Form 10-Q
period 2003-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2003-11-20
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2003

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-29
Statements of Operations	30-83
Statements of Changes in Partners' Capital	84-97
Statements of Cash Flows	98-151
Notes to Financial Statements	152-182

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	183-228

Item 3. Quantitative and Qualitative Disclosure About Market Risk	228

Item 4. Evaluation of Disclosure and Procedures	228

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	229

Signatures	230

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$447,224,604	$424,883,445

OTHER ASSETS

Cash and cash equivalents	29,595,938	25,882,162
Investments	11,449,695	6,018,380
Notes receivable	13,147,645	14,733,948
Acquisition costs	34,228,217	30,817,914
Other assets	24,924,994	13,158,071
	$560,571,093	$515,493,920

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 327,269	$ 1,090,107
Accounts payable affiliates	18,387,993	15,528,445
Capital contributions payable	45,024,676	34,899,189
Line of credit	-	-
	63,739,938	51,517,741

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 98,500,000 authorized BACs; 80,670,082 issued and outstanding, as of September 30, 2003	498,729,295	465,720,104
General Partner	(1,944,746)	(1,790,531)
Unrealized gain (loss) on securities
available for sale, net	46,606	46,606
	496,831,155	463,976,179
	$560,571,093	$515,493,920

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 11,431,505	$ 12,675,770

OTHER ASSETS
Cash and cash equivalents	228,101	244,384
Investments	-	-
Notes receivable	-	-
Acquisition costs	82,160	83,947
Other assets	2,130,167	1,199,682
	$ 13,871,933	$ 14,203,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 9,902
Accounts payable affiliates	3,377,602	3,190,282
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,765,628	3,588,210

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of September 30, 2003	10,335,807	10,839,982
General Partner	(229,502)	(224,409)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,106,305	10,615,573
	$ 13,871,933	$ 14,203,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,162,251	$ 2,393,876

OTHER ASSETS
Cash and cash equivalents	177,944	211,070
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs	44,939	45,916
Other assets	451,827	451,825
	$ 3,294,600	$ 3,560,326

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	739,950	627,029
Capital contributions payable	457,642	457,642
Line of credit	-	-
	1,197,592	1,084,671

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of September 30, 2003	2,237,990	2,612,851
General Partner	(140,982)	(137,196)
Unrealized gain (loss) on securities
available for sale, net	-	-
	2,097,008	2,475,655
	$ 3,294,600	$ 3,560,326

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,072,898	$ 9,514,695

OTHER ASSETS
Cash and cash equivalents	329,497	354,902
Investments	-	-
Notes receivable	450,981	450,981
Acquisition costs	141,215	144,285
Other assets	167,344	167,919
	$10,161,935	$10,632,782

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,762,218	1,634,923
Capital contributions payable	479,497	480,996
Line of credit	-	-
	2,241,715	2,115,919

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of September 30, 2003	8,060,099	8,650,776
General Partner	(139,879)	(133,913)
Unrealized gain (loss) on securities
available for sale, net	-	-
	7,920,220	8,516,863
	$10,161,935	$10,632,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,824,734	$16,373,993

OTHER ASSETS
Cash and cash equivalents	134,144	167,196
Investments	-	-
Notes receivable	-	-
Acquisition costs	210,008	214,573
Other assets	269,371	269,370
	$16,438,257	$17,025,132

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,194,343	1,074,211
Capital contributions payable	117,797	117,796
Line of credit	-	-
	1,312,140	1,192,007

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, September 30, 2003	15,259,702	15,959,640
General Partner	(133,585)	(126,515)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,126,117	15,833,125
	$16,438,257	$17,025,132

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,403,118	$ 9,168,660

0THER ASSETS
Cash and cash equivalents	210,230	233,010
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs	234,705	239,807
Other assets	885,592	318,194
	$9,889,123	$10,115,149

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 18,228	$ 39,878
Accounts payable affiliates	1,265,529	1,154,667
Capital contributions payable	368,239	368,239
Line of credit	-	-
	1,651,996	1,562,784

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of September 30, 2003	8,340,054	8,652,140
0eneral Partner	(102,927)	(99,775)
Unrealized gain (loss) on securities
available for sale, net	-	-
	8,237,127	8,552,365
	$ 9,889,123	$10,115,149

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,792,149	$15,315,756

OTHER ASSETS
Cash and cash equivalents	453,269	489,697
Investments	-	-
Notes receivable	-	-
Acquisition costs	235,708	240,834
Other assets	746,785	747,614
	$16,227,911	$16,793,901

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 30,878
Accounts payable affiliates	999,719	863,380
Capital contributions payable	943,704	943,704
Line of credit	-	-
	1,944,401	1,837,962

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of September 30, 2003	14,398,119	15,063,824
General Partner	(114,609)	(107,885)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,283,510	14,955,939
	$16,227,911	$16,793,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,845,096	$23,716,013

OTHER ASSETS
Cash and cash equivalents	326,567	516,145
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs	414,144	422,596
Other assets	1,639,303	1,594,656
	$25,360,932	$26,385,232

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 100,683
Accounts payable affiliates	1,872,959	1,654,168
Capital contributions payable	1,443,838	1,475,380
Line of credit	-	-
	3,316,887	3,230,231

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of September 30, 2003	22,163,858	23,263,704
General Partner	(119,813)	(108,703)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,044,045	23,155,001
	$25,360,932	$26,385,232

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,254,429	$14,645,587

OTHER ASSETS
Cash and cash equivalents	327,496	339,714
Investments	-	-
Notes receivable	-	-
Acquisition costs	343,775	351,248
Other assets	172,425	172,425
	$15,098,125	$15,508,974

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,397,711	1,240,107
Capital contributions payable	39,749	39,749
Line of credit	-	-
	1,437,460	1,279,856

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of September 30, 2003	13,730,506	14,293,274
General Partner	(69,841)	(64,156)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,660,665	14,229,118
	$15,098,125	$15,508,974

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$24,549,204	$25,184,476

OTHER ASSETS
Cash and cash equivalents	541,190	304,688
Investments	-	150,337
Notes receivable	638,346	638,346
Acquisition costs	75,912	77,562
Other assets	30,708	353,370
	$25,835,360	$26,708,779

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	40,968	148,783
Line of credit	-	-
	40,968	148,783

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of September 30, 2003	25,879,928	26,637,876
General Partner	(85,807)	(78,151)
Unrealized gain (loss) on securities
available for sale, net	271	271
	25,794,392	26,559,996
	$25,835,360	$26,708,779

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,727,209	$22,450,900

OTHER ASSETS
Cash and cash equivalents	274,056	468,746
Investments	166,512	49,929
Notes receivable	20,935	20,935
Acquisition costs	76,110	77,761
Other assets	861	150,723
	$22,265,683	$23,218,994

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	591,786	422,795
Capital contributions payable	86,718	304,770
Line of credit	-	-
	678,504	727,565

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of September 30, 2003	21,710,049	22,605,257
General Partner	(122,773)	(113,731)
Unrealized gain (loss) on securities
available for sale, net	(97)	(97)
	21,587,179	22,491,429
	$22,265,683	$23,218,994

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,032,781	$16,661,934

OTHER ASSETS
Cash and cash equivalents	79,472	121,470
Investments	-	-
Notes receivable	301,842	301,842
Acquisition costs	488,443	499,058
Other assets	1,769	1,773
	$16,904,307	$17,586,077

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	73,947	309
Capital contributions payable	128,167	134,311
Line of credit	-	-
	202,114	134,620

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of September 30, 2003	16,762,228	17,503,999
General Partner	(60,035)	(52,542)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,702,193	17,451,457
	$16,904,307	$17,586,077

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$24,630,294	$25,656,110

OTHER ASSETS
Cash and cash equivalents	214,835	294,050
Investments	-	-
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	432,780	483,572
	$25,933,584	$27,089,407

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	99,360	-
Capital contributions payable	695,771	705,771
Line of credit	-	-
	795,131	705,771

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of September 30, 2003	25,266,328	26,499,059
General Partner	(127,875)	(115,423)
Unrealized gain (loss) on securities
available for sale, net	-	-
	25,138,453	26,383,636
	$25,933,584	$27,089,407

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$30,366,167	$31,094,955

OTHER ASSETS
Cash and cash equivalents	221,007	303,823
Investments	-	-
Notes receivable	573,581	573,581
Acquisition costs	699,266	714,463
Other assets	484,831	448,301
	$32,344,852	$33,135,123

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	512,414	345,962
Capital contributions payable	893,997	936,164
Line of credit	-	-
	1,406,411	1,282,126

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of September 30, 2003	31,035,418	31,940,828
General Partner	(96,977)	(87,831)
Unrealized gain (loss) on securities
available for sale, net	-	-
	30,938,441	31,852,997
	$32,344,852	$33,135,123

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,437,505	$17,734,775

OTHER ASSETS
Cash and cash equivalents	185,351	179,335
Investments	-	-
Notes receivable	82,874	111,787
Acquisition costs	627,429	641,071
Other assets	133,133	133,131
	$18,466,292	$18,800,099

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	380,384	293,402
Capital contributions payable	202,285	202,285
Line of credit	-	-
	582,669	495,687

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of September 30, 2003	17,930,567	18,347,148
General Partner	(46,944)	(42,736)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,883,623	18,304,412
	$18,466,292	$18,800,099

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,360,592	$22,240,109

OTHER ASSETS
Cash and cash equivalents	255,590	286,228
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs	997,151	1,018,828
Other assets	-	-
	$22,616,880	$23,548,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	743,594	596,996
Capital contributions payable	85,968	95,968
Line of credit	-	-
	829,562	692,964

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of September 30, 2003	21,869,835	22,927,581
General Partner	(82,517)	(71,833)
Unrealized gain (loss) on securities
available for sale, net	-	-
	21,787,318	22,855,748
	$22,616,880	$23,548,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,427,127	$19,767,681

OTHER ASSETS
Cash and cash equivalents	568,924	581,040
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,825,815	2,887,248
Other assets	196,003	203,170
	$23,340,653	$23,761,923

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	186,302	72,122
Capital contributions payable	603,740	603,740
Line of credit	-	-
	790,042	675,862

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of September 30, 2003	22,607,130	23,137,225
General Partner	(56,519)	(51,164)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,550,611	23,086,061
	$23,340,653	$23,761,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,212,007	$12,486,013

OTHER ASSETS
Cash and cash equivalents	72,983	96,390
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	1,940,289	1,982,467
Other assets	338,833	338,833
	$14,886,896	$15,226,487

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	542,522	457,898
Capital contributions payable	657,998	680,429
Line of credit	-	-
	1,200,520	1,138,327

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of September 30, 2003	13,728,176	14,125,942
General Partner	(41,800)	(37,782)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,686,376	14,088,160
	$14,886,896	$15,226,487

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,809,317	$16,153,757

OTHER ASSETS
Cash and cash equivalents	261,227	305,836
Investments	-	-
Notes receivable	1,750,299	1,810,486
Acquisition costs	2,159,858	2,204,852
Other assets	277,840	219,635
	$20,258,541	$20,694,566

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	347,109	258,632
Capital contributions payable	1,827,112	1,944,309
Line of credit	-	-
	2,174,221	2,202,941

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of September 30, 2003	18,119,040	18,522,272
General Partner	(34,720)	(30,647)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,084,320	18,491,625
	$20,258,541	$20,694,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,427,808	$16,658,700

OTHER ASSETS
Cash and cash equivalents	142,305	155,345
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,445,478	2,493,427
Other assets	66,337	85,396
	$19,081,928	$19,392,868

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	318,807	233,429
Capital contributions payable	117,735	135,173
Line of credit	-	-
	436,542	368,602

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, September 30, 2003	18,677,217	19,052,308
General Partner	(31,831)	(28,042)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,645,386	19,024,266
	$19,081,928	$19,392,868

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,276,242	$14,730,373

OTHER ASSETS
Cash and cash equivalents	97,215	49,200
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,260,399	2,304,288
Other assets	294,028	299,374
	$16,927,884	$17,383,235

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	412,976	187,645
Capital contributions payable	-	161,805
Line of credit	-	-
	412,976	349,450

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of September 30, 2003	16,546,201	17,059,889
General Partner	(31,293)	(26,104)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,514,908	17,033,785
	$16,927,884	$17,383,235

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,850,762	$18,256,397

OTHER ASSETS
Cash and cash equivalents	71,839	97,331
Investments	-	-
Notes receivable	312,318	312,318
Acquisition costs	2,743,362	2,789,041
Other assets	325,658	312,625
	$21,303,939	$21,767,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 37,533	$ 37,533
Accounts payable affiliates	516,133	414,409
Capital contributions payable	632,144	651,411
Line of credit	-	-
	1,185,810	1,103,353

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of September 30, 2003	20,141,890	20,682,658
General Partner	(23,761)	(18,299)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,118,129	20,664,359
	$21,303,939	$21,767,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	September 30, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,402,545	$19,421,142

OTHER ASSETS
Cash and cash equivalents	584,529	930,843
Investments	480,359	496,399
Notes receivable	-	372,883
Acquisition costs	2,994,279	3,047,101
Other assets	426,146	1,320,885
	$23,887,858	$25,589,253

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 2,100	$ 2,800
Accounts payable affiliates	517,020	378,757
Capital contributions payable	1,420,157	2,284,064
Line of credit	-	-
	1,939,277	2,665,621

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of September 30, 2003	21,979,688	22,944,988
General Partner	(31,074)	(21,323)
Unrealized gain (loss) on securities
available for sale, net	(33)	(33)
	21,948,581	22,923,632
	$23,887,858	$25,589,253

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	September 30, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,614,673	$19,580,498

OTHER ASSETS
Cash and cash equivalents	772,968	1,528,577
Investments	1,878,022	3,524,918
Notes receivable	3,032,514	3,361,150
Acquisition costs	3,070,794	3,044,611
Other assets	681,027	1,039,347
	$29,049,998	$32,079,101

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,069	$ 1,038
Accounts payable affiliates	340,612	264,878
Capital contributions payable	6,102,489	8,777,237
Line of credit	-	-
	6,444,170	9,043,153

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of September 30, 2003	22,571,847	22,997,666
General Partner	(10,618)	(6,317)
Unrealized gain (loss) on securities
available for sale, net	44,599	44,599
	22,605,828	23,035,948
	$29,049,998	$32,079,101

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	September 30, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,514,400	$ 18,349,599

OTHER ASSETS
Cash and cash equivalents	3,590,344	11,183,205
Investments	4,966,333	1,796,797
Notes receivable	2,935,226	3,361,995
Acquisition costs	3,866,021	3,706,564
Other assets	1,806,159	2,762,634
	$43,678,483	$41,160,794

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 111,484	$ 111,966
Accounts payable affiliates	172,182	97,417
Capital contributions payable	12,429,727	9,830,712
Line of credit	-	-
	12,713,393	10,040,095

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding, as of September 30, 2003	30,969,684	31,123,737
General Partner	(6,460)	(4,904)
Unrealized gain (loss) on securities
available for sale, net	1,866	1,866
	30,965,090	31,120,699
	$43,678,483	$41,160,794

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	September 30, 2003 (Unaudited)	March 31 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,360,876	$ 4,651,676

OTHER ASSETS
Cash and cash equivalents	6,820,302	6,439,937
Investments	3,958,469	-
Notes receivable	300,000	1,363,915
Acquisition costs	2,652,889	1,586,366
Other assets	564,022	83,617
	$29,656,558	$14,125,511

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 61,160	$ 755,429
Accounts payable affiliates	6,526	65,027
Capital contributions payable	6,434,366	3,030,725
Line of credit	-	-
	6,502,052	3,851,181

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding, as of September 30, 2003	23,155,934	10,275,480
General Partner	(1,428)	(1,150)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,154,506	10,274,330
	$29,656,558	$14,125,511

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45*

September 30, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,438,915

OTHER ASSETS
Cash and cash equivalents	12,654,553
Investments	-
Notes receivable	695,000
Acquisition costs	2,598,068
Other assets	12,402,045
$43,788,581

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 94,627
Accounts payable affiliates	16,288
Capital contributions payable	8,426,842
Line of credit	-
8,537,757

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding, as of September 30, 2003	35,252,000
General Partner	(1,176)
Unrealized gain (loss) on securities
available for sale, net	-
35,250,824
$43,788,581

*Series 45 had not commenced operations as of March 31, 2003, therefore there is no comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 225,115	$ 142,336
Other income	3,120	-
	228,235	143,336

Share of loss from Operating Partnerships (Note D)	(5,511,450)	(6,486,339)

Expenses
Professional fees	431,965	304,522
Fund management fee (Note C)	1,437,195	1,395,157
Organization costs	78,231	-
Amortization	239,349	176,260
General and administrative expenses	240,572	189,922
	2,427,312	2,065,861

NET INCOME (LOSS)	$(7,710,527)	$(8,409,864)

Net income (loss) allocated to limited partners	$(7,633,420)	$(8,325,766)

Net income (loss) allocated to general partner	$ (77,107)	$ (84,098)

Net income (loss) per BAC	$ (2.44)	$ (2.72)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2003	2002

Income
Interest income	$ 280	$ 447
Other income	2,336	-
	2,616	447

Share of loss from Operating Partnerships(Note D)	(179,944)	(498,562)

Expenses
Professional fees	20,765	15,200
Fund management fee (Note C)	88,256	88,908
Organization costs	-	-
Amortization	893	893
General and administrative expenses	8,646	9,153
	118,560	114,154

NET INCOME (LOSS)	$ (295,888)	$ (612,269)

Net income (loss) allocated to limited partners	$ (292,929)	$ (606,146)

Net income (loss) allocated to general partner	$ (2,959)	$ (6,123)

Net income (loss) per BAC	$ (.08)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2003	2002

Income
Interest income	$ 188	$ 709
Other income	-	-
	188	709

Share of loss from Operating Partnerships(Note D)	(49,863)	(187,679)

Expenses
Professional fees	20,862	21,093
Fund management fee (Note C)	55,460	52,130
Organization costs	-	-
Amortization	488	488
General and administrative expenses	4,863	5,022
	81,673	78,733

NET INCOME (LOSS)	$ (131,348)	$ (265,703)

Net income (loss) allocated to limited partners	$ (130,035)	$ (263,046)

Net income (loss) allocated to general partner	$ (1,313)	$ (2,657)

Net income (loss) per BAC	$ (0.07)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2003	2002

Income
Interest income	$ 356	$ 3,042
Other income	-	-
	356	3,042

Share of loss from Operating Partnerships(Note D)	(191,695)	(319,295)

Expenses
Professional fees	19,125	15,979
Fund management fee (Note C)	61,898	60,148
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	6,354	7,253
	88,912	84,915

NET INCOME (LOSS)	$ (280,251)	$ (401,168)

Net income (loss) allocated to limited partners	$ (277,448)	$ (397,156)

Net income (loss) allocated to general partner	$ (2,803)	$ (4,012)

Net income (loss) per BAC	$ (.11)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2003	2002

Income
Interest income	$ 173	$ 244
Other income	-	-
	173	244

Share of loss from Operating Partnerships(Note D)	(264,720)	(321,906)

Expenses
Professional fees	19,419	15,200
Fund management fee (Note C)	60,066	60,066
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	7,846	8,339
	89,614	85,888

NET INCOME (LOSS)	$ (354,161)	$ (407,550)

Net income (loss) allocated to limited partners	$ (350,619)	$ (403,475)

Net income (loss) allocated to general partner	$ (3,542)	$ (4,075)

Net income (loss) per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2003	2002

Income
Interest income	$ 247	$ 3,764
Other income	-	-
	247	3,764

Share of loss from Operating Partnerships(Note D)	(51,596)	(302,751)

Expenses
Professional fees	19,102	15,663
Fund management fee (Note C)	48,180	58,338
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	5,243	6,116
	75,076	82,668

NET INCOME (LOSS)	$ (126,425)	$ (381,655)

Net income (loss) allocated to limited partners	$ (125,161)	$ (377,838)

Net income (loss) allocated to general partner	$ (1,264)	$ (3,817)

Net income (loss) per BAC	$ (.06)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2003	2002

Income
Interest income	$ 510	$ 4,845
Other income	-	-
	510	4,845

Share of loss from Operating Partnerships(Note D)	(228,444)	(416,011)

Expenses
Professional fees	21,931	15,760
Fund management fee (Note C)	64,977	66,569
Organization costs	-	-
Amortization	3,805	2,562
General and administrative expenses	7,283	8,381
	97,996	93,272

NET INCOME (LOSS)	$ (325,930)	$ (504,438)

Net income (loss) allocated to limited partners	$ (322,671)	$ (499,394)

Net income (loss) allocated to general partner	$ (3,259)	$ (5,044)

Net income (loss) per BAC	$ (.11)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2003	2002

Income
Interest income	$ 414	$ 661
Other income	-	-
	414	661

Share of loss from Operating Partnerships(Note D)	(432,978)	(481,982)

Expenses
Professional fees	31,651	22,225
Fund management fee (Note C)	76,388	99,721
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	8,996	9,471
	121,261	135,643

NET INCOME (LOSS)	$ (553,825)	$ (616,964)

Net income (loss) allocated to limited partners	$ (548,287)	$ (610,794)

Net income (loss) allocated to general partner	$ (5,538)	$ (6,170)

Net income (loss) per BAC	$ (.14)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2003	2002

Income
Interest income	$ 388	$ 3,971
Other income	-	-
	388	3,971

Share of loss from Operating Partnerships(Note D)	(195,693)	(263,447)

Expenses
Professional fees	15,328	13,417
Fund management fee (Note C)	73,801	68,801
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	5,848	6,709
	98,891	92,841

NET INCOME (LOSS)	$ (294,196)	$ (352,317)

Net income (loss) allocated to limited partners	$ (291,254)	$ (348,794)

Net income (loss) allocated to general partner	$ (2,942)	$ (3,523)

Net income (loss) per BAC	$ (.12)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2003	2002

Income
Interest income	$ 243	$ 7,761
Other income	784	-
	1,027	7,761

Share of loss from Operating Partnerships(Note D)	(273,862)	(324,397)

Expenses
Professional fees	23,225	17,084
Fund management fee (Note C)	80,529	79,174
Organization costs	-	-
Amortization	825	825
General and administrative expenses	9,636	8,727
	114,215	105,810

NET INCOME (LOSS)	$ (387,050)	$ (422,446)

Net income (loss) allocated to limited partners	$ (383,180)	$ (418,222)

Net income (loss) allocated to general partner	$ (3,870)	$ (4,224)

Net income (loss) per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2003	2002

Income
Interest income	$ 1,248	$ 4,731
Other income	-	-
	1,248	4,731

Share of loss from Operating Partnerships(Note D)	(357,955)	(463,676)

Expenses
Professional fees	20,032	20,373
Fund management fee (Note C)	77,095	84,495
Organization costs	-	-
Amortization	828	828
General and administrative expenses	9,692	9,999
	107,647	115,695

NET INCOME (LOSS)	$ (464,354)	$ (574,640)

Net income (loss) allocated to limited partners	$ (459,710)	$ (568,894)

Net income (loss) allocated to general partner	$ (4,644)	$ (5,746)

Net income (loss) per BAC	$ (.12)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2003	2002

Income
Interest income	$ 105	$ 2,742
Other income	-	-
	105	2,742

Share of loss from Operating Partnerships(Note D)	(274,835)	(243,845)

Expenses
Professional fees	18,347	13,645
Fund management fee (Note C)	41,036	50,179
Organization costs	-	-
Amortization	5,310	5,310
General and administrative expenses	5,844	6,310
	70,537	75,444

NET INCOME (LOSS)	$ (345,267)	$ (316,547)

Net income (loss) allocated to limited partners	$ (341,814)	$ (313,382)

Net income (loss) allocated to general partner	$ (3,453)	$ (3,165)

Net income (loss) per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2003	2002

Income
Interest income	$ 301	$ 5,537
Other income	-	-
	301	5,537

Share of loss from Operating Partnerships(Note D)	(484,230)	(349,895)

Expenses
Professional fees	19,364	16,857
Fund management fee (Note C)	90,360	99,360
Organization costs	-	-
Amortization	-	-
General and administrative expenses	8,346	9,695
	118,070	125,912

NET INCOME (LOSS)	$ (601,999)	$ (470,270)

Net income (loss) allocated to limited partners	$ (595,979)	$ (465,567)

Net income (loss) allocated to general partner	$ (6,020)	$ (4,703)

Net income (loss) per BAC	$ (.14)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2003	2002

Income
Interest income	$ 269	$ 27,184
Other income	-	-
	269	27,184

Share of loss from Operating Partnerships(Note D)	(361,934)	(381,761)

Expenses
Professional fees	22,501	16,200
Fund management fee (Note C)	70,926	84,426
Organization costs	-	-
Amortization	9,181	7,599
General and administrative expenses	10,449	1,565
	113,057	109,790

NET INCOME (LOSS)	$ (474,722)	$ (464,367)

Net income (loss) allocated to limited partners	$ (469,975)	$ (459,723)

Net income (loss) allocated to general partner	$ (4,747)	$ (4,644)

Net income (loss) per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2003	2002

Income
Interest income	$ 224	$ 294
Other income	-	-
	224	294

Share of loss from Operating Partnerships(Note D)	(149,034)	(215,044)

Expenses
Professional fees	11,014	7,913
Fund management fee (Note C)	43,491	43,491
Organization costs	-	-
Amortization	6,819	6,820
General and administrative expenses	6,919	4,468
	68,243	62,692

NET INCOME (LOSS)	$ (217,053)	$ (277,442)

Net income (loss) allocated to limited partners	$ (214,882)	$ (274,668)

Net income (loss) allocated to general Partner	$ (2,171)	$ (2,774)

Net income (loss) per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2003	2002

Income
Interest income	$ 275	$ 839
Other income	-	-
	275	839

Share of loss from Operating Partnerships(Note D)	(351,938)	(385,910)

Expenses
Professional fees	14,607	12,350
Fund management fee (Note C)	73,299	72,099
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	8,462	8,367
	107,352	103,800

NET INCOME (LOSS)	$ (459,015)	$ (488,871)

Net income (loss) allocated to limited partners	$ (454,425)	$ (483,982)

Net income (loss) allocated to general partner	$ (4,590)	$ (4,889)

Net income (loss) per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2003	2002

Income
Interest income	$ 796	$ 4,325
Other income	-	-
	796	4,325

Share of loss from Operating Partnerships(Note D)	(195,153)	(329,838)

Expenses
Professional fees	6,513	4,837
Fund management fee (Note C)	57,090	53,851
Organization costs	-	-
Amortization	32,309	32,310
General and administrative expenses	8,216	8,097
	104,128	99,095

NET INCOME (LOSS)	$ (298,485)	$ (424,608)

Net income (loss) allocated to limited partners	$ (295,500)	$ (420,362)

Net income (loss) allocated to general partner	$ (2,985)	$ (4,246)

Net income (loss) per BAC	$ (.09)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2003	2002

Income
Interest income	$ 91	$ 81
Other income	-	-
	91	81

Share of loss from Operating Partnerships(Note D)	(142,617)	(171,700)

Expenses
Professional fees	9,715	6,650
Fund management fee (Note C)	35,157	40,146
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	5,780	5,755
	72,768	74,667

NET INCOME (LOSS)	$ (215,294)	$ (246,286)

Net income (loss) allocated to limited partners	$ (213,141)	$ (243,823)

Net income (loss) allocated to general partner	$ (2,153)	$ (2,463)

Net income (loss) per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2003	2002

Income
Interest income	$ 288	$ 663
Other income	-	-
	288	663

Share of loss from Operating Partnerships(Note D)	(142,740)	(120,860)

Expenses
Professional fees	9,031	9,470
Fund management fee (Note C)	28,220	43,956
Organization costs	-	-
Amortization	23,706	23,706
General and administrative expenses	6,476	3,998
	67,433	81,130

NET INCOME (LOSS)	$ (209,885)	$ (201,327)

Net income (loss) allocated to limited partners	$ (207,786)	$ (199,314)

Net income (loss) allocated to general partner	$ (2,099)	$ (2,013)

Net income (loss) per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2003	2002

Income
Interest income	$ 157	$ 11,877
Other income	-	-
	157	11,877

Share of loss from Operating Partnerships(Note D)	(123,634)	(116,405)

Expenses
Professional fees	11,852	8,974
Fund management fee (Note C)	36,900	41,162
Organization costs	-	-
Amortization	23,222	24,729
General and administrative expenses	6,206	7,179
	78,180	82,044

NET INCOME (LOSS)	$ (201,657)	$ (186,572)

Net income (loss) allocated to limited partners	$ (199,640)	$ (184,706)

Net income (loss) allocated to general partner	$ (2,017)	$ (1,866)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2003	2002

Income
Interest income	$ 103	$ 637
Other income	-	-
	103	637

Share of loss from Operating Partnerships(Note D)	(183,330)	(182,551)

Expenses
Professional fees	13,587	10,514
Fund management fee (Note C)	22,931	34,200
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	5,746	6,879
	64,845	74,174

NET INCOME (LOSS)	$ (248,072)	$ (256,088)

Net income (loss) allocated to limited partners	$ (245,591)	$ (253,527)

Net income (loss) allocated to general partner	$ (2,481)	$ (2,561)

Net income (loss) per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2003	2002

Income
Interest income	$ 93	$ 17,123
Other income	-	-
	93	17,123

Share of loss from Operating Partnerships(Note D)	(185,602)	(154,704)

Expenses
Professional fees	16,541	13,836
Fund management fee (Note C)	45,570	36,886
Organization costs	-	-
Amortization	28,429	-
General and administrative expenses	6,342	11,853
	96,882	62,575

NET INCOME (LOSS)	$ (282,391)	$ (200,156)

Net income (loss) allocated to limited partners	$ (279,567)	$ (198,154)

Net income (loss) allocated to general partner	$ (2,824)	$ (2,002)

Net income (loss) per BAC	$ (.11)	$ (.08)

The accompanying notes are an integral part of this statement

`Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2003	2002

Income
Interest income	$ 32,491	$ 4,996
Other income	-	-
	32,491	4,996

Share of loss from Operating Partnerships(Note D)	(382,693)	(254,120)

Expenses
Professional fees	17,086	5,165
Fund management fee (Note C)	69,355	47,076
Organization costs	-	-
Amortization	33,344	-
General and administrative expenses	7,275	21,140
	127,060	73,381

NET INCOME (LOSS)	$ (477,262)	$ (322,505)

Net income (loss) allocated to limited partners	$ (472,489)	$ (319,280)

Net income (loss) allocated to general partner	$ (4,773)	$ (3,225)

Net income (loss) per BAC	$ (.16)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2003	2002

Income
Interest income	$ 37,290	$ 34,725
Other income	-	-
	37,290	34,725

Share of loss from Operating Partnerships(Note D)	(199,705)	-

Expenses
Professional fees	17,161	-
Fund management fee (Note C)	36,045	6,117
Organization costs	-	29,975
Amortization	-	-
General and administrative expenses	15,774	11,170
	68,980	47,262

NET INCOME (LOSS)	$(231,395)	$ (12,537)

Net income (loss) allocated to limited partners	$(229,081)	$ (12,412)

Net income (loss) allocated to general partner	$ (2,314)	$ (125)

Net income (loss) per BAC	$ (.08)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2003	2002

Income
Interest income	$ 88,019	$ 1,138
Other income	-	-
	88,019	1,138

Share of loss from Operating Partnerships(Note D)	(107,255)	-

Expenses
Professional fees	21,868	-
Fund management fee (Note C)	38,578	-
Organization costs	-	-
Amortization	-	-
General and administrative expenses	26,996	4,276
	87,442	4,276

NET INCOME (LOSS)	$(106,678)	$ (3,138)

Net income (loss) allocated to limited partners	$(105,611)	$ (3,107)

Net income (loss) allocated to general partner	$ (1,067)	$ (31)

Net income (loss) per BAC	$ (0.03)	$ (0.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44*

2003

Income
Interest income	$ 49,496
Other income	-
49,496

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	10,724
Fund management fee (Note C)	28,565
Organization costs	-
Amortization	-
General and administrative expenses	30,967
70,256

NET INCOME (LOSS)	$ (20,760)

Net income (loss) allocated to limited partners	$ (20,552)

Net income (loss) allocated to general partner	$ (208)

Net income (loss) per BAC	$ (0.01)

*Series 44 did not commence operations until after September 30, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45*

2003

Income
Interest income	$ 11,070
Other income	-
11,070

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	614
Fund management fee (Note C)	33,022
Organization costs	78,231
Amortization	-
General and administrative expenses	6,367
118,234

NET INCOME (LOSS)	$(107,164)

Net income (loss) allocated to limited partners	$(106,092)

Net income (loss) allocated to general partner	$ (1,072)

Net income (loss) per BAC	$ (0.03)

*Series 44 did not commence operations until after September 30, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 324,971	$ 383,051
Other income	7,878	18,753
	332,849	401,804

Share of loss from Operating Partnerships (Note D)	(11,513,531)	(12,257,431)

Expenses
Professional fees	595,090	436,680
Fund management fee (Note C)	2,743,559	2,635,764
Organization costs	78,231	20,000
Amortization	481,707	353,655
General and administrative expenses	342,155	341,541
	4,240,742	3,787,640

NET INCOME (LOSS)	$(15,421,424)	$(15,643,267)

Net income (loss) allocated to limited partners	$(15,267,209)	$(15,486,835)

Net income (loss) allocated to general partner	$ (154,215)	$ (156,432)

Net income (loss) per BAC	$ (4.92)	$ (5.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2003	2002

Income
Interest income	$ 638	$ 912
Other income	2,336	2,336
	2,974	3,248

Share of loss from Operating Partnerships(Note D)	(314,065)	(958,862)

Expenses
Professional fees	28,897	21,326
Fund management fee (Note C)	156,874	178,094
Organization costs	-	-
Amortization	1,786	1,786
General and administrative expenses	10,620	13,211
	198,177	214,417

NET INCOME (LOSS)	$ (509,268)	$ (1,170,031)

Net income (loss) allocated to limited partners	$ (504,175)	$ (1,158,331)

Net income (loss) allocated to general partner	$ (5,093)	$ (11,700)

Net income (loss) per BAC	$ (.13)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2003	2002

Income
Interest income	$ 517	$ 32,603
Other income	-	-
	517	32,603

Share of loss from Operating Partnerships(Note D)	(231,189)	(316,015)

Expenses
Professional fees	28,389	26,403
Fund management fee (Note C)	111,920	77,590
Organization costs	-	-
Amortization	977	978
General and administrative expenses	6,689	7,981
	147,975	112,952

NET INCOME (LOSS)	$ (378,647)	$ (396,364)

Net income (loss) allocated to limited partners	$ (374,861)	$ (392,400)

Net income (loss) allocated to general partner	$ (3,786)	$ (3,964)

Net income (loss) per BAC	$ (.20)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2003	2002

Income
Interest income	$ 915	$ 6,367
Other income	-	-
	915	6,367

Share of loss from Operating Partnerships(Note D)	(440,137)	(580,491)

Expenses
Professional fees	24,138	23,016
Fund management fee (Note C)	122,330	120,922
Organization costs	-	-
Amortization	3,070	3,069
General and administrative expenses	7,883	11,319
	157,421	158,326

NET INCOME (LOSS)	$ (596,643)	$ (732,450)

Net income (loss) allocated to limited partners	$ (590,677)	$ (725,125)

Net income (loss) allocated to general partner	$ (5,966)	$ (7,325)

Net income (loss) per BAC	$ (.23)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2003	2002

Income
Interest income	$ 420	$ 645
Other income	-	-
	420	645

Share of loss from Operating Partnerships(Note D)	(549,259)	(568,325)

Expenses
Professional fees	27,102	21,081
Fund management fee (Note C)	116,882	118,382
Organization costs	-	-
Amortization	4,565	4,565
General and administrative expenses	9,620	12,515
	158,169	156,543

NET INCOME (LOSS)	$ (707,008)	$ (724,223)

Net income (loss) allocated to limited partners	$ (699,938)	$ (716,981)

Net income (loss) allocated to general partner	$ (7,070)	$ (7,242)

Net income (loss) per BAC	$ (.21)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2003	2002

Income
Interest income	$ 621	$ 7,759
Other income	-	-
	621	7,759

Share of loss from Operating Partnerships(Note D)	(204,177)	(497,671)

Expenses
Professional fees	24,406	22,144
Fund management fee (Note C)	75,734	100,570
Organization costs	-	-
Amortization	5,102	5,102
General and administrative expenses	6,440	9,821
	111,682	137,637

NET INCOME (LOSS)	$ (315,238)	$ (627,549)

Net income (loss) allocated to limited partners	$ (312,086)	$ (621,274)

Net income (loss) allocated to general partner	$ (3,152)	$ (6,275)

Net income (loss) per BAC	$ (.14)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2003	2002

Income
Interest income	$ 1,155	$ 9,896
Other income	-	-
	1,155	9,896

Share of loss from Operating Partnerships(Note D)	(513,850)	(569,509)

Expenses
Professional fees	28,096	22,071
Fund management fee (Note C)	114,255	114,230
Organization costs	-	-
Amortization	7,609	6,367
General and administrative expenses	9,774	12,885
	159,734	155,553

NET INCOME (LOSS)	$ (672,429)	$ (715,166)

Net income (loss) allocated to limited partners	$ (665,705)	$ (708,014)

Net income (loss) allocated to general partner	$ (6,724)	$ (7,152)

Net income (loss) per BAC	$ (.22)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2003	2002

Income
Interest income	$ 1,100	$ 1,444
Other income	-	-
	1,100	1,444

Share of loss from Operating Partnerships(Note D)	(872,952)	(812,324)

Expenses
Professional fees	44,419	30,951
Fund management fee (Note C)	174,962	203,178
Organization costs	-	-
Amortization	8,452	8,452
General and administrative expenses	11,271	13,980
	239,104	256,561

NET INCOME (LOSS)	$ (1,110,956)	$ (1,067,441)

Net income (loss) allocated to limited partners	$ (1,099,846)	$ (1,056,767)

Net income (loss) allocated to general partner	$ (11,110)	$ (10,674)

Net income (loss) per BAC	$ (.28)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2003	2002

Income
Interest income	$ 750	$ 8,394
Other income	-	15,742
	750	24,136

Share of loss from Operating Partnerships(Note D)	(390,804)	(413,543)

Expenses
Professional fees	19,683	19,343
Fund management fee (Note C)	143,779	130,973
Organization costs	-	-
Amortization	7,827	7,827
General and administrative expenses	7,110	10,545
	178,399	168,688

NET INCOME (LOSS)	$ (568,453)	$ (558,095)

Net income (loss) allocated to limited partners	$ (562,768)	$ (552,514)

Net income (loss) allocated to general partner	$ (5,685)	$ (5,581)

Net income (loss) per BAC	$ (.23)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2003	2002

Income
Interest income	$ 743	$ 15,731
Other income	5,542	-
	6,285	15,731

Share of loss from Operating Partnerships(Note D)	(582,900)	(768,340)

Expenses
Professional fees	33,442	24,181
Fund management fee (Note C)	140,851	146,095
Organization costs	-	-
Amortization	1,650	1,649
General and administrative expenses	13,046	14,110
	188,989	186,035

NET INCOME (LOSS)	$ (765,604)	$ (938,644)

Net income (loss) allocated to limited partners	$ (757,948)	$ (929,258)

Net income (loss) allocated to general partner	$ (7,656)	$ (9,386)

Net income (loss) per BAC	$ (.19)	$ (.23)

The accompanying notes are an integral part of this statement oston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2003	2002

Income
Interest income	$ 4,106	$ 9,728
Other income	-	-
	4,106	9,728

Share of loss from Operating Partnerships(Note D)	(719,275)	(916,777)

Expenses
Professional fees	26,972	26,632
Fund management fee (Note C)	147,991	167,490
Organization costs	-	-
Amortization	1,655	1,655
General and administrative expenses	12,463	15,061
	189,081	210,838

NET INCOME (LOSS)	$ (904,250)	$(1,117,887)

Net income (loss) allocated to limited partners	$ (895,208)	$(1,106,708)

Net income (loss) allocated to general partner	$ (9,042)	$ (11,179)

Net income (loss) per BAC	$ (.22)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2003	2002

Income
Interest income	$ 282	$ 5,746
Other income	-	-
	282	5,746

Share of loss from Operating Partnerships(Note D)	(619,654)	(516,380)

Expenses
Professional fees	22,210	19,540
Fund management fee (Note C)	89,948	96,020
Organization costs	-	-
Amortization	10,619	10,620
General and administrative expenses	7,115	9,626
	129,892	135,806

NET INCOME (LOSS)	$ (749,264)	$ (646,440)

Net income (loss) allocated to limited partners	$ (741,771)	$ (639,976)

Net income (loss) allocated to general partner	$ (7,493)	$ (6,464)

Net income (loss) per BAC	$ (.28)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2003	2002

Income
Interest income	$ 653	$ 11,549
Other income	-	-
	653	11,549

Share of loss from Operating Partnerships(Note D)	(1,025,340)	(839,918)

Expenses
Professional fees	24,346	24,022
Fund management fee (Note C)	185,839	186,520
Organization costs	-	-
Amortization	-	-
General and administrative expenses	10,311	14,763
	220,496	225,305

NET INCOME (LOSS)	$(1,245,183)	$(1,053,674)

Net income (loss) allocated to limited partners	$(1,232,731)	$(1,043,137)

Net income (loss) allocated to general partner	$ (12,452)	$ (10,537)

Net income (loss) per BAC	$ (.28)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2003	2002

Income
Interest income	$ 682	$ 28,654
Other income	-	-
	682	28,654

Share of loss from Operating Partnerships(Note D)	(725,623)	(721,091)

Expenses
Professional fees	29,442	25,426
Fund management fee (Note C)	129,087	157,452
Organization costs	-	-
Amortization	18,362	15,099
General and administrative expenses	12,724	16,405
	189,615	214,382

NET INCOME (LOSS)	$ (914,556)	$ (906,819)

Net income (loss) allocated to limited partners	$ (905,410)	$ (897,751)

Net income (loss) allocated to general partner	$ (9,146)	$ (9,068)

Net income (loss) per BAC	$ (.19)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2003	2002

Income
Interest income	$ 513	$ 1,305
Other income	-	-
	513	1,305

Share of loss from Operating Partnerships(Note D)	(297,270)	(444,232)

Expenses
Professional fees	15,201	12,314
Fund management fee (Note C)	86,982	76,062
Organization costs	-	-
Amortization	13,639	13,639
General and administrative expenses	8,210	8,914
	124,032	110,929

NET INCOME (LOSS)	$ (420,789)	$ (553,856)

Net income (loss) allocated to limited partners	$ (416,581)	$ (548,317)

Net income (loss) allocated to general Partner	$ (4,208)	$ (5,539)

Net income (loss) per BAC	$ (.16)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2003	2002

Income
Interest income	$ 675	$ 1,624
Other income	-	-
	675	1,624

Share of loss from Operating Partnerships(Note D)	(879,227)	(700,259)

Expenses
Professional fees	17,719	17,241
Fund management fee (Note C)	140,014	145,397
Organization costs	-	-
Amortization	21,969	21,969
General and administrative expenses	10,176	13,404
	189,878	198,011

NET INCOME (LOSS)	$(1,068,430)	$ (869,646)

Net income (loss) allocated to limited partners	$(1,057,746)	$ (887,680)

Net income (loss) allocated to general partner	$ (10,684)	$ (8,966)

Net income (loss) per BAC	$ (.30)	$ (.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2003	2002

Income
Interest income	$ 1,852	$ 54,589
Other income	-	-
	1,852	54,589

Share of loss from Operating Partnerships(Note D)	(344,536)	(595,403)

Expenses
Professional fees	9,225	9,424
Fund management fee (Note C)	109,180	105,903
Organization costs	-	-
Amortization	64,618	64,618
General and administrative expenses	9,743	13,134
	192,766	193,079

NET INCOME (LOSS)	$ (535,450)	$ (733,893)

Net income (loss) allocated to limited partners	$ (530,095)	$ (726,554)

Net income (loss) allocated to general partner	$ (5,355)	$ (7,339)

Net income (loss) per BAC	$ (.16)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2003	2002

Income
Interest income	$ 225	$ 182
Other income	-	675
	225	857

Share of loss from Operating Partnerships(Note D)	(270,995)	(338,917)

Expenses
Professional fees	14,311	11,171
Fund management fee (Note C)	65,574	74,292
Organization costs	-	-
Amortization	44,231	44,231
General and administrative expenses	6,938	11,106
	131,054	140,800

NET INCOME (LOSS)	$ (401,784)	$ (478,860)

Net income (loss) allocated to limited partners	$ (397,766)	$ (474,071)

Net income (loss) allocated to general partner	$ (4,018)	$ (4,789)

Net income (loss) per BAC	$ (.19)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2003	2002

Income
Interest income	$ 693	$ 2,905
Other income	-	-
	693	2,905

Share of loss from Operating Partnerships(Note D)	(268,024)	(236,139)

Expenses
Professional fees	12,662	13,496
Fund management fee (Note C)	72,458	85,412
Organization costs	-	-
Amortization	47,412	47,412
General and administrative expenses	7,442	9,605
	139,974	155,925

NET INCOME (LOSS)	$ (407,305)	$ (389,159)

Net income (loss) allocated to limited partners	$ (403,232)	$ (385,267)

Net income (loss) allocated to general partner	$ (4,073)	$ (3,892)

Net income (loss) per BAC	$ (.16)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2003	2002

Income
Interest income	$ 379	$ 14,533
Other income	-	-
	379	14,533

Share of loss from Operating Partnerships(Note D)	(238,659)	(268,283)

Expenses
Professional fees	26,901	13,405
Fund management fee (Note C)	57,098	65,396
Organization costs	-	-
Amortization	49,456	49,456
General and administrative expenses	7,145	14,539
	140,600	142,796

NET INCOME (LOSS)	$ (378,880)	$ (396,546)

Net income (loss) allocated to limited partners	$ (375,091)	$ (392,581)

Net income (loss) allocated to general partner	$ (3,789)	$ (3,965)

Net income (loss) per BAC	$ (.15)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2003	2002

Income
Interest income	$ 165	$ 1,998
Other income	-	-
	165	1,998

Share of loss from Operating Partnerships(Note D)	(396,173)	(397,992)

Expenses
Professional fees	19,327	14,870
Fund management fee (Note C)	51,696	58,814
Organization costs	-	-
Amortization	45,162	45,161
General and administrative expenses	6,684	12,988
	122,869	131,833

NET INCOME (LOSS)	$ (518,877)	$ (527,827)

Net income (loss) allocated to limited partners	$ (513,688)	$ (522,549)

Net income (loss) allocated to general partner	$ (5,189)	$ (5,278)

Net income (loss) per BAC	$ (.22)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2003	2002

Income
Interest income	$ 229	$ 49,623
Other income	-	-
	229	49,623

Share of loss from Operating Partnerships(Note D)	(369,473)	(441,596)

Expenses
Professional fees	22,690	20,435
Fund management fee (Note C)	89,740	74,231
Organization costs	-	-
Amortization	56,858	-
General and administrative expenses	7,698	30,448
	176,986	125,114

NET INCOME (LOSS)	$ (546,230)	$ (517,087)

Net income (loss) allocated to limited partners	$ (540,768)	$ (511,916)

Net income (loss) allocated to general partner	$ (5,462)	$ (5,171)

Net income (loss) per BAC	$ (.21)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2003	2002

Income
Interest income	$ 34,181	$ 71,939
Other income	-	-
	34,181	71,939

Share of loss from Operating Partnerships(Note D)	(768,655)	(355,364)

Expenses
Professional fees	25,059	12,071
Fund management fee (Note C)	137,365	94,659
Organization costs	-	-
Amortization	66,688	-
General and administrative expenses	11,465	40,512
	240,577	147,242

NET INCOME (LOSS)	$ (975,051)	$ (430,667)

Net income (loss) allocated to limited partners	$ (965,300)	$ (426,360)

Net income (loss) allocated to general partner	$ (9,751)	$ (4,307)

Net income (loss) per BAC	$ (.33)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2003	2002

Income
Interest income	$ 68,014	$ 43,787
Other income	-	-
	68,014	43,787

Share of loss from Operating Partnerships(Note D)	(374,225)	-

Expenses
Professional fees	23,520	6,117
Fund management fee (Note C)	70,902	58,082
Organization costs	-	20,000
Amortization	-	-
General and administrative expenses	29,487	20,393
	123,909	104,592

NET INCOME (LOSS)	$(430,120)	$ (60,805)

Net income (loss) allocated to limited partners	$(425,819)	$ (60,197)

Net income (loss) allocated to general partner	$ (4,301)	$ (608)

Net income (loss) per BAC	$ (.16)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2003	2002

Income
Interest income	$ 117,159	$ 1,138
Other income	-	-
	117,159	1,138

Share of loss from Operating Partnerships(Note D)	(117,109)	-

Expenses
Professional fees	30,341	-
Fund management fee (Note C)	73,765	-
Organization costs	-	-
Amortization	-	-
General and administrative expenses	51,553	4,276
	155,659	4,276

NET INCOME (LOSS)	$(155,609)	$ (3,138)

Net income (loss) allocated to limited partners	$(155,053)	$ (3,107)

Net income (loss) allocated to general partner	$ (1,556)	$ (31)

Net income (loss) per BAC	$ (.04)	$ (0.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44*

2003

Income
Interest income	$ 77,234
Other income	-
77,234

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	14,828
Fund management fee (Note C)	45,311
Organization costs	-
Amortization	-
General and administrative expenses	44,942
105,081

NET INCOME (LOSS)	$ (27,847)

Net income (loss) allocated to limited partners	$ (27,569)

Net income (loss) allocated to general partner	$ (278)

Net income (loss) per BAC	$ (.01)

*Series 44 did not commence operations until after September 30, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45*

2003

Income
Interest income	$ 11,070
Other income	-
11,070

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	1,764
Fund management fee (Note C)	33,022
Organization costs	78,231
Amortization	-
General and administrative expenses	15,606
128,623

NET INCOME (LOSS)	$(117,553)

Net income (loss) allocated to limited partners	$(116,377)

Net income (loss) allocated to general partner	$ (1,176)

Net income (loss) per BAC	$ (.03)

*Series 45 did not commence operations until after September 30, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2003	$ 465,720,104	$ (1,790,531)	$ 46,606	$ 463,976,179

Capital contributions	54,372,430	-	-	54,372,430

Selling commissions and registration costs	(6,096,030)	-	-	(6,096,030)

Net income (loss)	(15,267,209)	(154,215)	-	(15,421,424)

Partners' capital (deficit), September 30, 2003	$ 498,729,295	$ (1,944,746)	$ 46,606	$ 496,831,155

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2003	$ 10,839,982	$ (224,409)	$ -	$ 10,615,573

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(504,175)	(5,093)	-	(509,268)

Partners' capital (deficit), September 30, 2003	$ 10,335,807	$ (229,502)	$ -	$ 10,106,305

Series 21
Partners' capital (deficit) April 1, 2003	$ 2,612,851	$ (137,196)	$	$ 2,475,655

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(374,861)	(3,786)	-	(378,647)

Partners' capital (deficit), September 30, 2003	$ 2,237,990	$ (140,982)	$ -	$ 2,097,008

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2003	$ 8,650,776	$ (137,196)	$ -	$ 8,513,580

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(590,677)	(3,786)	-	(594,463)

Partners' capital (deficit), September 30, 2003	$ 8,060,099	$ (140,982)	$ -	$ 7,919,117

Series 23
Partners' capital (deficit) April 1, 2003	$ 15,959,640	$ (126,515)	$ -	$ 15,833,125

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(699,938)	(7,070)	-	(707,008)

Partners' capital (deficit), September 30, 2003	$ 15,259,702	$ (133,585)	$ -	$ 15,126,117

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2003	$ 8,652,140	$ (99,775)	$ -	$ 8,552,365

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(312,086)	(3,152)	-	(315,238)

Partners' capital (deficit), September 30, 2003	$ 8,340,054	$ (102,927)	$ -	$ 8,237,127

Series 25
Partners' capital (deficit) April 1, 2003	$ 15,063,824	$ (107,885)	$ -	$ 14,955,939

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(665,705)	(6,724)	-	(672,429)

Partners' capital (deficit), September 30, 2003	$ 14,398,119	$ (114,609)	$ -	$ 14,283,510

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2003	$ 23,263,704	$ (108,703)	$ -	$ 23,155,001

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,099,846)	(11,110)	-	(1,110,956)

Partners' capital (deficit), September 30, 2003	$ 22,163,858	$ (119,813)	$ -	$ 22,044,045

Series 27
Partners' capital (deficit) April 1, 2003	$ 14,293,274	$ (64,156)	$ -	$ 14,229,118

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(562,768)	(5,685)	-	(568,453)

Partners' capital (deficit), September 30, 2003	$ 13,730,506	$ (69,841)	$ -	$ 13,660,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2003	$ 26,637,876	$ (78,151)	$ 271	$ 26,559,996

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(757,948)	(7,656)	-	(765,604)

Partners' capital (deficit), September 30, 2003	$ 25,879,928	$ (85,807)	$ 271	$ 25,794,392

Series 29
Partners' capital (deficit) April 1, 2003	$ 22,605,257	$ (113,731)	$ (97)	$ 22,491,429

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(895,208)	(9,042)	-	(904,250)

Partners' capital (deficit), September 30, 2003	$ 21,710,049	$ (122,773)	$ (97)	$ 21,587,179

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2003	$ 17,503,999	$ (52,542)	$ -	$ 17,451,457

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(741,771)	(7,493)	-	(749,264)

Partners' capital (deficit), September 30, 2003	$ 16,762,228	$ (60,035)	$ -	$ 16,702,193

Series 31
Partners' capital (deficit) April 1, 2003	$ 26,499,059	$ (115,423)	$ -	$ 26,383,636

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,232,731)	(12,452)	-	(1,245,183)

Partners' capital (deficit), September 30, 2003	$ 25,266,328	$ (127,875)	$ -	$ 25,138,453

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2003	$ 31,940,828	$ (87,831)	$ -	$ 31,852,997

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(905,410)	(9,146)	-	(914,556)

Partners' capital (deficit), September 30, 2003	$ 31,035,418	$ (96,977)	$ -	$ 30,938,441

Series 33
Partners' capital (deficit) April 1, 2003	$ 18,347,148	$ (42,736)	$ -	$ 18,304,412

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(416,581)	(4,208)	-	(420,789)

Partners' capital (deficit), September 30, 2003	$ 17,930,567	$ (46,944)	$ -	$ 17,883,623

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2003	$ 22,927,581	$ (71,833)	$ -	$ 22,855,748

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,057,746)	(10,684)	-	(1,068,430)

Partners' capital (deficit), September 30, 2003	$ 21,869,835	$ (82,517)	$ -	$ 21,787,318

Series 35
Partners' capital (deficit) April 1, 2003	$ 23,137,225	$ (51,164)	$ -	$ 23,086,061

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(530,095)	(5,355)	-	(535,450)

Partners' capital (deficit), September 30, 2003	$ 22,607,130	$ (56,519)	$ -	$ 22,550,611

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2003	$ 14,125,942	$ (37,782)	$ -	$ 14,088,160

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(397,766)	(4,018)	-	(401,784)

Partners' capital (deficit), September 30, 2003	$ 13,728,176	$ (41,800)	$ -	$ 13,686,376

Series 37
Partners' capital (deficit) April 1, 2003	$ 18,522,272	$ (30,647)	$ -	$ 18,491,625

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(403,232)	(4,073)	-	(407,305)

Partners' capital (deficit), September 30, 2003	$ 18,119,040	$ (34,720)	$ -	$ 18,084,320

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2003	$ 19,052,308	$ (28,042)	$ -	$ 19,024,266

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(375,091)	(3,789)	-	(378,880)

Partners' capital (deficit), September 30, 2003	$ 18,677,217	$ (31,831)	$ -	$ 18,645,386

Series 39
Partners' capital (deficit) April 1, 2003	$ 17,059,889	$ (26,104)	$ -	$ 17,033,785

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(513,688)	(5,189)	-	(518,877)

Partners' capital (deficit), September 30, 2003	$ 16,546,201	$ (31,293)	$ -	$ 16,514,908

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2003	$ 20,682,658	$ (18,299)	$ -	$ 20,664,359

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(540,768)	(5,462)	-	(546,230)

Partners' capital (deficit), September 30, 2003	$ 20,141,890	$ (23,761)	$ -	$ 20,118,129

Series 41
Partners' capital (deficit) April 1, 2003	$ 22,944,988	$ (21,323)	$ (33)	$ 22,923,632

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(965,300)	(9,751)	-	(975,051)

Partners' capital (deficit), September 30, 2003	$ 21,979,688	(31,074)	$ (33)	$ 21,948,581

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2003	$ 22,997,666	$ (6,317)	$ 44,599	$ 23,035,948

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(425,819)	(4,301)	-	(430,120)

Partners' capital (deficit), September 30, 2003	$ 22,571,847	$ (10,618)	$ 44,599	$ 22,605,828

Series 43
Partners' capital (deficit) April 1, 2003	$ 31,123,737	$ (4,904)	$ 1,866	$ 31,120,699

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(154,053)	(1,556)	-	(155,609)

Partners' capital (deficit), September 30, 2003	$ 30,969,684	$ (6,460)	$ 1,866	$ 30,965,090

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2003	$ 10,275,480	$ (1,150)	$ -	$ 10,274,330

Capital contributions	14,228,760	-	-	14,228,760

Selling commissions and registration costs	(1,320,737)	-	-	(1,320,737)

Net income (loss)	(27,569)	(278)	-	(27,847)

Partners' capital (deficit), September 30, 2003	$ 23,155,934	$ (1,428)	$ -	$ 23,154,506

Series 45
Partners' capital (deficit) April 1, 2003	$ -	$ -	$ -	$ -

Capital contributions	40,143,670	-	-	40,143,670

Selling commissions and registration costs	(4,775,293)	-	-	(4,775,293)

Net income (loss)	(116,377)	(1,176)	-	(117,553)

Partners' capital (deficit), September 30, 2003	$ 35,252,000	$ (1,176)	$ -	$ 35,250,824

,

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net income (loss)	$(15,421,424)	$(15,643,267)
Adjustments
Amortization	481,707	353,655
Distributions from Operating Partnerships	71,242	99,627
Share of Loss from Operating Partnerships	11,513,531	12,257,431
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(762,838)	604,584
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(10,223,144)	615,420
(Decrease) Increase in accounts payable affiliates	2,859,546	2,249,014
Line of credit	-	(1,641,445)

Net cash (used in) provided by operating activities	(11,481,380)	(1,104,981)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,798,124)	(3,606,638)
Capital contributions paid to Operating Partnerships	(25,409,292)	(23,684,246)
Advances to Operating Partnerships	1,557,390	(5,662,339)
Investments	(5,431,315)	225,673

Net cash (used in) provided by investing activities	(33,081,341)	(32,727,550)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(6,096,030)	(3,610,654)
Capital contributions received	54,372,430	26,920,860

Net cash (used in) provided by financing activities	48,276,400	23,310,206

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,713,679	(10,522,325)

Cash and cash equivalents, beginning	25,882,259	18,950,441

Cash and cash equivalents, ending	$ 29,595,938	$ 8,428,116

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 19,430,805	$ 20,922,142

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (509,268)	$ (1,170,031)
Adjustments
Amortization	1,786	1,786
Distributions from Operating Partnerships	9,697	10,400
Share of Loss from Operating Partnerships	314,065	958,862
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(9,900)	6,492
Decrease (Increase) in accounts receivable	(9,983)	(112,336)
(Decrease) Increase in accounts payable affiliates	187,320	301,255
Line of credit	-	-

Net cash (used in) provided by operating activities	(16,283)	(3,572)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,283)	(3,572)

Cash and cash equivalents, beginning	244,384	217,550

Cash and cash equivalents, ending	$ 228,101	$ 213,978

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (378,647)	$ (396,364)
Adjustments
Amortization	977	978
Distributions from Operating Partnerships	436	436
Share of Loss from Operating Partnerships	231,189	316,015
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable		50,000
(Decrease) Increase in accounts payable affiliates	112,919	112,920
Line of credit	-	-
Net cash (used in) provided by operating activities	(33,126)	83,985

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(215,077)
Advances to Operating Partnerships	-	183,904
Investments	-	9,166

Net cash (used in) provided by investing activities	-	(22,007)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,126)	61,978

Cash and cash equivalents, beginning	211,070	237,787

Cash and cash equivalents, ending	177,944	299,765

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (596,643)	$ (732,450)
Adjustments
Amortization	3,070	3,069
Distributions from Operating Partnerships	1,660	6,684
Share of Loss from Operating Partnerships	440,137	580,491
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	4,425
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	575	(5)
(Decrease) Increase in accounts payable affiliates	127,295	77,296
Line of credit	-	-

Net cash (used in) provided by operating activities	(23,906)	(60,490)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,499)	(1,500)
Advances to Operating Partnerships	-	-
Investments	-	(14,027)

Net cash (used in) provided by investing activities	(1,499)	(15,527)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,405)	(76,017)

Cash and cash equivalents, beginning	354,902	254,977

Cash and cash equivalents, ending	$ 329,497	$ 178,960

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (707,008)	$ (724,223)
Adjustments
Amortization	4,565	4,565
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	549,259	568,325
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	120,132	70,132
Line of credit	-	-

Net cash (used in) provided by operating activities	(33,052)	(81,201)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,052)	(81,201)

Cash and cash equivalents, beginning	167,196	176,646

Cash and cash equivalents, ending	$ 134,144	$ 95,445

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (315,238)	$ (627,549)
Adjustments
Amortization	5,102	5,102
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	204,177	497,671
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(21,650)	1,264
Decrease (Increase) in accounts receivable	(4,398)	116,676
(Decrease) Increase in accounts payable affiliates	110,862	-
Line of credit	-	-
Net cash (used in) provided by operating activities	(21,145)	(6,836)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	(16,936)

Net cash (used in) provided by investing activities	-	(16,936)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	(1,635)	-

Net cash (used in) provided by financing activities	(1,635)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,780)	(23,772)

Cash and cash equivalents, beginning	233,010	264,742

Cash and cash equivalents, ending	$ 210,230	$ 240,970

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (672,429)	$ (715,166)
Adjustments
Amortization	7,609	6,367
Distributions from Operating Partnerships	7,273	12,139
Share of Loss from Operating Partnerships	513,850	569,509
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(29,899)	-
Decrease (Increase) in accounts receivable	829	19,991
(Decrease) Increase in accounts payable affiliates	136,339	136,337
Line of credit	-	-

Net cash (used in) provided by operating activities	(36,428)	29,177

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(24,556)
Advances to Operating Partnerships	-	-
Investments	-	(20,601)

Net cash (used in) provided by investing activities	-	(45,157)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,428)	(15,980)

Cash and cash equivalents, beginning	489,697	463,598

Cash and cash equivalents, ending	$ 453,269	$ 447,618

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2003	2002
Cash flows from operating activities:

Net income (loss)	$(1,110,956)	$(1,067,441)
Adjustments
Amortization	8,452	8,452
Distributions from Operating Partnerships	8,320	8,679
Share of Loss from Operating Partnerships	872,952	812,324
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(100,595)	-
Decrease (Increase) in accounts receivable	(44,647)	12,185
(Decrease) Increase in accounts payable affiliates	218,791	218,790
Line of credit	-	-

Net cash (used in) provided by operating activities	(147,683)	(7,011)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(41,895)	(67,590)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(41,895)	(67,590)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 26

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,578)	(74,601)

Cash and cash equivalents, beginning	516,145	324,565

Cash and cash equivalents, ending	$ 326,567	$ 249,964

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (568,453)	$ (558,095)
Adjustments
Amortization	7,827	7,827
Distributions from Operating Partnerships	-	101
Share of Loss from Operating Partnerships	390,804	413,543
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	742
Decrease (Increase) in accounts receivable	-	(8)
(Decrease) Increase in accounts payable affiliates	157,604	157,603
Line of credit	-	-

Net cash (used in) provided by Operating activities	(12,218)	21,713

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(107,464)
Advances to Operating Partnerships	-	-
Investments	-	(17,846)

Net cash (used in) provided by investing activities	-	(125,310)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,218)	(103,597)

Cash and cash equivalents, beginning	339,714	430,440

Cash and cash equivalents, ending	$ 327,496	$ 326,843

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (765,604)	$ (938,644)
Adjustments
Amortization	1,650	1,649
Distributions from Operating Partnerships	24,259	27,787
Share of Loss from Operating Partnerships	582,900	768,340
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	350,775	(1,435)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	193,980	(142,303)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(107,815)	-
Advances to Operating Partnerships	-	-
Investments	150,337	(75,073)

Net cash (used in) provided by investing activities	42,522	(75,073)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	236,502	(217,376)

Cash and cash equivalents, beginning	304,688	510,061

Cash and cash equivalents, ending	$ 541,190	$ 292,685

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (904,250)	$ (1,117,887)
Adjustments
Amortization	1,655	1,655
Distributions from Operating Partnerships	4,416	-
Share of Loss from Operating Partnerships	719,275	916,777
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses		-
Decrease (Increase) in accounts receivable	149,895	3,994
(Decrease) Increase in accounts payable affiliates	168,991	168,990
Line of credit	-	-

Net cash (used in) provided by operating activities	139,982	(26,471)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(218,187)	-
Advances to Operating Partnerships		-
Investments	(116,583)	(18,142)

Net cash (used in) provided by investing activities	(334,770)	(18,142)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 29

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(194,788)	(44,613)

Cash and cash equivalents, beginning	468,844	577,830

Cash and cash equivalents, ending	$ 274,056	$ 533,217

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (749,264)	$ (646,440)
Adjustments
Amortization	10,619	10,620
Distributions from Operating Partnerships	3,355	4,829
Share of Loss from Operating Partnerships	619,654	516,380
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(564)
(Decrease) Increase in accounts payable affiliates	73,638	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(41,998)	(115,175)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	(48,233)
Investments	-	(12,538)

Net cash (used in) provided by investing activities	-	(60,771)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,998)	(175,946)

Cash and cash equivalents, beginning	121,470	256,324

Cash and cash equivalents, ending	$ 79,472	$ 80,378

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2003	2002
Cash flows from operating activities:

Net income (loss)	$(1,245,183)	$(1,053,674)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	475	6,060
Share of Loss from Operating Partnerships	1,025,340	839,918
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	50,793	(267,583)
(Decrease) Increase in accounts payable affiliates	99,360	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(69,215)	(475,279)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(10,000)	(34,142)
Advances to Operating Partnerships	-	(24,103)
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	(58,245)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,215)	(533,524)

Cash and cash equivalents, beginning	294,050	680,648

Cash and cash equivalents, ending	$ 214,835	$ 147,124

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (914,556)	$ (906,819)
Adjustments
Amortization	18,362	15,099
Distributions from Operating Partnerships	-	8,500
Share of Loss from Operating Partnerships	725,623	721,091
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(36,530)	68,159
(Decrease) Increase in accounts payable affiliates	166,452	(33,548)
Line of credit	-	-

Net cash (used in) provided by operating activities	(40,649)	(127,518)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(42,167)	(157,830)
Advances to Operating Partnerships	-	57,092
Investments	-	-

Net cash (used in) provided by investing activities	(42,167)	(100,738)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,816)	(228,256)

Cash and cash equivalents, beginning	303,823	491,354

Cash and cash equivalents, ending	$ 221,007	$ 263,098

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (420,789)	$ (553,856)
Adjustments
Amortization	13,639	13,639
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	297,270	444,232
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	28,913	17,682
(Decrease) Increase in accounts payable affiliates	86,983	86,982
Line of credit	-	-

Net cash (used in) provided by operating activities	6,016	8,679

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(549,081)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(549,081)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,016	(540,402)

Cash and cash equivalents, beginning	179,335	724,344

Cash and cash equivalents, ending	$ 185,351	$ 183,942

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (1,068,430)	$ (896,646)
Adjustments
Amortization	21,969	21,969
Distributions from Operating Partnerships	-	32
Share of Loss from Operating Partnerships	879,227	700,259
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	146,597	146,599
Line of credit	-	-

Net cash (used in) provided by operating activities	(20,637)	(27,787)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(10,000)	(46,334)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	(46,334)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,637)	(74,121)

Cash and cash equivalents, beginning	286,227	382,970

Cash and cash equivalents, ending	$ 255,590	$ 308,849

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (535,450)	$ (733,893)
Adjustments
Amortization	64,618	64,618
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	344,536	595,403
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(112,956)
(Decrease) Increase in accounts payable affiliates	114,180	31,591
Line of credit	-	-

Net cash (used in) provided by operating activities	(12,116)	(155,237)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(1,098,456)
Advances to Operating Partnerships	-	395,535
Investments	-	611,180

Net cash (used in) provided by investing activities	-	(91,741)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,116)	(246,978)

Cash and cash equivalents, beginning	581,040	708,626

Cash and cash equivalents, ending	$ 568,924	$ 461,648

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (401,784)	$ (478,860)
Adjustments
Amortization	44,231	44,231
Distributions from Operating Partnerships	998	3,881
Share of Loss from Operating Partnerships	270,955	338,917
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(6,669)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	84,624	80,293
Line of credit	-	-

Net cash (used in) provided by operating activities	(976)	(18,207)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(22,431)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(22,431)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,407)	(18,207)

Cash and cash equivalents, beginning	96,390	45,839

Cash and cash equivalents, ending	$ 72,983	$ 27,632

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (407,305)	$ (389,159)
Adjustments
Amortization	47,412	47,412
Distributions from Operating Partnerships	-	3,881
Share of Loss from Operating Partnerships	268,024	236,139
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(102,298)
Decrease (Increase) in accounts receivable	(58,205)	-
(Decrease) Increase in accounts payable affiliates	88,477	87,912
Line of credit	-	-

Net cash (used in) provided by operating activities	(61,597)	(116,113)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	73,998	(689)
Capital contributions paid to Operating Partnerships	(117,197)	(156,120)
Advances to Operating Partnerships	60,187	-
Investments	-	-

Net cash (used in) provided by investing activities	16,988	(156,809)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,609)	(272,922)

Cash and cash equivalents, beginning	305,836	559,002

Cash and cash equivalents, ending	$ 261,227	$ 286,080

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (378,880)	$ (396,546)
Adjustments
Amortization	49,456	49,456
Distributions from Operating Partnerships	-	2,218
Share of Loss from Operating Partnerships	238,659	268,283
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	95,125
(Decrease) Increase in accounts payable affiliates	85,378	82,196
Line of credit	-	-

Net cash (used in) provided by operating activities	(5,387)	100,732

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(1,172)
Capital contributions paid to Operating Partnerships	(7,653)	(1,096,893)
Advances to Operating Partnerships	-	-
Investments	-	501,701

Net cash (used in) provided by investing activities	(7,653)	(596,364)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,040)	(495,632)

Cash and cash equivalents, beginning	155,345	644,013

Cash and cash equivalents, ending	$ 142,305	$ 148,381

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (518,877)	$ (527,827)
Adjustments
Amortization	45,162	45,161
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	396,173	397,992
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	5,346	886,457
(Decrease) Increase in accounts payable affiliates	225,331	68,400
Line of credit	-	-

Net cash (used in) provided by operating activities	153,135	870,183

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired		(1,332)
Capital contributions paid to Operating Partnerships	(105,120)	(1,610,565)
Advances to Operating Partnerships	-	543,567
Investments	-	26,858

Net cash (used in) provided by investing activities	(105,120)	(1,041,472)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,015	(171,289)

Cash and cash equivalents, beginning	49,200	532,334

Cash and cash equivalents, ending	$ 97,215	$ 361,045

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2003	2002
Cash flows from operating activities:

Net income (xloss)	$ (546,230)	$ (517,087)
Adjustments
Amortization	56,858	-
Distributions from Operating Partnerships	5,400	-
Share of Loss from Operating Partnerships	369,473	441,596
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	114,088
Decrease (Increase) in accounts receivable	-	(705,428)
(Decrease) Increase in accounts payable affiliates	101,724	86,681
Line of credit	-	-

Net cash (used in) provided by operating activities	(12,775)	(580,150)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(5,513)	(194,757)
Capital contributions paid to Operating Partnerships	(7,204)	(1,819,184)
Advances to Operating Partnerships	-	611,652
Investments	-	1,452,714

Net cash (used in) provided by investing activities	(12,717)	50,425

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid		-
Capital contributions received	-	2,804

Net cash (used in) provided by financing activities	-	2,804

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,492)	(526,921)

Cash and cash equivalents, beginning	97,331	795,646

Cash and cash equivalents, ending	$ 71,839	$ 268,725

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 718,562

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2003	2002

Cash flows from operating activities:

Net income (loss)	$ (975,051)	$ (430,667)
Adjustments
Amortization	66,688	-
Distributions from Operating Partnerships	4,499	4,000
Share of Loss from Operating Partnerships	768,655	355,364
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(700)	149,321
Decrease (Increase) in accounts receivable	905,947	(551,845)
(Decrease) Increase in accounts payable affiliates	138,263	59,712
Line of credit	-	(3,010,000)

Net cash (used in) provided by operating activities	908,301	(3,424,115)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(4,671)	(515,398)
Capital contributions paid to Operating Partnerships	(1,638,867)	(5,591,639)
Advances to Operating Partnerships	372,883	967,304
Investments	16,040	824,427

Net cash (used in) provided by investing activities	(1,254,615)	(4,315,306)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(5,424)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(5,424)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(346,314)	(7,744,845)

Cash and cash equivalents, beginning	930,843	8,231,905

Cash and cash equivalents, ending	$ 584,529	$ 487,060

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 3,607,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (430,120)	$ (60,805)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	374,225	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	30	(504,787)
Decrease (Increase) in accounts receivable	358,321	2,737,599
(Decrease) Increase in accounts payable affiliates	75,734	51,778
Line of credit	-	(2,698,074)

Net cash (used in) provided by operating activities	378,190	(474,289)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(26,183)	(2,379,319)
Capital contributions paid to Operating Partnerships	(3,083,148)	(8,913,157)
Advances to Operating Partnerships	328,636	(4,900,406)
Investments	1,646,896	(3,001,107)

Net cash (used in) provided by investing activities	(1,133,799)	(19,193,989)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(3,020,331)
Capital contributions received	-	22,864,860

Net cash (used in) provided by financing activities	-	19,844,529

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(755,609)	176,251

Cash and cash equivalents, beginning	1,528,577	1,439,240

Cash and cash equivalents, ending	$ 772,968	$ 1,615,491

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 9,188,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (155,609)	$ (3,138)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	454	-
Share of Loss from Operating Partnerships	117,109	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(482)	943,270
Decrease (Increase) in accounts receivable	961,675	(1,524,876)
(Decrease) Increase in accounts payable affiliates	74,765	140,419
Line of credit	-	4,066,629

Net cash (used in) provided by operating activities	997,912	3,622,304

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(169,716)	(513,971)
Capital contributions paid to Operating Partnerships	(5,678,290)	(2,146,425)
Advances to Operating Partnerships	426,769	-
Investments	(3,169,536)	(3,520,987)

Net cash (used in) provided by investing activities	(8,590,773)	(6,181,383)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(587,703)
Capital contributions received	-	4,056,000

Net cash (used in) provided by financing activities	-	3,468,297

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,592,861)	909,218

Cash and cash equivalents, beginning	11,183,205	-

Cash and cash equivalents, ending	$ 3,590,344	$ 909,218

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 6,073,736	$ 7,407,904

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44*

2003
Cash flows from operating activities:

Net income (loss)	$ (27,847)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(694,269)
Decrease (Increase) in accounts receivable	(480,405)
(Decrease) Increase in accounts payable affiliates	(58,501)
Line of credit	-

Net cash (used in) provided by operating activities	(1,261,022)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,066,523)
Capital contributions paid to Operating Partnerships	(7,305,559)
Advances to Operating Partnerships	1,063,915
Investments	(3,958,469)

Net cash (used in) provided by investing activities	(11,266,636)

*Series 44 had not commenced operations as of September 30, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44*

2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,320,737)
Capital contributions received	14,228,760

Net cash (used in) provided by financing activities	12,908,023

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	380,365

Cash and cash equivalents, beginning	6,439,937

Cash and cash equivalents, ending	$ 6,820,302

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 4,930,227

*Series 44 had not commenced operations as of September 30, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45*

2003
Cash flows from operating activities:

Net income (loss)	$ (117,553)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	94,627
Decrease (Increase) in accounts receivable	(12,402,045)
(Decrease) Increase in accounts payable affiliates	16,288
Line of credit	-

Net cash (used in) provided by operating activities	(12,408,683)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,599,516)
Capital contributions paid to Operating Partnerships	(7,010,625)
Advances to Operating Partnerships	(695,000)
Investments	-

Net cash (used in) provided by investing activities	(10,305,141)

*Series 45 had not commenced operations as of September 30, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45*

2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(4,775,293)
Capital contributions received	40,143,670

Net cash (used in) provided by financing activities	35,368,377

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,654,553

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$ 12,654,553

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 8,426,842

*Series 45 had not commenced operations as of September 30, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2003
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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series became effective. On July 24, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series became effective. On July 24, 2002 an amendment to Form S-11, which registered an additional 4,000,000 BACs for sale to the public in one or more series became effective. On July 1, 2003 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series became effective.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,629,250
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31,2002	3,637,987	$36,379,870
Series 44	April 30, 2003	2,701,973	$27,019,730
Series 45	September 16, 2003	4,014,367	$40,143,367

The Fund commenced offering BACs in Series 46 on September 23, 2003, but had not admitted any investors as BAC holders as of September 30, 2003. The Fund was continuing to offer BACs in Series 46 as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2003 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2003
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of September 30, 2003 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 4,781,003
Due after one year	6,622,086
Total	$11,403,089

The fair market value of the securities is $11,449,695. The difference being an unrealized gain on securities available for sale of $46,606, as of September 30, 2003.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of September 30, 2003 and 2002 is as follows:
	2003	2002
Series 20	$ 16,075	$ 12,503
Series 21	8,792	6,839
Series 22	27,629	21,489
Series 23	36,762	27,631
Series 24	45,921	35,716
Series 25	46,117	35,869
Series 26	78,307	61,403
Series 27	67,260	52,314
Series 28	14,851	11,551
Series 29	14,760	11,452
Series 30	95,439	74,204
Series 32	135,505	105,108
Series 33	121,841	94,562
Series 34	193,317	149,962
Series 35	549,180	426,314
Series 36	372,639	288,279
Series 37	311,670	221,682
Series 38	191,781	95,879
Series 39	153,605	65,823
Series 40	72,179	-
Series 41	172,476	-
	$2,726,106	$1,798,580

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended September 30, 2003, Boston Capital Services, Inc. received $496,755 for Series 45 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 and Series 44 completed payment of all Dealer-Manager fees prior to the quarter ended September 30, 2003.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended September 30, 2003, Series 45 paid $2,167,758 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 and Series 44 completed payment of all acquisition fees prior to the quarter ended September 30, 2003.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. Reporting fees received from the Operating Partnerships reduce the fund management fee expense. However all reporting fees collected by the Fund were added to reserves, instead of being paid to Boston Capital Asset Management L.P. As a result the Asset Management Fees accrued are not net of any reporting fees received.

The fund management fees accrued for the quarters ended September 30, 2003 and 2002 are as follows:
	2003	2002
Series 20	$ 93,660	$ 94,809
Series 21	56,460	56,460
Series 22	63,647	63,648
Series 23	60,066	60,065
Series 24	55,431	58,337
Series 25	68,169	68,168
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	84,495	84,495
Series 30	55,230	-
Series 31	99,360	-
Series 32	83,226	83,226
Series 33	43,491	43,491
Series 34	73,299	73,301
Series 35	57,090	15,795
Series 36	40,149	40,148
Series 37	44,238	43,956

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)
	2003	2002
Series 38	41,100	41,662
Series 39	34,200	34,200
Series 40	48,570	43,936
Series 41	68,055	47,076
Series 42	36,432	29,975
Series 43	38,578	-
Series 44	-	-
Series 45	16,288	-
	$1,311,275	$1,170,944

The fund management fees paid for the quarters ended September 30, 2003 and 2002 are as follows:
	2003	2002
Series 28	$ 83,529	$ 83,529
Series 30	-	55,197
Series 32	-	200,000
Series 33	-	50,000
Series 31	-	99,360
Series 35	-	41,256
Series 44	33,774	-
	$ 117,303	$ 529,342

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2003 and 2002 the Fund has limited partnership interests in 484 and 445 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2003 and 2002 is as follows:
	2003	2002
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2003	2002
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	23	20
Series 42	22	17
Series 43	21	12
Series 44	8	-
Series 45	14	-
	484	445

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2003 and 2002 are as follows:
	2003	2002
Series 20	$ 388,026	$ 388,026
Series 21	457,642	457,642
Series 22	479,497	480,996
Series 23	117,797	117,797
Series 24	368,239	1,214,204
Series 25	943,704	2,049,336
Series 26	1,443,838	2,129,843
Series 27	39,749	48,924
Series 28	40,968	148,783
Series 29	86,718	304,770
Series 30	128,167	480,218
Series 31	695,771	995,877
Series 32	893,997	916,418
Series 33	202,285	202,285
Series 34	85,968	760,670
Series 35	603,740	647,740
Series 36	657,998	680,429
Series 37	1,827,112	1,944,309
Series 38	117,735	135,173
Series 39	-	454,121
Series 40	632,144	2,345,510
Series 41	1,420,157	7,686,740
Series 42	6,102,489	9,784,183
Series 43	12,429,727	7,407,904
Series 44	6,434,366	-
Series 45	8,426,842	-
	$45,024,676	$41,781,898

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the Six Months ended March 31, 2003.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 20

	2003	2002

Revenues
Rental	$ 4,318,751	$ 4,578,907
Interest and other	252,660	291,593
	4,571,411	4,870,500

Expenses
Interest	1,249,503	1,600,882
Depreciation and amortization	1,217,224	1,457,852
Operating expenses	2,478,198	2,824,571
	4,944,925	5,883,305

NET LOSS	$ (373,514)	$(1,012,805)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (314,065)	$ (958,862)

Net loss allocated to other partners	$ (3,735)	$ (10,128)

Net loss suspended	$ (55,714)	$ (43,815)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 21

	2003	2002

Revenues
Rental	$ 1,767,689	$ 1,807,442
Interest and other	32,661	46,166
	1,800,350	1,853,608

Expenses
Interest	662,672	772,090
Depreciation and amortization	443,852	446,413
Operating expenses	1,174,694	1,012,888
	3,381,318	2,231,391

NET LOSS	$ (480,868)	$ (377,783)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (231,189)	$ (316,015)

Net loss allocated to other Partners	$ (4,808)	$ (3,778)

Net loss suspended	$ (244,871)	$ (57,990)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 22
	2003	2002

Revenues
Rental	$ 2,616,923	$ 2,647,827
Interest and other	170,795	164,747
	2,787,718	2,812,574

Expenses
Interest	637,665	687,246
Depreciation and amortization	853,515	872,468
Operating expenses	1,749,460	1,861,108
	3,240,640	3,420,822

NET LOSS	$ (452,922)	$ (608,248)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (440,137)	$ (580,491)

Net loss allocated to other Partners	$ (4,529)	$ (6,082)

Net loss suspended	$ (8,256)	$ (21,675)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 23

	2003	2002

Revenues
Rental	$ 2,952,435	$ 2,933,123
Interest and other	130,467	149,338
	3,082,902	3,082,461

Expenses
Interest	850,249	917,485
Depreciation and amortization	881,116	893,857
Operating expenses	1,906,343	1,845,184
	3,637,708	3,656,526

NET LOSS	$ (554,806)	$ (574,065)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (549,259)	$ (568,325)

Net loss allocated to other Partners	$ (5,547)	$ (5,740)

Net loss suspended	$ -	$ -

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 24
	2003	2002

Revenues
Rental	$ 2,167,172	$ 2,454,458
Interest and other	249,193	54,393
	2,416,365	2,508,851

Expenses
Interest	548,807	737,965
Depreciation and amortization	660,856	826,675
Operating expenses	1,438,935	1,486,754
	2,648,598	3,051,394

NET LOSS	$ (232,233)	$ (542,543)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (204,177)	$ (497,671)

Net loss allocated to other Partners	$ (2,321)	$ (5,424)

Net loss suspended	$ (25,735)	$ (39,448)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 25
	2003	2002

Revenues
Rental	$ 3,862,978	$ 3,788,888
Interest and other	116,479	75,705
	3,979,457	3,864,593

Expenses
Interest	1,057,459	1,123,563
Depreciation and amortization	1,048,004	969,573
Operating expenses	2,463,794	2,346,719
	4,569,257	4,439,855

NET LOSS	$ (589,800)	$ (575,262)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (513,850)	$ (569,509)

Net loss allocated to other Partners	$ (5,898)	$ (5,753)

Net loss suspended	$ (70,052)	$ -

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
September 30, 20030
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 26
	2003	2002

Revenues
Rental	$ 4,734,235	$ 4,426,382
Interest and other	120,779	139,220
	4,855,014	4,565,602

Expenses
Interest	1,385,751	1,299,287
Depreciation and amortization	1,455,312	1,438,901
Operating expenses	3,045,055	2,697,575
	5,886,118	5,435,763

NET LOSS0	$ (1,031,104)	$ (870,161)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (872,952)	$ (812,324)

Net loss allocated to other Partners	$ (10,311)	$ (8,702)

Net loss suspended	$ (147,841)	$ (49,135)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 27
	2003	2002

Revenues
Rental	$ 3,318,269	$ 3,231,882
Interest and other	45,977	51,087
	3,364,246	3,282,969

Expenses
Interest	1,397,970	1,425,158
Depreciation and amortization	859,895	878,051
Operating expenses	1,619,920	1,490,877
	3,877,785	3,794,086

NET LOSS	$ (513,539)	$ (511,117)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (390,804)	$ (413,543)

Net loss allocated to other Partners	$ (5,135)	$ (5,111)

Net loss suspended	$ (117,600)	$ (92,463)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 28
	2003	2002

Revenues
Rental	$ 3,092,697	$ 2,926,640
Interest and other	70,386	61,958
	3,163,083	2,988,598

Expenses
Interest	831,217	897,274
Depreciation and amortization	1,114,556	1,161,147
Operating expenses	1,806,098	1,706,278
	3,751,871	3,764,699

NET LOSS	$ (588,788)	$ (776,101)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (582,900)	$ (768,340)

Net loss allocated to other Partners	$ (5,888)	$ (7,761)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 29
	2003	2002

Revenues
Rental	$ 3,445,474	$ 3,336,807
Interest and other	123,174	118,473
	3,568,648	3,455,280

Expenses
Interest	863,737	1,040,060
Depreciation and amortization	1,286,238	1,275,999
Operating expenses	2,145,214	2,065,258
	4,295,189	4,381,317

NET LOSS	$ (726,541)	$ (926,037)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (719,275)	$ (916,777)

Net loss allocated to other Partners	$ (7,266)	$ (9,260)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 30
	2003	2002

Revenues
Rental	$ 2,414,780	$ 2,428,664
Interest and other	71,623	112,502
	2,486,403	2,541,166

Expenses
Interest	642,562	669,996
Depreciation and amortization	748,655	757,899
Operating expenses	1,721,099	1,634,866
	3,112,316	3,062,761

NET LOSS	$ (625,913)	$ (521,595)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (619,654)	$ (516,380)

Net loss allocated to other Partners	$ (6,259)	$ (5,215)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 31
	2003	2002

Revenues
Rental	$ 4,839,065	$ 4,802,556
Interest and other	209,855	206,134
	5,048,920	5,008,690

Expenses
Interest	1,175,703	1,137,055
Depreciation and amortization	1,747,767	1,756,960
Operating expenses	3,161,148	2,963,077
	6,084,618	5,857,092

NET LOSS	$(1,035,698)	$ (848,402)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,025,340)	$ (839,918)

Net loss allocated to other Partners	$ (10,358)	$ (8,484)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 32
	2003	2002

Revenues
Rental	$ 2,903,926	$ 2,751,600
Interest and other	125,197	146,174
	3,029,123	2,897,774

Expenses
Interest	692,936	680,195
Depreciation and amortization	1,258,153	1,253,235
Operating expenses	1,878,187	1,748,402
	3,829,276	3,681,832

NET LOSS	$ (800,153)	$ (784,058)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (725,623)	$ (721,091)

Net loss allocated to other Partners	$ (8,002)	$ (7,841)

Net loss suspended	$ (66,528)	$ (55,126)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 33
	2003	2002

Revenues
Rental	$ 1,586,656	$ 1,532,880
Interest and other	54,594	78,855
	1,641,250	1,611,735

Expenses
Interest	557,935	575,113
Depreciation and amortization	593,534	590,371
Operating expenses	790,054	894,971
	1,941,523	2,060,455

NET LOSS	$ (300,273)	$ (448,720)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (297,270)	$ (444,232)

Net loss allocated to other Partners	$ (3,003)	$ (4,488)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 34
	2003	2002

Revenues
Rental	$ 2,672,955	$ 2,716,781
Interest and other	144,878	165,002
	2,817,833	2,881,783

Expenses
Interest	779,442	861,328
Depreciation and amortization	1,152,210	1,133,884
Operating expenses	1,774,290	1,593,904
	3,705,942	3,589,116

NET LOSS	$ (888,109)	$ (707,333)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (879,227)	$ (700,259)

Net loss allocated to other Partners	$ (8,882)	$ (7,074)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,

Series 35
	2003	2002

Revenues
Rental	$ 2,125,553	$ 1,918,393
Interest and other	65,349	71,443
	2,190,902	1,989,836

Expenses
Interest	512,086	560,045
Depreciation and amortization	737,437	773,928
Operating expenses	1,289,394	1,257,280
	2,538,917	2,591,253

NET LOSS	$ (348,015)	$ (601,417)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (344,536)	$ (595,403)

Net loss allocated to other Partners	$ (3,479)	$ (6,014)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 36
	2003	2002

Revenues
Rental	$ 1,501,191	$ 1,469,404
Interest and other	53,563	47,349
	1,554,754	1,516,753

Expenses
Interest	518,755	520,923
Depreciation and amortization	543,921	546,299
Operating expenses	765,770	791,871
	1,828,446	1,859,093

NET LOSS	$ (273,692)	$ (342,340)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (270,955)	$ (338,917)

Net loss allocated to other Partners	$ (2,737)	$ (3,423)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 37
	2003	2002

Revenues
Rental	$ 2,164,404	$ 2,324,002
Interest and other	156,599	54,879
	2,321,003	2,378,881

Expenses
Interest	593,821	644,079
Depreciation and amortization	703,862	653,163
Operating expenses	1,294,051	1,320,163
	2,591,734	2,617,405

NET LOSS	$ (270,731)	$ (238,524)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (268,024)	$ (236,139)

Net loss allocated to other Partners	$ (2,707)	$ (2,385)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 38
	2003	2002

Revenues
Rental	$ 1,485,066	$ 1,329,091
Interest and other	48,535	21,469
	1,533,601	1,350,560

Expenses
Interest	403,275	411,716
Depreciation and amortization	531,827	450,500
Operating expenses	839,569	759,336
	1,774,671	1,621,552

NET LOSS	$ (241,070)	$ (270,992)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (238,659)	$ (268,283)

Net loss allocated to other Partners	$ (2,411)	$ (2,709)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 39
	2003	2002

Revenues
Rental	$ 1,066,804	$ 726,591
Interest and other	84,026	35,390
	1,150,830	761,981

Expenses
Interest	281,458	211,542
Depreciation and amortization	457,032	426,088
Operating expenses	812,515	526,363
	1,551,005	1,163,993

NET LOSS	$ (400,175)	$ (402,012)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (396,173)	$ (397,992)

Net loss allocated to other Partners	$ (4,002)	$ (4,020)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 40
	2003	2002

Revenues
Rental	$ 1,687,466	$ 974,370
Interest and other	39,983	49,256
	1,727,449	1,023,626

Expenses
Interest	468,338	380,954
Depreciation and amortization	714,115	469,997
Operating expenses	918,201	618,732
	2,100,654	1,469,683

NET LOSS	$ (373,205)	$ (446,057)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (369,473)	$ (441,596)

Net loss allocated to other Partners	$ (3,732)	$ (4,461)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 41
	2003	2002

Revenues
Rental	$ 1,453,891	$ 479,036
Interest and other	69,821	25,493
	1,523,712	504,529

Expenses
Interest	530,622	227,055
Depreciation and amortization	784,878	313,893
Operating expenses	984,631	322,535
	2,300,131	863,483

NET LOSS	$ (776,419)	$ (358,954)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (768,655)	$ (355,364)

Net loss allocated to other Partners	$ (7,764)	$ (3,590)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 42* 2003

Revenues
Rental	$ 1,328,501
Interest and other	80,243
1,408,744

Expenses
Interest	566,208
Depreciation and amortization	461,858
Operating expenses	758,683
1,786,749

NET LOSS	$ (378,005)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (374,225)

Net loss allocated to other Partners	$ (3,780)

*The Operating Partnerships in Series 42 did not commence operations until after June 30, 2002, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended March 31,
(Unaudited)

Series 43* 2003

Revenues
Rental	$ 462,012
Interest and other	23,009
485,021

Expenses
Interest	128,519
Depreciation and amortization	69,823
Operating expenses	404,772
603,114

NET LOSS	$ (118,093)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (117,109)

Net loss allocated to other Partners	$ (984)

*The Operating Partnerships in Series 43 did not commence operations until after June 30, 2002, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 44 and Series 45 did not commence operations until after June 30, 2003, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships in the later series for the six months ended June 30, 2003 and 2002 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2003 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2003 Boston Capital Tax Credit Fund IV LP did not have any amounts outstanding on the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 and Series 45. The fund is also accruing a portion of the fund management fee for Series 44. The fund management fees accrued during the quarter ended September 30, 2003 were $1,311,275, and total fund management fees accrued as of September 30, 2003 were $17,547,459. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities.

The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730 and $43,143,670 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973 and 4,014,367 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44 and Series 45, respectively, as of September 30, 2003.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended September 30, 2003, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of September 30, 2003. Of the amount outstanding, $262,754 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $125,272 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended September 30, 2003, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of September 30, 2003 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2003, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $479,497 as of September 30, 2003. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $28,516 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 2003, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of September 30, 2003, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended September 30, 2003, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of September 30, 2003. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,472,722.

During the quarter ended September 30, 2003, Series did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $943,704 as of September 30, 2003. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $237,239, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended September 30, 2003, Series 26 recorded capital contribution releases of $41,895. Series 26 has outstanding contributions payable in the amount of $1,443,838 as of September 30, 2003. Of the amount outstanding, $1,370,033 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $73,805, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended September 30, 2003, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of September 30, 2003. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended September 30, 2003, Series 28 recorded capital contribution releases of $75,734. Series 28 has outstanding contributions payable in the amount of $40,968 as of September 30, 2003. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended September 30, 2003, Series 29 recorded capital contribution releases of $16,179. Series 29 has outstanding contributions payable in the amount of $86,716 as of September 30, 2003. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $65,783 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,492,770.

During the quarter ended September 30, 2003, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $128,167 as of September 30, 2003. The remaining contributions will be released from available net offering proceeds and collection of account receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended September 30, 2003, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $695,771 as of September 30, 2003. Of the amount outstanding, $590,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $105,097, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,121,207. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC,Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended September 30, 2003, Series 32 recorded capital contribution releases of $35,078. Series 32 has outstanding contributions payable in the amount of $893,997 as of September 30, 2003. Of the amount outstanding, $488,244 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $405,773 will be released from the escrow account, available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,614,594.

During the quarter ended September 30, 2003, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of September 30, 2003. Of the amount outstanding, $74,635 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $127,650, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,754,977.

During the quarter ended September 30, 2003, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $85,968 as of September 30, 2003. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended September 30, 2003, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of September 30, 2003. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into an escrow account on behalf of one of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended September 30, 2003, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $657,998 as of September 30, 2003, all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,725,646.

During the quarter ended September 30, 2003, Series 37 recorded capital contribution releases of $15,794. Series 37 has outstanding contributions payable in the amount of $1,827,112 as of September 30, 2003. Of the amount outstanding, $1,733,152 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $93,960, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2003, Series 38 did not record any releases of capital contributions. Series 38 has outstanding contributions payable in the amount of $117,735 as of September 30, 2003. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2003. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2003, Series 39 recorded capital contribution releases of $97,084. This completed the payment of all outstanding contributions due by Series 39 to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,043,469 as of September 30, 2003. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2003, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable in the amount of $632,144 as of September 30, 2003. Of the amount outstanding, $456,048 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $176,096 will be released from available net offering proceeds and collections of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2003, Series 41 recorded capital contribution releases of $436,697. Series 41 has outstanding contributions payable in the amount of $1,420,157 as of September 30, 2003. Of the amount outstanding, $175,670 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $1,244,487, will be released from available net offering proceeds and collections of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $20,606,499.

During the quarter ended September 30, 2003, Series 42 recorded capital contribution releases of $716,486. Series 42 has outstanding contributions payable in the amount of $6,102,489 as of September 30, 2003. Of the amount outstanding, $2,825,342 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $3,277,147 will be released from available net offering proceeds and collection of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BACs in Series 43 were completed on December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 21 Operating Partnerships in the amount of $21,110,030. In addition, the Fund committed and used $1,073,611 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2003, Series 43 recorded capital contribution releases of $1,832,630. Series 43 has outstanding contributions payable in the amount of $12,429,727 as of September 30, 2003. Of the amount outstanding, $4,374,952 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $8,054,775 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed on April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 8 Operating Partnerships in the amount of $11,533,929. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2003, Series 44 recorded capital contribution releases of $5,365,639. Series 44 has outstanding contributions payable in the amount of $6,434,366 as of September 30, 2003. Of the amount outstanding, $510,000 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $5,924,366 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $15,347,468.

During the quarter ended September 30, 2003, Series 45 recorded capital contribution releases of $7,010,625. Series 45 has outstanding contributions payable in the amount of $8,426,842 as of September 30, 2003. Of the amount outstanding, $695,000 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $7,731,842 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2003 Boston Capital Tax Credit Fund IV LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of September 30, 2003 and 2002 the Fund held limited partnership interests in 484 and 445 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2003 as Series 42, Series 43, Series 44 and Series 45 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund begins to admit investors in Series 46.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 2003 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44 and Series 45 were $88,256, $55,460, $61,898, $60,066, $48,180, $64,977, $76,388, $73,801, $80,529, $77,095, $41,036, $90,360, $70,926, $43,491, $73,299, $57,090, $35,157, $28,220, $36,900, $22,931, $45,570, $69,355, $36,045, $38,578, $28,565 and $33,022, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 20 reflects a net loss from Operating Partnerships of $373,514. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $843,710. This is an interim period estimate; it is not indicative of the final year end results.

Series 20 reported a decrease in net loss per BAC in the current periods from the prior periods. The decrease is mainly a result of the Series no longer recording a portion of the operations of 3 of the Operating Partnerships in the current three-month period. A portion of the remaining credits for these 3 Operating Partnerships were sold to a new Investment Limited Partner in the current year. For further information refer to the disclosure on Breeze Cove Limited Partnership.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 20 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven through 2002 due to high debt, high operating expenses, low occupancy, and poor tenant rental collections. The Investment General Partner and the Operating General Partner, an affiliate of the Investment General Partner, successfully negotiated a debt restructure with US Bank which closed in the fourth quarter of 2002. The agreement called for a pay down of the mortgage balance from $2,650,000 to $1,850,000; the establishment of a $100,000 operating reserve; a recasting of the debt over a thirty year payment schedule with a maturity of January 2, 2010; and a reduction of the interest rate from a fixed 9% to a floating rate of prime plus 2.5% through December 8, 2003, then prime plus 3%. In order to fund the debt paydown and operating escrow, Series 20 sold 33.33% of its interest in 3 Operating Partnerships to Series 41 on April 1, 2003. Since the debt restructure needed to be funded prior to the April 1, 2003 transfer date, Series 41 loaned the sales proceeds to the Operating Partnership at the time of the debt restructure. The only alternative to the debt restructure would have been bankruptcy and a costly Chapter 11 filing. The outcome to such a filing was likely to be negative and would have included a recapture of credits previously taken by the Series 20 investors. The Investment General Partner believed it was in the best interest of the Series 20 investors to avoid recapture by selling a portion of their future credits and using the proceeds to complete the debt restructure. Future tax credit benefits estimated to be $.3184 per BAC will not be realized by the investors in Series 20, however, the consequences of recapture and penalties to the investors, estimated to be approximately $.6825 per BAC, were avoided.

After successfully stabilizing the property in the last half of 2002 and early 2003, the Operating Partnership's management company encountered site-staffing problems that directly impacted performance. Effective July 22, 2003, San Mar Properties of Fresno, California replaced Oak Brook as management agent. San Mar is in process of evaluating all aspects of the property including staffing, financial operations and property maintenance. During the third quarter occupancy varied on a monthly basis but averaged in the mid- 80% range. Due to the change in management and bringing current the majority of the outstanding payables, the property experienced substantial losses during the quarter. The property is physically in good condition and long term prospects are favorable if management stability can be sustained.

East Douglas Apartments Limited Partnership (East Douglas Apartments) continues to operate at close to breakeven due to high levels of debt, escalating operating expenses and the low rent structure mandated by the Illinois Housing Development Authority (IDHA), the state agency responsible for Section 42 properties. IHDA granted a 2% rent increase during the second quarter of 2003. This was the first rent increase granted in two years. The rent restrictions placed on the property as a result of HOME Loans involves a very restricted rent structure, which is substantially lower than Section 42 rent rates in the county. An extraordinary expense associated with a kitchen fire in one of the units that occurred in April 2003, combined with normal increases in administrative, maintenance, utility and insurance costs have increased operating expenses. The cost to repair the fire damaged unit was just less than the insurance deductible of $10,000 so no insurance claim was filed. The management company has filed suit against the resident of the damaged unit. As a result of the excess expenses during the quarter, the Operating Partnership experienced a temporary cash flow shortage. Series 20 loaned the Partnership $9,983 to cover the shortfall, which was to be repaid with proceeds from the property's Tax Increment Financing (TIF) reimbursement. The TIF reimbursement was received by the Operating Partnership in late September, and the loan from Series 20 was repaid in October.

In addition, the older section of the building needs limited tuckpointing and window sash repair, approximately 30 replacement windows and exterior painting of all wooden surfaces. A scope of work was established and bids are being obtained. The balance in the property's replacement reserve account will not cover the anticipated $100,000 cost. The Operating Partnership unsuccessfully solicited funding from the City and County to help with the costs. Once final costs have been determined, the Operating Partnership will meet with IHDA to determine if their $58,000 operating reserve can be used for these repairs. The Operating Partnership will also seek financial assistance from IHDA for funds to pay the balance of this expense.

The IHDA file audits and physical inspections conducted thus far in 2003 have gone well. IHDA has recognized and commented on the fact that the property is in full compliancy with the IHDA guidelines and is operating smoothly. This is seen as a positive indicator that IHDA may be willing to negotiate with the Operating Partnership to fund the necessary exterior repairs. The mortgage(s), property taxes and insurance expense are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property was not able to operate above breakeven in 2002. Operating expenses are lower than the IREM regional average; however, revenues were unable to support operations. The property has historically never operated above breakeven, with faulty underwriting cited as the source of the cash shortfall. In 2003, the property continues to operate below breakeven. The property's debt service coverage ratio was 0.75 at the end of the third quarter 2003. Both rental revenue and operating expenses are decreased from the previous year. Average occupancy through the third quarter of 2003 is 91%.

Series 21

As of the September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 21 reflects a net loss from Operating Partnerships of $480,868. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $37,016. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) continued to operate below breakeven for the third quarter of 2003. The Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. A confirmation hearing was conducted on August 5, 2003 and the reorganization plan was confirmed on September 5, 2003. An entity to be formed by Hunter Asset Management and Vision 2000 will acquire the current Operating General Partner positions. The present Operating General Partners will withdraw upon plan implementation with a payment of $400,000 to the partnership in satisfaction of all obligations. The reorganization plan requires the Investment General Partner to contribute $500,000 in new funding. The contribution will be in the form of a loan with a seven-year pay back and will have priority over Operating General Partner distributions. The Investment Limited Partner will exit the Operating Partnership upon completion of the tax credit compliance period and full repayment of the $500,000 loan. The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance. The approximate amount of the new debt will be $2.31 million.

Occupancy for the third quarter of 2003 was 65%. The City of Atlantic City has committed $75,000 in the form of a loan to address code violations that have been at issue for the past several months. Plan implementation is anticipated to occur in the fourth quarter. Marshall & Moran has replaced the previous management company. New management coupled with city funding and new investor capital is expected to bring the property to stabilization within several months following plan implementation.

Centrum Fairfax LP (Forest Glen at Sully Station)is a 119-unit senior complex located in Fairfax, VA. The property historically has experienced low occupancy. In 2002, average physical occupancy was 83%. Through the third quarter of 2003, the average occupancy declined to 73%. The decline was due to lack of potential residents in the area. The management company is offering monthly rental concession of $100 to $200 on the apartment types that are not leasing. To attract prospective residents, the management company increased the volume of advertising in community newspapers and local churches, organized monthly events such as birthday celebrations and various holiday celebrations, and created resident referral programs. The property is in excellent physical condition. The Operating General Partners continue to fund operating deficits in accordance with the Partnership Agreement; however, the guarantee expired during the third quarter 2003. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 79% for the year 2002. The occupancy has increased to an average of 90% through the third quarter of 2003. The operating expenses are below the state average. Although the occupancy increased slightly, the low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2003. The management company continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 86% for the year 2002. The occupancy has increased to an average of 90%, through the third quarter of 2003. The operating expenses are below the state average. Although the occupancy increased slightly, the low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. Average occupancy at this property decreased averaging 90% for the third quarter. This property is unable to support its operations due to high operating expenses and low rental rates. Operating expenses of $4,347 per unit are very high for the area and must be reduced significantly in order for the property to break even. The Operating General Partner indicated that a portion of the high expenses have been attributable to improper tenant screening by the management company, which resulted in high turnover and repair cost. The screening problem has since been corrected. The Investment General Partner conducted a site visit at the property on in July 2003 and found the property in good condition. In an attempt to control operating expenses, the full time maintenance person was let go and the property manager's hours have been reduced from 40 to 20 per week. The property is partly owned by a construction company which will continue to complete maintenance work at the property as needed. The management agent has begun implementing a $40 per unit, per month rent increase. The Operating General Partner has an obligation to fund any operating deficits through 2007.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of

95% for the year 2002. Occupancy has increased to an average of 97% through the third quarter of 2003. The property's operating expenses are below the state average. Despite occupancy in the high 90's, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 22 reflects a net loss from Operating Partnerships of $452,922. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $400,593. This is an interim period estimate; it is not indicative of the final year end results.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 86% for the year 2002. The occupancy has increased to an average of 90%, through the third quarter of 2003. The operating expenses are below the state average. Although the occupancy increased slightly, the low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

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

Lake Street Apartments, L.P. (Lake Street Apartments) is a 32 unit property located in Girard, PA. The property was not able to operate above breakeven in 2002 due to an increase in operating expenses, specifically snow removal, insurance and electricity expenses. The utility company is owned by the community in which the project is located, and prices are very high. Management pays the utilities for all of the units. Rents were increased in 2003 by $27 per unit, however management is looking into the possibility of increasing rents more substantially in 2004. Although the partnership continues to operate at a deficit in 2003, operating expenses have decreased. Average occupancy through the third quarter is 89%, a slight decrease from the previous year. Both the mortgage and real estate taxes are current and the Operating General Partner's operating deficit guaranty is unlimited in time and amount.

Series 23

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 23 reflects a net loss from Operating Partnerships of $554,806. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $326,310. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 23 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 83% in 2002. The average occupancy improved slightly to 85% through September 30, 2003. There were several evictions in 2002 and during the first half of 2003 due to non-payment of rents and other lease violations. Currently, there is a nine-month waiting list for housing authority subsidized rental assistance. There are few qualified prospective residents that can afford the tax credit rents without rental assistance. The management company continues to offer rental concessions to increase applicant traffic. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Series 24

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at September 30, 2003. Out of the total 23 were at 100% Qualified Occupancy.

For the six months being reported Series 24 reflects a net loss from Operating Partnerships of $232,233. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $428,623. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 reported a decrease in net loss per BAC in the current periods from the prior periods. The decrease is mainly a result of the Series no longer recording a portion of the operations of 5 of the Operating Partnerships in the current three-month period. A portion of the remaining credits for these 5 Operating Partnerships were sold to a new Investment Limited Partner in the current year. For further information refer to the disclosure on Los Lunas Limited Partnership.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 24 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

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

Westhab's entry into the partnership and into the management role has had an immediate impact on the property. Although expenses are running higher than budgeted, some expenses relate to Westhab's program to re-stabilize the property. Occupancy and revenues are up substantially, and the property is operating slightly below breakeven after historically running significant deficits. Year to date revenues exceed budget by 9%, and year to date operating expenses exceed budget by 23%. Operating expenses are expected to normalize once the transition and re-stabilization of the property is complete. The Operating Partnership filed for a tax assessment reduction and was successful. Beginning with the tax payment due July 1, 2003, there will be a reduction in the real estate taxes of approximately $13,550. Accounts payable as of June 30th have been reduced by $23,025 from year end 2002. An account has been established for a tax and insurance escrow. Westhab has also been successful in applying for and receiving a grant from the City of Yonkers in order to cure some deferred maintenance issues. They were awarded $150,000 which has been earmarked for the replacement of hot water tanks, concrete repairs in the rear of the building, updating the electrical systems, and the installation of security cameras. In addition, in February 2002, the Operating Partnership concluded a restructure of the first mortgage loan, which had been in default for over a year, with the loan servicer, Community Preservation Corporation (CPC). The newly restructured loan has a lower principal balance and interest rate, as well as a longer amortization schedule. Series 24 contributed approximately $35,000 to the cost of the loan restructure. It is anticipated that with Westhab in place and the loan restructured, operations will remain near or above breakeven.

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

The Operating Partnership maintained strong operations and 100% occupancy throughout the third quarter of 2003. The property operated with a debt service coverage ratio of 2.44 through August of 2003. As the rescission, subsequent sale of 33.33% of Series 24 interest in Los Lunas is complete and operations at this property remain strong, the Investment General Partner will no longer provide special disclosure on the Operating Partnership in the future.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003. The main reasons for its continuing cash deficit were low occupancy, which was 71% overall in 2002 but has improved to average 94% through the third quarter of 2003, and high operating expenses. The mortgage was refinanced in the fourth quarter of 2002 with a more favorable interest rate and amortization period, and this will help to alleviate the property's cash deficit. The property also had issues with collections. Although physical occupancy has been very high, the economic occupancy has been below 90%. As the physical occupancy has improved, management's focus is now on rent collection. Through August 2003, the property operated at a deficit, however, the property's mortgage, taxes and insurance are all current.

Series 25

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at September 30, 2003. Out of the total 21 were at 100% Qualified Occupancy.

For the six months being reported Series 25 reflects a net loss from Operating Partnerships of $589,800. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $458,204. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property operated significantly below breakeven due to low occupancy, low rental rates, and high debt service. Average occupancy for the third quarter of 2003 was 92%, which is a slight increase from last quarter's average occupancy of 86%. The management company attributes the fluctuating occupancy to high turnover. The project requested a rent increase; however, the maximum allowable rent possible, per section 8 requirements, is already being charged. Average physical occupancy for 2002 was 92%, and the property expended cash of just over $50,500. The Operating General Partner contributed $57,500 to the property during 2002 to cover the excess expenses, despite the fact that his guarantee expired in September of 2001. The Operating General Partner tried to restructure the debt with the current lender, but was unable to agree upon the terms with the lender. Therefore, the Operating General Partner continues to fund operating deficits and, as of the third quarter of 2003, has funded a total of $65,000 to the property for operating shortfalls in 2003.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 357 unit apartment complex in Indianapolis, Indiana. Occupancy increased slightly from the 2003 second quarter average of 91% to 94% for the third quarter. The management company continues to advertise the property on the local radio station and through community contacts in order to attract potential residents. The average turnover rate continues to average between 5-6% monthly, which is typical of a family property. The property still suffers somewhat from high maintenance expenses as a result of tenant abuse and unit turnover, but was able to control operating expenses throughout 2002 and has continued to do so through the third quarter of 2003. The Operating General Partner is obligated under his guarantee to fund operating deficits. To date the Operating General Partner has not had to fund any operating deficits in 2003. Management believes that stability in the office and maintenance staff will result in occupancy increasing throughout the remainder of 2003. The mortgage, taxes and insurance are all current.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18 unit property located in Manhattan, NY. During 2002, the property operated below breakeven, primarily as a result of high operating expenses. The property has an inefficient gas fired boiler, which failed in December 2002 and had to be replaced. Although cash flow has improved significantly versus 2002, as of September 30, 2003, the property is still below breakeven. A fire on the property in May partially destroyed some of the common area hallways, but had no direct impact on the units. An insurance claim was filed and insurance proceeds received. Renovations will be completed during the fourth quarter. The physical occupancy at the property has been consistently strong since inception, averaging 98%. At the end of the third quarter 2003, occupancy was 100%. The Investment General Partner is working with the Operating General Partner to decrease operating expenses and stabilize the property. The Operating General Partner is funding all operating deficits. The mortgage, taxes, and property insurance are all current.

M.R.H., L.P. (The Mary Ryder Home), a 48 unit property located in St. Louis, MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership's books and records. As a result of their audit, the IRS has proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal on June 30, 2003 and continue negotiations with the IRS Appeals Office.

Rose Square L.P. (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. The property operated below breakeven in 2002 due to increased operating expenses, specifically property taxes, and decreased occupancy. As of September 30, 2003, the property continues to operate below breakeven. When the property was built a tax abatement was in place. The abatement expired in February 2002, and taxes increased to $9,800. Spread over 11 units, this is prohibitive to generating cash flow. The property was recently re-assessed by the county, and received a reduction in real estate taxes of approximately 40% to $5,600. Low occupancy has had an effect on rental revenue at the property. Revenue is about 25% lower than revenue in 2002 at the end of the third quarter. A new site manager has taken over at the property and management is confident that the new manager will be able to improve operations. Though still struggling, occupancy has improved from 65% through the second quarter of 2003 to 77% through the third quarter of 2003.

Series 26

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 26 reflects a net loss from Operating Partnerships of $1,031,104. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $424,208. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 26 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) located in Warrensburg, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003. The main reason for its continuing cash deficit is low occupancy, which averaged 82% through the third quarter of 2003 and 89% overall in 2002, and high operating expenses. High turnover at the property has caused occupancy levels to stagnate, and operating expenses were high during the first quarter due to the high turnover. During the fourth quarter of 2002, the site manager at the property was replaced, and the property is being marketed through newspapers, churches and civic groups. The new site manager is implementing better screening to improve tenant selection and reduce turnover. According to management, the property's occupancy has also suffered from lack of rental assistance. The Investment General Partner is monitoring this property on a monthly basis.

Country Edge LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2002, the property operated below breakeven, primarily due to strong competition, which negatively affected the occupancy at the property. During 2002, the Operating General Partner decreased rents and implemented concessions to stabilize occupancy, which averaged 90% for the year. The reduction in rent and concessions continue to be offered in 2003 during times of low occupancy. As of September 2003, occupancy was 89.5%. The property continues to operate below breakeven in 2003 due to low occupancy and continued reduced rents and concessions. The Investment General Partner will continue to work with the Operating General Partner to stabilize the occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 48-unit property located in Fargo, North Dakota. During 2002, the property operated below breakeven primarily due to strong competition, which has negatively affected the occupancy at the property. During 2002, the Operating General Partner decreased rents and implemented concessions to stabilize occupancy, which averaged 87% for the year. The reduction in rent and concessions continue to be offered in 2003 during times of low occupancy. As of September 2003, occupancy was 95.8%. The property continues to operate below breakeven during 2003 due to the continued reduced rents and concessions. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 16 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 27 reflects a net loss from Operating Partnerships of $513,539. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $346,356. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 27 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Holly Heights Limited Partnership (Holly Heights Apartments)is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 77% for 2002. Occupancy has improved slightly in 2003 averaging 84% through the first three quarters of 2003. There are limited job opportunities in this area and, as a result, some residents have moved from the area to find work. Management will continue to offer rental concessions until occupancy has stabilized. As a result of the low occupancy in 2002, there was negative cash flow and high payables. An audit by the state regulatory agency identified issues of non-compliance. The Operating General Partner is diligently working to resolve all issues and the Investment General Partner will continue to closely monitor the property. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23 unit property located in Harlem, New York. During 2002, the property operated below breakeven, primarily due to high operating expenses. Physical occupancy has been consistent at 100% since inception. Although cash flow has improved during 2003, as of September 30, 2003 the property is operating below breakeven, resulting in insufficient working capital to cover trade accounts payable and an under-funded replacement reserve. Repair and Maintenance expenses will be reduced significantly as a result of the Operating General Partner charging the tenants for repairs and maintenance as per the lease agreement. Additionally, the Operating General Partner is reviewing all expenses to determine alternatives to improve cash flow. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce operating expenses and stabilize the property. The Operating General Partner is responsible for funding all operating deficits and has an unlimited guarantee to the property. The mortgage and property insurance are current. The property pays no property taxes as the result of a tax abatement.

Series 28

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 28 reflects a net loss from Operating Partnerships of $588,788. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $525,768. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 28 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

1374 Boston Road L.P. (1374 Boston Road) is a 15 unit property located in New York City. During 2002 the property operated below breakeven, primarily due to high debt service and operating expenses. Although cash flow has improved during 2003, as of September 30, 2003 the property is operating below breakeven resulting in insufficient working capital. In 2002, the property lost its commercial tenant, which had provided $30,000 per year in rental income. A new commercial tenant was put in place on July 1, 2003. Additionally, the property is implementing a 2%-4% rental rate increase effective July 1, 2003. The Investment General Partner will work with the Operating General Partner to develop potential refinance options and explore strategies to reduce operating expenses and stabilize the property. The Operating General Partner is responsible for funding all operating deficits. The mortgage, property taxes and insurance are current.

Series 29

As of September 30, 2003 and 2002 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at September 30, 2003 all of which were 100% Qualified Occupancy.

For the six months being reported Series 29 reflects a net loss from Operating Partnerships of $726,541. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $559,697. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 29 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven during the first quarter of 2003. The main reason for its cash expenditure was its low occupancy, which averaged 88% for the first quarter. To address the low occupancy at the property, management is marketing the property through newspapers, churches and civic groups. The Operating General Partner is working closely with the management agent to ensure proper marketing of the property. The Investment General Partner is working with the Operating General Partner to improve financial reporting for this property.

The Lincoln Hotel is a 41-unit SRO located in San Diego, California. On August 20, 2003, there was a murder on site. The management company promptly hired additional security for several weeks following the incident. The additional security is no longer necessary as local police determined the suspect later committed suicide. Occupancy has remained strong after this event and throughout the Third Quarter. Operations will be monitored by The Investment General Partner to ensure continued stabilized operations throughout 2003.

Series 30

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2003 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 30 reflects a net loss from Operating Partnerships of $625,913. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $122,742. This is an interim period estimate; it is not indicative of the final year end results.

Mesa Grande, LP (Mesa Grande Apartments) is a 72-unit, family property located in Carlsbad, New Mexico. The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults. Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied. As a result, the Lender notified the Operating General Partner on June 16, 2003 of its right to accelerate the note. In addition, the semi-annual tax payment due in May 2003 is delinquent. As a result of the defaults by the Operating General Partner and management company, which is a related entity of the Operating General Partner, the Investment General Partner requested a change in the management company. There was not enough focus from the current management company which caused dips in occupancy and collection problems. With competent management, the Operating Partnership should be able to support its operations. A new management company has been engaged and started effective November 1, 2003.

Sunrise Homes, LP (Broadway Place Apartments) is a 32-unit, family property located in Hobbs, New Mexico. The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults. Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied. As a result, the Lender notified the General Partner on June 16, 2003 of its right to accelerate the note. In addition, the semi-annual tax payment due in May 2003 is delinquent. As a result of the defaults by the Operating General Partner and management company, which is a related entity of the Operating General Partner, the Investment General Partner requested a change in the management company. There was not enough focus from the management company which caused dips in occupancy and collection problems. With competent management, the Operating Partnership should be able to support its operations. A new management company has been engaged and started effective November 1, 2003.

JMC LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Historically, this property struggled to operate at breakeven due to excessive debt liability. The second mortgage payable to the Town of Lisbon was treated as hard debt with principal and interest payments being made on a monthly basis. However, a recent discovery illustrated that this debt should be treated as soft debt payable through available cash flow at year end. This finding has reduced the monthly debt liability effective July 2003, and the property reported a debt service coverage ratio of 1.09 for the third quarter 2003. Operating expenses continue to be above average at $5,840 per unit annualized through the third quarter; however, management has made progress in their efforts to reduce operating expenses. With a 15% reduction in operating expenses from the previous quarter and a 17% reduction in the monthly debt liability, improved financial stability is expected for the near future.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA, which suffered from high payables and high tenant account receivables in 2002. Although the occupancy was stabilized, there was a cash flow deficit as a result of high operating expenses. The tax expense for 2002 was paid in full along with the 2001 tax deficit. The property was reassessed in 2002 and the reassessed value decreased the annual tax liability. As of June 30, 2003, the accounts payable balance was reduced to $772 and the tenant receivables were only 8% of the monthly rental income. Through September 2003 the property is operating below break even with a debt service coverage ratio of .91.

Series 31

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at September 30, 2003 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 31 reflects a net loss from Operating Partnerships of $1,035,698. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $712,069. This is an interim period estimate; it is not indicative of the final year end results.

Seagraves Apartments, Limited Partnership (Western Hills Apartments) is a 16-unit family property located in Ferris, TX. Occupancy averaged 91% in 2002, but extremely high utility expenses caused the property to operate below breakeven. Occupancy dropped to 83% for the first quarter 2003 due to a rental increase that was implemented in January 2003. Occupancy has averaged 85% through the third quarter of 2003, although the property has only two vacancies at the end of September 2003. The increase in rental rates helped the property operate above breakeven in 2003. The Operating General Partner's focus is to increase occupancy to the mid 90s. The Investment General Partner will continue to monitor this property on a monthly basis.

Series 32

As of September 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2003, all of which were at 100% Qualified Occupancy

For the six months being reported Series 32 reflects a net loss from Operating Partnerships of $800,153. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $458,000. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 32 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

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

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property was 100% occupied and had positive cash flow through the third quarter of 2003. The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits so far in 2003. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partners' personal guarantees remain in place.

Indiana Development Limited Partnership (Clear Creek Apartments), is a 64- unit development, located in North Manchester, Indiana. The property operated below breakeven as a result of low occupancy. Due to a downturn in the local economy, occupancy averaged 83% for the third quarter of 2003. According to the management company, the manufacturing industry is the primary employer in the region. Recently, numerous manufacturing plants have closed resulting in many tenants relocating to other areas to find employment. The management company has expressed optimism that their marketing efforts will result in an improvement in occupancy for the fourth quarter.

Series 33

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 33 reflects a net loss from Operating Partnerships of $300,273. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $293,261. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 33 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

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

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities.

The property's rural location and stagnant local economy has made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy improved in the third quarter and averaged 95%. Year to date occupancy for 2003 is 93%. Management has changed to a utility provider that offers a more economical per/unit rate. In addition, added focus on expense allocation among all entities within the Stearns building presents a more precise income statement. The admission of Coastal Affordable, a nonprofit general partner, has allowed the property to benefit from the PILOT program, which will ultimately reduce the property's real estate tax liability. The property's soft debt structure offers opportunity for positive cash flow on a monthly basis. As of the third quarter 2003, the property reported a net operating income of $4,961, all of which was deposited into the replacement reserves. With continued focus on utility expenses, a reduction in tax liability and strong occupancy, Stearns Assisted will operate close to its optimal performance.

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. The occupancy at this property averaged 85% for 2002 decreasing from the 2001 average of 99%. This was due to a downturn in the local economy. Occupancy has continued to average 84% through the first half of 2003. Resident retention on the property has been an issue as some vacating tenants are relocating into a nearby, subsidized housing project, which has rental assistance. The manager is aggressively marketing the property, which has resulted in occupancy increasing to 90% as of June 30, 2003. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

Series 34

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 34 reflects a net loss from Operating Partnerships of $888,109. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $264,101. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operated below breakeven as a result of low occupancy, which averaged 82% for the third quarter of 2003. The Operating General Partner indicates that the local economy relies heavily on seasonal employment. These types of businesses have been negatively impacted by the overall downturn in the economy, which has resulted in higher than normal move outs at the property.

Series 35

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 11 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 35 reflects a net loss from Operating Partnerships of $348,015. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $389,422. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 36 reflects a net loss from Operating Partnerships of $273,692. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $270,229. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 36 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the Operating General Partner and the management company, operations have demonstrated improvements. In 2002 rental increases combined with improved rental collections resulted in a 9.8% increase in rental revenues. Expenses, particularly maintenance costs, continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the high level of expense. In 2003, occupancy has slipped from the previous year's level, averaging 81.68% through September. The majority of the vacancies are in the elderly designated units where the occupancy rate is 72%. This has historically been the case as the senior population does not find the location a desirable one. There are no amenities in the area, and no transportation. Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy. As a result of the vacancies, revenues are slightly below 2002 levels. Through August the property was operating at breakeven, but expenses saw significant increases in September. Air conditioning expense increased utility costs as late summer saw several days of triple digit heat. Maintenance expenses increased as management focused on completing some required capital improvements. Exterior painting of the buildings, sprinkler installation and repairs, and carpet replacement were some of the higher expenses noted. Management is confident that they will increase the occupancy levels, and the property will be able to breakeven at year-end. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and stabilizes.

Series 37

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 99.4%, respectively. The series had a total of 7 properties at September 30, 2003, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 37 reflects a net loss from Operating Partnerships of $270,731. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $433,131. This is an interim period estimate; it is not indicative of the final year end results.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities.

The property's rural location and stagnant local economy has made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy improved in the third quarter and averaged 95%. Year to date occupancy for 2003 is 93%. Management has changed to a utility provider that offers a more economical per/unit rate. In addition, added focus on expense allocation among all entities within the Stearns building presents a more precise income statement. The admission of Coastal Affordable, a nonprofit general partner, has allowed the property to benefit from the PILOT program, which will ultimately reduce the property's real estate tax liability. The property's soft debt structure offers opportunity for positive cash flow on a monthly basis. As of the third quarter 2003, the property reported a net operating income of $4,961, all of which was deposited into the replacement reserves. With continued focus on utility expenses, a reduction in tax liability and strong occupancy, Stearns Assisted will operate close to its optimal performance.

Series 38

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2003, all of which were at 100% qualified occupancy.

For the six months being reported Series 38 reflects a net loss from Operating Partnerships of $241,070. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $290,757. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 38 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Series 39

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 98.4% respectively. The series had a total of 9 properties at September 30, 2003, all of which were at 100% Qualified Occupancy..

For the six months being reported Series 39 reflects a net loss from Operating Partnerships of $400,175. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $56,857. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 39 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Series 40

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 99.3%, respectively. The series had a total of 16 properties at September 30, 2003, all of which at 100% Qualified Occupancy.

For the six months being reported Series 40 reflects a net loss from Operating Partnerships of $373,205. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $340,910. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 40 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Series 41

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9% and 93.7%. The series had a total of 23 properties at September 30, 2003. Out of the total 21 were at 100% Qualified Occupancy and 1 was in active lease-up. The Series also had 1 property that was still under construction at September 30, 2003.

For the six months being reported Series 41 reflects a net loss from Operating Partnerships of $776,419. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $8,459. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 41 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements. The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are still in discovery stage. A trial date has been set for March 26, 2004. The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

Series 42

As of September 30, 2003 and 2002 the average Qualified Occupancy for the series was 94.9% and 98.6%, respectively. The series had a total of 22 properties at September 30, 2003. Out of the total 15 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 6 properties were under construction as of September 30, 2003.

For the six months being reported Series 42 reflects a net loss from Operating Partnerships of $378,005. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $83,853. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 42 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements. The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are still in discovery stage. A trial date has been set for March 26, 2004. The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. Initial lease-up has progressed slowly at three of the buildings, which contain a total of 32 family units. The fourth building, which consists of 99 elderly units, just received temporary certificates of occupancy in September and October 2003. Due to slow lease-up of the family units, the Operating General Partner with the approval of the Investment General Partner, hired a new property manager, Lockwood Property Management, ("Lockwood") on November 1, 2003. Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties. One month's free rent and a resident referral fee is currently being offered to attract tenants to the available units. The management agent will also work to improve occupancy through increased advertising, outreach to senior organizations and contact with the local Housing Authority.

The Operating Partnership's mortgage, taxes and insurance are current, but payables of less than $10,000 were outstanding as of September 30, 2003. In early November 2003, the Investment Limited Partners made an advance to the Operating Partnership against outstanding contributions due to bring the outstanding payables current.

Series 43

As of September 30, 2003 the average Qualified Occupancy was 95.6%. The series had a total of 22 properties at September 30, 2003. Out of the total 9 were at 100% Qualified Occupancy and 3 were in active lease-up. The series also had 10 properties that were still under construction at September 30, 2003. Since all of the acquired as of September 30, 2002, were under construction, there is no comparative information to report.

For the six months being reported Series 43 reflects a net loss from Operating Partnerships of $118,093. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $48,270. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements. The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are still in discovery stage. A trial date has been set for March 26, 2004. The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. Initial lease-up has progressed slowly at three of the buildings, which contain a total of 32 family units. The fourth building, which consists of 99 elderly units, just received temporary certificates of occupancy in September and October 2003. Due to slow lease-up of the family units, the Operating General Partner with the approval of the Investment General Partner, hired a new property manager, Lockwood Property Management, ("Lockwood") on November 1, 2003. Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties. One month's free rent and a resident referral fee is currently being offered to attract tenants to the available units. The management agent will also work to improve occupancy through increased advertising, outreach to senior organizations and contact with the local Housing Authority.

The Operating Partnership's mortgage, taxes and insurance are current, but payables of less than $10,000 were outstanding as of September 30, 2003. In early November 2003, the Investment Limited Partners made an advance to the Operating Partnership against outstanding contributions due to bring the outstanding payables current.

Series 44

As of September 30, 2003 the average Qualified Occupancy was 87.8%. The series had a total of 8 properties at September 30, 2003. Out of the total 1 was at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 4 properties that were still under construction and 2 properties with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 2003. Since all of the properties were acquired after September 30, 2002, there is no comparative information to report.

Only one property had just begun initial lease-up as of June 30, 2003, therefore the series does not have any current operations to report.

Series 45

As of September 30, 2003 the average Qualified Occupancy was 25.0%. The series had a total of 14 properties at September 30, 2003. Out of the total 1 was at 100% Qualified Occupancy and 3 were in active lease-up. The series also had 10 properties that were still under construction at September 30, 2003. Since all of the properties were acquired after September 30, 2002, there is no comparative information to report.

Series 45 had not commenced operations as of June 30, 2003 therefore, it does not have Operating Partnership operations to report.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

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

(a)Exhibits

31 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 20, 2003		By:	/s/ John P. Manning John P. Manning