Form 10-Q
period 2003-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2004-02-20
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2003

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital	87-101
Statements of Cash Flows	102-157
Notes to Financial Statements	158-190

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	191-235

Item 3. Quantitative and Qualitative Disclosure About Market Risk	236

Item 4. Evaluation of Disclosure and Procedures	236

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	238

Signatures	239

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$454,910,372	$424,883,445

OTHER ASSETS

Cash and cash equivalents	38,406,302	25,882,162
Investments	21,054,500	6,018,380
Notes receivable	8,558,102	14,733,948
Acquisition costs	36,776,455	30,817,914
Other assets	12,706,274	13,158,071
	$572,412,005	$515,493,920

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 252,699	$ 1,090,107
Accounts payable affiliates	20,040,872	15,528,445
Capital contributions payable	37,229,929	34,899,189
Line of credit	-	-
	57,523,500	51,517,741

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 98,500,000 authorized BACs; 83,651,080 issued and outstanding, as of December 31, 2003	516,862,903	465,720,104
General Partner	(2,021,004)	(1,790,531)
Unrealized gain (loss) on securities
available for sale, net	46,606	46,606
	514,888,505	463,976,179
	$572,412,005	$515,493,920

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 11,248,168	$ 12,675,770

OTHER ASSETS
Cash and cash equivalents	221,489	244,384
Investments	-	-
Notes receivable	-	-
Acquisition costs	81,267	83,947
Other assets	2,120,532	1,199,682
	$ 13,671,456	$ 14,203,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 9,902
Accounts payable affiliates	3,471,262	3,190,282
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,859,288	3,588,210

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of December 31, 2003	10,044,611	10,839,982
General Partner	(232,443)	(224,409)
Unrealized gain (loss) on securities
available for sale, net	-	-
	9,812,168	10,615,573
	$ 13,671,456	$ 14,203,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,993,254	$ 2,393,876

OTHER ASSETS
Cash and cash equivalents	165,494	211,070
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs	44,450	45,916
Other assets	451,828	451,825
	$ 3,112,665	$ 3,560,326

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	796,410	627,029
Capital contributions payable	457,642	457,642
Line of credit	-	-
	1,254,052	1,084,671

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of December 31, 2003	2,001,979	2,612,851
General Partner	(143,366)	(137,196)
Unrealized gain (loss) on securities
available for sale, net	-	-
	1,858,613	2,475,655
	$ 3,112,665	$ 3,560,326

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,852,733	$ 9,514,695

OTHER ASSETS
Cash and cash equivalents	326,257	354,902
Investments	-	-
Notes receivable	450,981	450,981
Acquisition costs	139,680	144,285
Other assets	167,344	167,919
	$9,936,995	$10,632,782

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,825,866	1,634,923
Capital contributions payable	479,496	480,996
Line of credit	-	-
	2,305,362	2,115,919

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of December 31, 2003	7,774,398	8,650,776
General Partner	(142,765)	(133,913)
Unrealized gain (loss) on securities
available for sale, net	-	-
	7,631,633	8,516,863
	$ 9,936,995	$10,632,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,662,129	$16,373,993

OTHER ASSETS
Cash and cash equivalents	133,345	167,196
Investments	-	-
Notes receivable	-	-
Acquisition costs	207,725	214,573
Other assets	269,370	269,370
	$16,272,569	$17,025,132

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,254,410	1,074,211
Capital contributions payable	117,797	117,796
Line of credit	-	-
	1,372,207	1,192,007

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, December 31, 2003	15,036,205	15,959,640
General Partner	(135,843)	(126,515)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,900,362	15,833,125
	$16,272,569	$17,025,132

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,321,320	$ 9,168,660

0THER ASSETS
Cash and cash equivalents	201,279	233,010
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs	232,154	239,807
Other assets	885,592	318,194
	$9,795,823	$10,115,149

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 18,228	$ 39,878
Accounts payable affiliates	1,320,960	1,154,667
Capital contributions payable	368,239	368,239
Line of credit	-	-
	1,707,427	1,562,784

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of December 31, 2003	8,192,811	8,652,140
0eneral Partner	(104,415)	(99,775)
Unrealized gain (loss) on securities
available for sale, net	-	-
	8,088,396	8,552,365
	$ 9,795,823	$10,115,149

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,559,952	$15,315,756

OTHER ASSETS
Cash and cash equivalents	448,649	489,697
Investments	-	-
Notes receivable	-	-
Acquisition costs	233,147	240,834
Other assets	746,785	747,614
	$15,988,533	$16,793,901

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 30,878
Accounts payable affiliates	1,067,888	863,380
Capital contributions payable	943,704	943,704
Line of credit	-	-
	2,012,570	1,837,962

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of December 31, 2003	14,093,648	15,063,824
General Partner	(117,685)	(107,885)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,975,963	14,955,939
	$15,988,533	$16,793,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,442,551	$23,716,013

OTHER ASSETS
Cash and cash equivalents	356,051	516,145
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs	409,919	422,596
Other assets	1,594,656	1,594,656
	$24,938,999	$26,385,232

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 100,683
Accounts payable affiliates	1,982,354	1,654,168
Capital contributions payable	1,443,838	1,475,380
Line of credit	-	-
	3,426,282	3,230,231

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of December 31, 2003	21,637,843	23,263,704
General Partner	(125,126)	(108,703)
Unrealized gain (loss) on securities
available for sale, net	-	-
	21,512,717	23,155,001
	$24,938,999	$26,385,232

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,066,080	$14,645,587

OTHER ASSETS
Cash and cash equivalents	324,776	339,714
Investments	-	-
Notes receivable	-	-
Acquisition costs	340,038	351,248
Other assets	172,426	172,425
	$14,903,320	$15,508,974

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,476,512	1,240,107
Capital contributions payable	39,749	39,749
Line of credit	-	-
	1,516,261	1,279,856

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of December 31, 2003	13,459,636	14,293,274
General Partner	(72,577)	(64,156)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,387,059	14,229,118
	$14,903,320	$15,508,974

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$24,246,407	$25,184,476

OTHER ASSETS
Cash and cash equivalents	471,741	304,688
Investments	-	150,337
Notes receivable	638,346	638,346
Acquisition costs	75,087	77,562
Other assets	2,864	353,370
	$25,434,445	$26,708,779

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	40,968	148,783
Line of credit	-	-
	40,968	148,783

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of December 31, 2003	25,483,022	26,637,876
General Partner	(89,816)	(78,151)
Unrealized gain (loss) on securities
available for sale, net	271	271
	25,393,477	26,559,996
	$25,434,445	$26,708,779

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,437,713	$22,450,900

OTHER ASSETS
Cash and cash equivalents	241,450	468,746
Investments	196,651	49,929
Notes receivable	20,935	20,935
Acquisition costs	75,282	77,761
Other assets	968	150,723
	$21,972,999	$23,218,994

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	676,281	422,795
Capital contributions payable	86,718	304,770
Line of credit	-	-
	762,999	727,565

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of December 31, 2003	21,336,642	22,605,257
General Partner	(126,545)	(113,731)
Unrealized gain (loss) on securities
available for sale, net	(97)	(97)
	21,210,000	22,491,429
	$21,972,999	$23,218,994

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,799,197	$16,661,934

OTHER ASSETS
Cash and cash equivalents	82,514	121,470
Investments	-	-
Notes receivable	301,842	301,842
Acquisition costs	483,133	499,058
Other assets	1,771	1,773
	$16,668,457	$17,586,077

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	129,177	309
Capital contributions payable	128,167	134,311
Line of credit	-	-
	257,344	134,620

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of December 31, 2003	16,474,058	17,503,999
General Partner	(62,945)	(52,542)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,411,113	17,451,457
	$16,668,457	$17,586,077

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$24,265,236	$25,656,110

OTHER ASSETS
Cash and cash equivalents	422,016	294,050
Investments	-	-
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	214,137	483,572
	$25,557,064	$27,089,407

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	198,720	-
Capital contributions payable	695,771	705,771
Line of credit	-	-
	894,491	705,771

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of December 31, 2003	24,795,207	26,499,059
General Partner	(132,634)	(115,423)
Unrealized gain (loss) on securities
available for sale, net	-	-
	24,662,573	26,383,636
	$25,557,064	$27,089,407

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$30,085,390	$31,094,955

OTHER ASSETS
Cash and cash equivalents	242,948	303,823
Investments	-	-
Notes receivable	573,581	573,581
Acquisition costs	691,665	714,463
Other assets	448,301	448,301
	$32,041,885	$33,135,123

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	595,640	345,962
Capital contributions payable	893,997	936,164
Line of credit	-	-
	1,489,637	1,282,126

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of December 31, 2003	30,653,086	31,940,828
General Partner	(100,838)	(87,831)
Unrealized gain (loss) on securities
available for sale, net	-	-
	30,552,248	31,852,997
	$32,041,885	$33,135,123

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,273,923	$17,734,775

OTHER ASSETS
Cash and cash equivalents	179,230	179,335
Investments	-	-
Notes receivable	78,785	111,787
Acquisition costs	620,609	641,071
Other assets	133,135	133,131
	$18,285,682	$18,800,099

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	423,875	293,402
Capital contributions payable	202,285	202,285
Line of credit	-	-
	626,160	495,687

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of December 31, 2003	17,708,707	18,347,148
General Partner	(49,185)	(42,736)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,659,522	18,304,412
	$18,285,682	$18,800,099

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,986,527	$22,240,109

OTHER ASSETS
Cash and cash equivalents	247,667	286,228
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs	986,312	1,018,828
Other assets	-	-
	$22,224,053	$23,548,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	816,893	596,996
Capital contributions payable	85,968	95,968
Line of credit	-	-
	902,861	692,964

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of December 31, 2003	21,408,371	22,927,581
General Partner	(87,179)	(71,833)
Unrealized gain (loss) on securities
available for sale, net	-	-
	21,321,192	22,855,748
	$22,224,053	$23,548,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,226,081	$19,767,681

OTHER ASSETS
Cash and cash equivalents	559,072	581,040
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,795,100	2,887,248
Other assets	196,000	203,170
	$23,099,037	$23,761,923

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	243,391	72,122
Capital contributions payable	603,740	603,740
Line of credit	-	-
	847,131	675,862

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of December 31, 2003	22,311,412	23,137,225
General Partner	(59,506)	(51,164)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,251,906	23,086,061
	$23,099,037	$23,761,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,060,329	$12,486,013

OTHER ASSETS
Cash and cash equivalents	70,025	96,390
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	1,919,197	1,982,467
Other assets	338,833	338,833
	$14,711,168	$15,226,487

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	587,882	457,898
Capital contributions payable	657,998	680,429
Line of credit	-	-
	1,245,880	1,138,327

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of December 31, 2003	13,509,299	14,125,942
General Partner	(44,011)	(37,782)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,465,288	14,088,160
	$14,711,168	$15,226,487

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,612,144	$16,153,757

OTHER ASSETS
Cash and cash equivalents	160,693	305,836
Investments	-	-
Notes receivable	164,001	1,810,486
Acquisition costs	2,137,362	2,204,852
Other assets	277,842	219,635
	$18,352,042	$20,694,566

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	391,347	258,632
Capital contributions payable	155,363	1,944,309
Line of credit	-	-
	546,710	2,202,941

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of December 31, 2003	17,842,842	18,522,272
General Partner	(37,510)	(30,647)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,805,332	18,491,625
	$18,352,042	$20,694,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,204,174	$16,658,700

OTHER ASSETS
Cash and cash equivalents	136,417	155,345
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,421,503	2,493,427
Other assets	66,335	85,396
	$18,828,429	$19,392,868

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	365,499	233,429
Capital contributions payable	117,735	135,173
Line of credit	-	-
	483,234	368,602

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, December 31, 2003	18,380,028	19,052,308
General Partner	(34,833)	(28,042)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,345,195	19,024,266
	$18,828,429	$19,392,868

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,030,142	$14,730,373

OTHER ASSETS
Cash and cash equivalents	91,777	49,200
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,238,451	2,304,288
Other assets	294,028	299,374
	$16,654,398	$17,383,235

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	453,010	187,645
Capital contributions payable	-	161,805
Line of credit	-	-
	453,010	349,450

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of December 31, 2003	16,235,816	17,059,889
General Partner	(34,428)	(26,104)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,201,388	17,033,785
	$16,654,398	$17,383,235

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,596,352	$18,256,397

OTHER ASSETS
Cash and cash equivalents	34,377	97,331
Investments	-	-
Notes receivable	-	312,318
Acquisition costs	2,717,766	2,789,041
Other assets	325,658	312,625
	$20,674,153	$21,767,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 37,533	$ 37,533
Accounts payable affiliates	687,669	414,409
Capital contributions payable	152,424	651,411
Line of credit	-	-
	877,626	1,103,353

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of December 31, 2003	19,823,504	20,682,658
General Partner	(26,977)	(18,299)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,796,527	20,664,359
	$20,674,153	$21,767,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	December 31, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,321,606	$19,421,142

OTHER ASSETS
Cash and cash equivalents	515,573	930,843
Investments	-	496,399
Notes receivable	62,500	372,883
Acquisition costs	2,969,295	3,047,101
Other assets	425,993	1,320,885
	$23,294,967	$25,589,253

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 2,100	$ 2,800
Accounts payable affiliates	591,497	378,757
Capital contributions payable	1,045,960	2,284,064
Line of credit	-	-
	1,639,557	2,665,621

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of December 31, 2003	21,689,448	22,944,988
General Partner	(34,005)	(21,323)
Unrealized gain (loss) on securities
available for sale, net	(33)	(33)
	21,655,410	22,923,632
	$23,294,967	$25,589,253

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	December 31, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,717,210	$19,580,498

OTHER ASSETS
Cash and cash equivalents	1,210,262	1,528,577
Investments	44,599	3,524,918
Notes receivable	1,736,550	3,361,150
Acquisition costs	2,976,162	3,044,611
Other assets	258,841	1,039,347
	$24,943,624	$32,079,101

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,068	$ 1,038
Accounts payable affiliates	379,850	264,878
Capital contributions payable	2,141,903	8,777,237
Line of credit	-	-
	2,522,821	9,043,153

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of December 31, 2003	22,388,672	22,997,666
General Partner	(12,468)	(6,317)
Unrealized gain (loss) on securities
available for sale, net	44,599	44,599
	22,420,803	23,035,948
	$24,943,624	$32,079,101

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	December 31, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,067,558	$ 18,349,599

OTHER ASSETS
Cash and cash equivalents	1,281,036	11,183,205
Investments	3,904,512	1,796,797
Notes receivable	1,554,293	3,361,995
Acquisition costs	3,842,312	3,706,564
Other assets	1,772,961	2,762,634
	$38,422,672	$41,160,794

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 224	$ 111,966
Accounts payable affiliates	237,177	97,417
Capital contributions payable	7,278,590	9,830,712
Line of credit	-	-
	7,515,991	10,040,095

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding, as of December 31, 2003	30,912,972	31,123,737
General Partner	(8,157)	(4,904)
Unrealized gain (loss) on securities
available for sale, net	1,866	1,866
	30,906,681	31,120,699
	$38,422,672	$41,160,794

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	December 31, 2003 (Unaudited)	March 31 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,787,093	$ 4,651,676

OTHER ASSETS
Cash and cash equivalents	2,540,783	6,439,937
Investments	4,321,192	-
Notes receivable	747,691	1,363,915
Acquisition costs	2,767,676	1,586,366
Other assets	424,648	83,617
	$28,589,083	$14,125,511

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 65,672	$ 755,429
Accounts payable affiliates	53,670	65,027
Capital contributions payable	5,467,376	3,030,725
Line of credit	-	-
	5,586,718	3,851,181

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding, as of December 31, 2003	23,005,241	10,275,480
General Partner	(2,876)	(1,150)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,002,365	10,274,330
	$28,589,083	$14,125,511

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45*

December 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,816,869

OTHER ASSETS
Cash and cash equivalents	9,631,725
Investments	9,243,207
Notes receivable	830,543
Acquisition costs	2,802,616
Other assets	1,083,674
$44,408,634

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,481
Accounts payable affiliates	-
Capital contributions payable	9,594,688
Line of credit	-
9,598,169

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding, as of December 31, 2003	34,812,417
General Partner	(1,952)
Unrealized gain (loss) on securities
available for sale, net	-
34,810,465
$44,408,634

*Series 45 had not commenced operations as of March 31, 2003, therefore there is no comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46*

December 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$6,230,234

OTHER ASSETS
Cash and cash equivalents	18,109,656
Investments	3,344,339
Notes receivable	-
Acquisition costs	1,912,872
Other assets	31,752
$29,628,853

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 123,325
Accounts payable affiliates	13,632
Capital contributions payable	3,641,787
Line of credit	-
3,778,744

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding, as of December 31, 2003	25,851,028
General Partner	(919)
Unrealized gain (loss) on securities
available for sale, net	-
25,850,109
$29,628,853

*Series 46 had not commenced operations as of March 31, 2003, therefore there is no comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2003	2002

Income
Interest income	$ 368,442	$ 262,539
Other income	46,500	32,047
	414,942	294,586

Share of loss from Operating Partnerships (Note D)	(5,414,083)	(6,148,954)

Expenses
Professional fees	109,891	80,902
Fund management fee (Note C)	1,633,122	1,335,734
Organization costs	81,813	57,364
Amortization	438,544	183,490
General and administrative expenses	362,770	335,998
	2,626,140	1,993,488

NET INCOME (LOSS)	$(7,625,281)	$(7,847,856)

Net income (loss) allocated to limited partners	$(7,549,029)	$(7,769,377)

Net income (loss) allocated to general partner	$ (76,252)	$ (78,479)

Net income (loss) per BAC	$ (2.49)	$ (2.52)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2003	2002

Income
Interest income	$ 242	$ 259
Other income	900	2,100
	1,142	2,359

Share of loss from Operating Partnerships(Note D)	(182,989)	(581,884)

Expenses
Professional fees	10,788	5,592
Fund management fee (Note C)	89,660	90,973
Organization costs	-	-
Amortization	893	893
General and administrative expenses	10,949	19,244
	112,290	116,702

NET INCOME (LOSS)	$ (294,137)	$ (696,227)

Net income (loss) allocated to limited partners	$ (291,196)	$ (689,264)

Net income (loss) allocated to general partner	$ (2,941)	$ (6,963)

Net income (loss) per BAC	$ (.08)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2003	2002

Income
Interest income	$ 181	$ 376
Other income	450	1,200
	631	1,576

Share of loss from Operating Partnerships(Note D)	(168,997)	(141,347)

Expenses
Professional fees	6,447	4,355
Fund management fee (Note C)	56,460	56,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	6,634	10,519
	70,029	71,822

NET INCOME (LOSS)	$ (238,395)	$ (211,593)

Net income (loss) allocated to limited partners	$ (236,011)	$ (209,477)

Net income (loss) allocated to general partner	$ (2,384)	$ (2,116)

Net income (loss) per BAC	$ (0.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2003	2002

Income
Interest income	$ 350	$ 7,423
Other income	2,400	750
	2,750	8,173

Share of loss from Operating Partnerships(Note D)	(220,094)	(354,829)

Expenses
Professional fees	634	2,631
Fund management fee (Note C)	60,374	57,648
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	8,699	17,723
	71,242	79,537

NET INCOME (LOSS)	$ (288,586)	$ (426,193)

Net income (loss) allocated to limited partners	$ (285,700)	$ (421,931)

Net income (loss) allocated to general partner	$ (2,886)	$ (4,262)

Net income (loss) per BAC	$ (.11)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2003	2002

Income
Interest income	$ 141	$ 116
Other income	2,400	1,500
	2,541	1,616

Share of loss from Operating Partnerships(Note D)	(157,418)	(313,278)

Expenses
Professional fees	3,255	3,736
Fund management fee (Note C)	55,079	53,252
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	10,259	17,482
	70,876	76,753

NET INCOME (LOSS)	$ (225,753)	$ (388,415)

Net income (loss) allocated to limited partners	$ (223,495)	$ (384,531)

Net income (loss) allocated to general partner	$ (2,258)	$ (3,884)

Net income (loss) per BAC	$ (.07)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2003	2002

Income
Interest income	$ 213	$ 9,100
Other income	1,500	2,947
	1,713	12,047

Share of loss from Operating Partnerships(Note D)	(81,799)	(323,429)

Expenses
Professional fees	4,365	(14,836)
Fund management fee (Note C)	53,084	42,438
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	8,647	14,583
	68,647	44,736

NET INCOME (LOSS)	$ (148,733)	$ (356,118)

Net income (loss) allocated to limited partners	$ (147,246)	$ (352,557)

Net income (loss) allocated to general partner	$ (1,487)	$ (3,561)

Net income (loss) per BAC	$ (.07)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2003	2002

Income
Interest income	$ 479	$ 21,936
Other income	3,900	6,150
	4,379	28,086

Share of loss from Operating Partnerships(Note D)	(230,954)	(296,728)

Expenses
Professional fees	1,985	5,545
Fund management fee (Note C)	65,702	55,569
Organization costs	-	-
Amortization	3,805	5,048
General and administrative expenses	9,481	17,054
	80,973	83,216

NET INCOME (LOSS)	$ (307,548)	$ (351,858)

Net income (loss) allocated to limited partners	$ (304,473)	$ (348,339)

Net income (loss) allocated to general partner	$ (3,075)	$ (3,519)

Net income (loss) per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2003	2002

Income
Interest income	$ 352	$ 250
Other income	2,400	4,650
	2,752	4,900

Share of loss from Operating Partnerships(Note D)	(401,947)	(286,465)

Expenses
Professional fees	8,500	18,097
Fund management fee (Note C)	104,517	82,995
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	14,890	30,853
	132,133	136,171

NET INCOME (LOSS)	$ (531,328)	$ (417,736)

Net income (loss) allocated to limited partners	$ (526,015)	$ (413,559)

Net income (loss) allocated to general partner	$ (5,313)	$ (4,177)

Net income (loss) per BAC	$ (.13)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2003	2002

Income
Interest income	$ 348	$ 10,704
Other income	3,900	5,250
	4,248	15,954

Share of loss from Operating Partnerships(Note D)	(187,202)	(154,291)

Expenses
Professional fees	1,945	2,576
Fund management fee (Note C)	77,094	71,701
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	7,700	12,879
	90,653	91,070

NET INCOME (LOSS)	$ (273,607)	$ (229,407)

Net income (loss) allocated to limited partners	$ (270,871)	$ (227,113)

Net income (loss) allocated to general partner	$ (2,736)	$ (2,294)

Net income (loss) per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2003	2002

Income
Interest income	$ 536	$ 39,660
Other income	4,050	7,500
	4,586	47,160

Share of loss from Operating Partnerships(Note D)	(302,712)	(299,039)

Expenses
Professional fees	8,499	6,788
Fund management fee (Note C)	82,529	77,779
Organization costs	-	-
Amortization	825	825
General and administrative expenses	10,935	21,363
	102,788	106,755

NET INCOME (LOSS)	$ (400,914)	$ (358,634)

Net income (loss) allocated to limited partners	$ (396,905)	$ (355,048)

Net income (loss) allocated to general partner	$ (4,009)	$ (3,586)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2003	2002

Income
Interest income	$ 1,140	$ 14,268
Other income	12,150	-
	13,290	14,268

Share of loss from Operating Partnerships(Note D)	(289,501)	(433,715)

Expenses
Professional fees	4,567	4,483
Fund management fee (Note C)	82,995	84,495
Organization costs	-	-
Amortization	828	828
General and administrative expenses	12,582	18,939
	100,972	108,745

NET INCOME (LOSS)	$ (377,183)	$ (528,192)

Net income (loss) allocated to limited partners	$ (373,411)	$ (522,910)

Net income (loss) allocated to general partner	$ (3,772)	$ (5,282)

Net income (loss) per BAC	$ (.09)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2003	2002

Income
Interest income	$ 81	$ 6,624
Other income	7,950	-
	8,031	6,624

Share of loss from Operating Partnerships(Note D)	(233,581)	(274,215)

Expenses
Professional fees	1,269	2,022
Fund management fee (Note C)	50,907	52,704
Organization costs	-	-
Amortization	5,310	5,310
General and administrative expenses	8,044	13,874
	65,530	73,910

NET INCOME (LOSS)	$ (291,080)	$ (341,501)

Net income (loss) allocated to limited partners	$ (288,169)	$ (338,086)

Net income (loss) allocated to general partner	$ (2,911)	$ (3,415)

Net income (loss) per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2003	2002

Income
Interest income	$ 254	$ 6,918
Other income	-	-
	254	6,918

Share of loss from Operating Partnerships(Note D)	(365,058)	(385,192)

Expenses
Professional fees	634	2,412
Fund management fee (Note C)	99,360	73,410
Organization costs	-	-
Amortization	-	-
General and administrative expenses	11,081	19,763
	111,075	95,585

NET INCOME (LOSS)	$ (475,879)	$ (473,859)

Net income (loss) allocated to limited partners	$ (471,120)	$ (469,120)

Net income (loss) allocated to general partner	$ (4,759)	$ (4,739)

Net income (loss) per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2003	2002

Income
Interest income	$ 237	$ 303
Other income	4,500	-
	4,737	303

Share of loss from Operating Partnerships(Note D)	(279,197)	(334,032)

Expenses
Professional fees	4,812	6,674
Fund management fee (Note C)	82,226	81,726
Organization costs	-	-
Amortization	9,181	12,344
General and administrative expenses	15,515	12,354
	111,734	113,098

NET INCOME (LOSS)	$ (386,194)	$ (446,827)

Net income (loss) allocated to limited partners	$ (382,332)	$ (442,359)

Net income (loss) allocated to general partner	$ (3,862)	$ (4,468)

Net income (loss) per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2003	2002

Income
Interest income	$ 191	$ 248
Other income	-	-
	191	248

Share of loss from Operating Partnerships(Note D)	(163,582)	(192,770)

Expenses
Professional fees	2,046	3,298
Fund management fee (Note C)	43,491	43,491
Organization costs	-	-
Amortization	6,820	6,820
General and administrative expenses	8,355	9,789
	60,712	63,398

NET INCOME (LOSS)	$ (224,103)	$ (255,920)

Net income (loss) allocated to limited partners	$ (221,862)	$ (253,361)

Net income (loss) allocated to general Partner	$ (2,241)	$ (2,559)

Net income (loss) per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2003	2002

Income
Interest income	$ 267	$ 348
Other income	-	-
	267	348

Share of loss from Operating Partnerships(Note D)	(372,380)	(416,287)

Expenses
Professional fees	634	1,730
Fund management fee (Note C)	72,099	73,299
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	10,297	9,380
	94,014	95,393

NET INCOME (LOSS)	$ (466,127)	$ (511,332)

Net income (loss) allocated to limited partners	$ (461,466)	$ (506,219)

Net income (loss) allocated to general partner	$ (4,661)	$ (5,113)

Net income (loss) per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2003	2002

Income
Interest income	$ 760	$ 957
Other income	-	-
	760	957

Share of loss from Operating Partnerships(Note D)	(199,454)	(346,344)

Expenses
Professional fees	634	1,706
Fund management fee (Note C)	57,090	52,651
Organization costs	-	-
Amortization	32,310	32,310
General and administrative expenses	9,979	8,998
	100,013	95,665

NET INCOME (LOSS)	$ (298,707)	$ (441,052)

Net income (loss) allocated to limited partners	$ (295,720)	$ (436,641)

Net income (loss) allocated to general partner	$ (2,987)	$ (4,411)

Net income (loss) per BAC	$ (.09)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2003	2002

Income
Interest income	$ 35	23
Other income	-	-
	35	23

Share of loss from Operating Partnerships(Note D)	(150,652)	(202,605)

Expenses
Professional fees	3,255	3,319
Fund management fee (Note C)	37,572	41,914
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	7,526	9,476
	70,469	76,825

NET INCOME (LOSS)	$ (221,086)	$ (279,407)

Net income (loss) allocated to limited partners	$ (218,875)	$ (276,613)

Net income (loss) allocated to general partner	$ (2,211)	$ (2,794)

Net income (loss) per BAC	$ (.10)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2003	2002

Income
Interest income	$ 136	$ 1,218
Other income	-	-
	136	1,218

Share of loss from Operating Partnerships(Note D)	(202,338)	(150,690)

Expenses
Professional fees	993	1,755
Fund management fee (Note C)	44,238	43,956
Organization costs	-	-
Amortization	23,705	23,696
General and administrative expenses	7,851	14,044
	76,787	83,451

NET INCOME (LOSS)	$ (278,989)	$ (232,923)

Net income (loss) allocated to limited partners	$ (276,199)	$ (230,594)

Net income (loss) allocated to general partner	$ (2,790)	$ (2,329)

Net income (loss) per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2003	2002

Income
Interest income	$ 145	$ 178
Other income	-	-
	145	178

Share of loss from Operating Partnerships(Note D)	(222,881)	(200,766)

Expenses
Professional fees	3,255	3,046
Fund management fee (Note C)	41,100	38,097
Organization costs	-	-
Amortization	24,728	24,729
General and administrative expenses	8,370	7,858
	77,453	73,730

NET INCOME (LOSS)	$ (300,189)	$ (274,318)

Net income (loss) allocated to limited partners	$ (297,187)	$ (271,575)

Net income (loss) allocated to general partner	$ (3,002)	$ (2,743)

Net income (loss) per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2003	2002

Income
Interest income	$ 90	$ 315
Other income	-	-
	90	315

Share of loss from Operating Partnerships(Note D)	(245,467)	(138,511)

Expenses
Professional fees	3,255	2,994
Fund management fee (Note C)	34,200	32,700
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	8,108	5,468
	68,144	63,743

NET INCOME (LOSS)	$ (313,521)	$ (201,939)

Net income (loss) allocated to limited partners	$ (310,386)	$ (199,920)

Net income (loss) allocated to general partner	$ (3,135)	$ (2,019)

Net income (loss) per BAC	$ (.14)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2003	2002

Income
Interest income	$ 35	$ 69,385
Other income	-	-
	35	69,385

Share of loss from Operating Partnerships(Note D)	(238,239)	(68,850)

Expenses
Professional fees	4,598	4,473
Fund management fee (Note C)	42,070	41,820
Organization costs	-	-
Amortization	28,429	-
General and administrative expenses	8,303	6,928
	83,400	53,221

NET INCOME (LOSS)	$ (321,604)	$ (52,686)

Net income (loss) allocated to limited partners	$ (318,388)	$ (52,159)

Net income (loss) allocated to general partner	$ (3,216)	$ (527)

Net income (loss) per BAC	$ (.12)	$ (.02)

The accompanying notes are an integral part of this statement

`Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2003	2002

Income
Interest income	$ -	$ 1,531
Other income	-	-
	-	1,531

Share of loss from Operating Partnerships(Note D)	(185,524)	(255,326)

Expenses
Professional fees	4,318	3,414
Fund management fee (Note C)	58,952	41,576
Organization costs	-	-
Amortization	33,344	-
General and administrative expenses	11,030	12,888
	107,644	57,878

NET INCOME (LOSS)	$ (293,168)	$ (311,673)

Net income (loss) allocated to limited partners	$ (290,236)	$ (308,556)

Net income (loss) allocated to general partner	$ (2,932)	$ (3,117)

Net income (loss) per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2003	2002

Income
Interest income	$ 106,529	$ 69,420
Other income	-	-
	106,529	69,420

Share of loss from Operating Partnerships(Note D)	(146,812)	(26,677)

Expenses
Professional fees	3,574	2,641
Fund management fee (Note C)	35,609	29,409
Organization costs	-	-
Amortization	89,960	-
General and administrative expenses	15,599	18,375
	144,742	50,425

NET INCOME (LOSS)	$(185,025)	$ (7,682)

Net income (loss) allocated to limited partners	$(183,175)	$ (7,605)

Net income (loss) allocated to general partner	$ (1,850)	$ (77)

Net income (loss) per BAC	$ (.07)	$ (.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2003	2002

Income
Interest income	$ 160,479	$ 1,830
Other income	-	-
	160,479	1,830

Share of loss from Operating Partnerships(Note D)	(117,170)	-

Expenses
Professional fees	6,309	1,905
Fund management fee (Note C)	64,995	15,671
Organization costs	-	57,364
Amortization	107,728	-
General and administrative expenses	33,947	11,108
	212,979	86,048

NET INCOME (LOSS)	$(169,670)	$ (84,218)

Net income (loss) allocated to limited partners	$(167,973)	$ (83,376)

Net income (loss) allocated to general partner	$ (1,697)	$ (842)

Net income (loss) per BAC	$ (0.05)	$ (0.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44*

2003

Income
Interest income	$ 27,209
Other income	-
27,209

Share of loss from Operating Partnerships(Note D)	(64,651)

Expenses
Professional fees	4,247
Fund management fee (Note C)	69,660
Organization costs	-
Amortization	-
General and administrative expenses	33,385
107,292

NET INCOME (LOSS)	$(144,734)

Net income (loss) allocated to limited partners	$(143,287)

Net income (loss) allocated to general partner	$ (1,447)

Net income (loss) per BAC	$ (0.05)

*Series 44 did not commence operations until after December 31, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45*

2003

Income
Interest income	$ 49,802
Other income	-
49,802

Share of loss from Operating Partnerships(Note D)	(3,484)

Expenses
Professional fees	10,399
Fund management fee (Note C)	59,127
Organization costs	-
Amortization	-
General and administrative expenses	54,482
124,008

NET INCOME (LOSS)	$(77,690)

Net income (loss) allocated to limited partners	$(76,913)

Net income (loss) allocated to general partner	$ (777)

Net income (loss) per BAC	$ (0.02)

*Series 45 did not commence operations until after December 31, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46*

2003

Income
Interest income	$ 18,210
Other income	-
18,210

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	4,674
Fund management fee (Note C)	12,932
Organization costs	81,813
Amortization	-
General and administrative expenses	10,122
109,541

NET INCOME (LOSS)	$(91,331)

Net income (loss) allocated to limited partners	$(90,418)

Net income (loss) allocated to general partner	$ (913)

Net income (loss) per BAC	$ (0.03)

*Series 46 did not commence operations until after December 31, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2003	2002

Income
Interest income	$ 698,110	$ 645,591
Other income	48,836	50,800
	746,946	696,391

Share of loss from Operating Partnerships (Note D)	(16,927,614)	(18,406,385)

Expenses
Professional fees	705,555	517,585
Fund management fee (Note C)	4,376,681	3,971,497
Organization costs	160,044	77,364
Amortization	920,250	537,145
General and administrative expenses	704,066	677,540
	6,866,596	5,781,131

NET INCOME (LOSS)	$(23,047,264)	$(23,491,125)

Net income (loss) allocated to limited partners	$(22,816,791)	$(23,256,213)

Net income (loss) allocated to general partner	$ (230,473)	$ (234,912)

Net income (loss) per BAC	$ (7.41)	$ (7.52)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2003	2002

Income
Interest income	$ 880	$ 1,171
Other income	3,236	4,436
	4,116	5,607

Share of loss from Operating Partnerships(Note D)	(497,054)	(1,540,746)

Expenses
Professional fees	39,684	26,918
Fund management fee (Note C)	246,534	269,067
Organization costs	-	-
Amortization	2,679	2,679
General and administrative expenses	21,570	32,456
	310,467	331,120

NET INCOME (LOSS)	$ (803,405)	$ (1,866,259)

Net income (loss) allocated to limited partners	$ (795,371)	$ (1,847,596)

Net income (loss) allocated to general partner	$ (8,034)	$ (18,663)

Net income (loss) per BAC	$ (.21)	$ (.48)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2003	2002

Income
Interest income	$ 698	$ 32,979
Other income	450	1,200
	1,148	34,179

Share of loss from Operating Partnerships(Note D)	(400,186)	(457,362)

Expenses
Professional fees	34,837	30,758
Fund management fee (Note C)	168,380	134,050
Organization costs	-	-
Amortization	1,465	1,465
General and administrative expenses	13,322	18,501
	218,004	184,774

NET INCOME (LOSS)	$ (617,042)	$ (607,957)

Net income (loss) allocated to limited partners	$ (610,872)	$ (601,877)

Net income (loss) allocated to general partner	$ (6,170)	$ (6,080)

Net income (loss) per BAC	$ (.32)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2003	2002

Income
Interest income	$ 1,265	$ 13,790
Other income	2,400	750
	3,665	14,540

Share of loss from Operating Partnerships(Note D)	(660,231)	(935,320)

Expenses
Professional fees	24,772	25,647
Fund management fee (Note C)	182,704	178,570
Organization costs	-	-
Amortization	4,605	4,605
General and administrative expenses	16,583	29,039
	228,664	237,861

NET INCOME (LOSS)	$ (885,230)	$(1,158,641)

Net income (loss) allocated to limited partners	$ (876,378)	$(1,147,055)

Net income (loss) allocated to general partner	$ (8,852)	$ (11,586)

Net income (loss) per BAC	$ (.34)	$ (.45)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2003	2002

Income
Interest income	$ 561	$ 761
Other income	2,400	1,500
	2,961	2,261

Share of loss from Operating Partnerships(Note D)	(706,677)	(881,603)

Expenses
Professional fees	30,358	24,817
Fund management fee (Note C)	171,961	171,634
Organization costs	-	-
Amortization	6,848	6,848
General and administrative expenses	19,880	29,997
	229,047	233,296

NET INCOME (LOSS)	$ (932,763)	$(1,112,638)

Net income (loss) allocated to limited partners	$ (923,435)	$(1,101,512)

Net income (loss) allocated to general partner	$ (9,328)	$ (11,126)

Net income (loss) per BAC	$ (.28)	$ (.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2003	2002

Income
Interest income	$ 834	$ 16,860
Other income	1,500	2,947
	2,334	19,807

Share of loss from Operating Partnerships(Note D)	(285,976)	(821,100)

Expenses
Professional fees	28,771	7,307
Fund management fee (Note C)	128,817	143,008
Organization costs	-	-
Amortization	7,653	7,653
General and administrative expenses	15,086	24,403
	180,327	182,371

NET INCOME (LOSS)	$ (463,969)	$ (983,664)

Net income (loss) allocated to limited partners	$ (459,329)	$ (973,827)

Net income (loss) allocated to general partner	$ (4,640)	$ (9,837)

Net income (loss) per BAC	$ (.21)	$ (.45)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2003	2002

Income
Interest income	$ 1,635	$ 31,831
Other income	3,900	6,150
	5,535	37,981

Share of loss from Operating Partnerships(Note D)	(744,804)	(866,237)

Expenses
Professional fees	30,081	27,616
Fund management fee (Note C)	179,957	169,799
Organization costs	-	-
Amortization	11,414	11,414
General and administrative expenses	19,255	29,940
	240,707	238,769

NET INCOME (LOSS)	$ (979,976)	$(1,067,025)

Net income (loss) allocated to limited partners	$ (970,176)	$(1,056,355)

Net income (loss) allocated to general partner	$ (9,800)	$ (10,670)

Net income (loss) per BAC	$ (.32)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2003	2002

Income
Interest income	$ 1,453	$ 1,694
Other income	2,400	4,650
	3,853	6,344

Share of loss from Operating Partnerships(Note D)	(1,274,899)	(1,098,789)

Expenses
Professional fees	52,918	49,049
Fund management fee (Note C)	279,480	286,173
Organization costs	-	-
Amortization	12,678	12,678
General and administrative expenses	26,162	44,834
	371,238	392,734

NET INCOME (LOSS)	$ (1,642,284)	$ (1,485,179)

Net income (loss) allocated to limited partners	$ (1,625,861)	$ (1,470,327)

Net income (loss) allocated to general partner	$ (16,423)	$ (14,852)

Net income (loss) per BAC	$ (.41)	$ (.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2003	2002

Income
Interest income	$ 1,098	$ 19,099
Other income	3,900	20,992
	4,998	40,091

Share of loss from Operating Partnerships(Note D)	(578,006)	(567,834)

Expenses
Professional fees	21,628	21,920
Fund management fee (Note C)	220,873	202,674
Organization costs	-	-
Amortization	11,741	11,741
General and administrative expenses	14,809	23,426
	269,051	259,761

NET INCOME (LOSS)	$ (842,059)	$ (787,504)

Net income (loss) allocated to limited partners	$ (833,638)	$ (779,629)

Net income (loss) allocated to general partner	$ (8,421)	$ (7,875)

Net income (loss) per BAC	$ (.34)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2003	2002

Income
Interest income	$ 6,821	$ 55,391
Other income	4,050	7,500
	10,871	62,891

Share of loss from Operating Partnerships(Note D)	(885,612)	(1,067,379)

Expenses
Professional fees	41,942	30,969
Fund management fee (Note C)	223,380	223,874
Organization costs	-	-
Amortization	2,475	2,475
General and administrative expenses	23,981	35,472
	291,778	292,790

NET INCOME (LOSS)	$(1,166,519)	$(1,297,278)

Net income (loss) allocated to limited partners	$(1,154,854)	$(1,284,305)

Net income (loss) allocated to general partner	$ (11,665)	$ (12,973)

Net income (loss) per BAC	$ (.29)	$ (.32)

The accompanying notes are an integral part of this statement oston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2003	2002

Income
Interest income	$ 5,248	$ 23,997
Other income	12,150	-
	17,398	23,997

Share of loss from Operating Partnerships(Note D)	(1,008,776)	(1,350,492)

Expenses
Professional fees	31,539	31,115
Fund management fee (Note C)	230,986	251,985
Organization costs	-	-
Amortization	2,483	2,483
General and administrative expenses	25,043	34,000
	290,051	319,583

NET INCOME (LOSS)	$(1,281,429)	$(1,646,078)

Net income (loss) allocated to limited partners	$(1,268,615)	$(1,629,617)

Net income (loss) allocated to general partner	$ (12,814)	$ (16,461)

Net income (loss) per BAC	$ (.32)	$ (.41)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2003	2002

Income
Interest income	$ 363	$ 12,369
Other income	7,950	-
	8,313	12,369

Share of loss from Operating Partnerships(Note D)	(853,235)	(790,595)

Expenses
Professional fees	23,479	21,563
Fund management fee (Note C)	140,855	148,723
Organization costs	-	-
Amortization	15,929	15,930
General and administrative expenses	15,159	23,499
	195,422	209,715

NET INCOME (LOSS)	$ (1,040,344)	$ (987,941)

Net income (loss) allocated to limited partners	$ (1,029,941)	$ (978,062)

Net income (loss) allocated to general partner	$ (10,403)	$ (9,879)

Net income (loss) per BAC	$ (.39)	$ (.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2003	2002

Income
Interest income	$ 907	$ 18,467
Other income	-	-
	907	18,467

Share of loss from Operating Partnerships(Note D)	(1,390,398)	(1,225,110)

Expenses
Professional fees	24,981	26,434
Fund management fee (Note C)	285,199	259,930
Organization costs	-	-
Amortization	-	-
General and administrative expenses	21,392	34,527
	331,572	320,891

NET INCOME (LOSS)	$(1,721,063)	$(1,527,534)

Net income (loss) allocated to limited partners	$(1,703,852)	$(1,512,259)

Net income (loss) allocated to general partner	$ (17,211)	$ (15,275)

Net income (loss) per BAC	$ (.39)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2003	2002

Income
Interest income	$ 920	$ 28,957
Other income	4,500	-
	5,420	28,957

Share of loss from Operating Partnerships(Note D)	(1,004,820)	(1,055,123)

Expenses
Professional fees	34,254	32,101
Fund management fee (Note C)	211,313	239,178
Organization costs	-	-
Amortization	27,542	27,443
General and administrative expenses	28,240	28,759
	301,349	327,481

NET INCOME (LOSS)	$(1,300,749)	$(1,353,647)

Net income (loss) allocated to limited partners	$(1,287,742)	$(1,340,111)

Net income (loss) allocated to general partner	$ (13,007)	$ (13,536)

Net income (loss) per BAC	$ (.27)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2003	2002

Income
Interest income	$ 705	$ 1,553
Other income	-	-
	705	1,553

Share of loss from Operating Partnerships(Note D)	(460,852)	(637,002)

Expenses
Professional fees	17,246	15,611
Fund management fee (Note C)	130,473	119,533
Organization costs	-	-
Amortization	20,459	20,459
General and administrative expenses	16,565	18,704
	184,743	174,327

NET INCOME (LOSS)	$ (644,890)	$ (809,776)

Net income (loss) allocated to limited partners	$ (638,441)	$ (801,678)

Net income (loss) allocated to general Partner	$ (6,449)	$ (8,098)

Net income (loss) per BAC	$ (.24)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2003	2002

Income
Interest income	$ 943	$ 1,971
Other income	-	-
	943	1,971

Share of loss from Operating Partnerships(Note D)	(1,251,607)	(1,116,546)

Expenses
Professional fees	18,354	18,971
Fund management fee (Note C)	212,113	218,696
Organization costs	-	-
Amortization	32,953	32,953
General and administrative expenses	20,472	22,784
	283,892	293,404

NET INCOME (LOSS)	$(1,534,556)	$(1,407,979)

Net income (loss) allocated to limited partners	$(1,519,210)	$(1,393,899)

Net income (loss) allocated to general partner	$ (15,346)	$ (14,080)

Net income (loss) per BAC	$ (.43)	$ (.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2003	2002

Income
Interest income	$ 2,612	$ 55,546
Other income	-	-
	2,612	55,546

Share of loss from Operating Partnerships(Note D)	(543,990)	(941,747)

Expenses
Professional fees	9,859	11,130
Fund management fee (Note C)	166,270	158,554
Organization costs	-	-
Amortization	96,928	96,928
General and administrative expenses	19,720	22,133
	292,777	288,745

NET INCOME (LOSS)	$ (834,155)	$(1,174,946)

Net income (loss) allocated to limited partners	$ (825,813)	$(1,163,197)

Net income (loss) allocated to general partner	$ (8,342)	$ (11,749)

Net income (loss) per BAC	$ (.25)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2003	2002

Income
Interest income	$ 260	$ 206
Other income	-	675
	260	881

Share of loss from Operating Partnerships(Note D)	(421,607)	(541,522)

Expenses
Professional fees	17,567	14,490
Fund management fee (Note C)	103,146	116,206
Organization costs	-	-
Amortization	66,347	66,347
General and administrative expenses	14,465	20,581
	201,525	217,624

NET INCOME (LOSS)	$ (622,872)	$ (758,265)

Net income (loss) allocated to limited partners	$ (616,643)	$ (750,682)

Net income (loss) allocated to general partner	$ (6,229)	$ (7,583)

Net income (loss) per BAC	$ (.30)	$ (.36)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2003	2002

Income
Interest income	$ 523	$ 3,272
Other income	-	-
	523	3,272

Share of loss from Operating Partnerships(Note D)	(461,540)	(358,513)

Expenses
Professional fees	30,157	15,798
Fund management fee (Note C)	98,198	129,368
Organization costs	-	-
Amortization	74,184	71,116
General and administrative expenses	15,515	18,704
	218,054	234,986

NET INCOME (LOSS)	$ (679,071)	$ (590,227)

Net income (loss) allocated to limited partners	$ (672,280)	$ (584,325)

Net income (loss) allocated to general partner	$ (6,791)	$ (5,902)

Net income (loss) per BAC	$ (.26)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2003	2002

Income
Interest income	$ 379	$ 14,712
Other income	-	-
	379	14,712

Share of loss from Operating Partnerships(Note D)	(238,659)	(469,049)

Expenses
Professional fees	26,901	16,451
Fund management fee (Note C)	57,098	103,493
Organization costs	-	-
Amortization	49,456	74,185
General and administrative expenses	7,145	22,396
	140,600	216,525

NET INCOME (LOSS)	$ (378,880)	$ (670,862)

Net income (loss) allocated to limited partners	$ (375,091)	$ (664,153)

Net income (loss) allocated to general partner	$ (3,789)	$ (6,709)

Net income (loss) per BAC	$ (.15)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2003	2002

Income
Interest income	$ 256	$ 2,313
Other income	-	-
	256	2,313

Share of loss from Operating Partnerships(Note D)	(641,640)	(536,503)

Expenses
Professional fees	22,583	17,864
Fund management fee (Note C)	85,896	91,514
Organization costs	-	-
Amortization	67,743	67,743
General and administrative expenses	14,791	18,456
	191,013	195,577

NET INCOME (LOSS)	$ (832,397)	$ (729,767)

Net income (loss) allocated to limited partners	$ (824,073)	$ (722,469)

Net income (loss) allocated to general partner	$ (8,324)	$ (7,298)

Net income (loss) per BAC	$ (.36)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2003	2002

Income
Interest income	$ 265	$ 87,094
Other income	-	31,914
	265	119,008

Share of loss from Operating Partnerships(Note D)	(607,712)	(510,446)

Expenses
Professional fees	27,287	24,908
Fund management fee (Note C)	131,810	116,051
Organization costs	-	-
Amortization	85,287	-
General and administrative expenses	16,001	37,375
	260,385	178,334

NET INCOME (LOSS)	$ (867,832)	$ (569,772)

Net income (loss) allocated to limited partners	$ (859,154)	$ (564,074)

Net income (loss) allocated to general partner	$ (8,678)	$ (5,698)

Net income (loss) per BAC	$ (.33)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2003	2002

Income
Interest income	$ 33,324	$ 73,470
Other income	-	-
	33,324	73,470

Share of loss from Operating Partnerships(Note D)	(954,179)	(610,690)

Expenses
Professional fees	29,378	15,485
Fund management fee (Note C)	196,317	136,235
Organization costs	-	-
Amortization	100,033	-
General and administrative expenses	21,639	53,401
	347,367	205,121

NET INCOME (LOSS)	$ (1,268,222)	$ (742,341)

Net income (loss) allocated to limited partners	$ (1,255,540)	$ (734,918)

Net income (loss) allocated to general partner	$ (12,682)	$ (7,423)

Net income (loss) per BAC	$ (.43)	$ (.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2003	2002

Income
Interest income	$ 174,543	$ 113,206
Other income	-	-
	174,543	113,206

Share of loss from Operating Partnerships(Note D)	(521,037)	(26,677)

Expenses
Professional fees	27,095	8,758
Fund management fee (Note C)	106,511	87,491
Organization costs	-	20,000
Amortization	89,960	-
General and administrative expenses	45,085	38,769
	268,651	155,018

NET INCOME (LOSS)	$ 615,145	$ (68,489)

Net income (loss) allocated to limited partners	$(608,994)	$ (67,804)

Net income (loss) allocated to general partner	$ (6,151)	$ (685)

Net income (loss) per BAC	$ (.22)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2003	2002

Income
Interest income	$ 277,640	$ 2,968
Other income	-	-
	277,640	2,968

Share of loss from Operating Partnerships(Note D)	(234,279)	-

Expenses
Professional fees	36,651	1,905
Fund management fee (Note C)	138,760	15,671
Organization costs	-	57,364
Amortization	107,728	-
General and administrative expenses	85,500	15,384
	368,639	90,324

NET INCOME (LOSS)	$(325,278)	$ (87,356)

Net income (loss) allocated to limited partners	$(322,025)	$ (86,482)

Net income (loss) allocated to general partner	$ (3,253)	$ (874)

Net income (loss) per BAC	$ (.09)	$ (0.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44*

2003

Income
Interest income	$ 104,444
Other income	-
104,444

Share of loss from Operating Partnerships(Note D)	(64,651)

Expenses
Professional fees	19,075
Fund management fee (Note C)	114,971
Organization costs	-
Amortization	-
General and administrative expenses	78,328
212,374

NET INCOME (LOSS)	$ (172,581)

Net income (loss) allocated to limited partners	$ (170,855)

Net income (loss) allocated to general partner	$ (1,726)

Net income (loss) per BAC	$ (.06)

*Series 44 did not commence operations until after December 31, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45*

2003

Income
Interest income	$ 60,872
Other income	-
60,872

Share of loss from Operating Partnerships(Note D)	(3,484)

Expenses
Professional fees	12,163
Fund management fee (Note C)	92,149
Organization costs	78,231
Amortization	-
General and administrative expenses	70,087
252,630

NET INCOME (LOSS)	$(195,242)

Net income (loss) allocated to limited partners	$(193,290)

Net income (loss) allocated to general partner	$ (1,952)

Net income (loss) per BAC	$ (.05)

*Series 45 did not commence operations until after December 31, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46*

2003

Income
Interest income	$ 18,211
Other income	-
18,211

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	5,241
Fund management fee (Note C)	12,932
Organization costs	81,813
Amortization	-
General and administrative expenses	10,123
110,109

NET INCOME (LOSS)	$ (91,898)

Net income (loss) allocated to limited partners	$ (90,979)

Net income (loss) allocated to general partner	$ (919)

Net income (loss) per BAC	$ (.03)

*Series 46 did not commence operations until after December 31, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2003	$ 465,720,104	$ (1,790,531)	$ 46,606	$ 463,976,179

Capital contributions	84,182,410	-	-	84,182,410

Selling commissions and registration costs	(10,222,820)	-	-	(10,222,820)

Net income (loss)	(22,816,791)	(230,473)	-	(23,047,264)

Partners' capital (deficit), December 31, 2003	$ 516,862,903	$ (2,021,004)	$ 46,606	$ 514,888,505

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2003	$ 10,839,982	$ (224,409)	$ -	$ 10,615,573

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(795,371)	(8,034)	-	(803,405)

Partners' capital (deficit), December 31, 2003	$ 10,044,611	$ (232,443)	$ -	$ 9,812,168

Series 21
Partners' capital (deficit) April 1, 2003	$ 2,612,851	$ (137,196)	$	$ 2,475,655

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(610,872)	(6,170)	-	(617,042)

Partners' capital (deficit), December 31, 2003	$ 2,001,979	$ (143,366)	$ -	$ 1,858,613

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2003	$ 8,650,776	$ (133,913)	$ -	$ 8,516,863

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(876,378)	(8,852)	-	(885,230)

Partners' capital (deficit), December 31, 2003	$ 7,774,398	$ (142,765)	$ -	$ 7,631,633

Series 23
Partners' capital (deficit) April 1, 2003	$ 15,959,640	$ (126,515)	$ -	$ 15,833,125

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(923,435)	(9,328)	-	(932,763)

Partners' capital (deficit), December 31, 2003	$ 15,036,205	$ (135,843)	$ -	$ 14,900,362

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2003	$ 8,652,140	$ (99,775)	$ -	$ 8,552,365

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(459,329)	(4,640)	-	(463,969)

Partners' capital (deficit), December 31, 2003	$ 8,192,811	$ (104,415)	$ -	$ 8,088,396

Series 25
Partners' capital (deficit) April 1, 2003	$ 15,063,824	$ (107,885)	$ -	$ 14,955,939

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(970,176)	(9,800)	-	(979,976)

Partners' capital (deficit), December 31, 2003	$ 14,093,648	$ (117,685)	$ -	$ 13,975,963

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2003	$ 23,263,704	$ (108,703)	$ -	$ 23,155,001

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,625,861)	(16,423)	-	(1,642,284)

Partners' capital (deficit), December 31, 2003	$ 21,637,843	$ (125,126)	$ -	$ 21,512,717

Series 27
Partners' capital (deficit) April 1, 2003	$ 14,293,274	$ (64,156)	$ -	$ 14,229,118

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(833,638)	(8,421)	-	(842,059)

Partners' capital (deficit), December 31, 2003	$ 13,459,636	$ (72,577)	$ -	$ 13,387,059

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2003	$ 26,637,876	$ (78,151)	$ 271	$ 26,559,996

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,154,854)	(11,665)	-	(1,166,519)

Partners' capital (deficit), December 31, 2003	$ 25,483,022	$ (89,816)	$ 271	$ 25,393,477

Series 29
Partners' capital (deficit) April 1, 2003	$ 22,605,257	$ (113,731)	$ (97)	$ 22,491,429

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,268,615)	(12,814)	-	(1,281,429)

Partners' capital (deficit), December 31, 2003	$ 21,336,642	$ (126,545)	$ (97)	$ 21,210,000

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2003	$ 17,503,999	$ (52,542)	$ -	$ 17,451,457

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,029,941)	(10,403)	-	(1,040,344)

Partners' capital (deficit), December 31, 2003	$ 16,474,058	$ (62,945)	$ -	$ 16,411,113

Series 31
Partners' capital (deficit) April 1, 2003	$ 26,499,059	$ (115,423)	$ -	$ 26,383,636

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,703,852)	(17,211)	-	(1,721,063)

Partners' capital (deficit), December 31, 2003	$ 24,795,207	$ (132,634)	$ -	$ 24,662,573

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2003	$ 31,940,828	$ (87,831)	$ -	$ 31,852,997

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,287,742)	(13,007)	-	(1,300,749)

Partners' capital (deficit), December 31, 2003	$ 30,653,086	$ (100,838)	$ -	$ 30,552,248

Series 33
Partners' capital (deficit) April 1, 2003	$ 18,347,148	$ (42,736)	$ -	$ 18,304,412

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(638,441)	(6,449)	-	(644,890)

Partners' capital (deficit), December 31, 2003	$ 17,708,707	$ (49,185)	$ -	$ 17,659,522

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2003	$ 22,927,581	$ (71,833)	$ -	$ 22,855,748

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,519,210)	(15,346)	-	(1,534,556)

Partners' capital (deficit), December 31, 2003	$ 21,408,371	$ (87,179)	$ -	$ 21,321,192

Series 35
Partners' capital (deficit) April 1, 2003	$ 23,137,225	$ (51,164)	$ -	$ 23,086,061

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(825,813)	(8,342)	-	(834,155)

Partners' capital (deficit), December 31, 2003	$ 22,311,412	$ (59,506)	$ -	$ 22,251,906

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2003	$ 14,125,942	$ (37,782)	$ -	$ 14,088,160

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(616,643)	(6,229)	-	(622,872)

Partners' capital (deficit), December 31, 2003	$ 13,509,299	$ (44,011)	$ -	$ 13,465,288

Series 37
Partners' capital (deficit) April 1, 2003	$ 18,522,272	$ (30,647)	$ -	$ 18,491,625

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(679,430)	(6,863)	-	(686,293)

Partners' capital (deficit), December 31, 2003	$ 17,842,842	$ (37,510)	$ -	$ 17,805,332

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2003	$ 19,052,308	$ (28,042)	$ -	$ 19,024,266

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(672,280)	(6,791)	-	(679,071)

Partners' capital (deficit), December 31, 2003	$ 18,380,028	$ (34,833)	$ -	$ 18,345,195

Series 39
Partners' capital (deficit) April 1, 2003	$ 17,059,889	$ (26,104)	$ -	$ 17,033,785

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(824,073)	(8,324)	-	(832,397)

Partners' capital (deficit), December 31, 2003	$ 16,235,816	$ (34,428)	$ -	$ 16,201,388

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2003	$ 20,682,658	$ (18,299)	$ -	$ 20,664,359

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(859,154)	(8,678)	-	(867,832)

Partners' capital (deficit), December 31, 2003	$ 19,823,504	$ (26,977)	$ -	$ 19,796,527

Series 41
Partners' capital (deficit) April 1, 2003	$ 22,944,988	$ (21,323)	$ (33)	$ 22,923,632

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,255,540)	(12,682)	-	(1,268,222)

Partners' capital (deficit), December 31, 2003	$ 21,689,448	(34,005)	$ (33)	$ 21,655,410

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2003	$ 22,997,666	$ (6,317)	$ 44,599	$ 23,035,948

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(608,994)	(6,151)	-	(615,145)

Partners' capital (deficit), December 31, 2003	$ 22,388,672	$ (12,468)	$ 44,599	$ 22,420,803

Series 43
Partners' capital (deficit) April 1, 2003	$ 31,123,737	$ (4,904)	$ 1,866	$ 31,120,699

Capital contributions	-	-	-	-

Selling commissions and registration costs	111,260	-	-	111,260

Net income (loss)	(322,025)	(3,253)	-	(325,278)

Partners' capital (deficit), December 31, 2003	$ 30,912,972	$ (8,157)	$ 1,866	$ 30,906,681

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2003	$ 10,275,480	$ (1,150)	$ -	$ 10,274,330

Capital contributions	14,228,760	-	-	14,228,760

Selling commissions and registration costs	(1,328,144)	-	-	(1,328,144)

Net income (loss)	(170,855)	(1,726)	-	(172,581)

Partners' capital (deficit), December 31, 2003	$ 23,005,241	$ (2,876)	$ -	$ 23,002.365

Series 45
Partners' capital (deficit) April 1, 2003	$ -	$ -	$ -	$ -

Capital contributions	40,143,670	-	-	40,143,670

Selling commissions and registration costs	(5,137,963)	-	-	(5,137,963)

Net income (loss)	(193,290)	(1,952)	-	(195,242)

Partners' capital (deficit), December 31, 2003	$ 34,812,417	$ (1,952)	$ -	$ 34,810,465

,

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

Series 46
Partners' capital (deficit) April 1, 2003	$ -	$ -	$ -	$ -

Capital contributions	29,809,980	-	-	29,809,980

Selling commissions and registration costs	(3,867,973)	-	-	(3,867,973)

Net income (loss)	(90,979)	(919)	-	(91,898)

Partners' capital (deficit), December 31, 2003	$ 25,851,028	$ (919)	$ -	$25,850,109

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net income (loss)	$(23,047,264)	$(23,491,125)
Adjustments
Amortization	920,250	537,145
Distributions from Operating Partnerships	79,977	111,942
Share of Loss from Operating Partnerships	16,927,614	18,406,385
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(837,407)	2,778,407
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	2,362,938	(18,742,636)
(Decrease) Increase in accounts payable affiliates	4,512,456	3,252,847
Line of credit	-	(5,708,074)

Net cash (used in) provided by operating activities	918,564	(22,855,109)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(6,184,308)	(6,666,902)
Capital contributions paid to Operating Partnerships	(46,287,987)	(33,046,482)
Advances to Operating Partnerships	5,174,851	(2,042,894)
Investments	(15,532,519)	3,948,391

Net cash (used in) provided by investing activities	(62,829,963)	(37,807,887)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(10,222,820)	(7,497,923)
Capital contributions received	84,182,410	59,244,730

Net cash (used in) provided by financing activities	73,959,590	51,746,807

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,048,191	(8,916,189)

Cash and cash equivalents, beginning	26,358,111	18,950,441

Cash and cash equivalents, ending	$ 38,406,302	$ 10,034,252

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 22,950,039	$ 17,146,781

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (803,405)	$ (1,866,259)
Adjustments
Amortization	2,679	2,679
Distributions from Operating Partnerships	9,697	13,361
Share of Loss from Operating Partnerships	497,054	1,540,746
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(9,900)	-
Decrease (Increase) in accounts receivable	-	(111,637)
(Decrease) Increase in accounts payable affiliates	280,980	396,070
Line of credit	-	-

Net cash (used in) provided by operating activities	(22,895)	(25,040)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,895)	(25,040)

Cash and cash equivalents, beginning	244,384	217,550

Cash and cash equivalents, ending	$ 221,489	$ 192,510

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (617,042)	$ (607,957)
Adjustments
Amortization	1,465	1,465
Distributions from Operating Partnerships	436	436
Share of Loss from Operating Partnerships	400,186	457,362
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable		50,000
(Decrease) Increase in accounts payable affiliates	169,379	169,380
Line of credit	-	-
Net cash (used in) provided by operating activities	(45,576)	70,686

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(215,077)
Advances to Operating Partnerships	-	183,904
Investments	-	9,166

Net cash (used in) provided by investing activities	-	(22,007)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,576)	48,679

Cash and cash equivalents, beginning	211,070	237,787

Cash and cash equivalents, ending	165,494	286,466

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (885,230)	$ (1,158,641)
Adjustments
Amortization	4,605	4,605
Distributions from Operating Partnerships	1,731	7,976
Share of Loss from Operating Partnerships	660,231	935,320
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	140,944
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	575	17
(Decrease) Increase in accounts payable affiliates	190,943	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(27,145)	(69,779)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,500)
Advances to Operating Partnerships	-	-
Investments	-	173,915

Net cash (used in) provided by investing activities	(1,500)	172,415

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,645)	102,636

Cash and cash equivalents, beginning	354,902	254,977

Cash and cash equivalents, ending	$ 326,257	$ 357,613

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (932,763)	$ (1,112,638)
Adjustments
Amortization	6,848	6,848
Distributions from Operating Partnerships	5,188	801
Share of Loss from Operating Partnerships	706,677	881,603
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	180,199	130,197
Line of credit	-	-

Net cash (used in) provided by operating activities	(33,851)	(93,189)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,851)	(93,189)

Cash and cash equivalents, beginning	167,196	176,646

Cash and cash equivalents, ending	$ 133,345	$ 83,457

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (463,969)	$ (983,664)
Adjustments
Amortization	7,653	7,653
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	285,976	821,100
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(21,650)	-
Decrease (Increase) in accounts receivable	(4,398)	17,967
(Decrease) Increase in accounts payable affiliates	166,293	10,947
Line of credit	-	175,014
Net cash (used in) provided by operating activities	(30,095)	49,017

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,636)	(128,267)
Advances to Operating Partnerships	-	-
Investments	-	212,622

Net cash (used in) provided by investing activities	(1,636)	84,355

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,731)	133,372

Cash and cash equivalents, beginning	233,010	264,742

Cash and cash equivalents, ending	$ 201,279	$ 398,114

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (979,976)	$ (1,067,025)
Adjustments
Amortization	11,414	11,414
Distributions from Operating Partnerships	7,272	10,164
Share of Loss from Operating Partnerships	744,804	866,237
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(29,899)	-
Decrease (Increase) in accounts receivable	829	20,022
(Decrease) Increase in accounts payable affiliates	204,508	204,507
Line of credit	-	-

Net cash (used in) provided by operating activities	(41,048)	45,319

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(134,613)
Advances to Operating Partnerships	-	-
Investments	-	(118,724)

Net cash (used in) provided by investing activities	-	(253,337)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,048)	(208,018)

Cash and cash equivalents, beginning	489,697	463,598

Cash and cash equivalents, ending	$ 448,649	$ 255,580

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2003	2002
Cash flows from operating activities:

Net income (loss)	$(1,642,284)	$(1,485,179)
Adjustments
Amortization	12,678	12,678
Distributions from Operating Partnerships	8,917	10,333
Share of Loss from Operating Partnerships	1,274,899	1,098,789
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(100,595)	2,100
Decrease (Increase) in accounts receivable	-	17,717
(Decrease) Increase in accounts payable affiliates	328,186	328,185
Line of credit	-	-

Net cash (used in) provided by operating activities	(118,199)	(15,377)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(41,895)	(67,590)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(41,895)	(67,590)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 26

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(160,094)	(82,967)

Cash and cash equivalents, beginning	516,145	324,565

Cash and cash equivalents, ending	$ 356,051	$ 241,598

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (842,059)	$ (787,504)
Adjustments
Amortization	11,741	11,741
Distributions from Operating Partnerships	969	101
Share of Loss from Operating Partnerships	578,006	567,834
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(2,080)
(Decrease) Increase in accounts payable affiliates	236,405	236,404
Line of credit	-	-

Net cash (used in) provided by Operating activities	(14,938)	26,496

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(107,464)
Advances to Operating Partnerships	-	-
Investments	-	(457)

Net cash (used in) provided by investing activities	-	(107,921)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,938)	(81,425)

Cash and cash equivalents, beginning	339,714	430,440

Cash and cash equivalents, ending	$ 324,776	$ 349,015

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (1,166,519)	$ (1,297,278)
Adjustments
Amortization	2,475	2,475
Distributions from Operating Partnerships	24,454	37,170
Share of Loss from Operating Partnerships	885,612	1,067,379
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	350,506	38
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	96,528	(190,216)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(79,812)	-
Advances to Operating Partnerships	-	500,000
Investments	150,337	52,843

Net cash (used in) provided by investing activities	70,525	552,843

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,053	362,627

Cash and cash equivalents, beginning	304,688	510,061

Cash and cash equivalents, ending	$ 471,741	$ 872,688

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (1,281,429)	$ (1,646,078)
Adjustments
Amortization	2,483	2,483
Distributions from Operating Partnerships	4,411	-
Share of Loss from Operating Partnerships	1,008,776	1,350,492
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses		253,485
Decrease (Increase) in accounts receivable	149,755	4,048
(Decrease) Increase in accounts payable affiliates	253,519	-
Line of credit	-	-

Net cash (used in) provided by operating activities	137,515	(35,570)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(218,187)	-
Advances to Operating Partnerships	-	(363,346)
Investments	(146,722)	75,773

Net cash (used in) provided by investing activities	(364,909)	(287,573)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(227,394)	(323,143)

Cash and cash equivalents, beginning	468,844	577,830

Cash and cash equivalents, ending	$ 241,450	$ 254,687

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (1,040,344)	$ (987,941)
Adjustments
Amortization	15,929	15,930
Distributions from Operating Partnerships	3,356	6,549
Share of Loss from Operating Partnerships	853,235	790,595
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	14
(Decrease) Increase in accounts payable affiliates	128,868	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(38,956)	(174,853)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	(54,233)
Investments	-	158,269

Net cash (used in) provided by investing activities	-	104,036

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,956)	(70,817)

Cash and cash equivalents, beginning	121,470	256,324

Cash and cash equivalents, ending	$ 82,514	$ 185,507

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2003	2002
Cash flows from operating activities:

Net income (loss)	$(1,721,063)	$(1,527,534)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	477	6,537
Share of Loss from Operating Partnerships	1,390,398	1,225,110
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	269,434	(325,969)
(Decrease) Increase in accounts payable affiliates	198,720	-
Line of credit	-	-

Net cash (used in) provided by operating activities	137,966	(621,856)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(10,000)	(34,142)
Advances to Operating Partnerships	-	-
Investments	-	301,466

Net cash (used in) provided by investing activities	(10,000)	267,324

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,966	(354,532)

Cash and cash equivalents, beginning	294,050	680,648

Cash and cash equivalents, ending	$ 422,016	$ 326,116

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (1,300,749)	$ (1,353,647)
Adjustments
Amortization	27,542	27,443
Distributions from Operating Partnerships	-	8,500
Share of Loss from Operating Partnerships	1,004,820	1,055,123
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable		90,775
(Decrease) Increase in accounts payable affiliates	249,678	49,678
Line of credit	-	-

Net cash (used in) provided by operating activities	(18,709)	(122,128)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(42,166)	(156,195)
Advances to Operating Partnerships	-	57,092
Investments	-	-

Net cash (used in) provided by investing activities	(42,166)	(99,103)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,875)	(221,231)

Cash and cash equivalents, beginning	303,823	491,354

Cash and cash equivalents, ending	$ 242,948	$ 270,123

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (644,890)	$ (809,776)
Adjustments
Amortization	20,459	20,459
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	460,852	637,002
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	33,002	70,000
(Decrease) Increase in accounts payable affiliates	130,472	80,473
Line of credit	-	-

Net cash (used in) provided by operating activities	(105)	(1,842)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(549,081)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(549,081)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(105)	(550,923)

Cash and cash equivalents, beginning	179,335	724,344

Cash and cash equivalents, ending	$ 179,230	$ 173,421

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (1,534,556)	$ (1,407,979)
Adjustments
Amortization	32,953	32,953
Distributions from Operating Partnerships	1,540	34
Share of Loss from Operating Partnerships	1,251,607	1,116,546
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	219,896	219,896
Line of credit	-	-

Net cash (used in) provided by operating activities	(28,560)	(38,550)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(10,000)	(56,334)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	(56,334)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,560)	(94,884)

Cash and cash equivalents, beginning	286,227	382,970

Cash and cash equivalents, ending	$ 247,667	$ 288,086

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (834,155)	$ (1,174,946)
Adjustments
Amortization	96,928	96,928
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	543,990	941,747
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(112,956)
(Decrease) Increase in accounts payable affiliates	171,269	47,387
Line of credit	-	-

Net cash (used in) provided by operating activities	(21,968)	(201,840)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(1,142,456)
Advances to Operating Partnerships	-	595,535
Investments	-	611,180

Net cash (used in) provided by investing activities	-	64,259

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,968)	(137,581)

Cash and cash equivalents, beginning	581,040	708,626

Cash and cash equivalents, ending	$ 559,072	$ 571,045

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (622,872)	$ (758,265)
Adjustments
Amortization	66,347	66,347
Distributions from Operating Partnerships	1,000	3,881
Share of Loss from Operating Partnerships	421,607	541,522
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(6,669)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	129,984	126,908
Line of credit	-	-

Net cash (used in) provided by operating activities	(3,934)	(26,276)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(22,431)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(22,431)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,365)	(26,276)

Cash and cash equivalents, beginning	96,390	45,839

Cash and cash equivalents, ending	$ 70,025	$ 19,563

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (686,293)	$ (590,227)
Adjustments
Amortization	71,116	71,116
Distributions from Operating Partnerships	-	3,881
Share of Loss from Operating Partnerships	470,362	358,513
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(100,000)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	132,715	131,868
Line of credit	-	-

Net cash (used in) provided by operating activities	(12,100)	(124,849)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,779,528)	(689)
Capital contributions paid to Operating Partnerships		(156,120)
Advances to Operating Partnerships	1,646,485	-
Investments	-	-

Net cash (used in) provided by investing activities	(133,043)	(156,809)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145,143)	(281,658)

Cash and cash equivalents, beginning	305,836	559,002

Cash and cash equivalents, ending	$ 160,693	$ 277,344

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (679,071)	$ (670,862)
Adjustments
Amortization	74,184	74,185
Distributions from Operating Partnerships	-	2,218
Share of Loss from Operating Partnerships	461,540	469,049
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	100,000
(Decrease) Increase in accounts payable affiliates	132,070	123,293
Line of credit	-	-

Net cash (used in) provided by operating activities	(11,277)	97,883

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(1,170)
Capital contributions paid to Operating Partnerships	(7,651)	(1,101,770)
Advances to Operating Partnerships	-	-
Investments	-	501,701

Net cash (used in) provided by investing activities	(7,651)	(601,239)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,928)	(503,356)

Cash and cash equivalents, beginning	155,345	644,013

Cash and cash equivalents, ending	$ 136,417	$ 140,657

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (832,397)	$ (729,767)
Adjustments
Amortization	67,743	67,743
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	641,640	536,503
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	5,346	902,108
(Decrease) Increase in accounts payable affiliates	265,365	102,600
Line of credit	-	-

Net cash (used in) provided by operating activities	147,697	879,187

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired		(1,440)
Capital contributions paid to Operating Partnerships	(105,120)	(1,935,689)
Advances to Operating Partnerships	-	543,567
Investments	-	26,858

Net cash (used in) provided by investing activities	(105,120)	(1,366,704)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,577	(487,517)

Cash and cash equivalents, beginning	49,200	532,334

Cash and cash equivalents, ending	$ 91,777	$ 44,817

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2003	2002
Cash flows from operating activities:

Net income (xloss)	$ (867,832)	$ (569,772)
Adjustments
Amortization	85,287	-
Distributions from Operating Partnerships	5,574	-
Share of Loss from Operating Partnerships	607,712	510,446
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	35,525
Decrease (Increase) in accounts receivable	312,318	(157,489)
(Decrease) Increase in accounts payable affiliates	273,260	133,001
Line of credit	-	-

Net cash (used in) provided by operating activities	416,319	(48,289)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(5,513)	(183,969)
Capital contributions paid to Operating Partnerships	(473,760)	(3,006,071)
Advances to Operating Partnerships	-	611,652
Investments	-	1,907,760

Net cash (used in) provided by investing activities	(479,273)	(670,628)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid		-
Capital contributions received	-	2,804

Net cash (used in) provided by financing activities	-	2,804

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,954)	(716,113)

Cash and cash equivalents, beginning	97,331	795,646

Cash and cash equivalents, ending	$ 34,377	$ 79,533

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 143,730

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2003	2002

Cash flows from operating activities:

Net income (loss)	$ (1,268,222)	$ (742,341)
Adjustments
Amortization	100,033	-
Distributions from Operating Partnerships	4,499	-
Share of Loss from Operating Partnerships	954,179	610,690
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(700)	(102,554)
Decrease (Increase) in accounts receivable	926,647	158,014
(Decrease) Increase in accounts payable affiliates	212,740	106,788
Line of credit	-	(3,010,000)

Net cash (used in) provided by operating activities	929,176	(2,979,403)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,745)	(422,419)
Capital contributions paid to Operating Partnerships	(2,126,936)	(9,706,408)
Advances to Operating Partnerships	310,383	3,087,475
Investments	-	2,409,803

Net cash (used in) provided by investing activities	(1,820,298)	(4,631,549)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	71,319
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	71,319

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(891,122)	(7,539,633)

Cash and cash equivalents, beginning	1,406,695	8,231,905

Cash and cash equivalents, ending	$ 515,573	$ 692,272

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ (949,516)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (615,145)	$ (68,489)
Adjustments
Amortization	89,960	-
Distributions from Operating Partnerships	521,037	-
Share of Loss from Operating Partnerships	-	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	26,677
(Decrease) Increase in accounts payable and accrued expenses	30	(525,617)
Decrease (Increase) in accounts receivable	780,507	1,535,503
(Decrease) Increase in accounts payable affiliates	114,972	82,957
Line of credit	-	(2,698,074)

Net cash (used in) provided by operating activities	891,361	(1,647,043)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(14,807)	(2,383,163)
Capital contributions paid to Operating Partnerships	(6,299,788)	(9,388,798)
Advances to Operating Partnerships	1,624,600	(3,512,201)
Investments	3,480,319	(1,867,792)

Net cash (used in) provided by investing activities	(1,209,676)	(17,151,954)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(3,033,409)
Capital contributions received	-	22,864,860

Net cash (used in) provided by financing activities	-	19,831,451

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(318,315)	1,032,454

Cash and cash equivalents, beginning	1,528,577	1,439,240

Cash and cash equivalents, ending	$ 1,210,262	$ 2,471,694

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 8,381,869

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (325,278)	$ (87,356)
Adjustments
Amortization	107,728	-
Distributions from Operating Partnerships	456	-
Share of Loss from Operating Partnerships	234,279	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(111,742)	3,204,170
Decrease (Increase) in accounts receivable	994,873	(20,991,708)
(Decrease) Increase in accounts payable affiliates	139,760	267,297
Line of credit	-	-

Net cash (used in) provided by operating activities	1,040,076	(17,607,597)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(253,737)	(3,674,052)
Capital contributions paid to Operating Partnerships	(10,499,755)	(5,104,674)
Advances to Operating Partnerships	1,807,702	(3,746,572)
Investments	(2,107,715)	(505,992)

Net cash (used in) provided by investing activities	(11,053,505)	(13,031,290)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	111,260	(4,538,637)
Capital contributions received	-	36,379,870

Net cash (used in) provided by financing activities	111,260	31,841,233

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,902,169)	1,202,346

Cash and cash equivalents, beginning	11,183,205	-

Cash and cash equivalents, ending	$ 1,281,036	$ 1,202,346

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 4,971,370	$ 9,570,698

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44*

2003
Cash flows from operating activities:

Net income (loss)	$ (172,581)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	64,651
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(689,757)
Decrease (Increase) in accounts receivable	(341,031)
(Decrease) Increase in accounts payable affiliates	(11,357)
Line of credit	-

Net cash (used in) provided by operating activities	(1,150,075)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,181,310)
Capital contributions paid to Operating Partnerships	(10,763,417)
Advances to Operating Partnerships	616,224
Investments	(4,321,192)

Net cash (used in) provided by investing activities	(15,649,695)

*Series 44 had not commenced operations as of December 31, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44*

2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,328,144)
Capital contributions received	14,228,760

Net cash (used in) provided by financing activities	12,900,616

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,899,154)

Cash and cash equivalents, beginning	6,439,937

Cash and cash equivalents, ending	$ 2,540,783

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 4,742,194

*Series 44 had not commenced operations as of December 31, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45*

2003
Cash flows from operating activities:

Net income (loss)	$ (195,242)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	3,484
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	3,481
Decrease (Increase) in accounts receivable	(1,083,673)
(Decrease) Increase in accounts payable affiliates	-
Line of credit	-

Net cash (used in) provided by operating activities	(1,271,950)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,812,323)
Capital contributions paid to Operating Partnerships	(11,215,959)
Advances to Operating Partnerships	(830,543)
Investments	(9,243,207)

Net cash (used in) provided by investing activities	(24,102,032)

*Series 45 had not commenced operations as of December 31, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45*

2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(5,137,963)
Capital contributions received	40,143,670

Net cash (used in) provided by financing activities	35,005,707

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,631,725

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$ 9,631,725

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 9,594,688

*Series 45 had not commenced operations as of December 31, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46*

2003
Cash flows from operating activities:

Net income (loss)	$ (91,898)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	123,325
Decrease (Increase) in accounts receivable	(31,752)
(Decrease) Increase in accounts payable affiliates	13,632
Line of credit	-

Net cash (used in) provided by operating activities	13,307

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,912,873)
Capital contributions paid to Operating Partnerships	(2,588,446)
Advances to Operating Partnerships	-
Investments	(3,344,339)

Net cash (used in) provided by investing activities	(7,845,658)

*Series 46 had not commenced operations as of December 31, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46*

2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,867,973)
Capital contributions received	29,809,980

Net cash (used in) provided by financing activities	25,942,007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,109,656

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$ 18,109,565

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,641,787

*Series 46 had not commenced operations as of December 31, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,629,250
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31,2002	3,637,987	$36,379,870
Series 44	April 30, 2003	2,701,973	$27,019,730
Series 45	September 16, 2003	4,014,367	$40,143,367
Series 46	December 19, 2003	2,980,998	$29,809,980

The fund issued the last BACs in Series 46 on December 19, 2003. This concluded the Public Offering of the Fund.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2003 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2003
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of December 31, 2003 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 5,708,926
Due after one year	15,298,968
Total	$21,007,894

The fair market value of the securities is $21,054,500. The difference being an unrealized gain on securities available for sale of $46,606, as of December 31, 2003.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by series as of December 31, 2003 and 2002 are as follows:
	2003	2002
Series 20	$ 16,968	$ 13,396
Series 21	9,281	7,327
Series 22	29,164	23,024
Series 23	39,044	29,913
Series 24	48,472	38,267
Series 25	48,679	38,431
Series 26	82,532	65,629
Series 27	70,997	56,050
Series 28	15,676	12,376
Series 29	15,588	12,280
Series 30	100,749	79,514
Series 32	143,104	112,707
Series 33	128,661	101,382
Series 34	204,156	160,801
Series 35	579,897	457,031
Series 36	393,729	309,369
Series 37	334,166	244,178
Series 38	215,756	119,855
Series 39	175,550	87,768
Series 40	97,775	-
Series 41	201,222	-
Series 42	83,125	-
Series 43	107,728	-
	$3,142,019	$1,969,298

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended December 31, 2003, Boston Capital Services, Inc. received $397,497 for Series 46 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44 and Series 45 completed payment of all Dealer-Manager fees prior to the quarter ended December 31, 2003.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended December 31, 2003, Series 46 paid $1,609,739 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44 and Series 45 completed payment of all acquisition fees prior to the quarter ended December 31, 2003.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. Reporting fees received from the Operating Partnerships reduce the fund management fee expense. However all reporting fees collected by the Fund were added to reserves, instead of being paid to Boston Capital Asset Management L.P. As a result the Asset Management Fees accrued are not net of reporting fees received.

The fund management fees accrued for the quarters ended December 31, 2003 and 2002 are as follows:
	2003	2002
Series 20	$ 93,660	$ 94,809
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,065
Series 24	55,431	58,337
Series 25	68,169	68,168
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	84,495	84,495
Series 30	55,230	-
Series 31	99,360	-
Series 32	83,226	83,226
Series 33	43,491	43,491
Series 34	73,299	73,301
Series 35	57,090	15,795
Series 36	40,149	40,148
Series 37	44,238	43,956

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)
	2003	2002
Series 38	41,100	41,097
Series 39	34,200	34,200
Series 40	48,570	46,320
Series 41	68,145	47,076
Series 42	36,432	30,909
Series 43	64,995	15,671
Series 44	47,144	-
Series 45	-	-
Series 46	12,932	-
	$1,519,726	$1,189,368

The fund management fees paid for the quarters ended December 31, 2003 and 2002 are as follows:
	2003	2002
Series 28	$ 83,529	$ 83,529
Series 30	-	55,197
Series 31	-	99,360
Series 35	-	41,256
Series 44	33,774	-
	$ 117,303	$ 279,342

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2003 and 2002 the Fund has limited partnership interests in 496 and 448 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2003 and 2002 is as follows:
	2003	2002
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2003	2002
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	23	21
Series 42	21	17
Series 43	21	14
Series 44	9	-
Series 45	22	-
Series 46	4	-
	496	448

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2003 and 2002 are as follows:
	2003	2002
Series 20	$ 388,026	$ 388,026
Series 21	457,642	457,642
Series 22	479,496	480,996
Series 23	117,797	117,797
Series 24	368,239	1,079,657
Series 25	943,704	1,926,138
Series 26	1,443,838	2,129,844
Series 27	39,749	48,925
Series 28	40,968	148,783
Series 29	86,718	304,770
Series 30	128,167	474,218
Series 31	695,771	995,877
Series 32	893,997	936,164
Series 33	202,285	202,285
Series 34	85,968	750,670
Series 35	603,740	603,740
Series 36	657,998	680,429
Series 37	155,363	1,944,309
Series 38	117,735	135,173
Series 39	-	162,398
Series 40	152,424	1,141,855
Series 41	1,045,960	4,595,393
Series 42	2,141,903	9,334,789
Series 43	7,278,590	9,570,698
Series 44	5,467,376	-
Series 45	9,594,688	-
Series 46	3,641,787	-
	$37,229,929	$38,610,576

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the Nine Months ended September 30, 2003.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2003	2002

Revenues
Rental	$ 6,704,347	$ 6,929,203
Interest and other	358,207	453,579
	7,062,554	7,382,782

Expenses
Interest	1,923,737	2,405,818
Depreciation and amortization	1,893,525	2,416,953
Operating expenses	3,818,179	4,205,109
	7,635,441	9,027,880

NET LOSS	$ (572,887)	$(1,645,098)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (497,054)	$(1,540,746)

Net loss allocated to other partners	$ (5,729)	$ (16,450)

Net loss suspended	$ (70,104)	$ (87,902)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2003	2002

Revenues
Rental	$ 3,005,651	$ 2,707,653
Interest and other	45,539	59,691
	3,051,190	2,767,344

Expenses
Interest	1,127,288	1,129,429
Depreciation and amortization	666,465	657,073
Operating expenses	1,965,086	1,507,420
	3,758,839	3,293,922

NET LOSS	$ (707,649)	$ (526,578)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (400,186)	$ (457,362)

Net loss allocated to other Partners	$ (7,076)	$ (5,266)

Net loss suspended	$ (300,387)	$ (63,950)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2003	2002

Revenues
Rental	$ 3,953,782	$ 3,947,315
Interest and other	224,287	259,285
	4,178,069	4,206,600

Expenses
Interest	960,402	1,020,521
Depreciation and amortization	1,253,509	1,289,887
Operating expenses	2,634,158	2,873,787
	4,848,069	5,184,195

NET LOSS	$ (670,000)	$ (977,595)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (660,231)	$ (935,320)

Net loss allocated to other Partners	$ (6,700)	$ (9,776)

Net loss suspended	$ (3,069)	$ (32,499)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23

	2003	2002

Revenues
Rental	$ 4,464,806	$ 4,381,316
Interest and other	177,910	209,212
	4,642,716	4,590,528

Expenses
Interest	1,261,698	1,352,161
Depreciation and amortization	1,268,569	1,334,653
Operating expenses	2,826,265	2,794,222
	5,356,532	5,481,036

NET LOSS	$ (713,816)	$ (890,508)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (706,677)	$ (881,603)

Net loss allocated to other Partners	$ (7,139)	$ (8,905)

Net loss suspended	$ -	$ -

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2003	2002

Revenues
Rental	$ 3,229,847	$ 3,681,801
Interest and other	370,364	87,082
	3,600,211	3,768,883

Expenses
Interest	810,587	1,114,050
Depreciation and amortization	994,187	1,255,826
Operating expenses	2,122,995	2,275,645
	3,927,769	4,645,521

NET LOSS	$ (327,558)	$ (876,638)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (285,976)	$ (821,100)

Net loss allocated to other Partners	$ (3,275)	$ (8,766)

Net loss suspended	$ (38,307)	$ (46,772)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2003	2002

Revenues
Rental	$ 5,592,204	$ 5,718,986
Interest and other	171,612	135,077
	5,763,816	5,854,063

Expenses
Interest	1,501,309	1,699,619
Depreciation and amortization	1,566,159	1,506,156
Operating expenses	3,711,904	3,563,046
	6,779,372	6,768,821

NET LOSS	$ (1,015,556)	$ (914,758)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (744,804)	$ (866,237)

Net loss allocated to other Partners	$ (10,156)	$ (9,148)

Net loss suspended	$ (260,596)	$ (39,373)

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
December 31, 20030
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2003	2002

Revenues
Rental	$ 7,100,245	$ 6,680,403
Interest and other	191,412	234,949
	7,291,657	6,915,352

Expenses
Interest	2,068,712	1,979,265
Depreciation and amortization	2,186,233	2,124,996
Operating expenses	4,527,557	3,988,034
	8,782,502	8,092,295

NET LOSS	$ (1,490,845)	$(1,176,943)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (1,274,899)	$(1,098,789)

Net loss allocated to other Partners	$ (14,908)	$ (11,769)

Net loss suspended	$ (201,038)	$ (66,385)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2003	2002

Revenues
Rental	$ 5,014,422	$ 4,836,127
Interest and other	74,118	115,878
	5,088,540	4,952,005

Expenses
Interest	2,100,403	2,145,068
Depreciation and amortization	1,290,509	1,269,432
Operating expenses	2,433,819	2,255,083
	5,824,731	5,669,583

NET LOSS	$ (736,191)	$ (717,578)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (578,006)	$ (567,834)

Net loss allocated to other Partners	$ (7,362)	$ (7,176)

Net loss suspended	$ (150,823)	$ (142,568)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2003	2002

Revenues
Rental	$ 4,653,213	$ 4,405,902
Interest and other	101,152	91,363
	4,754,365	4,497,265

Expenses
Interest	1,242,848	1,333,175
Depreciation and amortization	1,665,381	1,725,560
Operating expenses	2,740,694	2,516,691
	5,648,923	5,575,426

NET LOSS	$ (894,558)	$(1,078,161)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (885,612)	$(1,067,379)

Net loss allocated to other Partners	$ (8,946)	$ (10,782)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29
	2003	2002

Revenues
Rental	$ 5,156,885	$ 4,958,427
Interest and other	176,255	182.329
	5,333,140	5,140,756

Expenses
Interest	1,263,773	1,415,646
Depreciation and amortization	1,905,222	2,014,362
Operating expenses	3,183,111	3,074,881
	6,352,106	6,504,889

NET LOSS	$(1,018,966)	$(1,364,133)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,008,776)	$(1,350,492)

Net loss allocated to other Partners	$ (10,190)	$ (13,641)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2003	2002

Revenues
Rental	$ 3,518,455	$ 3,640,104
Interest and other	106,339	175,063
	3,624,794	3,815,167

Expenses
Interest	915,822	993,721
Depreciation and amortization	1,102,722	1,152,194
Operating expenses	2,468,103	2,467,832
	4,486,647	4,613,747

NET LOSS	$ (861,853)	$ (798,580)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (853,235)	$ (790,595)

Net loss allocated to other Partners	$ (8,618)	$ (7,985)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2003	2002

Revenues
Rental	$ 7,273,384	$ 7,148,900
Interest and other	269,557	328,371
	7,542,941	7,477,271

Expenses
Interest	1,648,876	1,616,356
Depreciation and amortization	2,574,344	2,640,258
Operating expenses	4,724,164	4,458,142
	8,947,384	8,714,756

NET LOSS	$(1,404,443)	$(1,237,485)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,390,398)	$(1,225,110)

Net loss allocated to other Partners	$ (14,045)	$ (12,375)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2003	2002

Revenues
Rental	$ 4,319,391	$ 4,173,217
Interest and other	198,744	218,122
	4,518,135	4,391,339

Expenses
Interest	984,831	1,007,919
Depreciation and amortization	1,886,523	1,877,914
Operating expenses	2,746,308	2,634,812
	5,617,662	5,520,645

NET LOSS	$(1,099,527)	$(1,129,306)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,004,820)	$(1,055,123)

Net loss allocated to other Partners	$ (10,995)	$ (11,293)

Net loss suspended	$ (83,712)	$ (62,890)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2003	2002

Revenues
Rental	$ 2,311,229	$ 2,287,421
Interest and other	61,677	114,362
	2,372,906	2,401,783

Expenses
Interest	798,516	864,400
Depreciation and amortization	889,227	861,987
Operating expenses	1,150,669	1,318,832
	2,838,412	3,045,219

NET LOSS	$ (465,506)	$ (643,436)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (460,852)	$ (637,002)

Net loss allocated to other Partners	$ (4,654)	$ (6,434)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34
	2003	2002

Revenues
Rental	$ 4,014,053	$ 4,040,288
Interest and other	175,371	234,213
	4,189,424	4,274,501

Expenses
Interest	1,166,306	1,250,509
Depreciation and amortization	1,723,788	1,711,776
Operating expenses	2,563,580	2,440,040
	5,453,674	5,402,325

NET LOSS	$(1,264,250)	$(1,127,824)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,251,607)	$(1,116,546)

Net loss allocated to other Partners	$ (12,643)	$ (11,278)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

Series 35
	2003	2002

Revenues
Rental	$ 3,163,697	$ 2,951,710
Interest and other	121,685	114,387
	3,285,382	3,066,097

Expenses
Interest	778,196	850,695
Depreciation and amortization	1,105,486	1,209,282
Operating expenses	1,951,185	1,957,380
	3,834,867	4,017,357

NET LOSS	$ (549,485)	$ (951,260)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (543,990)	$ (941,747)

Net loss allocated to other Partners	$ (5,495)	$ (9,513)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2003	2002

Revenues
Rental	$ 2,252,173	$ 2,213,244
Interest and other	82,531	59,488
	2,334,704	2,272,732

Expenses
Interest	782,312	772,399
Depreciation and amortization	802,337	846,809
Operating expenses	1,175,921	1,200,516
	2,760,570	2,819,724

NET LOSS	$ (425,866)	$ (546,992)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (421,607)	$ (541,522)

Net loss allocated to other Partners	$ (4,259)	$ (5,470)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37
	2003	2002

Revenues
Rental	$ 3,232,703	$ 3,307,266
Interest and other	213,147	93,678
	3,445,850	3,400,944

Expenses
Interest	923,385	899,851
Depreciation and amortization	1,053,871	861,628
Operating expenses	1,943,708	2,001,599
	3,920,964	3,763,078

NET LOSS	$ (475,114)	$ (362,134)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (470,362)	$ (358,513)

Net loss allocated to other Partners	$ (4,752)	$ (3,621)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2003	2002

Revenues
Rental	$ 2,234,494	$ 2,053,361
Interest and other	65,562	38,366
	2,300,056	2,091,727

Expenses
Interest	629,796	630,709
Depreciation and amortization	794,171	749,557
Operating expenses	1,342,292	1,185,248
	2,766,259	2,565,514

NET LOSS	$ (466,203)	$ (473,787)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (461,540)	$ (469,049)

Net loss allocated to other Partners	$ (4,663)	$ (4,738)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2003	2002

Revenues
Rental	$ 1,601,179	$ 1,194,746
Interest and other	139,305	52,560
	1,740,484	1,247,306

Expenses
Interest	427,340	343,908
Depreciation and amortization	686,090	635,129
Operating expenses	1,275,176	810,192
	2,388,606	1,789,229

NET LOSS	$ (648,122)	$ (541,923)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (641,640)	$ (536,503)

Net loss allocated to other Partners	$ (6,482)	$ (5,420)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2003	2002

Revenues
Rental	$ 2,505,237	$ 1,506,416
Interest and other	61,474	69,388
	2,566,711	1,575,804

Expenses
Interest	684,453	512,397
Depreciation and amortization	1,098,066	691,844
Operating expenses	1,398,042	887,166
	3,180,561	2,091,407

NET LOSS	$ (613,850)	$ (515,603)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (607,712)	$ (510,446)

Net loss allocated to other Partners	$ (6,138)	$ (5,157)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41
	2003	2002

Revenues
Rental	$ 2,196,242	$ 783,085
Interest and other	108,569	44,619
	2,304,811	827,704

Expenses
Interest	668,239	399,926
Depreciation and amortization	1,134,832	525,202
Operating expenses	1,465,557	519,435
	3,268,628	1,444,563

NET LOSS	$ (963,817)	$ (616,859)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (954,179)	$ (610,690)

Net loss allocated to other Partners	$ (9,638)	$ (6,169)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2003	2002

Revenues
Rental	$ 2,040,273	$ 70,292
Interest and other	136,191	238
	2,176,464	70,530

Expenses
Interest	837,159	24,986
Depreciation and amortization	712,182	32,298
Operating expenses	1,153,422	40,192
	2,702,763	97,476

NET LOSS	$ (526,299)	$ (26,946)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (521,037)	$ (26,677)

Net loss allocated to other Partners	$ (5,262)	$ (269)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43* 2003

Revenues
Rental	$ 821,503
Interest and other	36,488
857,991

Expenses
Interest	203,739
Depreciation and amortization	123,930
Operating expenses	766,768
1,094,437

NET LOSS	$ (236,446)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (234,279)

Net loss allocated to other Partners	$ (2,167)

*The Operating Partnerships in Series 43 did not commence operations until after September 30, 2003, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44* 2003

Revenues
Rental	$ 104,867
Interest and other	2,673
107,540

Expenses
Interest	48,925
Depreciation and amortization	40,000
Operating expenses	83,919
172,844

NET LOSS	$ (65,304)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (64,651)

Net loss allocated to other Partners	$ (653)

*The Operating Partnerships in Series 44 did not commence operations until after September 30, 2002, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45* 2003

Revenues
Rental	$ 72,518
Interest and other	10,176
82,694

Expenses
Interest	12,837
Depreciation and amortization	4,092
Operating expenses	69,284
86,213

NET LOSS	$ (3,519)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (3,484)

Net loss allocated to other Partners	$ (35)

*The Operating Partnerships in Series 45 did not commence operations until after June 30, 2002, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 46 did not commence operations until after September 30, 2003, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships in the later series for the nine months ended September 30, 2003 and 2002 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2003 Boston Capital Tax Credit Fund IV LP did not have any amounts outstanding on the line of credit. As of January 31, 2004, the Fund was no longer party to the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 and Series 45. The fund is also accruing a portion of the fund management fee for Series 44 and 46. The fund management fees accrued during the quarter ended December 31, 2003 were $1,519,726, and total fund management fees accrued as of December 31, 2003 were $19,050,897. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities.

The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $43,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367, 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2003. The Public Offering of the Fund was concluded on December 19, 2003.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,360,115.

During the quarter ended December 31, 2003, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of December 31, 2003. Of the amount outstanding, $262,754 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $125,272 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 2003, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of December 31, 2003, all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2003, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $479,496 as of December 31, 2003. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $28,515 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 2003, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of December 31, 2003, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,417,237.

During the quarter ended December 31, 2003, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of December 31, 2003. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,472,722.

During the quarter ended December 31, 2003, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $943,704 as of December 31, 2003. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $237,239, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,446,339.

During the quarter ended December 31, 2003, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $1,443,838 as of December 31, 2003. Of the amount outstanding, $1,370,033 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $73,805, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended December 31, 2003, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of December 31, 2003. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended December 31, 2003, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $40,968 as of December 31, 2003. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended December 31, 2003, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $86,718 as of December 31, 2003. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $65,783 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869.

During the quarter ended December 31, 2003, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $128,167 as of December 31, 2003. The remaining contributions will be released from available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended December 31, 2003, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $695,771 as of December 31, 2003. Of the amount outstanding, $590,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $105,097, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2003, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable in the amount of $893,997 as of December 31, 2003. Of the amount outstanding, $488,224 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $405,773 will be released from the escrow account, available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,614,594.

During the quarter ended December 31, 2003, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of December 31, 2003. Of the amount outstanding, $74,635 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $127,650, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,754,977.

During the quarter ended December 31, 2003, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $85,968 as of December 31, 2003. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,177,571.

During the quarter ended December 31, 2003, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of December 31, 2003. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into an escrow account on behalf of one of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended December 31, 2003, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $657,998 as of December 31, 2003, all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,141.

During the quarter ended December 31, 2003, Series 37 recorded capital contribution releases of $1,662,331. Series 37 has outstanding contributions payable in the amount of $155,363 as of December 31, 2003, all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2003, Series 38 did not record any releases of capital contributions. Series 38 has outstanding contributions payable in the amount of $117,735 as of December 31, 2003. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2003. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2003, Series 39 completed the payment of all outstanding contributions due to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,771 as of December 31, 2003. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2003, Series 40 recorded capital contribution releases of $466,556. Series 40 has outstanding contributions payable in the amount of $152,424 as of December 31, 2003, all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,274,603. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2003, Series 41 recorded capital contribution releases of $488,069. Series 41 has outstanding contributions payable in the amount of $1,045,960 as of December 31, 2003. Of the amount outstanding, $238,170 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $807,790, will be released from available net offering proceeds and collections of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 21 Operating Partnerships in the amount of $19,933,506.

During the quarter ended December 31, 2003, Series 42 recorded capital contribution releases of $3,216,640. Series 42 has outstanding contributions payable in the amount of $2,141,903 as of December 31, 2003. Of the amount outstanding, $1,117,917 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $1,023,986 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BACs in Series 43 were completed on December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 21 Operating Partnerships in the amount of $25,534,005. In addition, the Fund committed and used $1,073,611 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2003, Series 43 recorded capital contribution releases of $4,821,465. Series 43 has outstanding contributions payable in the amount of $7,278,590 as of December 31, 2003. Of the amount outstanding, $2,345,956 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $4,932,634 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed on April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,823,834. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2003, Series 44 recorded capital contribution releases of $3,457,858. Series 44 has outstanding contributions payable in the amount of $5,467,376 as of December 31, 2003. Of the amount outstanding, $567,691 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $4,899,685 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $20,507,786. In addition, the Fund committed and used $302,962 of Series 45 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2003, Series 45 recorded capital contribution releases of $4,205,334. Series 45 has outstanding contributions payable in the amount of $9,594,688 as of December 31, 2003. Of the amount outstanding, $830,543 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $8,764,145 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 3 Operating Partnerships in the amount of $5,539,969. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2003, Series 46 recorded capital contribution releases of $2,588,446. Series 46 has outstanding contributions payable in the amount of $3,641,787 as of December 31, 2003. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2003 Boston Capital Tax Credit Fund IV LP did not have any amounts outstanding on the line of credit. As of January 31, 2004, the Fund was no longer party to the line of credit.

Results of Operations

As of December 31, 2003 and 2002 the Fund held limited partnership interests in 496 and 446 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2003 as Series 42, Series 43, Series 44, Series 45, and Series 46 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 2003 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $89,660, $56,460, $60,374, $55,079, $53,084, $65,702, $104,517, $77,094, $82,529, $82,995, $50,907, $99,360, $82,226, $43,491, $72,099, $57,090, $35,572, $44,238, $41,100, $34,200, $42,070, $58,952, $35,609, $64,995, $69,660, $59,127 and $12,932, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 20 reflects a net loss from Operating Partnerships of $572,887. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $1,320,638. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

After successfully stabilizing the property in the last half of 2002 and early 2003, the Operating Partnership's management company encountered site-staffing problems that directly impacted performance. In July, San Mar Properties of Fresno, California replaced Oak Brook as management agent. San Mar itself then gave notice, and on December 1, 2003, Pinnacle Management Services, a division of American Management Services Central took over as management agent. Pinnacle operates 3,640 units in 4 states, including 1,111 in Wisconsin and has a reputation as a strong management company.

During the fourth quarter occupancy averaged 78%, down from 87% in the third quarter. Due to local management issues and the drop in occupancy, the property experienced negative cash flow of $(39,695) during the quarter. The property is physically in good condition and long term prospects are favorable. Pinnacle is expected to replace site management in first quarter 2004 and work on regaining occupancy and developing cash flow.

East Douglas Apartments Limited Partnership (East Douglas Apartments) produced a negative cash flow of $2,733 for 2003 due to the low rent structure mandated by Illinois Housing Development Authority (IHDA), high debt and the costs associated with repairing damages sustained during a small kitchen and fire that occurred in April 2003. The total cost to repair the fire and water damage totaled slightly less than the insurance deductible of $10,000. Therefore, an insurance claim was not filed. Legal action has been initiated against the residents that caused the fire. The matter is scheduled for arbitration April 12, 2004. The Operating Partnership is researching the possibility of replacing the high interest first mortgage loan held by Arbor Commercial Mortgage with a low interest note through IHDA. The mandatory "Physical Needs Assessment" is scheduled for completion by March 2004, at which time the formal mortgage application will be submitted to IHDA. It is hoped that the new mortgage will yield the necessary funds to complete the exterior repairs and preventative maintenance needs including tuck pointing, replacement of the remaining original windows, repair and replacement of deteriorating wooden trim, exterior paint, replacement of the clay tile caps and other miscellaneous repairs. If successful, the reduced interest rate mortgage will have a positive effect on future cash flow. In November 2004 San Mar Management of Fresno, California gave notice of their intent to terminate the management agreement. On January 1, 2004 Mark III Management Corporation of Indianapolis, Indiana will take over the property management responsibilities for the property. Mark III is a reputable company with operations based within a two-hour drive of the property. It is hoped that their familiarity with the mid-west market and readily available corporate resources will contribute to improved operations and cash flow. The mortgage, property taxes and insurance are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property has historically operated below breakeven. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Management has filed for a reduction in the real estate tax assessment, and the Investment General Partner will continue to monitor the situation. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy. Management does not feel that the area where the property is located can support any increase. Occupancy through the fourth quarter averaged 90.39%. The Investment General Partner and Operating General Partner are working together to determine the feasibility of refinancing the permanent mortgage in an effort to decrease the debt service at the property.

Series 21

As of the December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 21 reflects a net loss from Operating Partnerships of $707,649. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $41,184. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001.  A confirmation hearing was conducted on August 5, 2003 and a reorganization plan was confirmed on September 5, 2003.  Plan implementation is expected to begin in the second quarter of 2004. An entity to be formed by Hunter Asset Management and Vision 2000 will acquire the current Operating General Partner interests. The present Operating General Partners will withdraw upon plan implementation with a payment of $400,000 to the Operating Partnership in satisfaction of all obligations. The reorganization plan requires the Investment General Partner to contribute $500,000 in new funding.  The contribution will be in the form of a loan with a seven-year pay back and will have priority over Operating General Partner distributions. The Investment Limited Partner will exit the Operating Partnership upon completion of the tax credit compliance period and full repayment of the $500,000 loan.  The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance.  The approximate amount of the new debt will be $2.31 million.

The Operating Partnership posted cash flow of $31,368 for the fourth quarter of 2003. Occupancy for the fourth quarter of 2003 was 65%.  The City of Atlantic City has provided $75,000 in the form of a loan to address code violations which have prevented some apartments from being rented. Violation corrections began in the fourth quarter and will continue into the first quarter of 2004.  The court has approved Moderate Income Management Company to replace Marshall & Moran as the management company. New management coupled with city funding and new investor capital is expected to bring the property to stabilization within several months following plan implementation.

Centrum Fairfax LP (Forest Glen at Sully Station)is a 119-unit senior complex located in Fairfax, VA. The property historically has experienced low occupancy. In 2002, average physical occupancy was 83%. Through the fourth quarter of 2003, the average occupancy declined to 78%. The decline was due to lack of potential residents in the area. The management company is offering monthly rental concession of $100 to $200 on the apartment types that are not leasing. To attract prospective residents, the management company increased the volume of advertising in community newspapers and local churches, organized monthly events such as birthday celebrations and various holiday celebrations, and created resident referral programs. The property is in excellent physical condition. The Operating General Partners continue to fund operating deficits in accordance with the Partnership Agreement; however, the guarantee expired in the third quarter 2003. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 79% for the year 2002. The occupancy has increased to an average of 92% through the fourth quarter of 2003. The operating expenses are below the state average. Although the occupancy increased, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2003. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 86% for the year 2002. The occupancy has increased to an average of 90% through the fourth quarter of 2003. The operating expenses are below the state average. Although occupancy increased slightly, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. This property is unable to support its operations due to high operating expenses and low rental rates. The operating expenses running at $4,347 per unit are very high for the area and must be reduced significantly in order for the property to break even. In an attempt to control operating expenses, the full time maintenance person was let go and the property manager's hours have been reduced from 40 to 20 hours per week. The property is partly owned by a construction company which will continue to complete maintenance work at the property as needed. The management agent has begun implementing a $40 per unit, per month rent increase. The Operating General Partner is in negotiations with a third party management company/Operating General Partner that will be able to provide better economies of scale with regards to payroll and other operating expenses. The Operating General Partner is confident that an agreement will be reached by the end of the First Quarter 2004. The Investment General Partner conducted a site visit at the property on in July 2003 and found the property to be in good condition. The Operating General Partner has an obligation to fund any operating deficits through April 2004.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of

95% for the year 2002. Occupancy has decreased to an average of 92% through the fourth quarter of 2003. The property's operating expenses are below the state average. Despite occupancy in the 90's, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 22 reflects a net loss from Operating Partnerships of $670,000. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $583,509. This is an interim period estimate; it is not indicative of the final year end results.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 86% for the year 2002. The occupancy has increased to an average of 90% through the fourth quarter of 2003. The operating expenses are below the state average. Although occupancy increased slightly, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

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

Lake Street Apartments, L.P. (Lake Street Apartments) is a 32 unit property located in Girard, PA. The utility company is owned by the community in which the project is located, and prices are very high. Management pays the utilities for all of the units. Rents were increased in 2003 by $27 per unit; however management is looking into the possibility of increasing rents more substantially in 2004. Although the partnership continues to operate at a deficit in 2003, operating expenses have decreased. Average occupancy through the fourth quarter is 89%, a slight decrease from the previous year. Both the mortgage and real estate taxes are current and the Operating General Partner's operating deficit guaranty is unlimited in time and amount.

Series 23

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 23 reflects a net loss from Operating Partnerships of $713,816. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $554,753. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 83% in 2002. The average occupancy improved slightly to 87% through December 31, 2003. There were several evictions in 2002 and during the first half of 2003 due to non-payment of rents and other lease violations. Currently, there is a nine-month waiting list for housing authority subsidized rental assistance. There are few qualified prospective residents that can afford the tax credit rents without rental assistance. The management company continues to offer rental concessions to increase applicant traffic. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Series 24

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at December 31, 2003. Out of the total 23 were at 100% Qualified Occupancy.

For the nine months being reported Series 24 reflects a net loss from Operating Partnerships of $327,558. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $666,629. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property. Consequently, the management company was replaced by Westhab, Inc. on January 1, 2003. Westhab is a non-profit housing developer and manager dedicated to providing housing for low income residents of Westchester County. An affiliate of Westhab also was admitted as a replacement Operating General Partner on January 1, 2003.

Westhab's entry into the partnership and into the management role has had an immediate impact on the property. Although expenses are running higher than budgeted, some expenses relate to Westhab's program to re-stabilize the property. Occupancy and revenues are up substantially, and the property is operating slightly below breakeven after historically running significant deficits. Year to date rental revenues exceed budget by 5%, and year to date operating expenses exceed budget by 11%. Operating expenses are expected to normalize once the transition and re-stabilization of the property is complete. The Operating Partnership filed for a tax assessment reduction and was successful. Beginning with the tax payment that was due July 1, 2003, there has been a reduction in the real estate taxes of approximately $13,550. An account has been established for a tax and insurance escrow. Westhab has also been successful in applying for and receiving a grant from the City of Yonkers in order to cure some deferred maintenance issues. They were awarded $150,000 which has been earmarked for the replacement of hot water tanks, concrete repairs in the rear of the building, updating the electrical systems, and the installation of security cameras. In addition, in February 2002, the Operating Partnership concluded a restructure of the first mortgage loan, which had been in default for over a year, with the loan servicer, Community Preservation Corporation (CPC). The newly restructured loan has a lower principal balance and interest rate, as well as a longer amortization schedule. Series 24 contributed approximately $35,000 to the cost of the loan restructure. It is anticipated that with Westhab in place and the loan restructured, operations will remain near or above breakeven.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003. The main reasons for its continuing cash deficit were low occupancy, which was 71% overall in 2002 but has improved to average 95% for the fourth quarter of 2003, and high operating expenses. The mortgage was refinanced in the fourth quarter of 2002 with a more favorable interest rate and amortization period, and this will help to alleviate the property's cash deficit. Throughout 2003, the property operated at a deficit; however, the property's mortgage, taxes and insurance are all current. The Investment General Partner continues to monitor this property monthly and is working with the Operating General Partner to determine areas to be improved that will allow the property to cash flow.

Series 25

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at December 31, 2003. Out of the total 21 were at 100% Qualified Occupancy.

For the nine months being reported Series 25 reflects a net loss from Operating Partnerships of $1,015,556. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $550,603. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property operated significantly below breakeven due to low occupancy, low rental rates, and high debt service. Average occupancy for the third quarter of 2003 was 92%, which is a slight increase from the previous quarter's average occupancy of 86%, fourth quarter occupancy has been verbally reported in the low 90's, consistent with the third quarter. The management company attributes the fluctuating occupancy to high turnover. The project requested a rent increase; however, the maximum allowable rent possible, per section 8 requirements, is already being charged. Average physical occupancy for 2002 was 92%, and the property expended cash of just over $50,500. The Operating General Partner contributed $57,500 to the property during 2002 to cover the excess expenses, despite the fact that his guarantee expired in September of 2001. The Operating General Partner tried to restructure the debt with the current lender, but was unable to agree upon the terms. Therefore, the Operating General Partner continues to fund operating deficits and, has funded a total of $65,000 to the property for operating shortfalls in 2003.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 357 unit apartment complex in Indianapolis, Indiana. Occupancy increased slightly averaging 91% for the first half of the year and 94% for the second half of 2003. The management company continues to advertise the property on the local radio station and through community contacts in order to attract potential residents. The property still suffers from high maintenance expenses as a result of tenant abuse and unit turnover, but was able to control other operating expenses throughout 2002 and has continued to do so through the fourth quarter of 2003. Management believes that stability in the office and maintenance staff has helped occupancy increase throughout 2003. The Operating General Partner is obligated under his guarantee to fund operating deficits. To date the Operating General Partner has funded $68,000 to pay the increased real estate taxes. Rental rates were increased at the property and going forward the property taxes will be funded through operations. The mortgage, taxes and insurance are all current.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18-unit property located in Manhattan, NY. During 2002, the property operated below breakeven, primarily as a result of high operating expenses. The property has an inefficient gas fired boiler, which failed in December 2002 and had to be replaced. Cash flow has improved significantly versus 2002, but as of December 31, 2003, the property is still below breakeven. A previously vacant commercial space was leased in June, increasing rental revenue, but it also resulted in higher utility expenses since landlord pays all utilities. To reduce expenses, management is in the process of refinancing the mortgage and submetering utilities for the commercial space. The physical occupancy at the property has been consistently strong since inception, averaging 98%. At the end of the fourth quarter 2003, occupancy was 100%. The Investment General Partner is working with the Operating General Partner to decrease operating expenses and stabilize the property. The Operating General Partner is funding all operating deficits. The mortgage, taxes, and property insurance are all current.

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

Rose Square L.P. (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. As of December 31, 2003, the property continues to operate below breakeven. When the property was built a tax abatement was in place. The abatement expired in February 2002, and taxes increased to $9,800. Spread over 11 units, this is prohibitive to generating cash flow. The property was recently re-assessed by the county, and received a reduction in real estate taxes of approximately 40% to $5,600. Low occupancy has had an effect on rental revenue at the property. Revenue is about 22% lower than revenue in 2002 at the end of the year. Occupancy continues to struggle, with an average occupancy in 2003 of 70%, as compared with an average occupancy of 87% in 2002. The area in which this property is located is very depressed and the market has been prohibitive in improving occupancy. A new site manager has taken over at the property and management is confident that the new manager will be able to improve operations.

Series 26

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 26 reflects a net loss from Operating Partnerships of $1,490,845. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $695,388. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) located in Warrensburg, Missouri, operated above breakeven due to improved occupancy in the fourth quarter of 2003. Occupancy for the fourth quarter averaged 87%. Occupancy for 2003 averaged 81%. As of January 31, 2004 occupancy has improved to 93%. During the first three quarters of 2003 the property suffered from low occupancy due to increased competition, a lack of qualified residents, and vacant units not being rent ready. Occupancy improved once the management company committed the necessary resources to making the vacant units rent ready. Currently, there are two vacant units that are not rent ready. One of the vacant units was damaged in December 2003 when a car crashed into i. The damage was covered by defendant's insurance company and the repairs are expected to be complete by the end of February 2004. Currently, management expects occupancy to remain strong. The property's mortgage, real estate taxes and insurance are current.

Country Edge LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2002, the property operated below breakeven, primarily due to strong competition, which negatively affected the occupancy at the property. During 2002, the Operating General Partner decreased rents and implemented concessions to stabilize occupancy, which averaged 90% for the year. The reduction in rent and concessions continue to be offered in 2003 during times of low occupancy. Occupancy for 2003 averaged 91%. The property continues to operate below breakeven in 2003 due to low occupancy and continued reduced rents and concessions. The Investment General Partner will continue to work with the Operating General Partner to stabilize the occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 48-unit property located in Fargo, North Dakota. During 2002, the property operated below breakeven primarily due to strong competition, which has negatively affected the occupancy at the property. During 2002, the Operating General Partner decreased rents and implemented concessions to stabilize occupancy, which averaged 87% for the year. The reduction in rent and concessions continue to be offered in 2003 during times of low occupancy. Average occupancy for 2003 was 88.64%. The property continues to operate below breakeven during 2003 due to the continued reduced rents and concessions. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 27 reflects a net loss from Operating Partnerships of $736,191. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $554,318. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Holly Heights Limited Partnership (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 77% for 2002. Occupancy has improved slightly in 2003 averaging 82% through 2003. There are limited job opportunities in this area and, as a result, some residents have moved from the area to find work. Management will continue to offer rental concessions until occupancy has stabilized. As a result of the low occupancy in 2002, there was negative cash flow and high payables. An audit by the state regulatory agency identified issues of non-compliance. The Operating General Partner is diligently working to resolve all issues and the Investment General Partner will continue to closely monitor the property. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23-unit property located in Harlem, New York. In 2002, the property operated below breakeven, even though physical occupancy has been consistent at 100% since inception. As of December 31, 2003, property still has insufficient cash flow to cover debt service, trade accounts payable and an under-funded replacement reserve. The deficit is primarily due to high expenses and low rent levels. The property defaulted on their mortgage payments in November 2003. The Operating General Partner is funding the deficit to cover debt service payments for November to December, when his guarantee expires. The January 2004 mortgage payments will be funded by the operating reserve. Management is proposing an 8.5% rent increase to allow property to break even in 2004. The increase is subject to the approval of New York State Division of Housing and Community Renewal (DHCR). Management is also charging tenants for maintenance and legal expenses, as required by the lease agreement, and improving rent collection efforts from delinquent tenants. Both efforts will help improve cash flow. The property pays no property taxes as the result of tax abatement.

Series 28

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 28 reflects a net loss from Operating Partnerships of $894,558. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $770,823. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

1374 Boston Road L.P. (1374 Boston Road) is a 15-unit property located in New York City. During 2002 the property operated below breakeven, primarily due to high debt service and operating expenses. Although cash flow has improved in 2003, the property is still operating below breakeven. Rental income increased due to the leasing of the commercial space at $2,250 per month and raising of residential units' rent by 4.5% to 6.5%. However, occupancy of the residential units declined over the last quarter to 79%. Meanwhile, expenses remain unchanged over the past year. The Investment General Partner will work with the Operating General Partner to explore refinancing options and solutions to improve occupancy. The Operating General Partner is responsible for funding all operating deficits until July 2004. The mortgage, property taxes and insurance are current.

Series 29

As of December 31, 2003 and 2002 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at December 31, 2003 all of which were 100% Qualified Occupancy.

For the nine months being reported Series 29 reflects a net loss from Operating Partnerships of $1,018,966. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $886,256. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven through the third quarter of 2003. The main reason for its cash expenditure was its low occupancy, which averaged 85.2% through the third quarter. To address the low occupancy at the property, management is marketing the property through newspapers, churches and civic groups. The Operating General Partner is working closely with the management agent to ensure proper marketing of the property. The Investment General Partner is working with the Operating General Partner to improve financial reporting for this property. In the past the Operating General Partner has had difficulty reporting in a timely manner. A new Compliance and Accounting Supervisor has been hired by the Operating General Partner to ensure that future reporting is more timely. The mortgage, taxes and insurance are all current.

The Lincoln Hotel is a 41-unit SRO located in San Diego, California. On August 20, 2003, there was a murder on site. The management company promptly hired additional security for several weeks following the incident. The additional security is no longer necessary as local police determined the suspect later committed suicide. Occupancy has remained strong after this event and throughout the third and fourth Quarter. Operations will be monitored by The Investment General Partner to ensure continued stabilized operations throughout 2003 and 2004. Provided that operations continue to remain strong, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

Series 30

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2003 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 30 reflects a net loss from Operating Partnerships of $861,853. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $240,869. This is an interim period estimate; it is not indicative of the final year end results.

Mesa Grande, LP (Mesa Grande Apartments) is a 72-unit, family property located in Carlsbad, New Mexico. The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults. Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied. As a result, the Lender notified the Operating General Partner on June 16, 2003 of its right to accelerate the note. As a result of the defaults by the Operating General Partner and management company, which is a related entity of the Operating General Partner, the Investment Limited Partner requested a change in the management company. A new management company started effective November 1, 2003. The Operating General Partner was slow in getting all the necessary information to the new management company which made it very difficult to evaluate the operations of the property. The information was finally received in January 2004 and the management company is working diligently on reporting. The management company is also interested in becoming the Operating General Partner. They intend to operate the properties for a few months to evaluate the situation and will make a decision in the second quarter of 2004. Given the added attention the property is now receiving from the new management company, and their interest in taking over as Operating General Partner, the property's operations are expected to improve in 2004.

Sunrise Homes, LP (Broadway Place Apartments) is a 32-unit, family property located in Hobbs, New Mexico. The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults. Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied. As a result, the Lender notified the General Partner on June 16, 2003 of its right to accelerate the note. As a result of the defaults by the Operating General Partner and management company, which is a related entity of the Operating General Partner, the Investment Limited Partner requested a change in the management company. A new management company started effective November 1, 2003. The Operating General Partner was slow in getting all the necessary information to the new management company which made it very difficult to evaluate the operations of the property. The information was finally received in January 2004 and the management company is working diligently on reporting. The management company is also interested in becoming the Operating General Partner. They intend to operate the properties for a few months to evaluate the situation and will make a decision in the second quarter of 2004. Given the added attention the property is now receiving from the new management company, and their interest in taking over as Operating General Partner, the property's operations are expected to improve in 2004.

JMC LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Historically, this property struggled to operate at breakeven due to excessive debt liability. Average occupancy decreased in the fourth quarter to 81%, due to the circumstances surrounding a previous problem tenant. Occupancy averaged 88% for all of 2003. The second mortgage payable to the Town of Lisbon was treated as hard debt with principal and interest payments being made on a monthly basis. However, a recent discovery illustrated that this debt should be treated as soft debt payable through available cash flow at year end. This finding has reduced the monthly debt liability effective July 2003. Operating expenses continue to be above average at $5,332 per unit through the fourth quarter; however, management has made progress in their efforts to reduce operating expenses. With a 24% reduction in operating expenses from the first half of the year and a 17% reduction in the monthly debt liability, improved financial stability is expected for the near future.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA, which suffered from high payables and high tenant account receivables in 2002. Although the occupancy was stabilized, there was a cash flow deficit as a result of high operating expenses. The tax expense for 2002 was paid in full along with the 2001 tax deficit. The property was reassessed in 2002 and the reassessed value decreased the annual tax liability. As of December 31, 2003, there was no accounts payable balance and the tenant receivables were only $258.00. Through December 2003 the property is operating below break even with a debt service coverage ratio of .91.

Series 31

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at December 31, 2003 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 31 reflects a net loss from Operating Partnerships of $1,404,443. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $1,169,901. This is an interim period estimate; it is not indicative of the final year end results.

Seagraves Apartments, Limited Partnership (Western Hills Apartments) is a 16-unit family property located in Ferris, TX. Occupancy averaged 91% in 2002, but extremely high utility expenses caused the property to operate below breakeven. Occupancy dropped to 83% for the first quarter 2003 due to a rental increase that was implemented in January 2003. Occupancy averaged 90% for the fourth quarter of 2003. According to the Operating General Partner, the low occupancy earlier in the year was not a result of a lack of qualified applicants. During the summer of 2003, the property had to evict some tenants who were severely damaging units. Due to the damage, it took longer than normal to turn the units and get them re-rented. The increase in rental rates helped the property operate above breakeven in 2003. The Operating General Partner's focus is to stabilize occupancy in the mid 90s. The Investment General Partner will continue to monitor this property on a monthly basis.

Series 32

As of December 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2003, all of which were at 100% Qualified Occupancy

For the nine months being reported Series 32 reflects a net loss from Operating Partnerships of $1,099,527. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $786,996. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property was 100% occupied and had positive cash flow through the fourth quarter of 2003. The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits in 2003. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partners' personal guarantees remain in place.

Indiana Development Limited Partnership (Clear Creek Apartments) is a 64- unit development, located in North Manchester, Indiana. The property operated below breakeven as a result of low occupancy. Due to a downturn in the local economy, occupancy averaged 83% for the third quarter of 2003. Recently, numerous manufacturing plants have closed resulting in many tenants relocating to other areas to find employment. On October first Biggs Management took over as the management company. The new management company is locally based and deemed to have a better record of management success. Forth quarter numbers from Biggs Management have not been received to date.

Series 33

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 33 reflects a net loss from Operating Partnerships of $465,506. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $423,721. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The property's rural location and stagnant local economy has made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 91% for 2003. Management has changed to a utility provider that offers a more economical per/unit rate. In addition, added focus on expense allocation among all entities within the Stearns building presents a more precise income statement. The admission of Coastal Affordable, a nonprofit Operating General Partner, has allowed the property to benefit from the PILOT program, which will ultimately reduce the property's real estate tax liability. Also, the property's soft debt structure offers opportunity for positive cash flow on a monthly basis. With continued focus on occupancy, utility expenses, and a reduction in tax liability, Stearns Assisted should operate at breakeven in 2004.

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. The occupancy at this property averaged 85% for 2002 decreasing from the 2001 average of 99%. This was due to a downturn in the local economy. Occupancy has improved to 90% through the first 3 quarters of 2003. Resident retention on the property has been an issue as some vacating tenants are relocating into a nearby, subsidized housing project, which has rental assistance. The manager is aggressively marketing the property. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

Series 34

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 34 reflects a net loss from Operating Partnerships of $1,264,250. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $459,538. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operated below breakeven as a result of low occupancy, which averaged 82% for the third quarter of 2003. Fourth quarter numbers have been requested but not received. The Operating General Partner indicates that the local economy relies heavily on seasonal employment. These types of businesses have been negatively impacted by the overall downturn in the economy, which has resulted in higher than normal move-outs at the property.

Series 35

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 35 reflects a net loss from Operating Partnerships of $549,485. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $556,001. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 36 reflects a net loss from Operating Partnerships of $425,866. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $376,471. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the Operating General Partner and the management company, operations have demonstrated improvements. In 2002 rental increases combined with improved rental collections resulted in a 9.8% increase in rental revenues. Expenses, particularly maintenance costs, continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the high level of expense. In 2003, occupancy has slipped from the previous year's level, averaging 81.92% through December. The majority of the vacancies are in the elderly designated units where the occupancy rate is 76%. This has historically been the case as the senior population does not find the location a desirable one. There are no amenities in the area, and no transportation. Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy. The new staff has been in place for six months have just started to see improvements. Occupancy increased to 85% in December and will break 90% in January 2004. The staff has promoted events such as a food drive to bring the community together. A new ad has been running in the local paper offering the first month rent free at the Senior property. Management's goal is to reach occupancy of 95% by February. As a result of the vacancies, revenues are slightly below 2002 levels. Operating expenses are at increased levels in 2003. Air conditioning expense increased utility costs as late summer saw several days of triple digit heat. Maintenance expenses increased as management focused on completing some required capital improvements. Exterior painting of the buildings, sprinkler installation and repairs, and carpet replacement were some of the higher expenses noted. Management is confident that they will increase the occupancy levels, and the property will be able to breakeven going into the first quarter of 2004. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and property operations stabilize.

Series 37

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2003, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 37 reflects a net loss from Operating Partnerships of $475,114. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $578,757. This is an interim period estimate; it is not indicative of the final year end results.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities.

The property's rural location and stagnant local economy has made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 91% for 2003. Management has changed to a utility provider that offers a more economical per/unit rate. In addition, added focus on expense allocation among all entities within the Stearns building presents a more precise income statement. The admission of Coastal Affordable, a nonprofit Operating General Partner, has allowed the property to benefit from the PILOT program, which will ultimately reduce the property's real estate tax liability. Also, the property's soft debt structure offers opportunity for positive cash flow on a monthly basis. With continued focus on occupancy, utility expenses, and a reduction in tax liability, Stearns Assisted should operate at breakeven in 2004.

Series 38

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2003, all of which were at 100% qualified occupancy.

For the nine months being reported Series 38 reflects a net loss from Operating Partnerships of $466,203. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $327,968. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Series 39

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2003, all of which were at 100% Qualified Occupancy..

For the nine months being reported Series 39 reflects a net loss from Operating Partnerships of $648,122. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $37,968. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Series 40

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2003, all of which at 100% Qualified Occupancy.

For the nine months being reported Series 40 reflects a net loss from Operating Partnerships of $613,850. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $484,216. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Series 41

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 93.7%, respectively. The series had a total of 23 properties at December 31, 2003, all of which at 100% Qualified Occupancy.

For the nine months being reported Series 41 reflects a net loss from Operating Partnerships of $963,817. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $171,015. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Series 42

As of December 31, 2003 and 2002 the average Qualified Occupancy for the series was 96.9% and 88.8%, respectively. The series had a total of 21 properties at December 31, 2003. Out of the total 20 were at 100% Qualified Occupancy and 1 was in active lease-up.

For the nine months being reported Series 42 reflects a net loss from Operating Partnerships of $526,299. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $185,883. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. Initial lease-up progressed slowly at three of the buildings, which contain a total of 32 family units, however as of January 31, 2004, 31 of the 32 units were occupied. The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003, and as of January 31, 2004 23 of the 99 units were occupied. Due to slow lease-up of the family units, the Operating General Partner with the approval of the Investment General Partner hired a new property manager, Lockwood Property Management, ("Lockwood") on November 1, 2003. Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties. The property manager held a grand opening at the end of January, which attracted several potential residents. Deposits on 6 additional senior units were received in the first two weeks of February. Currently, the property is offering two months free rent on the senior units. The management agent will continue to attract prospective tenants and improve occupancy by increasing advertisements, outreach to senior organizations and working closely with the local Housing Authority. Lease-up completion is anticipated to occur in August, 2004.

Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 9 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $225,000 each. As a result, the property now has a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs. The Operating General Partner is in the process of negotiating a settlement with the general contractor. In the event that a portion or all of the $200,000 gap is required to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster. The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors of Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004.

The Operating Partnership's mortgage, taxes and insurance are current, and payables of less than $8,000 were outstanding as of December 31, 2003.

Series 43

As of December 31, 2003 and 2002 the average Qualified Occupancy was 80.8% and 81.5%, respectively. The series had a total of 21 properties at December 31, 2003. Out of the total 15 were at 100% Qualified Occupancy and 4 were in active lease-up. The series also had 2 properties that were still under construction at December 31, 2003.

For the nine months being reported Series 43 reflects a net loss from Operating Partnerships of $236,446. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $112,516. This is an interim period estimate; it is not indicative of the final year end results.

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

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. Initial lease-up progressed slowly at three of the buildings, which contain a total of 32 family units, however as of January 31, 2004, 31 of the 32 units were occupied. The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003, and as of January 31, 2004 23 of the 99 units were occupied. Due to slow lease-up of the family units, the Operating General Partner with the approval of the Investment General Partner hired a new property manager, Lockwood Property Management, ("Lockwood") on November 1, 2003. Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties. The property manager held a grand opening at the end of January, which attracted several potential residents. Deposits on 6 additional senior units were received in the first two weeks of February. Currently, the property is offering two months free rent on the senior units. The management agent will continue to attract prospective tenants and improve occupancy by increasing advertisements, outreach to senior organizations and working closely with the local Housing Authority. Lease-up completion is anticipated to occur in August 2004.

Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 9 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $225,000 each. As a result, the property now has a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs. The Operating General Partner is in the process of negotiating a settlement with the general contractor. In the event that a portion or all of the $200,000 gap is required to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster. The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors of Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004.

The Operating Partnership's mortgage, taxes and insurance are current, and payables of less than $8,000 were outstanding as of December 31, 2003.

Series 44

As of December 31, 2003 the average Qualified Occupancy was 100%. The series had a total of 9 properties at December 31, 2003. Out of the total 6 were at 100% Qualified Occupancy and 3 were still under construction. Since all of the properties were acquired after December 31, 2002, there is no comparative information to report.

For the nine months being reported Series 44 reflects a net loss from Operating Partnerships of $65,304. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $25,304. This is an interim period estimate; it is not indicative of the final year end results.

Series 45

As of December 31, 2003 the average Qualified Occupancy was 96.3%. The series had a total of 22 properties at December 31, 2003. Out of the total 13 were at 100% Qualified Occupancy and 3 were in active lease-up. The series also had 8 properties that were still under construction at December 31, 2003. Since all of the properties were acquired after December 31, 2002, there is no comparative information to report.

For the nine months being reported Series 45 reflects a net loss from Operating Partnerships of $3,519. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $573. This is an interim period estimate; it is not indicative of the final year end results.

Series 46

As of December 31, 2003 the series had a total of 4 properties all of which were still under construction. Since all of the properties were acquired after December 31, 2002, there is no comparative information to report.

Series 46 had not commenced operations as of September 30, 2003 therefore, it does not have Operating Partnership operations to report.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 20, 2004		By:	/s/ John P. Manning John P. Manning