Form 10-K
period 2004-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2004-07-14
CIK 913778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004 or

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

☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ACT)

YES	☐	NO	☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-K Parts	Document

Parts I, III as supplemented	January 3, 1994 Prospectus,

Parts II, IV	Form 8-K dated February 1, 1995
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
Form 8-K dated April 23, 1998
Form 8-K dated April 24, 1998
Form 8-K dated April 27, 1998
Form 8-K dated April 29, 1998
Form 8-K dated April 30, 1998
Form 8-K dated April 30, 1998
Form 8-K dated April 30, 1998
Form 8-K dated May 1, 1998
Form 8-K dated June 30, 1999
Form 8-K dated June 30, 1999
Form 8-K dated July 27, 1999
Form 8-K dated July 27, 1999
Form 8-K dated November 30, 1999
Form 8-K dated December 28, 1999
Form 8-K dated December 29, 1999
Form 8-K dated January 26, 2000
Form 8-K dated February 3, 2000
Form 8-K dated February 9, 2000
Form 8-K dated February 10, 2000
Form 8-K dated February 16, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September, 2002
Form 8-K dated September, 2002
Form 8-K dated September, 2002
Form 8-K dated October 21, 2002
Form 8-K dated June 3, 2003
Form 8-K dated October 21, 2002
Form 8-K dated June 3, 2003
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated May 29, 2003
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002

Form 10-K Parts	Document

Parts II, IV	Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2004

PART I

Item 1.                                     Business

Organization

Boston Capital Tax Credit Fund IV L.P. (the “Fund”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of October 5, 1993.  Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund’s general partner was reorganized as follows.  The General Partner of the Fund continues to be Boston Capital Associates IV L.P., a Delaware limited partnership.  The general partner of the General Partner is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation.  John P. Manning is the principal executive officer of C&M Management, Inc.  The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates.  The Assignor Limited Partner is BCTC IV Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective.  On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective.  On July 24, 2002 an amendment to Form S-11, which registered an additional 7,000,000 BAC’s for sale to the public became effective. On July 1, 2003 an amendment to Form S-11, which registered an additional 7,000,000 BAC’s for sale to the public became effective.  As of March 31, 2004, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BAC’s representing capital contributions of $836,177,880.

The Offering, including information regarding the issuance of BACs in series, is described on pages 144 to 149 of the Prospectus, as supplemented, under the caption “The Offering”, which is incorporated herein by reference.

Description of Business

The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.  Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 64 to 88 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2004 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 23 Operating Partnerships on behalf of Series 41, 21 Operating Partnerships on behalf of Series 42, 21 Operating Partnerships on behalf of Series 43, 8 Operating Partnerships on behalf of Series 44, 24 Operating Partnerships on behalf of Series 45 and 6 Operating partnerships on behalf of Series 46.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.                                     Properties

The Fund has acquired a Limited Partnership interest in 499 Operating Partnerships in 27 series, identified in the table set forth below.  The Apartment Complex owned by the Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  The Operating Partnership and the respective Apartment Complex is described more fully in the Prospectus.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Ashbury Apartments	Sioux Falls, SD	48	$1,250,000	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,323,685	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	787,459	8/94	3/95	100%	182,044

Breeze Cove Apts.	Port Washington, WI	64	1,815,519	5/94	10/94	100%	2,601,494

Cascades Commons Apts.	Sterling, VA	320	14,079,951	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	682,642	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando, FL	220	7,043,538	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,695,262	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,446,125	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	702,539	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	2,047,428	7/94	12/95	100%	1,281,690

Edison Lane Apartments	Edison, GA	24	710,581	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,711,665	8/94	1/95	100%	693,966

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Fairoaks Lane Apts.	Rincon, GA	44	$1,397,266	7/94	5/95	100%	$339,284

Floral Acres II	Waggaman, LA	32	1,018,798	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,313,071	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,913,590	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	676,481	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	734,960	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,242,384	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,787,981	6/94	8/95	100%	3,273,126

Parkside Apartments	Avondale, AZ	54	635,449	12/94	1/94	100%	282,547

Riverview Apartments	Franklinton, LA	47	1,670,262	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	927,350	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Atlantic City Apts.	Atlantic City, NJ	153	$5,175,000	9/94	10/95	100%	$2,500,000

Black River Run	Black River Falls, WI	48	1,166,046	10/94	12/94	100%	350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,080,851	8/94	4/95	100%	263,711

Creekside at Tasker’s Chance	Frederick, MD	120	4,689,852	10/94	9/95	100%	2,686,170

Forest Glen at Sully Station	Centreville, VA	119	5,657,528	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	1,095,166	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,818,004	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	704,960	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	752,264	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	602,117	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,305,866	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,191,754	10/94	12/94	100%	692,840

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
The Woods Apartments	Campton, NH	20	$1,006,764	8/94	10/94	100%	$269,500

Tower View Apartments	Tower City, PA	25	1,110,230	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Albemarle Village	Hertford, NC	36	$1,422,836	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,718,412	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,581,322	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,231,153	6/95	9/95	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	1,166,046	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,430,848	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	7,043,538	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,396,533	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,475,804	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,463,892	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,249,614	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	806,016	10/95	12/96	100%	752,156

Fonda Terrace	Fonda, NY	24	1,007,216	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	715,700	12/96	5/97	100%	571,829

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Kimbark 1200 Apts.	Longmont, CO	48	$1,950,493	9/95	12/95	100%	$321,843

Kingsway Apartments	Swedsboro, NJ	36	1,793,366	7/95	11/01	100%	46,290

Lake City Apartments	Lake City, PA	44	1,271,588	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,343,155	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,527,550	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	428,926	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	946,794	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	839,568	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	537,323	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	995,875	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	818,539	12/94	2/95	100%	818,770

Salem Wood Apartments	Salemburg, NC	24	931,701	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,794,526	12/94	6/95	100%	1,810,416

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Twin City Villa	Festus, MO	40	$1,334,900	1/95	11/95	100%	$679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04

Apple Village	Edmond, OK	160	$3,718,412	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,581,322	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,475,804	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,463,892	2/95	12/95	100%	264,007

Columbia Commons	Hempstead, NY	37	1,126,116	5/95	5/95	100%	1,501,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	1,973,509	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,148,252	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	798,440	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	629,500	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,950,493	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,435,547	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	896,576	1/95	1/95	100%	219,045

Mid City Apartments	Jersey City, NJ	58	2,773,413	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	656,650	5/95	2/95	100%	104,728

Property Name	Location	Units	Mortgage Balance as of 12/31/03		Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04

Philmont Terrace	Philmont, LA	32	$1,477,588		5/95	5/95	100%	$370,750

Riverview Apartments	St. Louis, MO	42	1,134,021		8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,791,267		6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,703,602		7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach, ME	88	2,800,000		1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,334,900		2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,511,032		5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10		**	7/95	11/95	100%		**

Woodland Hills	Roland, OK	10	397,881		7/95	6/95	100%	274,540

**  Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units.  Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Autumn Ridge Apartments	Shenandoah, VA	34	$1,515,491	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,108,333	12/95	11/96	100%	223,280

Brownsville Apartments	Brownsville, TN	36	1,182,598	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	604,142	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	604,142	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	2,352,500	5/97	12/97	100%	679,577

Cooper’s Crossing	Irving, TX	93	3,441,264	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,237,075	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,611,861	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,116,950	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,019,255

Lake Apts I	Fargo, ND	24	586,531	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	852,141	11/95	4/96	100%	110,902

Laurelwood Park Apts.	High Point, NC	100	2,279,621	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	7,310,060	5/96	3/97	97%	1,220,537

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
New Hilltop Apartments	Laurens, SC	72	$1,655,332	11/95	11/95	100%	$450,039

North Hampton Pl.	Columbia, MO	36	735,530	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	178,476	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,373,829	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,744,970	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,212,381	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,193,187	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,205,460	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	3,201,242	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Dogwood Park Apts.	Athens, GA	127	$2,502,448	12/95	10/96	100%	$3,538,760

Dunlap Acres	West Point, MS	50	1,032,632	9/96	4/96	100%	522,160

Century East II Apts.	Bismark, ND	24	512,278	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,207,991	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	803,915	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	835,861	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,214,295	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,279,621	2/96	10/96	100%	946,539

Lenox Ave. Apts.	Manhattan, NY	18	485,103	10/96	9/97	100%	903,792

Madison Park IV	Boston, MA	143	7,310,060	5/96	3/97	97%	2,169,843

Main Everett Apts.	New Rochelle, NY	11	594,763	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	974,866	2/97	2/98	100%	199,951

Mary Ryder Home	St. Louis, MO	48	7,612	1/97	6/96	100%	1,591,573

Osborne Apts.	White Plains, NY	7	410,758	6/96	12/96	100%	522,325

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Rose Square	Connellsville, PA	11	$385,075	10/96	2/97	100%	$288,209

Rosewood Estates, II	Bladenboro, NC	16	671,705	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,113,884	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,248,251	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	1,718,937	4/96	3/97	100%	1,031,269

Sutton Place	Indianopolis, IN	360	5,870,000	11/96	10/97	100%	647,751

Washington Arms	Dayton, OH	93	1,706,100	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	3,201,242	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Academy Apts.	West Point, VA	32	$1,151,974	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	1,541,823	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	927,634	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	1,023,436	2/97	1/97	100%	573,912

Butler Estates	Leesville, LA	10	163,019	8/96	10/96	100%	77,627

Calgory Apts. I	Bismark, ND	24	602,729	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	605,964	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	599,168	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	745,237	8/96	10/96	100%	475,965

Country Edge Apts.	Fargo, ND	48	1,020,641	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	754,027	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	524,522	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	544,271	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledge-ville, GA	61	1,500,000	5/96	1/97	100%	1,477,023

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Edgewood Estates Apts.	Edgewood, TX	22	$601,745	6/97	11/96	100%	$173,436

Esche Street SRO	Trenton, NJ	104	2,233,602	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,116,826	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	1,037,956	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	9,000,665	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,265,621	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	4,439,704	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,361,436	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,223,910	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	616,918	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	591,088	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	1,096,718	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,728,312	1/97	5/97	100%	437,448

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Little Valley Est.	Little Valley, NY	24	$1,137,804	1/97	4/97	100%	$284,257

Maxton Green Apts.	Maxton, NC	32	954,209	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	1,098,809	3/96	6/97	100%	896,695

Mason Manor Apts.	Mason, TN	24	919,716	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	656,537	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	813,266	8/96	9/96	100%	455,212

Nordhoff Apts.	North Hills, CA	38	1,949,906	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	5,000,000	11/98	12/99	100%	835,861

Powell Valley Village	Jonesville, VA	34	722,669	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	830,656	8/96	12/96	100%	428,742

T.R. Bobb Apts.	New Iberia, LA	30	674,110	8/96	12/96	100%	428,742

Timmons-Ville Green Apts.	Timmonsville, SC	32	1,059,039	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,145,448	5/96	11/96	100%	349,889

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Village Estates Apts.	Victoria, VA	32	$1,144,535	4/97	10/98	100%	$270,204

Village Green Apts.	Gloucester, VA	32	1,138,855	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,100,692	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,028,601	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	792,293	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
AHAB Rental Units Phase II	Springfield, MO	17	$477,007	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	976,009	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	888,494	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	798,126	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	6,369,925	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	1,221,802	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	11,066,045	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	487,834	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	586,321	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	858,997	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,487,985	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	9,200,000	11/99	6/99	100%	115,311

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Pear Village Apts.	Leitchfile, KY	16	$489,779	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	5,606,330	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	8,936,527	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	846,385	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
1374 Boston Road L.P.	New York, NY	15	$457,504	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	633,979	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	952,899	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	902,890	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	898,796	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	728,491	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	922,848	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	963,131	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	1,017,668	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	3,043,857	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	993,042	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	899,402	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	1,982,404	2/98	2/98	100%	3,809,335

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Park Plaza I & II	West Memphis, AR	128	$2,903,982	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,178,845	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	8,821,416	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,329,187	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	5,282,387	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	659,130	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	4,058,085	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	1,096,796	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	641,675	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	742,683	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	371,651	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	196,321	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
The Arbor Park Apts.	Jackson, MS	160	$5,640,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,841,946	7/97	11/98	100%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	2,023,027	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	587,871	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	390,651	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,357,146	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,309,335	8/98	4/99	100%	1,199.141

Edgewood Apts.	Baker, LA	72	1,951,621	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	495,964	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,521,340	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	797,847	2/97	7/97	100%	676,576

Lombard Heights Apts.	Springfield, MO	24	955,294	10/98	7/98	100%	302,808

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Lutkin Bayou Apts.	Drew, MS	36	$815,590	11/97	6/97	100%	$192,283

Nacogdoches Plaza Apts.	Nacodgoches, TX	70	1,532,483	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	671,350	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	9,200,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,088,265	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	374,616	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	452,953	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	499,963	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	786,647	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,525,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Broadway Place Apts.	Hobbs, NM	32	$988,606	2/98	12/98	100%	$1,837,527

Byam Village	Waterbury, CT	46	883,070	2/97	2/98	100%	426,008

Country Estates Apts.	Farmville, VA	24	885,587	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	369,584	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	770,091	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,807,564	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,538,023	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,489,676	8/97	9/98	100%	408,634

Mesa Grande Apts.	Carlsbad, NM	72	1,941,054	2/98	12/98	100%	2,160,782

Millwood Park Apts.	Douglasville, GA	172	8,085,135	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,455,521	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	805,004	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	648,013	4/99	11/99	100%	834,557

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Park Trace Apts.	Jackson, TN	84	$1,600,170	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,858,966	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	603,207	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	1,084,696	8/97	10/98	67%	337,545

Trinity Life Gardens	Pueblo, CO	44	1,260,981	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	912,994	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	703,769	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Bent Tree Apts.	San Angelou, TX	112	$2,617,155	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	604,927	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	805,634	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,124,307	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	374,969	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,789,576	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	649,692	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	714,186	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	513,022	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	758,144	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,220,729	11/97	7/98	100%	786,614

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Lakeview Court	City of Little Elm, TX	24	$437,783	11/97	1/99	100%	$83,390

Mesquite Trails	Jacksboro, TX	35	672,052	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,601,180	9/97	10/98	100%	706,503

Nottoway Manor	Blackstone, VA	28	855,804	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,551,085	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	882,053	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	754,740	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	12,790,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	772,994	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	2,083,852	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	834,308	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,292,043	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	821,414	12/97	6/98	100%	328,693

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Summerdale Commons Phase II	Atlanta, GA	108	$3,712,516	12/98	4/99	100%	$2,496,904

Western Hills Apts.	Ferris, TX	16	445,923	5/00	9/00	100%	77,706

Windsor Park Apts.	Jackson, MS	279	7,500,000	11/97	3/99	100%	2,346,847

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03		Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Carriage Pointe Apts.	Old Bridge, NJ	18	$7,290,860		1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	69,673		1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,350,940		4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	883,470		6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,523,838		7/98	9/99	100%	1,884,358

Columbia Luxar	Dallas, TX	125	3,554,297		8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000		6/98	12/99	100%	2,911,900

Gilette Manor	Sayreville, NJ	100		**	1/98	1992	100%		**

Hallman Court Apts.	Rochester, NY	77	9,000,665		1/99	7/00	100%	266,536

Martinsville Apts.	Shelbyville, KY	125	413,678		8/99	2/00	100%	345,791

Parkside Plaza Apts	New York, NY	39	1,332,545		7/99	5/01	100%	2,611,014

Park Ridge Apts.	Jackson, TN	136	5,000,000		11/98	12/99	100%	1,637,102

Park Village Apts.	Athens, TN	80	1,178,845		10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	934,848		2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	212,649		5/01	11/01	100%	51,582

Property Name	Location	Units	Mortgage Balance as of 12/31/03		Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Pecan Manor Apts.	Natchitoches, LA	40	$774,011		7/98	10/98	100%	$1,501,914

Pineridge Apts.	Franklinton, LA	40	793,079		7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	902,258		5/98	5/00	100%	1,973,594

Woodhaven Apts.	S. Brunswick, NJ	80		**	1/98	1995	100%		**

**               3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03		Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Bradford Park Apts.	Southhaven, MS	208	$9,790,000		10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,042,559		10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	7,290,860		3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	3,554,297		8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	3,031,434		3/98	7/99	100%	3,652,119

Gilette Manor	Sayreville, NJ	100		**	1/98	1992	100%		**

Harbor Pointe	Benton Harbor, MI	84	1,521,340		1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,918,650		10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,487,985		5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500		12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	875,028		7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80		**	1/98	1995	100%		**

**     3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Abby Ridge Apts.	Elizabethtown, KY	24	$461,372	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	841,824	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	490,422	1/99	12/99	100%	1,820,797

Boerne Creekside Apts.	Boerne, TX	71	1,998,048	11/98	6/00	100%	2,303,497

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,655,188	10/98	12/99	100%	2,087,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	640,834

Kerrville Meadows Apts.	Kerrville, TX	72	1,558,102	11/98	4/00	100%	2,329,758

Merchant Court Apts.	Dallas, GA	192	5,918,650	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	8,085,135	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	766,862	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,019,341	10/98	4/99	100%	753,362

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Summer Park Apts.	Jackson, MS	216	$10,550,000	10/99	6/00	100%	$1,106,814

Washington Courtyards	Houston, TX	74	2,807,709	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Ashton Cove Apts.	Kingsland, GA	72	$1,927,473	1/00	4/00	100%	$2,557,680

Autumn Park	Dickson, TN	104	5,000,000	4/99	12/99	100%	1,463,162

Brazoswood Apts.	Clute, TX	72	1,975,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	4,379,943	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,932,138	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,580,084	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	837,718	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,762,564	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	408,633	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,807,709	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	5,371,085	12/99	8/00	100%	3,229,037

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Annadale Apts.	Fresno, CA	222	$11,572,097	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,625,042	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	3,318,040	8/99	11/99	100%	530,154

Nowata Village	Nowata, OK	28	1,252,801	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,240,541	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	3,266,667	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,382,830	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	449,091	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,371,085	12/99	8/00	100%	3,229,037

Willowbrook Apts.	Lafayette, LA	40	1,030,601	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	682,108	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Ashton Ridge Apts.	Jackson, MS	144	$2,625,042	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,923,000	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	4,379,943	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,382,830	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	4,544,340	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	10,550,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Andover Crossing Apts.	Andover, KS	80	$2,586,314	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	1,766,499	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,235,201	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,566,663	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,101,664	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	493,304	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,574,057	4/00	7/01	100%	6,020,750

Vanderbilt Apts.	Edna, TX	12	323,208	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	908,231	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	951,008	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Capital Contributions Paid Through 3/31/04
Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$1,766,499	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,801,436	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	867,821	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,566,663	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	797,919	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	911,670	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,200,000	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	577,563	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	817,284	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	897,619	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,923,000	8,01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	872,511	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	784,142	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,224,708	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	586,429	2/01	6/01	100%	1,836,027

Mason’s Point Apts.	Hopkinsville, KY	41	1,209,948	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,578,846	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,357,780	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,245,715	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,350,732	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	369,835	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	532,759	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,820,440	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	27,059,787	6/02	10/01	100%	574,922

Western Gardens Apts.	Dequincey, LA	48	1,294,066	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Bienville Apts.	Ringhold, LA	32	$809,024	12/01	11/01	100%	$488,488

Breeze Cove Apartments	Port Washington, WI	64	1,815,519	4/03	10/94	100%	148,559

Breezewood Villas I	Frederiksted, VI	12	997,858	10/01	6/02	100%	494,361

Brookstone Place II Apts.	Port Huron, MI	72	2,462,239	8/01	8/02	100%	3,092,382

Cascades Crossing	Sterling, VA	320	14,079,951	4/03	10/95	100%	734,116

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,062,732	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	997,827	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,854,417	7/02	12/03	100%	432,816

Forest Glen Village	Vidalia, GA	46	1,313,071	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	387,784	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,672,163	8/01	10/02	100%	2,043,005

Hollywood Palms Apts.	San Diego, CA	94	8,231,711	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,348,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	13,117,845	7/01	8/02	100%	1,177,512

Meadowside Apts.	Milo, NY	40	1,578,846	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	412,829	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	729,623	5/02	6/01	100%	545,979

Palisades Park	Fulton, IL	16	550,520	5/02	9/01	100%	396,061

Red Hill Apts. I	Farmerville, LA	32	834,992	11/01	6/01	100%	502,692

Sandalwood Apartments	Toppenish, WA	20	995,738	5/02	7/01	100%	293,983

Southpark Apts. II	Newton, KS	60	1,567,786	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	27,059,787	6/02	10/01	100%	702,682

Sunshine Village Apts.	Elizabethtown, KY	32	883,682	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Bellamy Mills Apartments	Dover, NH	30	1,529,994	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	997,839	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	1,277,500	7/02	12/03	100%	370,280

Centenary Towers Apts.	St. Louis, MO	100	2,352,500	4/03	12/97	100%	110,749

Clifton Family Housing	Clifton, CO	51	2,560,000	7/02	12/03	100%	610,613

Cooper’s Crossing Apartments	Los Colinas, TX	93	3,577,276	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,458,103	4/02	8/03	50%*	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,672,163	4/02	10/02	100%	1,541,290

Helios Station	Lafayette, CO	30	2,606,000	7/02	12/03	100%	380,035

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	8,231,711	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,595,141	3/02	9/02	100%	2,009,976

Natchez Place Apartments	Natchez, MS	32	838,079	8/02	11/01	100%	554,881

Northfield Housing, LP	Jackson, MS	5	178,476	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,744,970	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	791,878	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,549,684	1/02	9/02	100%	478,876

Strawberry Lane Apts.	Clayton, NY	71	2,120,818	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	2,257,344	7/02	12/03	100%	527,524

Tiffany Square	Lakewood, CO	52	2,033,877	7/02	12/03	100%	338,290

Wingfield Apartments II	Kinder, LA	42	604,307	8/02	11/01	100%	1,209,017

*Property was in lease-up phase as of March 31,2004.

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Alexander Mill Apartments	Lawrenceville, GA	224	13,800,000	12/02	1/03	100%	$1,489,686

Aspen Meadows	Aurora, CO	100	3,815,000	9/02	12/03	100%	1,035,052

Ashbury Park	Aurora, CO	44	2,500,000	9/02	12/03	100%	523,083

Bohannon Place Apts.	Bowling Green, KY	12	450,000	5/03	10/03	100%	800,413

Carpenter School	Natchez, MS	38	1,489,481	1/03	12/03	100%	1,088,472

Charlevoix Apartments	Charlevoix, MI	40	1,265,376	9/02	11/02	100%	302,357

Cloverlane Apartments	Lakeview, MI	24	463,817	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,458,103	9/02	8/03	50%*	2,500,823

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	1,646,864

Gilbert Apts.	Corbin, KY	40	887,000	7/03	U/C	N/A	1,668,480

Hollywood Palm Apartments	San Diego, CA	94	8,231,711	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,588,076	9/02	12/03	100%	419,391

Lakewood Apartments	Saranac, MI	24	843,017	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	451,022	4/03	U/C	N/A	202,872

Library Square Apts.	Mandan, ND	46	1,955,117	9/03	8/03	96%*	1,984,037

Parkside Apartments	Coleman, MI	40	989,718	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	751,597	9/02	02/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	1,039,732	9/02	3/03	100%	594,337

Sheridan Gardens	Englewood, CO	48	2,063,787	9/02	12/03	100%	470,860

Stottville Court Apartments	Stockport, NY	28	1,117,249	9/02	5/03	100%	919,688

Strawberry Lake Apts.	Norway, MI	32	1,092,887	7/03	12/03	100%	616,273

U/C=Property was under construction as of March 31, 2004.

*Property was in lease-up phase as of March 31,2004.

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03		Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Alexander Mills Apts.	Lawrenceville, GA	224	13,800,000		2/03	1/03	100%	$1,820,730

Aurora Village Sr.	Aurora, CO	100	4,691,312		2/03	3/03	100%	1,439,680

Families First II	W. Memphis, AR	66	2,757,240		5/03	U/C	N/A	1,886,623

Memphis 102	Memphis, TN	102	-0-		5/03	U/C	N/A	3,144,686

Northrock Apts. III	Topeka, KS	32	1,031,206		6/03	11/03	100%	1,442,277

Orchard Manor Apts.	Ukiah, CA	64	7,353,274		10/03	9/03	100%	2,231,125

Orchard River Apts.	Ukiah, CA	48		**	10/03	7/03	100%		**

Oxford Manor Apts.	New Oxford, PA	32	1,361,769		3/03	5/03	100%	454,862

River Gardens Apts.	Fort Bragg, CA	48		**	10/03	11/03	100%		**

Villages at Aspen Club	Bealton, VA	30	2,834,678		4/03	10/03	100%	1,208,087

**               3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units.  Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

U/C=Property was under construction as of March 31, 2004.

*Property was in lease-up phase as of March 31,2004.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Baldwin Villas Apts.	Pontiac, MI	65	4,923,000	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	N/A	7/03	U/C	N/A	-0-

Breezewood Villas II	Frederiksted, VI	12	997,839	12/03	8/03	100%	53,729

Brookside Park	Atlanta, GA	200	2,551,800	12/03	U/C	N/A	2,200,134

Brookside Square	Boykins, VA	32	1,161,687	7/03	U/C	N/A	-0-

Brookstone Place II Apts.	Port Huron, MI	72	2,462,239	12/03	8/02	100%	100,874

Chevy Place/Hallman Court	Rochester, NY	77	9,000,665	12/03	7/00	100%	81,177

Fairview Manor	Childress, TX	48	853,039	5/03	3/04	0%*	710,529

Harbet Avenue LP	Cedar Rapids, IA	28	N/A	12/03	8/03	100%	1,139,000

Harbot Pt. II Apts.	Benton Township, MI	72	1,672,163	12/03	10/02	100%	179,234

Heritage Christian Home III	Brighton, NY	12	N/A	12/03	U/C	0%*	160,000

Kings Pt. Apts.	Sheridan, CO	50	2,525,000	8/03	12/03	100%	565,058

La Mirage Apts.	Borger, TX	12	994,173	8/01	10/03	63%*	635,897

Lakeview Station Apts.	Shepardsville, KY	28	842,513	7/03	9/03	100%	1,395,240

Lawrence-ville Manor Apts.	Lawrenceville, VA	24	N/A	7/03	U/C	N/A	-0-

Lincoln Apts.	Shinnston, WV	32	950,000	10/03	12/03	100%	611,051

Lone Terrace Apts.	Lone Grove, OK	32	848,871	7/03	1/04	100%	290,564

Lorie Village	Bowling Green, KY	32	955,007	7/03	11/03	100%	1,093,857

Marina Woods Apts.	Halfmoon, NY	32	1,348,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	994,577	7/03	12/03	100%	301,443

Orchard View Apst.	Farmington, MO	40	1,000,000	7/03	U/C	N/A	1,904,046

Ridge Crest Apts.	St. Louis, MO	83	4,947,801	8/03	U/C	N/A	918,732

Sulphur Terrace Apts.	Sulphur, OK	32	850,134	7/03	1/04	100%	279,546

University Plaza Sr. Complex	Greely, CO	34	975,442	7/03	9/03	100%	298,544

U/C=Property was under construction as of March 31, 2004.

*Property was in lease-up phase as of March 31,2004.

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq. Date	Const Comp.	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Jacksonville Square Apts.	Jacksonville, TX	44	$1,131,723	11/03	U/C	N/A	$495,508

Kensington Heights Apts.	Kansas City, MO	126	4,900,000	10/03	U/C	N/A	701,736

Ocean East Housing	Portland, ME	32	N/A	2/04	U/C	N/A	964,279

Panola Apts.	Carthage, TX	32	809,004	12/03	U/C	N/A	288,483

Rosehill Apts.	Topeka, KS	46	990,138	12/03	U/C	N/A	1,524,302

Wagoner Village	Wagoner, OK	31	N/A	1/04	1/04	90%	214,356

U/C=Property was under construction as of March 31, 2004.

*Property was in lease-up phase as of March 31,2004.

Item 3.             Legal Proceedings

None.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.             Market for the Fund’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests

(a)          Market Information

The Fund is classified as a limited partnership and thus has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)         Approximate number of security holders

As of March 31, 2004, the Fund has 43,772 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 20 consists of 2,351 investors holding 3,866,700 BACs, Series 21 consists of 1,181 investors holding 1,892,700 BACs, Series 22 consists of 1,651 investors holding 2,564,400 BACs, Series 23 consists of 2,112 investors holding 3,336,727 BACs, Series 24 consists of 1,301 investors holding 2,169,878 BACs, Series 25 consists of 1,790 investors holding 3,026,109 BACs, Series 26 consists of 2,330 investors holding 3,995,900 BACs, Series 27 consists of 1,355 investors holding 2,460,700 BACs, Series 28 consists of 2,071 investors holding 4,000,738 BACs, Series 29 consists of 2,264 investors holding 3,991,800 BACs, Series 30 consists of 1,377 investors holding 2,651,000 BACs, Series 31 consists of 2,193 investors holding 4,417,857 BACs, Series 32 consists of 2,354 investors holding 4,754,198 BACs, Series 33 consists of 1,309 investors holding 2,636,533 BACs, Series 34 consists of 1,793 investors holding 3,529,319 BACs, Series 35 consists of 1,737 investors holding 3,300,463 BACs, Series 36 consists of 1,042 investors holding 2,106,837 BACs, Series 37 consists of 1,171 investors holding 2,512,500 BACs, Series 38 consists of 1,256 investors holding 2,543,100 BACs, Series 39 consists of 1,020 investors holding 2,292,152 BACs, Series 40 consists of 1,131 investors holding 2,630,256 BACs, Series 41 consists of 1,425 investors holding 2,891,626 BACs, Series 42 consists of 1,269 investors holding 2,744,262 BACs, Series 43 consists of 1,701 investors holding 3,637,987 BACs, Series 44 consists of 1,307 investors holding 2,701,973 BACs, Series 45 consists of 1,842 investors holding 4,014,367 BACS and Series 46 consists of 1,439 investors holding 2,980,998 BACS at March 31, 2004

(c)          Dividend history and restriction

The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 5, 1993 through March 31, 2004.

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

Operations	2004	2003	2002	2001	2000
Interest & Other Income	$1,197,911	$1,111,234	$926,439	$2,478,585	$3,089,965

Share of Loss of Operating Partnerships	(32,079,974)	(26,840,274)	(30,093,432)	(27,258,366)	(22,255,032)

Operating Expenses	(16,982,034)	(8,633,964)	(7,077,762)	(6,872,178)	(7,491,481)

Net Income (Loss)	$(47,864,097)	$(34,363,004)	$(36,244,755)	$(31,651,959)	$(26,656,548)

Net Income (Loss) per BAC	$(.60)	$(.49)	$(.54)	$(.52)	$(.47)

Balance Sheet	2004	2003	2002	2001	2000

Total Assets	$544,650,665	$515,493,920	$493,374,022	$477,547,823	$478,148,369

Total Liabilities	$54,613,124	$51,517,741	$57,058,109	$53,445,738	$62,060,171

Partners’ Capital	$490,037,541	$463,976,179	$436,315,913	$424,102,085	$416,088,198

Other Data

Tax Credits per BAC for the Investors Tax Year, the Twelve Months Ended December 31, 2003, 2002, 2001, 2000, and 1999	$.94	$.95	$.97	$.96	$.78

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

The Fund had entered into a line of credit financing agreement with Fleet National Bank whereby the Fund could borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships.  Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line.  The repayment of any draws is anticipated to be made once the Fund has received sufficient investor proceeds.  Repayments on the line were tied to specific Operating Partnerships, which are then released as collateral by the bank.  The obligations under the line of credit were non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged.  As of March 31, 2004 the Fund was no longer a party to the line of credit.

The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it’s investors.  The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations.  Many of the investments sold during the years ended March 31, 2003 and 2004 were yielding coupon rates higher than market rates.  A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates.  In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments, thereby maximizing safety of principal.

Capital Resources

The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993.  The Fund received and accepted subscriptions for $836,177,880 representing 83,651,080 BACs from investors admitted as BAC Holders in Series 20 through 46 of the Fund.  On December 19, 2003 the Fund concluded its public offering of BACs in Boston Capital Tax Credit Fund IV L.P.

(Series 20).  The Fund commenced offering BACs in Series 20 on January 21, 1994.  The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20.  Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

During the fiscal year ended March 31, 2004, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $28,614,472 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 20 has outstanding contributions payable to one operating partnership in the amount of $388,026 as of March 31, 2004. Of the amount outstanding, $252,771 has been advanced to the Operating Partnership.  The advance will be converted to capital and the remaining contributions of $135,255 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 21).  The Fund commenced offering BACs in Series 21 on July 5, 1994.  The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21.  Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2004, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships. Series 21 has outstanding contributions payable to 2 operating partnerships in the amount of $457,642 as of March 31, 2004, all of which has been loaned to the Operating Partnerships.  The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 22).  The Fund commenced offering BACs in Series 22 on October 12, 1994.  The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22.  Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2004, $1,500 of Series 22 net offering proceeds were used to pay installments of its capital contributions to 1 of the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 26 of the Operating Partnerships. Series 22 has outstanding contributions payable to 3 operating partnerships in the amount of $479,496 as of March 31, 2004, all of which has been loaned to the Operating Partnerships.  The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 23).  The Fund commenced offering BACs in Series 23 on January 10, 1995.  The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23.  Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2004, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 23 has outstanding contributions payable of $117,796 as of March 31, 2004 to 3 operating partnerships, all of which has been advanced or loaned to the Operating Partnerships.  The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 24).  The Fund commenced offering BACs in Series 24 on June 9, 1995.  The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24.  Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2004, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,980,238 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 24 has outstanding contributions payable to 4 operating partnerships in the amount of $368,239 as of March 31, 2004.  Of the amount outstanding, $358,239 has been advanced or loaned to the Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 25).  The Fund commenced offering BACs in Series 25 on September 30, 1995.  The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25.  Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2004, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539 and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 25 has outstanding contributions payable to 5 Operating Partnerships in the amount of $943,704 as of March 31, 2004. Of the amount outstanding, $706,465 has been advanced to some of the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $237,239 will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 26).  The Fund commenced offering BACs in Series 26 on January 18, 1996.  The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2004, the Fund used $41,895 of Series 26 net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,446,327 and the Fund had completed payment of all installments of its capital contributions to 35 of the Operating Partnerships. Series 26 has outstanding contributions payable to 10 Operating Partnerships in the amount of $1,443,838, as of March 31, 2004.  Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $43,778, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 27).  The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2004, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 27 has outstanding contributions payable to 3 operating partnerships in the amount of $39,749 as of March 31, 2004.  Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships.  The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 28).  The Fund commenced offering BACs in Series 28 on September 30, 1996.  The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2004, the Fund used $107,815 of Series 28 net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,211,996 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 operating partnerships in the amount of $40,968 as of March 31, 2004.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 29).  The Fund commenced offering BACs in Series 29 on February 10, 1997.  The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC Holders in Series 29.  Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2004, the Fund used $218,052 of Series 29 net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 29 has outstanding contributions payable to 4 operating partnerships in the amount of $86,718 as of March 31, 2004. Of the amount outstanding, $20,935 has been loaned to one of the Operating Partnerships.  The loan will be converted to capital and the remaining contributions of $65,783 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series 30.  Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2004, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,872, and the Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 operating partnerships in the amount of $128,167 as of March 31, 2004.  The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 31).  The Fund commenced offering BACs in Series 31 on September 11, 1997.  The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC Holders in Series 31.  Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2004, the Fund used $10,000 of Series 31 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,188,856 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 31 has outstanding contributions payable to 7 Operating Partnerships in the amount of $695,771 as of March 31, 2004.  Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships.

In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $55,097, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 32).  The Fund commenced offering BACs in Series 32 on January 19, 1998.  The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC Holders in Series 32.  Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2004, the Fund used $42,167 of Series 32 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $33,955,675 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships. Series 32 has outstanding contributions payable to 6 Operating Partnerships in the amount of $902,467 as of March 31, 2004.  Of the amount outstanding, $488,244 has been advanced or loaned to some of the Operating Partnerships.  In addition, $125,000 has been funded into escrow accounts on behalf of another other Operating Partnership.  The loans will be converted to capital and the remaining contributions of $289,223, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2004, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,099 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $202,285 as of March 31, 2004.  Of the amount outstanding, $74,635 has been loaned to one of the Operating Partnerships.  In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership.  The loans will be converted to capital and the remaining contributions of $2,650, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 34).  The Fund commenced offering BACs in Series 34 on September 22, 1998.  The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC Holders in Series 34.  Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2004, the Fund used $10,000 of Series 34 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,977 and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 34 has outstanding contributions payable 5 Operating Partnerships in the amount of $85,968 as of March 31, 2004.  Of the amount outstanding, $11,473 has been advanced to the Operating Partnerships.  The advances will be converted to capital and the remaining contributions of $74,495 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 35).  The Fund commenced offering BACs in Series 35 on February 22, 1999.  The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC Holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2004, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,390 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 35 has outstanding contributions payable to 3 Operating Partnerships in the amount of $603,740 as of March 31, 2004.  Of the amount outstanding, $422,173 has been loaned or advanced to some of the Operating Partnerships.  In addition, $10,855 has been funded into an escrow account on behalf of another Operating Partnership.  The loans and advances will be converted to capital and the remaining contributions of $170,172, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 36).  The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC Holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2004, the Fund used $22,431 of Series 36 net offering proceeds to pay installments of its capital contributions to 1 of the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,044, and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 36 has outstanding contributions payable to 2 Operating Partnerships in the amount of $675,998 as of March 31, 2004, all of which has been loaned or advanced to the Operating Partnerships. The loan and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 37).  The Fund commenced offering BACs in Series 37 on October 29, 1999.  The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC Holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2004, the Fund used $201,744 of Series 37 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,143 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $155,363 as of March 31, 2004, all of which has been loaned to the Operating Partnership.  The loan will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 38).  The Fund commenced offering BACs in Series 38 on February 1, 2000.  The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC Holders in Series 38.  Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2004, the Fund used $7,651 of Series 38 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 38 has outstanding contributions payable to 1 Operating Partnership in the amount of $117,735 as of March 31, 2004.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2004, the Fund used $161,805 of Series 39 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,495 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2004, the Fund used $161,442 of Series 40 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $152,424 as of March 31, 2004.  Of the amount outstanding, $143,730 has been advanced to one of the Operating Partnerships.  The advances will be converted to capital and the remaining contributions of $8,694 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2004, the Fund used $1,054,035 of Series 41 net offering proceeds pay installments of its capital contributions to 9 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631 and the Fund had completed payment of all installments of its capital contributions to 18 Operating Partnerships.  Series 41 has outstanding contributions payable to 5 Operating Partnerships in the amount of $838,164 as of March 31, 2004.  Of the amount outstanding, $225,670 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $612,494 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2004, the Fund used $3,498,335 of Series 42 net offering proceeds to pay installments of its capital contributions to 15 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 42 had been used to invest in 21 Operating Partnerships in an aggregate amount of $19,923,505, and the Fund had completed payment of all installments of its capital contributions to 11 Operating Partnerships.  Series 42 has outstanding contributions payable to 10 Operating Partnerships in the amount of $2,026,211 as of March 31, 2004. Of the amount outstanding, $163,677 has been advanced or loaned to the Operating Partnerships. The loan and advances will be converted to capital and the remaining contributions of $1,862,535 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 43).  The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC Holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2004, the Fund used $10,710,968 of Series 43 net offering proceeds to pay initial installments of its capital contributions to 20 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 43 had been used to invest in 21 Operating Partnerships in an aggregate amount of $25,759,559, and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships.  Series 43 has outstanding contributions payable to 15 Operating Partnerships in the amount of $4,608,555 as of March 31, 2004. Of the amount outstanding, $552,683 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $4,055,872 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2004, the Fund used $268,451 of Series 43 net offering proceeds to acquire 1 limited partnership equity interests in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. During the fiscal year ended March 31 2003, the Fund used $805,160 of Series 43 net offering proceeds to acquire 7 limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investments are reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 44).  The Fund commenced offering BACs in Series 44 on January 14, 2004. The Fund received and accepted $27,019,730 representing 2,701,973 BACs from investors admitted as BAC Holders in Series 44. Offer and sales of BACs in Series 44 were completed on April 30, 2003.

During the fiscal year ended March 31, 2004, the Fund used $10,573,914 of Series 44 net offering proceeds to pay initial installments of its capital contributions to 8 Operating Partnership.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 44 had been used to invest in 8 Operating Partnerships in an aggregate amount of $16,018,063, and the Fund had completed payment of all installments of its capital contributions to 1 of the Operating Partnerships.  Series 44 has outstanding contributions payable to 7 Operating Partnerships in the amount of $2,077,152 as of March 31, 2004.  The remaining contributions of $1,666,810 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2004 the Fund used $164,164 of Series 44 net offering proceeds to acquire 1 limited partnership equity interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 45). The Fund commenced offering BACs in Series 45 on July 1, 2003. The Fund received and accepted $40,143,670 representing 4,014,367 BACs from investors admitted as BAC Holders in Series 45. Offer and sales of BACs in Series 45 were completed on September 16, 2003.

During the fiscal year ended March 31, 2004, the Fund used $13,083,222 of Series 45 net offering proceeds to pay initial installments of its capital contributions to 21 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 45 had been used to invest in 24 Operating Partnerships in an aggregate amount of $22,473,223, and the Fund had completed payment of all installments of its capital contributions to 5 of the Operating Partnerships.  Series 45 has outstanding contributions payable to 19 Operating Partnerships in the amount of $9,227,492 as of March 31, 2004. Of the amount outstanding, $830,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $8,396,949 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2004 the Fund used $302,862 of Series 45 net offering proceeds to acquire 1 limited partnership equity interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 46).  The Fund commenced offering BACs in Series 46 on September 23, 2003.  The Fund received and accepted $29,809,980 representing 2,980,998 BACs from investors admitted as BAC Holders in Series 46. Offer and sales of BACs in Series 46 were completed on December 19, 2003.

During the fiscal year ended March 31, 2004, the Fund used $4,188,664 of Series 46 net offering proceeds to pay initial installments of its capital contributions to 6 Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 46 had been used to invest in 6 Operating Partnerships in an aggregate amount of $10,188,434, and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships.  Series 46 has outstanding contributions payable to the Operating Partnerships in the amount of $5,999,770 as of March 31, 2004.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2004, the Fund used $228,691 of Series 46 net offering proceeds to acquire 1 limited partnership equity interests in a limited liability company, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

Results of Operations

The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2004 and 2003 was $5,942,231 and $5,283,658, respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

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

(Series 20).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 24 Operating Partnerships at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,818,698 and $2,194,841, respectively in passive income tax losses that were passed through to the investors and also provided $1.22 and $1.33, respectively, in tax credits per BAC to the investors. The decrease in tax credits generated per BAC is a result of the sale of a portion of the remaining credits of 3 Operating Partnerships to finance the debt restructure of one of the Operating Partnerships.  For further details please refer to the Fund’s March 31, 2003 report on 10-K disclosure related to Breeze Cove.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 20 was $9,951,958 and $12,675,770, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $2,481,376 and $2,384,789, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. The decrease in net loss is mainly a result of a decrease in share of loss from Operating Partnerships.  The share of loss from Operating Partnerships decreased in the current fiscal year due to an increase in losses suspended and not allocated to the Investment Partnership due to the equity method of accounting.  It is anticipated that the net loss for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are all fully operational.

Series 20 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburg Seniors Apartments and Shady Lane Apartments.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total.  The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 20 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer

Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven through 2003 due to low occupancy and high operating expenses. During 2003, the Operating Partnership’s management company encountered site-staffing problems that directly impacted performance.

In July, San Mar Properties of Fresno, California replaced Oak Brook as management agent.  San Mar itself then gave notice, and on December 1, 2003, Pinnacle Management Services, a division of American Management Services Central took over as management agent. Pinnacle operates 3,640 units in 4 states, including 1,111 in Wisconsin and has a reputation as a strong management company.

During the first quarter 2004, occupancy averaged 72%, down from 78% in the fourth quarter 2003.  This change was caused by a general sluggishness in the local marketplace and evictions of non-paying tenants.  As a result of the drop in occupancy, the property experienced negative cash flow of $14,754 during the quarter.  The property is physically in acceptable condition and long term prospects are favorable.  Pinnacle Management Services has developed a plan to increase occupancy which includes implementation of customer service standards, rent concessions and increased signage and advertising. Pinnacle expects the property to operate with positive cash flow by the third quarter of 2004.

East Douglas Apartments Limited Partnership (East Douglas Apartments) produced a negative cash flow of $2,733 for 2003 due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), high debt and the costs associated with repairing damages sustained during a small kitchen fire that occurred in April 2003.  The total cost to repair the fire and water damage totaled slightly less than the insurance deductible of $10,000.  Therefore, an insurance claim was not filed.  Legal action has been initiated against the residents that caused the fire.  An arbitration hearing was held on April 12 which resulted in a judgment in the amount of $9,798.75 including attorney’s fees of $752.50.  The defendant has 30 days within which to appeal the judgment.  If no appeal is filed, the judgment will be executed and collection of the judgment amount will be attempted.  The property operated at a breakeven level during the first quarter of 2004.  Physical and economic occupancy averaged 93% during the first quarter.  Available operating cash is sufficient to pay the accounts payable.  The Operating Partnership will be submitting a mortgage application to IHDA during the second quarter of 2004 to replace the high interest first mortgage loan held by Arbor Commercial Mortgage.  The mandatory “Physical Needs Assessment” has been completed and will be delivered to IHDA as part of the mortgage application package.  It is hoped that the new mortgage will yield the necessary funds to complete the exterior repairs and preventative maintenance needs including tuck pointing, replacement of the remaining original windows, repair and replacement of deteriorating wooden trim, exterior paint, replacement of the clay tile caps and other miscellaneous repairs.  If successful, the reduced interest rate mortgage will have a positive effect on future cash flow.  On January 1, 2004, Mark III Management Corporation of Indianapolis, Indiana assumed property management responsibilities for the property.  Mark III is a reputable company with operations based within a two-hour drive of the property.  It is hoped that their familiarity with the mid-west market and readily available corporate resources will contribute to improved operations and cash flow.  The mortgage, property taxes and insurance are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property has historically operated below breakeven, and continued to do so in 2003. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy.  Management does not feel that the area where the property is located can support any increase. Occupancy in 2003 averaged 90.39% and through the first quarter of 2004, the average occupancy decreased to 87.50% in the current year. The Investment General Partner and Operating General Partner are working together to determine the feasibility of refinancing the permanent mortgage in an effort to decrease the debt service at the property.

(Series 21).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $884,412 and $1,000,796, respectively, in passive income tax losses that were passed through to the investors and also provided $1.21 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 21 was $1,527,512 and $2,393,876, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $1,333,928 and $658,405, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. The increase in net loss is primarily due to impairment losses recorded against the investment balance of some of the Operating Partnerships. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001.  A confirmation hearing was conducted on August 5, 2003 and the reorganization plan was confirmed on September 5, 2003.  An entity to be formed by Hunter Asset Management and Vision 2000 will acquire the current Operating General Partner positions. The present Operating General Partners will withdraw upon plan implementation with a payment of $400,000 to the partnership in satisfaction of all obligations. The reorganization plan requires the Investment General Partner to contribute $500,000 in new funding.  The contribution will be in the form of a loan with a seven-year pay back and will have priority over Operating General Partner distributions. The Investment General Partner will exit the Operating Partnership upon completion of the tax credit compliance period and full repayment of the $500,000 loan.  The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance.  The approximate amount of the new debt will be $2.31 million.  On March 25, 2004, the board of the Atlantic City Housing Authority granted its unanimous approval of PCM Investors LLC’s proposal that the Authority issue the New Bonds in accordance with the Plan.

Atlantic City Apartments posted cash flow of $31,368 for the first quarter of 2004. Occupancy for the quarter was 65%.  The City of Atlantic City has provided $75,000 in the form of a loan to address code violations which have prevented some apartments from being rented. New management coupled with city funding and new investor capital is expected to bring the property to stabilization within several months following plan implementation which should occur at the end of second quarter or beginning of third quarter 2004.

Centrum Fairfax LP (Forest Glen at Sully Station) is a 119-unit senior complex located in Fairfax, VA. The property has historically experienced low occupancy.  In 2003, average physical occupancy was 67%.  Through the first quarter of 2004, the average occupancy increased to 79%. The management company is offering monthly rental concession of $100 to $200 on the apartment types that are not leasing. To attract prospective residents, the management company increased the volume of advertising in community newspapers and local churches, organized monthly events such as birthday celebrations and various holiday celebrations, and created resident referral programs.  The property is in excellent physical condition. The Operating General Partners continue to fund operating deficits in accordance with the Partnership Agreement; however, the guarantee expired in the third quarter 2003. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin.  The property operated with an average occupancy of 89% in 2003.  Occupancy increased to an average of 91% in the first quarter of 2004. Operating expenses are below the Investment General Partner’s state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2004. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2003. Occupancy has increased to an average of 90% through the first quarter of 2004. Operating expenses are below the Investment General Partner’s state average. Although occupancy increased slightly, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is unable to support its operations due to high operating expenses and low rental rates. Operating expenses increased by $26,940 or $848 per unit in 2003. The operating expenses running at $5,245 per unit are very high for the area and must be reduced significantly in order for the property to break even. In an attempt to control operating expenses, the full time maintenance person was let go and the property manager was replaced with an affiliate of the Operating General Partner. The property is partly owned by a construction company which will continue to complete maintenance work at the property as needed. In order to increase occupancy at the property, the management agent is advertising with the local housing authority, and in the local papers. The vacant units will be painted and updated. The management agent has begun implementing a $40 per unit, per month rent increase. The management agent feels confident that the property will be 100% occupied by the end of the second quarter 2004.  The Investment General Partner conducted a site visit at the property on in July 2003 and found the property to be in good condition. The Operating General Partner has an obligation to fund any operating deficits through April 2004. Additionally, The Operating General Partner is in negotiations with a third party management company/Operating General Partner that will be able to provide better economies of scale with regards to payroll and other operating expenses. The Operating General Partner is confident that an agreement will be reached by the end of the second quarter 2004.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 92% in 2003. Occupancy decreased to an average of 91% through the first quarter of 2004. The property’s operating expenses are below the Investment General Partner’s state average.  Despite occupancy in the 90’s, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

(Series 22).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had total of 29 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,351,658 and $864,572, respectively, in passive income tax losses that were passed through to the investors and also provided $1.26 and $1.25, respectively, in tax credit per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 22 was $7,983,840 and $9,514,695, respectively.  The decrease is primarily a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $1,825,424 and $1,825,108, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee. It is anticipated that the net loss will remain relatively consistent in future years as the series has finished acquiring Operating Partnerships and all are reporting stable operations.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2003. Occupancy has increased to an average of 90% through the first quarter of 2004. Operating expenses are below the Investment General Partner’s state average. Although occupancy increased slightly, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Roxbury Veterans Housing, Limited Partnership (Highland House) is a 14 unit property located in Roxbury, Massachusetts.  The Operating General Partner has been very inconsistent in reporting occupancy and operational numbers to the Investment General Partner and no numbers have been reported since 2002 other than tax returns.  In addition, the Investment General Partner identified potential discrepancies in the tax returns submitted for year-end 2003 and is currently working to resolve these issues.

Lake Street Apartments, L.P. (Lake Street Apartments) is a 32 unit property located in Girard, PA.  Average occupancy through the first quarter of 2004 was 82%, a decrease from the previous year’s occupancy of 89%. Management has stated that the decrease in occupancy is not tied to a specific cause and that improved occupancy is anticipated in the second quarter. Management pays the utilities for all of the units, and prices are very high.  The utility company is owned by the community in which the project is located. Rents were increased in 2004 by $38 per unit. Although the partnership continues to operate at a deficit in 2004, operating expenses have decreased. Both the mortgage and real estate taxes are current and the Operating General Partner’s operating deficit guaranty is unlimited in time and amount.

(Series 23). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,639,886 and $1,651,061, respectively, in passive income tax losses that were passed through to investors and also provided $1.31 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 23 was $14,271,144 and $16,373,993, respectively.   The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $2,378,745 and $1,611,679, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.  The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Series 23 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Mathis Apartments. Ltd. and Orange Grove Seniors.  The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 56 apartment units in total.  The low income housing tax credit available annually to Series 23 from the Calhoun Partnerships is approximately $73,077, which is approximately 2% of the total annual tax credit available to investors in Series 23.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 23 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 86% in 2003. The average occupancy improved slightly to 87% through March 31, 2004. There were several evictions in 2002 and during the first half of 2003 due to non-payment of rents and other lease violations.  Currently, there is a nine-month waiting list for housing authority subsidized rental assistance.  There are few qualified prospective residents that can afford the tax credit rents without rental assistance.  The management company continues to offer rental concessions to increase applicant traffic. The Operating General Partner continues to fund the operating deficits, as needed. The property’s mortgage, taxes and insurance are all current.

(Series 24). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 24 properties at March 31, 2004. Out of the total, 23 were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $909,981 and $970,718, respectively, in passive income tax losses that were passed through to investors and also provided $1.18 and $1.28, respectively, in tax credits per BAC to the investors.  The decrease in tax credits generated per BAC is a result of the sale of a portion of the remaining credits of 5 Operating Partnerships to finance the debt restructure of one of the Operating Partnerships.  For further details please refer to the Fund’s March 31, 2003 report on 10-K disclosure for Los Lunas.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 24 was $7,862,910 and $9,168,660, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued

For the years ended March 31, 2004 and 2003, the net loss of the Series was $967,714 and $206,100, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  The difference in net loss is primarily due to events that effected operations in the prior fiscal year for two of the Operating Partnerships.  In the prior year there was a rescission of foreclosure for one of the Operating Partnerships which created income to reverse foreclosure expenses reported two fiscal years ago. Income was also reported in the prior year for the discount of debt and forgiven debt interest on the foreclosure rescission.  The lower net loss from Operating Partnerships in the prior year is also due to settlement proceeds income reported by one of the Operating Partnerships, which had filed a suit against its former Operating General Partner.  In addition, the Operating Partnership used some the settlement proceeds to repay interest bearing loans and interest to the Investment Partnership resulting in increased interest income in the prior fiscal year. It is anticipated that the net loss in future years will be more consistent with the current year as the prior year events are not expected to effect future years.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the “Calhoun Partnership”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total.  The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 24 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Westhab’s entry into the partnership and into the management role has had an immediate impact on the property.  Occupancy and rental revenues increased in

2003. Although operating expenses are running higher than budgeted, some expenses relate to Westhab’s program to re-stabilize the property.  Operating expenses are expected to normalize once the transition and re-stabilization of the property is complete.  The Operating Partnership filed for a tax assessment reduction and was successful.  Beginning with the tax payment that was due July 1, 2003, there has been a reduction in the real estate taxes of approximately $13,550.  An account has been established for a tax and insurance escrow.   Westhab was successful in negotiating a reduction in interest on an existing note from the City of Yonkers.  The interest rate was reduced from 7% to 1%.  Westhab has also secured an additional loan from the City of Yonkers in order to cure some deferred maintenance issues.  The loan is in the amount of $150,000 which has been earmarked for the replacement of hot water tanks, concrete repairs in the rear of the building, updating the electrical systems, and the installation of security cameras. It had been previously noted that the $150,000 was to be in the form of a grant, however the City is requesting a zero percent cash flow loan.  In addition, in February 2002, the Operating Partnership concluded a restructure of the first mortgage loan, which had been in default for over a year, with the loan servicer, Community Preservation Corporation (CPC).  The newly restructured loan has a lower principal balance and interest rate, as well as a longer amortization schedule.  Series 24 contributed approximately $35,000 to the cost of the loan restructure.  The Investment General Partner will continue to monitor this Partnership until property operations have stabilized.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven in 2003 due to low occupancy at the beginning of 2003. The occupancy averaged 96.3% for the first quarter of 2004 and operated above breakeven.  Although, the property is showing significant improvement, the Investment General Partner continues to monitor this property monthly.

(Series 25). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 22 properties at March 31, 2004.  Out of the total, 21 were at 100% qualified occupancy.

For the tax year ended December 31, 2003 and 2002, the series, in total, generated $1,441,318 and $1,381,624, respectively in passive income tax losses that were passed through to investors and also provided $1.24 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 25 was $14,051,041 and $15,315,756, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $1,564,406 and $1,063,014, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.  The current year net loss was effected by impairment losses recorded against the investment value of some of the operating partnerships.  In addition, the prior year net loss was effected by settlement proceeds income received by one of the Operating Partnerships, which had filed a suit against its former Operating General Partner.  In addition, the Operating Partnership used some the settlement proceeds to repay interest bearing loans and interest to the Investment Partnership resulting in increased interest income in the prior fiscal year.  It is anticipated that the net loss in future years will be more consistent with the current year as these events are not expected to effect future years.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property suffers from high expenses, high turnover, and insufficient rental revenue. Management has requested a rent increase, but rents are at their maximum per Section 8 housing requirements. The property continued to operate below breakeven with a Debt Coverage ratio of .77. Operating expenses in 2003 were $572/unit more than the state average and increased by 7.3% from 2002. The main increases in expenses were administrative, maintenance, and insurance.  In 2003, cash and receivables were insufficient to cover expenses and payables. As of year end 2003, the property expended $60,869 in cash.

Occupancy was strong and rose from 94% to 95% in the first quarter 2004. The required deposits are being made to the replacement reserve account, which was properly funded at year end 2003.  The Operating General Partner continues to fund operating deficits (during 2003 $84,997 was funded for operating deficit advances) despite the fact that the Operating General Partner guarantee expired in September of 2001. The Investment General Partner is working diligently with the Management Company on reducing both turnover and expenses.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 357 unit apartment complex in Indianapolis, Indiana. Occupancy increased slightly averaging 95% for the first quarter of 2004. The management company continues to advertise the property on the local radio station and through community contacts in order to attract potential residents. The property still suffers from high maintenance expenses as a result of tenant abuse and unit turnover, but was able to control other operating expenses throughout 2003. In order to prepare for the REAC Inspection, $22,000 was withdrawn from the Replacement Reserve Account to fund additional maintenance improvements at the property. Management believes that stability in the office and maintenance staff has helped occupancy increase. The Operating General Partner is obligated under his guarantee to fund operating deficits. To date the Operating General Partner has funded $68,000 to pay the increased real estate taxes. Rental rates were increased at the property and going forward the property taxes will be funded through operations. The mortgage, taxes and insurance are all current.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18-unit property located in Manhattan, NY. In 2003, the property’s occupancy rate was strong at 99.54%, but the Operating Partnership continued to operate at a deficit.  The property operated below breakeven due to high debt service payments, and high operating expenses, especially for utilities and maintenance.  The Operating Partnership is in the process of refinancing the high interest mortgage to reduce mortgage payments.  Most of the proceeds from the refinancing will be used to implement much needed capital improvements that were causing high maintenance expenses.  The commercial spaces are also being submetered to reduce utility expenses.  The Operating General Partner is funding all operating deficits. The mortgage, taxes, and property insurance are all current.

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

On March 23,2004, the Operating Partnership received a Notice of Final Partnership Administrative Adjustment denying the appeal of June 30, 2003. Currently, the Operating Partnership had the opportunity to challenge the denial and petition the tax court.  On June 22, 2004, the Operating General Partner and its counsel filed a petition in tax court for the tax years ending 2000 and 2001. The Investment General Partner and its counsel will continue to monitor the court proceedings and report on them accordingly.

The Investment General Partner and its counsel along with the Operating General Partner and its counsel are considering pursuing this alternative.

Rose Square L.P. (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. At year end 2003, the property continued to operate below breakeven. When the property was built a tax abatement was in place.  The abatement expired in February 2002, and taxes increased to $9,800.  Spread over 11 units, this was prohibitive to generating cash flow.  The property was recently re-assessed by the county, and received a reduction in real estate taxes of approximately 40% to $5,600.  Low occupancy has had an effect on rental revenue at the property. Revenue in 2003 was about 22% lower than revenue in 2002. Occupancy continues to struggle in 2004, with an average occupancy of 67% in the first quarter, as compared with an average occupancy of 70% in 2003. The area in which this property is located is very depressed and the market has been prohibitive in improving occupancy. A new site manager has taken over at the property and management is confident that the new manager will be able to improve operations.

(Series 26). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 45 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $2,125,592 and $2,046,344, respectively, in passive income tax losses that were passed through to investors and also provided $1.18 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 26 was $22,225,204 and $23,716,013, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $1,910,450 and $1,428,884, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee and interest income.  The prior year net loss was effected by settlement proceeds income received by one of the Operating Partnerships, which had filed a suit against its former Operating General Partner.  The Operating Partnership used some the settlement proceeds to repay interest bearing loans and interest to the Investment Partnership resulting in increased interest income in the current fiscal year.  It is anticipated that the net loss in future years will be more consistent with the current year as these events are not expected to effect future years.

Series 26 has invested in 6 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The operating partnerships are Bearuegard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb  Apartments A LDHA.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total.  The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 26 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) located in Warrensburg, Missouri, operated below breakeven in 2003 due to low occupancy. As of March 31, 2004 occupancy had improved to 93%.  During 2003 the property suffered from low occupancy due to increased competition, a lack of qualified residents, and vacant units not being rent ready.  Occupancy improved once the management company committed the necessary resources to making the vacant units rent ready.  Currently, management expects occupancy to remain strong.  The property’s mortgage, real estate taxes and insurance are current.

Country Edge LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota.   The occupancy as of March 31, 2004 was 92%, a slight increase over the 2003 average of 91%. The occupancy increase is a result of rent concessions and rate reductions; however, the increase in the number of occupied units is just beginning to positively affect cash flow. The Investment General Partner will continue to work with the Operating General Partner to stabilize the occupancy.   The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee.  The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 48-unit property located in Fargo,

North Dakota.  The occupancy as of March 31, 2004 was 89%, a slight increase over the 2003 average occupancy of 88.64%. The occupancy increase is a result of rent concessions and rate reductions; however, the increase in the number of occupied units is just beginning to positively affect cash flow. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy.  The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee.  The mortgage, trade payables, property taxes, and insurance are current.

(Series 27). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,683,553 and $1,225,573, respectively, in passive income tax losses that were passed through to investors and also provided $1.14, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 27 was $13,905,222 and $14,645,587, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2004 and 2003, the net loss of the series was $1,076,184 and $1,080,803, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Series 27 has invested in Magnolia Place Apartments Partnership (the “Calhoun Partnership”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The affordable housing property owned by the Calhoun Partnership is located in Mississippi and consist of approximately 40 apartment units in total.  The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 27 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating

Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Holly Heights Limited Partnership (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 82% for 2003. Occupancy has declined slightly averaging 76% through the first quarter of 2004.  There are limited job opportunities in this area and, as a result, some residents have moved from the area to find work.  Management will continue to offer rental concessions until occupancy has stabilized.  As a result of the low occupancy in 2003, there was negative cash flow and high payables. An audit by the state regulatory agency identified issues of non-compliance.  The Operating General Partner is diligently working to resolve all issues and the Investment General Partner will continue to closely monitor the property. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York.  In 2003, the property’s occupancy was strong at 100%.  However, it expended cash because of high expenses, high receivables from tenants and low rent levels.  During the first quarter of 2004, the property generated cash due to improved collections, and reduction of administrative and utility expenses.  To stabilize property operations, management is applying for a rent increase, which is subject to the approval of the New York State Division of Housing and Community Renewal (DHCR), and the New York City Rent Stabilization Board.  The Investment General Partner will also work with management to explore the possibility of sub-metering for gas heating to further reduce operating expenses.  All mortgage, and insurance payments are current. The property pays no property taxes as the result of a tax abatement.

(Series 28). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,835,770 and $1,089,909, respectively, in passive income tax losses that were passed through to investors and also provided $1.05 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 28 was $23,747,689 and $25,184,476, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2004 and 2003 the net loss of the series was $1,734,215 and $1,443,856, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

Series 28 has invested in 6 Operating Partnerships (the “Calhoun

Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total.  The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 28 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

1374 Boston Road L.P. (1374 Boston Road) is a 15-unit property located in New York City.  In 2003, the property operated below breakeven primarily due to high debt service and operating expenses.  As of March 31, 2004, occupancy was at 80% due to the eviction of three non-paying tenants. Lease-up of these units was delayed due to the difficulty of finding qualified tenants with good credit history.  Meanwhile, expenses remain unchanged over the past year.   The Operating General Partner has been unresponsive to the Investment General Partner’s requests for information.  Accordingly, a visit to meet the with Operating General Partner and discuss operations improvement is being scheduled.  The mortgage, property taxes and insurance are current.

(Series 29). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002 the series, in total, generated $2,043,295 and $2,066,987, respectively in passive income tax losses that were passed through to investors and also provided $1.08 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 29 was $19,475,261 and $22,450,900, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2004 and 2003, the net loss of the series was $3,277,673 and $2,395,108, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee. The increase is a result impairment losses recorded against the investment balances of some of the Operating Partnerships.  It is anticipated that operations will be more consistent with the prior year since the impairment losses are not expected to have as large an effect on future operations, and the series had finished acquiring Operating Partnerships and they are reporting stable operations.

Series 29 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Edgewood Apartments Partnership, Plametto Place Apartments and Westfield Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total.  The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 29 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2003. The main reason for its cash expenditure was its low occupancy, which averaged 85.2% through the third quarter.  To address the low occupancy at the property, management is marketing the property through newspapers, churches and civic groups. The Operating General Partner continues to work closely with the management agent to ensure proper marketing of the property. The Operating General Partner believes that the property is operating below breakeven due to the current management company and is currently in negotiations with a new property management company.   The Investment General Partner is also working with the Operating General Partner to improve financial reporting for this property.  In the past the Operating General Partner has had difficulty reporting in a timely manner.  The mortgage, taxes and insurance are all current.

(Series 30). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 98.3% and 100%, respectively.  The series had a total of 20 properties at March 31, 2004.  Out of the total 19 were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,531,889 and $1,710,868, respectively, in passive income tax losses that were passed through to investors and also provided $1.06 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 30 was $15,343,813 and $16,661,934, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $1,541,998 and $1,425,215, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the Fund management fee. It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are for the most part reporting stable operations.

Mesa Grande, LP (Mesa Grande Apartments) is a 72-unit, family property located in Carlsbad, New Mexico.  The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults.  Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied.  As a result, the Lender notified the Operating General Partner on June 16, 2003 of its right to accelerate the note.  As a result of the defaults by the Operating General Partner and management company, which is a related entity of the Operating General Partner, the Investment General Partner requested a change in the management company.  A new management company started effective November 1, 2003.  The property operations are suffering due to evictions of problem tenants, high payables and much needed deferred maintenance.  The management company is trying to improve the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community. The deferred maintenance and high payables are a direct result of the negligence of the prior management company.  The Investment General Partner has filed a lawsuit against the Operating General Partner to recover all operating deficits incurred as a result of his negligence.  The Investment General Partner has planned a visit to the property in the third quarter 2004 to evaluate the condition of the property and determine if a cash infusion is necessary in order for the management company to operate the property effectively. The management company is also interested in becoming the Operating General Partner.  The Investment General Partner will work with the management company to try and facilitate the transfer of the Operating General Partner interest.

Sunrise Homes, LP (Broadway Place Apartments) is a 32-unit, family property located in Hobbs, New Mexico.  The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults.  Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied.  As a result, the Lender notified the Operating General Partner on June 16, 2003 of its right to accelerate the note.  As a result of the defaults by the Operating General Partner and management company, which is a related entity of the Operating General Partner, the Investment General Partner requested a change in the management company. A new management company started effective November 1, 2003.  The property operations are suffering due to evictions of problem tenants, high payables and much needed deferred maintenance.  The management company is trying to improve the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community. The deferred maintenance and high payables are a direct result of the negligence of the prior management company.  The Investment General Partner has filed a lawsuit against the Operating General Partner to recover all operating deficits incurred as a result of his negligence.  The Investment General Partner has planned a visit to the property in the third quarter 2004 to evaluate the condition of the property and determine if a cash infusion is necessary in order for the management company to operate the property effectively. The management company is also interested in becoming the Operating General Partner. The Investment General Partner will work with the management company to try and facilitate the transfer of the Operating General Partner interest.

JMC LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Average occupancy for the first quarter 2004 slipped to 79%, due to the eviction of residents for nonpayment of rent. Historically, this property struggled to operate at breakeven due to excessive debt liability. The second mortgage payable to the Town of Lisbon was treated as hard debt with principal and interest payments being made on a monthly basis. However, Management discovered that this debt should be treated as soft debt payable through available cash flow at year end. This finding has reduced the monthly debt liability effective July 2003. Operating expenses continue to be above average at $1,625 per unit for the first quarter; primarily due to increased advertising and marketing expenses and increased maintenance expenses caused by the vacant units.  Management expects that operations will improve during the next quarter.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA, which suffered from high payables and high tenant account receivables in 2003. Although the occupancy was stabilized, there was a cash flow deficit as a result of high operating expenses. The tax expense for 2002 was paid in full along with the 2001 tax deficit.  The property was reassessed in 2002 and the reassessed value decreased the annual tax liability.  As of March 31, 2004, there was no accounts payable balance and the tenant receivables were only $258; however, the property was operating below break even with a debt service coverage ratio of .90. In the first quarter of 2004, physical occupancy decreased to 80% and the Operating Partnership was not able to breakeven.

(Series 31). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 27 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $2,468,428 and $3,159,272, respectively, in passive income tax losses to pass through to the investors and also provided $1.03 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 31 was $22,596,325 and $25,656,110, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The amount was also affected by the acquisition of one additional operating partnership.

For the years ended March 31, 2004 and 2003, the net loss of the series was $3,457,342 and $2,409,358, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee. The increase is a result impairment losses recorded against the investment balances of some of the Operating Partnerships.  It is anticipated that operations will be more consistent with the prior year since the impairment losses are not expected to have as large an effect on future operations, and the series had finished acquiring Operating Partnerships and they are reporting stable operations.

Seagraves Apartments, Limited Partnership (Western Hills Apartments) is a 16-unit family property located in Ferris, TX.  Occupancy averaged 87% in 2003.  The property operated above breakeven for the first quarter of 2004 with an average occupancy of 97.9%. Occupancy struggled in 2003 due to a few tenant evictions.  The evictions are now complete and the property has begun to operate well.

(Series 32). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $2,188,757 and $2,507,281, respectively in passive income tax losses that were passed through to investors, and also provided $1.01 and $1.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 32 was $27,979,243 and $31,094,955, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $3,466,460 and $2,292,954, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee. The increase is a result impairment losses recorded against the investment balances of some of the Operating Partnerships.  It is anticipated that operations will be more consistent with the prior year since the impairment losses are not expected to have as large an effect on future operations, and the series had finished acquiring Operating Partnerships and they are reporting stable operations.

Series 32 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total.  The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 32 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property was 97% occupied and had positive cash flow through the first quarter of 2004.  The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits in 2003 or 2004. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partners’ personal guarantees remain in place.

Indiana Development Limited Partnership (Clear Creek Apartments) is a 64- unit development, located in North Manchester, Indiana.  The property operated below breakeven through the 3rd quarter 2003 as a result of low occupancy which was reported at 83% for the third quarter of 2003. This was primarily due to a downturn in the local economy; recently, numerous manufacturing plants have closed forcing tenants to relocate to other areas in order to find employment.  There is now a new, locally based, management company in place, Biggs Management.  The Investment General Partner is working diligently with the management company on retrieving forth quarter 2003 and first quarter 2004 numbers, as well as solidifying a good working relationship with this new entity.

(Series 33). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,132,687 and $1,335,367,respectively in passive income tax losses that were passed through to investors, and also provided $1.02 and $1.05, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 33 was $15,749,412 and $17,734,775, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the Series was $2,208,535 and $1,118,654, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee.  The increase is a result impairment losses recorded against the investment balances of some of the Operating Partnerships.  It is anticipated that operations will be more consistent with the prior year since the impairment losses are not expected to have as large an effect on future operations, and the series had finished acquiring Operating Partnerships and they are reporting stable operations.

Series 33 has invested in Forest Park Apartments (the “Calhoun Partnership”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 33 from the Calhoun Partnership is approximately $208,599, which is approximately 8% of the total annual tax credit available to investors in Series 33.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 33 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer

Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities.  The property’s rural location and stagnant local economy has made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 93% for the first quarter of 2004. Management has changed to a utility provider that offers a more economical per/unit rate. In addition, added focus on expense allocation among all entities within the Stearns building presents a more precise income statement. The admission of Coastal Affordable, a nonprofit Operating General Partner, has allowed the property to benefit from the PILOT program, which will ultimately reduce the property’s real estate tax liability.  Also, the property’s soft debt structure offers opportunity for positive cash flow on a monthly basis. With continued focus on occupancy, utility expenses, and a reduction in tax liability, Stearns Assisted should operate at breakeven in 2004.

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 86% for 2003 decreasing from the 2002 average of 92%. This was due to a downturn in the local economy. In the first quarter of 2004, average physical occupancy improved to 90%. Resident retention has been an issue as several vacating tenants are relocating into a nearby, subsidized housing project. The manager is aggressively marketing the property.  The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

(Series 34). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,911,299 and $2,254,136, respectively in passive income tax losses that were passed through to investors, and also provided $.98 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003 Investments in Operating Partnerships for Series 34 was $20,605,779 and $22,240,109, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the Series was $1,986,784 and $1,986,319, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operated below breakeven as a result of low occupancy, which averaged 82% for the third quarter of 2003.  Fourth quarter 2003 and First quarter 2004 numbers have been requested but not received. The Operating General Partner indicates that the local economy relies heavily on seasonal employment.  These types of businesses have been negatively impacted by the overall downturn in the economy, which has resulted in higher than normal move-outs at the property. The Investment General Partner awaits audited 2003 financial statements and is working diligently with the management company on getting up-to-date occupancy figures and pro-actively pursuing ways to improve occupancy.

(Series 35). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2004 all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2003 and 2002 the series, in total, generated $1,836,284 and $2,075,209, respectively in passive income tax losses that were passed through to investors and also provided $.97 and $.95, respectively in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 35 was $18,651,926 and $19,767,681, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003 the net loss of the series was $1,486,287 and $1,530,349, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

(Series 36). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002 the series, in total, generated $1,307,265 and $1,600,625, respectively in passive income tax losses that were passed through to investors and also provided $.98 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 36 was $11,525,838 and $12,486,013, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2004 and 2003, the net loss of the series was $1,216,341 and $1,250,570, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Series 36 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total.  The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 36 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year’s level, averaging 81.92% through December.  Due to the efforts of management, occupancy has shown improvement in the first quarter of 2004 with March occupancy at 86%.  The majority of the vacancies are in the elderly designated units where the occupancy rate is 66%. This has historically been the case as the senior population does not find the location a desirable one.  There are no amenities in the area, and no transportation.  Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy.  The new staff that has been in place for six months has just started to see improvements.  Management has promoted events such as a food drive to bring the community together.  A new advertisement has been running in the local paper offering the first months rent free at the Senior property.    Expenses decreased from the prior year levels, however remain higher than the state average.  Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. Capital improvements undertaken in 2003 include exterior painting of the buildings, completion of sprinkler installation and repairs, and carpet replacement.  Air conditioning expenses increased utility costs as late summer saw several days of triple digit heat.    Despite the decreased occupancy and the high expenses, the Partnership operated above breakeven in 2003, primarily due to the accrual of soft debt. Operating statements through

March 2004 demonstrate that the Operating Partnership continues to operate above breakeven. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and property operations stabilize.

(Series 37). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%.  The series had a total of 7 properties at March 31, 2004 all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $830,378 and $2,000,990, respectively in passive income tax losses that were passed through to investors and also provided $.97 and $.91, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 37 was $15,180,208 and $16,153,757, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $1,213,997 and $1,634,835, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. It is anticipated that the net loss will begin to stabilize in future years as the series has finished acquiring Operating Partnerships, construction is completed on the Operating Partnerships, operations are beginning to stabilize.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities.  The property’s rural location and stagnant local economy has made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 93% for the first quarter of 2004. Management has changed to a utility provider that offers a more economical per/unit rate. In addition, added focus on expense allocation among all entities within the Stearns building presents a more precise income statement. The admission of Coastal Affordable, a nonprofit Operating General Partner, has allowed the property to benefit from the PILOT program, which will ultimately reduce the property’s real estate tax liability.  Also, the property’s soft debt structure offers opportunity for positive cash flow on a monthly basis. With continued focus on occupancy, utility expenses, and a reduction in tax liability, Stearns Assisted should operate at breakeven in 2004.

(Series 38). As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $1,506,105 and $1,712,857,respectively, in passive income tax losses that were passed through to investors and also provided $.94 and $.92, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 38 was $15,667,255 and $16,658,700, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003, the net loss of the series was $1,287,891 and $1,170,974, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

Series 38 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total.  The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 38 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

(Series 39). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2003 and 2002 the series, in total, generated $1,507,451 and $1,623,752, respectively, in passive income that were passed through to investors. The series also provided $.93 and $.84, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 39 was $13,521,338 and $14,730,373, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003 the net loss of the series was $1,400,093 and $1,340,819, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, amortization of acquisition costs and interest income.  It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

Series 39 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total.  The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun Partnerships (as well as with respect to approximately 38 other operating partnerships in which Series 39 is not an investor). The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

(Series 40). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2004 all of which were at 100% qualified Occupancy.

For the tax years ended December 31, 2003 and 2002 the series, in total, generated $1,617,590 and $1,093,023, respectively in passive income tax losses that were passed through to investors and also provided $.96 and $.79, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 40 was $17,263,072 and $18,256,397, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2004 and 2003 the net loss of the series was $1,283,501 and $1,121,025, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and interest income.  It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

Series 40 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total.  The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation (as well as with respect to approximately 37 other operating partnerships in which Series 40 is not an investor).   The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

(Series 41) As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 97.8%, respectively.  The series had a total of 23 properties at March 31, 2004 all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2003 and 2002 the series, in total, generated $1,593,532 and $2,707,332, respectively in passive income that were passed through to investors and also provided $1.04 and $.46, respectively, in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 41 was $18,522,070 and $19,421,142, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The amount was also affected by the acquisition of 3 additional interests in Operating Partnerships.

For year ended March 31, 2004 and 2003 the net loss of the series was $2,189,363 and $1,848,385, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs.  It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships become fully leased-up and stabilize operations.

Series 41 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total.  The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation  (as well as with respect to approximately 38 other operating partnerships in which Series 41 is not an investor).   The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years

2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  The court was not able to complete its computation of damages and requested additional information from one of the Plaintiff’s expert witnesses. The requested information is being prepared to assist the court in the determination of the amount of the damage award. San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

(Series 42). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 97.6% and 91.2%, respectively.  The series had a total of 21 properties at March 31, 2004. Out of the total, 20 were at 100% qualified occupancy and 1 was in initial lease-up.

For the tax years ended December 31, 2003 and 2002 the series, in total, generated $1,766,304 and $786,767, respectively in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors of $.81 for 2003 and between $.12 and $.20 for 2002, depending on the investors’ date of admission.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 42 was $17,580,082 and $19,580,489, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. The amount was also affected by the acquisition of 5 additional interests in Operating Partnerships and the removal of one interest in Operating Partnerships.

For the years ended March 31, 2004 and 2003 the net loss of the series was $1,802,657 and $521,411, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, amortization of acquisition costs and interest income.  It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Series 42 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total.  The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation  (as well as with respect to approximately 38 other operating partnerships in which Series 42 is not an investor).   The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  The court was not able to complete its computation of damages and requested additional information from one of the Plaintiff’s expert witnesses. The requested information is being prepared to assist the court in the determination of the amount of the damage award. San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI.  Initial lease-up progressed slowly at three of the buildings, which contain a total of 32 family units, however as of April 30, 2004, 31 of the 32 units were occupied.  The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003, and as of April 30, 2004, 39 of the 99 units were occupied. Due to slow lease-up of the family units, the Operating General Partner, with the approval of the Investment General Partner, hired a new property manager, Lockwood Property Management, (“Lockwood”) on November 1, 2003.  Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties.  The property manager held a grand opening at the end of January, which attracted several potential residents.  The market was reviewed and the rents on the one and two bedroom senior units were subsequently lowered to $575 and $625, respectively. Currently, the property is offering one month free rent on the senior units.  Management will continue to attract prospective tenants and improve occupancy by increasing advertisements, outreach to senior organizations and working closely with the local Housing Authority.  Several events are planned for the senior community to attract potential residents.  Lease-up completion is anticipated to occur in September 2004.  Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $225,000 each.  As a result, the property now has a permanent mortgage funding gap in the amount of approximately $200,000.  This amount represents monies owed to the general contractor for construction costs.  The Operating General Partner is in the process of negotiating a settlement with the general contractor.  In the event that a portion or all of the $200,000 gap is required to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster.  The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors in Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004.  The Operating Partnership’s taxes and insurance are current, and payables of $54,455 were outstanding as of March 31, 2004.  The mortgage was not current as of March 31, 2004, but the Operating General Partner advanced funds to bring the mortgage current.

(Series 43) As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 97.2% and 85.3%, respectively. The series had a total of 21 properties as of March 31, 2004.  Out of the total, 17 were at 100% qualified occupancy and 2 were in initial lease-up.  The series also had 2 properties under construction at March 31, 2004.

For the tax years ended December 31, 2003 and 2002 the series, in total, generated $2,374,710 and $63,946 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.63 for 2003 and between $.02 and $.07 for 2002, depending on the investors’ date of admission.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 43 was $24,108,220 and $18,349,599, respectively.  The increase is a result of the Fund acquiring 7 additional interests in Operating Partnerships. Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2004 and for the period ended March 31, 2003 the net loss of the series was $2,679,274 and $490,370, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs.  It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  The court was not able to complete its computation of damages and requested additional information from one of the Plaintiff’s expert witnesses. The requested information is being prepared to assist the court in the determination of the amount of the damage award. San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI.  Initial lease-up progressed slowly at three of the buildings, which contain a total of 32 family units, however as of April 30, 2004, 31 of the 32 units were occupied.  The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003, and as of April 30, 2004, 39 of the 99 units were occupied. Due to slow lease-up of the family units, the Operating General Partner, with the approval of the Investment General Partner, hired a new property manager, Lockwood Property Management, (“Lockwood”) on November 1, 2003.  Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties.  The property manager held a grand opening at the end of January, which attracted several potential residents.  The market was reviewed and the rents on the one and two bedroom senior units were subsequently lowered to $575 and $625, respectively. Currently, the property is offering one month free rent on the senior units.  Management will continue to attract prospective tenants and improve occupancy by increasing advertisements, outreach to senior organizations and working closely with the local Housing Authority.  Several events are planned for the senior community to attract potential residents.  Lease-up completion is anticipated to occur in September 2004.  Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $225,000 each.  As a result, the property now has a permanent mortgage funding gap in the amount of approximately $200,000.  This amount represents monies owed to the general contractor for construction costs.  The Operating General Partner is in the process of negotiating a settlement with the general contractor.  In the event that a portion or all of the $200,000 gap is required to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster.  The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors in Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004.  The Operating Partnership’s taxes and insurance are current, and payables of $54,455 were outstanding as of March 31, 2004.  The mortgage was not current as of March 31, 2004, but the Operating General Partner advanced funds to bring the mortgage current.

(Series 44). As of March 31, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 34%, respectively.  The series had a total of 8 properties as of March 31, 2004. Out of the total, 6 were at 100% qualified occupancy and 3 were under construction.

For the tax year ended December 31, 2003 the series, in total, generated $1,471,827 in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors.  Below is a summary of tax credits per BAC by month of admission.

January	$.28
February	$.26
March	$.23
April	$.21

The series had not admitted any investors as of December 31, 2002, therefore, it does not have comparative information to report.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 44 was $14,763,643 and $4,651,676, respectively.  The increase is a result of the Fund acquiring 4 additional interests in Operating Partnerships. Investments in Operating Partnerships, was also be affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2004 and for the period ended March 31, 2003 the net loss of the series was $1,342,776 and $115,020, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs.  It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

(Series 45) As of March 31, 2004 the average Qualified Occupancy for the series was 91.9%. The series had a total of 24 properties as of March 31, 2004.  Out of the total, 15 were at 100% qualified occupancy and 2 were in initial lease-up.  The series also had 6 properties under construction, and one property with multiple buildings, some of which were under construction and some of which had just begun initial lease up at March 31, 2004.

For the tax year ended December 31, 2003 the series, in total, generated $944,714 in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors.  Below is a summary of tax credits per BAC by month of admission.

July	$.11
August	$.09
September	$.07

As of March 31, 2004, Investments in Operating Partnerships for Series 45 was $22,349,618.  The amount is a result of the Fund acquiring 24 interests in Operating Partnerships.  Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2004 the net loss of the series was $544,382.  The major components of this amount are the Fund’s share of loss from Operating Partnerships, interest income, general and administrative expenses and organization expenses.

Since Series 45 did not commence operations until after March 31, 2003, it does not have any comparative information to report.

(Series 46) As of March 31, 2004 the average Qualified Occupancy for the series was 90.0%. The series had a total of 6 properties as of March 31, 2004. Out of the total, none were at 100% qualified occupancy and 1 was in initial lease-up.  The series also had 5 properties under construction at March 31, 2004.

For the tax year ended December 31, 2003 the series, in total, generated $30,877 in passive income tax losses that were passed through to investors.  The series did not generate any tax credits per BAC to the investors for the calendar year ended December 31, 2003.

As of March 31, 2004, Investments in Operating Partnerships for Series 46 was $10,331,681.  The amount is a result of the Fund acquiring 6 interests in Operating Partnerships.  Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2004 the net loss of the series was $206,301.  The major components of this amount are the Fund’s share of loss from Operating Partnerships and organization expenses.

Since Series 46 did not commence operations until after March 31, 2003, it does not have any comparative information to report.

Contractual Obligations

As of March 31, 2004, the Fund has the following contractual obligations (payments due by period):

Obligation	Total	<1 year	1-3 years	3-5 years	> 5 years

Asset Management Fees Payable to Affiliates*	$20,658,615	$20,658,615	$—	$—	$—
Capital Contributions Payable	32,845,438	32,729,067	116,371	—	—
Total	$53,504,503	$53,387,682	$116,371	$—	$—

*Although accrued Asset Management Fees are currently due, payments are made only to the extent that proceeds become available from the sale or refinance of the Operating Partnerships.

Off Balance Sheet Arrangements

None.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Fund’s financial condition and results of operations.  The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships.  The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Fund and includes such reduction in equity in loss of investment of limited partnerships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements,” which provides new accounting guidance on when a business enterprise must consolidate a variable interest entity, as defined in FIN 46.  In December 2003, the FASB reissued the interpretation to clarify certain requirements and provide additional implementation guidance.  The general partners, after careful review and analysis of FIN 46, have preliminarily determined that FIN 46 will have no effect on the Fund’s current accounting for its investments in operating limited partnerships.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The general partners have evaluated SFAS No. 150 and determined that it does not have an effect on the Fund’s financial reporting and disclosures.

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

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                                                 Controls & Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Fund’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund’s periodic SEC filings.

(b)                                 Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning, business development and implementation of corporate growth strategies. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program and in the creation of affordable housing. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C and on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 59, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He

also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 42, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses.  Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing for Boston Capital Corporation since 1992. Mr. Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company where he focused on real estate syndication. Mr. Costello has also held senior management positions with two major medical firms, Abbott Laboratories and Roche Diagnostics. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 40, was promoted to Chief Financial Officer of Boston Capital Corporation in May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting since January 2002 and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University

(f)                                                                                  Involvement in certain legal proceedings.

None.

(g)                                                                               Promoters and control persons.

None.

(h) and (i)                                          The Fund has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert.  The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The General Partner of the Partnership, Boston Capital Associates LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc.  The Code of Ethics will be provided without charge to any person who requests it.  Such request should be directed to, Marc N. Teal Boston Capital Corp. One Boston Place Boston, MA 02108.

Item 11.                                                     Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2004 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2004 was $5,942,231.

2.  The Fund has reimbursed or accrued as a payable to an affiliate of the General Partner a total of $533,402 for amounts charged to operations during the year ended March 31, 2004.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

3.  The Fund has reimbursed affiliates of the General Partner a total of $205,859 for amounts charged to syndication during the year ended March 31, 2004.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

4.  The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.  During the 2004 fiscal year, the Fund accrued or paid $4,621,663 of acquisition fees and expenses to the General Partner or its affiliates.

5.  Dealer Manager fees of $1,028,985 were accrued or paid to Boston Capital Services, Inc. during the 2004 fiscal year in respect to the sale of units.

Item 12.                                                     Security Ownership of Certain Beneficial Owners and Management

(a)                                  Security ownership of certain beneficial owners.

As of March 31, 2004, 83,651,080 BACs had been issued.  The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.18%
Series 22	6.99%
Series 23	6.08%
Series 24	5.93%
Series 26	6.09%
Series 27	5.90%

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

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13.                                                       Certain Relationships and Related Transactions

(a)                                  Transactions with management and others.

The Fund has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period April 1, 1995 through March 31, 2004.

(b)                                 Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)                                  Indebtedness of management.

None.

(d)                                 Transactions with promoters.

Not applicable.

Item 14.                                                       Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,100	$11,075	$16,500	$16,100	$16,100

Audit Related Fees	113	113	113	113	113

Tax Fees	5,660	4,010	6,485	5,330	5,660

All Other Fees	—	—	—	—	—

Total	$21,873	$15,198	$23,098	$21,543	$21,873

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$16,100	$23,400	$13,100	$17,100	$16,100

Audit Related Fees	113	113	113	113	113

Tax Fees	5,330	9,125	4,340	5,990	5,330

All Other Fees	—	—	—	—	—

Total	$21,543	$32,638	$17,553	$23,203	$21,543

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,150	$17,100	$17,200	$7,175	$13,100

Audit Related Fees	113	113	113	113	113

Tax Fees	5,000	6,155	5,330	3,350	4,010

All Other Fees	—	—	—	—	—

Total	$19,263	$23,368	$22,643	$10,638	$17,223

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$5,025	$7,075	$7,450	$8,500	$10,600

Audit Related Fees	113	113	113	113	113

Tax Fees	3,515	3,515	2,855	3,515	3,350

All Other Fees	—	—	—	—	—

Total	$8,653	$10,703	$10,418	$12,128	$14,063

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,300	$13,300	$13,300	$15,200	$9,000

Audit Related Fees	113	113	113	113	113

Tax Fees	5,165	5,595	5,365	6,784	3,584

All Other Fees	—	—	—	—	—

Total	$18,578	$19,008	$18,778	$22,097	$12,697

Fee Type	Ser. 45	Ser. 46
Audit Fees	$10,500	$8,000

Audit Related Fees	113	—

Tax Fees	7,075	2,560

All Other Fees	—	—

Total	$17,688	$10,560

Fees paid to the Fund’s independent auditors for Fiscal year 2003 were comprised of the following

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$15,770	$10,842	$16,185	$15,770	$15,770

Audit Related Fees	113	113	113	113	113

Tax Fees	5,660	4,010	6,485	5,330	5,660

All Other Fees	—	—	—	—	—

Total	$21,543	$14,965	$22,783	$21,213	$21,543

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$15,770	$23,058	$12,813	$16,756	$15,770

Audit Related Fees	113	113	113	113	113

Tax Fees	5,330	9,125	4,340	5,990	5,330

All Other Fees	—	—	—	—	—

Total	$21,213	$32,296	$17,266	$22,859	$21,213

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$13,800	$16,800	$16,800	$7,000	$12,813

Audit Related Fees	113	113	113	113	113

Tax Fees	5,000	6,155	5,330	3,350	4,010

All Other Fees	—	—	—	—	—

Total	$18,913	$23,068	$22,243	$10,463	$16,936

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$4,928	$6,900	$7,263	$8,300	$10,375

Audit Related Fees	113	113	113	113	113

Tax Fees	3,515	3,515	2,855	3,350	3,185

All Other Fees	—	—	—	—	—

Total	$8,556	$10,528	$10,231	$11,763	$13,673

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,000	$13,000	$13,000	$15,000	$7,000

Audit Related Fees	113	113	113	113	—

Tax Fees	4,010	5,085	5,140	4,925	—

All Other Fees	—	—	—	—	—

Total	$17,123	$18,198	$18,253	$20,038	$7,000

Fee Type	Ser. 45	Ser. 46
Audit Fees	N/A	N/A

Audit Related Fees	N/A	N/A

Tax Fees	N/A	N/A

All Other Fees	N/A	N/A

Total	N/A	N/A

Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.                                                       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 & 2                                                   Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13

Boston Capital Tax Credit IV L.P.; filed herein as exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2004 and 2003

Statements of Operations for the years or periods ended March 31, 2004, 2003 and 2002

Statements of Changes in Partners’ Capital for the years or periods ended March 31, 2004, 2003 and 2002

Statements of Cash Flows for the years or periods ended March 31, 2004, 2003, and 2002

Notes to Financial Statements, March 31, 2004, 2003 and 2002

Schedule III - Real Estate and Accumulated Depreciation Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1                                               Reports on Form 8-K

On December 30, 2003, the registrant filed a report on 8-K dated October 21, 2002 reporting under Items 5 and 7 the registrant’s investment in Rural Housing of Mendota Limited Partnership

On January 23, 2004, the registrant filed a report on 8-K dated June 3, 2003 reporting under Items 5 and 7 the registrant’s investment in Springfield Metro

On January 23, 2004, the registrant filed a report on 8-K dated June 30, 2003 reporting under Items 5 and 7 the registrant’s investment in Meadowside Associates

On January 23, 2004, the registrant filed separate reports on 8-K each dated October 21, 2002 and each reporting under Items 5 and 7 the registrant’s investment in one of the following:

Rural Housing of Mt. Carroll Limited Partnership

Los Lunas Apartments Limited Partnership

Edna Vanderbilt

Hawthorne Associates LP

Franklin Grove Limited Partnership

Rural Housing of Fulton Limited Partnership

Heritage Two, LP

Parkhurst Place

On January 23, 2004, the registrant filed separate reports on 8-K each dated October 21, 2002 and each reporting under Items 5 and 7 the registrant’s investment in one of the following:

Hattiesburg Housing LP

1374 Boston Road Limited Partnership

200 East Avenue Associates LP

Casa Rosa Apartments

Lake Apartments II Limited Partnership

Northrock Housing Associates

AHAB Project One, LP

Randolph Village Associates Limited Partnership

Senior Suites Chicago Austin Limited Partnership

Clubview Partners Limited Partnership

Edgewood Apartments Partnership

Harbor Pointe/MHT LDHA

Lombard Partners LP

Millwood Park LP

Hillside Terrace Associate LP

San Angelo Bent Tree Apartments LP

Montfort Housing Limited Partnership

Summerdale Partners LP II

Seagraves Apartments LP

FFLM Associates LLC

COGIC Village LDHA Limited Partnership

FFLM Associates LLC

Pyramid Four Limited Partnership

East Ave Associates LP

Parkside Plaza LP

Granada Rose Limited Partnership

Northrock Housing Associates Limited Partnership

Southaven Partners I LP

Howard Park Ltd

Washington Courtyards, Limited Partnership

Highway Partner’s 18 Limited Partner

Wedgewood Park Limited Partnership

Washington Courtyards Limited Partnership

Annadale Housing Partners

Ashton Ridge LDHA Limited Partnership

FAH Silver Pond Limited Partnership

Ashton Ridge LDHA Limited Partnership

Aldine Westfield Apartments LP

Arbors @ Eagle Crest LDHA Limited Partnership

KC Shalom Housing Limited Partnership

Breeze Cove Limited Partnership

DS Housing LP

CC Housing LP

TS Housing LP

Carpenter School I Elderly Apartments LP

Lyceum Housing Limited Partnership

New Shinnston I Limited Partnership

(c) 1                                                                         Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S—K)

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

bg.                               Agreement of Limited Partnership of Southaven Partners I, L.P.  (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange on July 27, 1999.)

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

by.                               Agreement of Limited Partnership of Rural Housing Partners of Mendota LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December 30, 2002.)

bz.                                 Agreement of Limited Partnership of Springfield Metro (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ca.                                 Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cb.                                Agreement of Limited Partnership of Meadowside Associates incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cc.                                 Agreement of Limited Partnership of Los Lunas Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cd.                                Agreement of Limited Partnership of Edna Vanderbilt incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ce.                                 Agreement of Limited Partnership of Hawthorne Assoc. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cf.                                   Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cg.                                Agreement of Limited Partnership of Rural Housing Partners of Fulton LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ch.                                Agreement of Limited Partnership of Heritage Two LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ci.                                    Agreement of Limited Partnership of Parkhurst Place incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cj.                                    Agreement of Limited Partnership of Hattiesburg Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ck.                                 Agreement of Limited Partnership of 1374 Boston Road LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cl.                                    Agreement of Limited Partnership of 200 East Avenue Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cm.                              Agreement of Limited Partnership of Casa Rosa Apartments incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cn.                                Agreement of Limited Partnership of Lake Apartments II LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

co.                                Agreement of Limited Partnership of Northrock Housing Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cp.                                Agreement of Limited Partnership of AHAB Project One LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cq.                                Agreement of Limited Partnership of Randolph Village Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cr.                                   Agreement of Limited Partnership of Sr. Suites Chicago Austin LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cs.                                 Agreement of Limited Partnership of Clubview Partners LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ct.                                   Agreement of Limited Partnership of Edgewood Apartments Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cu.                                Agreement of Limited Partnership of Harbor Pointe/MHT LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cv.                                Agreement of Limited Partnership of Lombard Partners LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cw.                              Agreement of Limited Partnership of Millwood Park LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cx.                                  Agreement of Limited Partnership of Hillside Terrace Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cy.                                Agreement of Limited Partnership of San Angelo Bent Tree Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cz.                                  Agreement of Limited Partnership of Montfort Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

da.                                Agreement of Limited Partnership of Summerdale Partners LP II incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

db.                               Agreement of Limited Partnership of Seagraves Apartments LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

de.                                Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

df.                                  Agreement of Limited Partnership of COGIC Village LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dg.                               Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dh.                               Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

di.                                   Agreement of Limited Partnership of Pyramid Four Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dj.                                   Agreement of Limited Partnership of 200 East Avenue Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dk.                                Agreement of Limited Partnership of Parkside Plaza LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dl.                                   Agreement of Limited Partnership of Granada Rose LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dm.                             Agreement of Limited Partnership of Northrock Housing Assoc. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dn.                               Agreement of Limited Partnership of Southaven Partners I LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

do.                               Agreement of Limited Partnership of Howard Park Ltd incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dp.                               Agreement of Limited Partnership of Washington Courtyards LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dq.                               Agreement of Limited Partnership of Highway Partners 18 LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dr.                                  Agreement of Limited Partnership of Wedgewood Park LP incorporated by reference from registrants current report on form 8-k as filed filed with the Securities and Exchange Commission on March 31, 2003.)

ds.                                Agreement of Limited Partnership of Washington Courtyards LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dt.                                  Agreement of Limited Partnership of Annadale Housing Partners incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

du.                               Agreement of Limited Partnership of Ashton Ridge LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dv.                               Agreement of Limited Partnership of FAH Silver Pond LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dw.                             Agreement of Limited Partnership of Ashton Ridge LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dx.                                 Agreement of Limited Partnership of Aldine Westfield Apts., LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dy.                               Agreement of Limited Partnership of Arbors at Eagle Crest LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dz.                                 Agreement of Limited Partnership of KC Shalom Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ea.                                 Agreement of Limited Partnership of Breeze Cove Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

eb.                                Agreement of Limited Partnership of DS Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ec.                                 Agreement of Limited Partnership of CC Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ed.                                Agreement of Limited Partnership of TS Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ef.                                   Agreement of Limited Partnership of Carpenter School I Elderly Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

eg.                                Agreement of Limited Partnership of Lyceum Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

eh.                                Agreement of Limited Partnership of New Shinnston I LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

Exhibit No. 31 Certification 302

a.                                       Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

b.                                      Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.                                       Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.                                      Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 99.1 - Independent Auditor’s Reports for Operating Partnerships, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: July 14, 2004	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2004	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management, Inc.;
Director, President
(Principal Executive
Officer) BCTC IV
Assignor Corp.

July 14, 2004	/s/ Marc N. Teal

Sr. Vice President, Chief Fiancial Officer (Principal Accounting and Financial Officer) C&M Management Inc; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.

Marc N. Teal