Form 10-Q
period 2004-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2004-08-19
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2004

                                             or

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

Registrant's telephone number, including area code (617)624-8900

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-28
Statements of Operations	29-54
Statements of Changes in Partners' Capital	55-68
Statements of Cash Flows	68-120
Notes to Financial Statements	121-151

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	152-191

Item 3. Quantitative and Qualitative Disclosure About Market Risk	192

Item 4. Evaluation of Disclosure and Procedures	192

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	193

Signatures	194

Certification	195-196

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$429,755,588	$436,741,304

OTHER ASSETS

Cash and cash equivalents	29,717,301	33,051,933
Investments	21,179,362	20,600,420
Notes receivable	6,979,372	8,182,738
Acquisition costs	36,508,233	36,053,820
Other assets	11,071,913	10,020,450
	$535,211,769	$544,650,665

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 41,680	$ 66,482
Accounts payable affiliates	21,682,320	21,701,204
Capital contributions payable	31,742,293	32,845,438
Line of credit	-	-
	53,466,293	54,613,124

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 73,953,742 issued and outstanding, as of June 30, 2004	484,063,739	492,272,914
General Partner	(2,352,063)	(2,269,173)
Unrealized gain (loss) on securities
available for sale, net	33,800	33,800
	481,745,476	490,037,541
	$535,211,769	$544,650,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,371,111	$ 9,951,958

OTHER ASSETS
Cash and cash equivalents	2,519,590	252,117
Investments	-	-
Notes receivable	-	-
Acquisition costs	79,481	80,374
Other assets	1,796,298	1,796,298
	$ 10,766,480	$ 12,080,747

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,532,163	3,558,524
Capital contributions payable	388,026	388,026
Line of credit	-	-
	2,920,189	3,946,550

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of June 30, 2004	8,098,393	8,383,420
General Partner	(252,102)	(249,223)
Unrealized gain (loss) on securities
available for sale, net	-	-
	7,846,291	8,134,197
	$ 10,766,480	$ 12,080,747

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,383,781	$ 1,527,512

OTHER ASSETS
Cash and cash equivalents	128,165	142,893
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs	43,473	43,962
Other assets	280,232	280,232
	$ 2,293,290	$ 2,452,238

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	884,330	852,869
Capital contributions payable	457,641	457,642
Line of credit	-	-
	1,341,971	1,310,511

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of June 30, 2004	1,103,758	1,292,262
General Partner	(152,439)	(150,535)
Unrealized gain (loss) on securities
available for sale, net	-	-
	951,319	1,141,727
	$ 2,293,290	$ 2,452,238

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,618,086	$ 7,983,840

OTHER ASSETS
Cash and cash equivalents	277,224	320,139
Investments	-	-
Notes receivable	450,981	450,981
Acquisition costs	136,610	138,145
Other assets	167,344	167,344
	$ 8,650,245	$ 9,060,449

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,908,162	1,889,514
Capital contributions payable	477,996	479,496
Line of credit	-	-
	2,386,158	2,369,010

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of June 30, 2004	6,420,528	6,843,606
General Partner	(156,441)	(152,167)
Unrealized gain (loss) on securities
available for sale, net	-	-
	6,264,087	6,691,439
	$ 8,650,245	$ 9,060,449

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,972,615	$14,271,144

OTHER ASSETS
Cash and cash equivalents	152,065	140,695
Investments	-	-
Notes receivable	-	-
Acquisition costs	203,159	205,442
Other assets	269,371	269,370
	$14,597,210	$14,886,651

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,374,542	1,314,475
Capital contributions payable	117,797	117,796
Line of credit	-	-
	1,492,339	1,432,271

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, June 30, 2004	13,258,668	13,604,682
General Partner	(153,797)	(150,302)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,104,871	13,454,380
	$14,597,210	$14,886,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,648,746	$ 7,862,910

0THER ASSETS
Cash and cash equivalents	228,105	221,188
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs	227,052	229,602
Other assets	857,394	857,394
	$ 9,116,775	$ 9,326,572

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 679	$ 678
Accounts payable affiliates	1,429,464	1,373,004
Capital contributions payable	368,239	368,239
Line of credit	-	-
	1,798,382	1,741,921

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of June 30, 2004	7,430,508	7,694,103
0eneral Partner	(112,115)	(109,452)
Unrealized gain (loss) on securities
available for sale, net	-	-
	7,318,393	7,584,651
	$ 9,116,775	$ 9,326,572

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,832,137	$14,051,041

OTHER ASSETS
Cash and cash equivalents	475,490	443,860
Investments	-	-
Notes receivable	-	-
Acquisition costs	228,024	230,586
Other assets	746,785	746,785
	$15,282,436	$15,472,272

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 978
Accounts payable affiliates	1,204,226	1,136,057
Capital contributions payable	943,704	943,704
Line of credit	-	-
	2,148,908	2,080,739

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of June 30, 2004	13,259,637	13,515,062
General Partner	(126,109)	(123,529)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,133,528	13,391,533
	$15,282,436	$15,472,272

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,903,081	$22,225,204

OTHER ASSETS
Cash and cash equivalents	354,043	447,941
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs	401,467	405,693
Other assets	1,564,626	1,564,626
	$24,359,039	$24,779,286

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	2,097,376	2,090,807
Capital contributions payable	1,443,838	1,443,838
Line of credit	-	-
	3,541,304	3,534,735

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of June 30, 2004	20,949,811	21,372,359
General Partner	(132,076)	(127,808)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,817,735	21,244,551
	$ 24,359,039	$24,779,286

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,736,608	$13,905,222

OTHER ASSETS
Cash and cash equivalents	131,129	234,047
Investments	-	-
Notes receivable	-	-
Acquisition costs	332,565	336,302
Other assets	172,425	172,425
	$14,372,727	$14,647,996

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,434,115	1,455,313
Capital contributions payable	39,749	39,749
Line of credit	-	-
	1,473,864	1,495,062

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of June 30, 2004	12,976,322	13,227,852
General Partner	(77,459)	(74,918)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,898,863	13,152,934
	$14,372,727	$14,647,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,371,574	$23,747,689

OTHER ASSETS
Cash and cash equivalents	441,828	464,935
Investments	-	-
Notes receivable	605,000	605,000
Acquisition costs	73,437	74,262
Other assets	2,595	2,595
	$24,494,434	$24,894,481

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,200	$ 28,003
Accounts payable affiliates	-	-
Capital contributions payable	40,968	40,968
Line of credit	-	-
	44,168	68,971

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of June 30, 2004	24,549,511	24,921,003
General Partner	(99,245)	(95,493)
Unrealized gain (loss) on securities
available for sale, net	-	-
	24,450,266	24,825,510
	$24,494,434	$24,894,481

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,150,093	$19,475,261

OTHER ASSETS
Cash and cash equivalents	256,428	328,122
Investments	190,830	161,713
Notes receivable	20,935	20,935
Acquisition costs	73,626	74,450
Other assets	640	604
	$19,692,552	$20,061,085

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	795,271	760,776
Capital contributions payable	86,718	86,718
Line of credit	-	-
	881,989	847,494

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of June 30, 2004	18,961,363	19,360,361
General Partner	(150,538)	(146,508)
Unrealized gain (loss) on securities
available for sale, net	(262)	(262)
	18,810,563	19,213,591
	$19,692,552	$20,061,085

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,043,425	$15,343,813

OTHER ASSETS
Cash and cash equivalents	122,813	124,788
Investments	-	-
Notes receivable	273,842	273,842
Acquisition costs	472,514	477,819
Other assets	1,771	1,771
	$15,813,365	$16,222,033

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	239,637	184,407
Capital contributions payable	128,167	128,167
Line of credit	-	-
	367,804	312,574

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of June 30, 2004	15,618,152	15,977,421
General Partner	(71,591)	(67,962)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,546,561	15,909,459
	$15,914,365	$16,222,033

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,316,975	$22,596,325

OTHER ASSETS
Cash and cash equivalents	375,849	487,978
Investments	-	-
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	147,047	147,047
	$23,495,546	$23,887,025

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	264,960	264,960
Capital contributions payable	682,058	695,771
Line of credit	-	-
	947,018	960,731

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of June 30, 2004	22,702,302	23,076,290
General Partner	(153,774)	(149,996)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,548,528	22,926,294
	$23,495,546	$23,887,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$27,626,881	$27,979,243

OTHER ASSETS
Cash and cash equivalents	328,416	319,905
Investments	-	-
Notes receivable	536,581	536,581
Acquisition costs	676,467	684,066
Other assets	448,301	448,301
	$29,616,646	$29,968,096

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	761,988	679,092
Capital contributions payable	902,467	902,467
Line of credit	-	-
	1,664,455	1,581,559

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of June 30, 2004	28,079,030	28,509,033
General Partner	(126,839)	(122,496)
Unrealized gain (loss) on securities
available for sale, net	-	-
	27,952,191	28,386,537
	$29,616,646	$29,968,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,560,571	$15,749,412

OTHER ASSETS
Cash and cash equivalents	195,838	194,499
Investments	-	-
Notes receivable	74,696	74,696
Acquisition costs	606,971	613,790
Other assets	133,131	133,131
	$16,571,207	$16,765,528

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	510,857	467,366
Capital contributions payable	202,285	202,285
Line of credit	-	-
	713,142	669,651

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of June 30, 2004	15,925,264	16,160,698
General Partner	(67,199)	(64,821)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,858,065	16,095,877
	$16,571,207	$16,765,528

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,201,268	$20,605,779

OTHER ASSETS
Cash and cash equivalents	255,563	248,852
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs	964,634	975,473
Other assets	11,473	11,473
	$21,436,485	$21,845,124

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	963,491	890,192
Capital contributions payable	85,968	85,968
Line of credit	-	-
	1,049,459	976,160

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of June 30, 2004	20,483,546	20,960,665
General Partner	(96,520)	(91,701)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,387,026	20,868,964
	$21,436,485	$21,845,124

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,490,194	$18,651,926

OTHER ASSETS
Cash and cash equivalents	634,451	568,900
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,733,664	2,764,380
Other assets	124,353	196,002
	$22,305,446	$22,503,992

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	337,272	300,478
Capital contributions payable	603,740	603,740
Line of credit	-	-
	941,012	904,218

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of June 30, 2004	21,432,814	21,665,801
General Partner	(68,380)	(66,027)
Unrealized gain (loss) on securities
available for sale, net	-	-
	21,364,434	21,599,774
	$22,305,446	$22,503,992

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,354,188	$11,525,838

OTHER ASSETS
Cash and cash equivalents	86,225	79,639
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	1,877,017	1,898,107
Other assets	338,277	338,277
	$13,978,491	$14,164,645

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	675,411	634,828
Capital contributions payable	657,998	657,998
Line of credit	-	-
	1,333,409	1,292,826

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of June 30, 2004	12,697,294	12,921,764
General Partner	(52,212)	(49,945)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,645,082	12,871,819
	$13,978,491	$14,164,645

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,064,526	$15,180,208

OTHER ASSETS
Cash and cash equivalents	346,893	168,094
Investments	-	-
Notes receivable	155,490	155,490
Acquisition costs	2,092,368	2,114,865
Other assets	98,158	277,840
	$17,757,435	$17,896,497

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	514,723	463,506
Capital contributions payable	155,363	155,363
Line of credit	-	-
	670,086	618,869

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of June 30, 2004	17,132,039	17,320,415
General Partner	(44,690)	(42,787)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,087,349	17,277,628
	$17,757,435	$17,896,497

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,450,334	$15,667,255

OTHER ASSETS
Cash and cash equivalents	205,353	139,965
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,373,551	2,397,527
Other assets	4,875	64,336
	$18,034,113	$18,269,083

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	456,600	414,973
Capital contributions payable	117,735	117,735
Line of credit	-	-
	574,335	532,708

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, June 30, 2004	17,503,465	17,777,296
General Partner	(43,687)	(40,921)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,459,778	17,736,375
	$18,034,113	$18,269,083

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,298,975	$13,521,338

OTHER ASSETS
Cash and cash equivalents	202,250	96,315
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,194,563	2,216,508
Other assets	184,159	294,028
	$15,879,947	$16,128,189

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	529,126	494,497
Capital contributions payable	-	-
Line of credit	-	-
	529,126	494,497

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of June 30, 2004	15,393,755	15,673,797
General Partner	(42,934)	(40,105)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,350,821	15,633,692
	$15,879,947	$16,128,189

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,006,627	$17,263,072

OTHER ASSETS
Cash and cash equivalents	33,052	40,313
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,666,941	2,692,163
Other assets	325,418	325,418
	$20,032,038	$20,320,966

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 36,733	$ 36,733
Accounts payable affiliates	801,420	750,951
Capital contributions payable	152,424	152,424
Line of credit	-	-
	990,577	940,108

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of June 30, 2004	19,075,989	19,411,992
General Partner	(34,528)	(31,134)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,041,461	19,380,858
	$20,032,038	$20,320,966

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	June 30, 2004 (Unaudited)	March 31, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,585,412	$18,522,070

OTHER ASSETS
Cash and cash equivalents	667,740	323,017
Investments	-	-
Notes receivable	50,000	50,000
Acquisition costs	2,915,567	2,941,043
Other assets	419,693	419,693
	$21,638,412	$22,255,823

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	737,858	683,357
Capital contributions payable	973,902	838,164
Line of credit	-	-
	1,711,760	1,521,521

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of June 30, 2004	19,977,945	20,777,519
General Partner	(51,293)	(43,217)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,926,652	20,734,302
	$21,638,412	$22,255,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	June 30, 2004 (Unaudited)	March 31, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,351,209	$17,580,082

OTHER ASSETS
Cash and cash equivalents	1,712,570	1,858,784
Investments	-	-
Notes receivable	1,065,305	1,065,305
Acquisition costs	2,937,503	2,948,991
Other assets	294,206	278,222
	$23,360,793	$23,731,384

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	575,931	516,481
Capital contributions payable	1,817,119	2,026,211
Line of credit	-	-
	2,393,050	2,542,692

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of June 30, 2004	20,994,296	21,213,036
General Partner	(26,553)	(24,344)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,967,743	21,188,692
	$23,360,793	$23,731,384

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	June 30, 2004 (Unaudited)	March 31, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,843,180	$ 24,108,220

OTHER ASSETS
Cash and cash equivalents	427,207	1,723,622
Investments	3,316,687	2,401,514
Notes receivable	1,517,945	1,317,945
Acquisition costs	3,818,865	3,812,241
Other assets	201,655	201,025
	$33,125,539	$33,564,567

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	471,625	395,891
Capital contributions payable	4,355,179	4,608,555
Line of credit	-	-
	4,826,804	5,004,446

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,978 issued and outstanding, as of June 30, 2004	28,323,744	28,582,516
General Partner	(34,311)	(31,697)
Unrealized gain (loss) on securities
available for sale, net	9,302	9,302
	28,298,735	28,560,121
	$33,125,539	$33,564,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	June 30, 2004 (Unaudited)	March 31 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,662,195	$ 14,763,643

OTHER ASSETS
Cash and cash equivalents	1,257,754	1,867,420
Investments	5,345,898	3,964,717
Notes receivable	-	747,691
Acquisition costs	2,733,894	2,755,762
Other assets	3,543	1,250
	$24,003,284	$24,100,483

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	169,357	116,471
Capital contributions payable	2,077,152	2,077,152
Line of credit	-	-
	2,246,509	2,193,623

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,978 issued and outstanding, as of June 30, 2004	21,763,986	21,912,570
General Partner	(16,079)	(14,578)
Unrealized gain (loss) on securities
available for sale, net	8,868	8,868
	21,756,775	21,906,860
	$24,003,284	$24,100,483

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	June 30, 2004 (Unaudited)	March 31 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,278,485	$22,349,618

OTHER ASSETS
Cash and cash equivalents	6,333,524	5,967,616
Investments	10,059,688	10,634,756
Notes receivable	830,543	830,543
Acquisition costs	2,885,666	2,897,541
Other assets	613,514	1,014,271
	$43,001,420	$43,694,345

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	8,662,415	9,227,492
Line of credit	-	-
	8,662,415	9,227,492

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,978 issued and outstanding, as of June 30, 2004	34,328,173	34,454,769
General Partner	(6,696)	(5,444)
Unrealized gain (loss) on securities
available for sale, net	17,528	17,528
	34,339,005	34,466,853
	$43,001,420	$43,694,345

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	June 30, 2004 (Unaudited)	March 31, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,633,311	$ 10,331,681

OTHER ASSETS
Cash and cash equivalents	11,567,736	15,846,289
Investments	2,266,259	3,437,720
Notes receivable	-	-
Acquisition costs	2,103,479	2,044,726
Other assets	1,864,629	10,692
	$31,435,414	$31,671,108

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	12,415	12,415
Capital contributions payable	5,803,645	5,999,770
Line of credit	-	-
	5,816,060	6,012,185

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,978 issued and outstanding, as of June 30, 2004	25,623,446	25,662,622
General Partner	(2,456)	(2,063)
Unrealized gain (loss) on securities
available for sale, net	(1,636)	(1,636)
	25,619,354	25,658,923
	$31,435,414	$31,671,108

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 245,433	$ 104,622
Other income	300	-
	245,733	104,622

Share of loss from Operating Partnerships (Note D)	(6,411,458)	(6,002,081)

Expenses
Professional fees	162,266	161,725
Fund management fee (Note C)	1,391,131	1,306,363
Organization costs	-	-
Amortization	367,013	242,361
General and administrative expenses	203,042	91,399
	2,123,452	1,801,848

NET INCOME (LOSS)	$(8,289,177)	$(7,699,307)

Net income (loss) allocated to limited partners	$(8,206,287)	$(7,622,315)

Net income (loss) allocated to general partner	$ (82,890)	$ (76,992)

Net income (loss) per BAC	$ (2.72)	$ (2.48)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2004	2003

Income
Interest income	$ 2,008	$ 358
Other income	-	-
	2,008	358

Share of loss from Operating Partnerships(Note D)	(207,472)	(134,121)

Expenses
Professional fees	5,897	8,133
Fund management fee (Note C)	72,346	68,618
Organization costs	-	-
Amortization	893	893
General and administrative expenses	3,306	1,975
	82,442	79,619

NET INCOME (LOSS)	$ (287,906)	$ (213,382)

Net income (loss) allocated to limited partners	$ (285,027)	$ (211,248)

Net income (loss) allocated to general partner	$ (2,879)	$ (2,134)

Net income (loss) per BAC	$ (.07)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2004	2003

Income
Interest income	$ 135	$ 329
Other income	-	-
	135	329

Share of loss from Operating Partnerships(Note D)	(143,731)	(181,326)

Expenses
Professional fees	3,165	7,529
Fund management fee (Note C)	41,460	56,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	1,699	1,826
	46,812	66,303

NET INCOME (LOSS)	$ (190,408)	$ (247,300)

Net income (loss) allocated to limited partners	$ (188,504)	$ (244,827)

Net income (loss) allocated to general partner	$ (1,904)	$ (2,473)

Net income (loss) per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2004	2003

Income
Interest income	$ 291	$ 558
Other income	-	-
	291	558

Share of loss from Operating Partnerships(Note D)	(363,854)	(248,442)

Expenses
Professional fees	5,021	5,013
Fund management fee (Note C)	54,933	60,432
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	2,300	1,530
	63,789	68,510

NET INCOME (LOSS)	$ (427,352)	$ (316,394)

Net income (loss) allocated to limited partners	$ (423,078)	$ (313,230)

Net income (loss) allocated to general partner	$ (4,274)	$ (3,164)

Net income (loss) per BAC	$ (.16)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2004	2003

Income
Interest income	$ 137	$ 247
Other income	-	-
	137	247

Share of loss from Operating Partnerships(Note D)	(296,629)	(284,539)

Expenses
Professional fees	4,498	7,685
Fund management fee (Note C)	43,317	56,816
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	2,919	1,773
	53,017	68,557

NET INCOME (LOSS)	$ (349,509)	$ (352,849)

Net income (loss) allocated to limited partners	$ (346,014)	$ (349,321)

Net income (loss) allocated to general partner	$ (3,495)	$ (3,528)

Net income (loss) per BAC	$ (.10)	$ (.10)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2004	2003

Income
Interest income	$ 216	$ 375
Other income	-	-
	216	375

Share of loss from Operating Partnerships(Note D)	(214,164)	(152,581)

Expenses
Professional fees	4,574	5,306
Fund management fee (Note C)	43,261	27,553
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	1,924	1,196
	52,310	36,606

NET INCOME (LOSS)	$ (266,258)	$ (188,812)

Net income (loss) allocated to limited partners	$ (263,595)	$ (186,924)

Net income (loss) allocated to general partner	$ (2,663)	$ (1,888)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2004	2003

Income
Interest income	$ 454	$ 645
Other income	-	-
	454	645

Share of loss from Operating Partnerships(Note D)	(217,646)	(285,406)

Expenses
Professional fees	5,937	6,166
Fund management fee (Note C)	28,552	49,278
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	2,519	2,084
	40,813	61,333

NET INCOME (LOSS)	$ (258,005)	$ (346,094)

Net income (loss) allocated to limited partners	$ (255,425)	$ (342,633)

Net income (loss) allocated to general partner	$ (2,580)	$ (3,461)

Net income (loss) per BAC	$ (.08)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2004	2003

Income
Interest income	$ 381	$ 687
Other income	-	-
	381	687

Share of loss from Operating Partnerships(Note D)	(322,017)	(439,974)

Expenses
Professional fees	8,030	12,768
Fund management fee (Note C)	89,640	98,573
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	3,284	1,739
	105,180	117,306

NET INCOME (LOSS)	$ (426,816)	$ (556,593)

Net income (loss) allocated to limited partners	$ (422,548)	$ (551,027)

Net income (loss) allocated to general partner	$ (4,268)	$ (5,566)

Net income (loss) per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2004	2003

Income
Interest income	$ 165	$ 362
Other income	-	-
	165	362

Share of loss from Operating Partnerships(Note D)	(168,437)	(195,111)

Expenses
Professional fees	3,584	4,356
Fund management fee (Note C)	76,422	69,978
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	1,879	1,262
	85,799	79,510

NET INCOME (LOSS)	$ (254,071)	$ (274,259)

Net income (loss) allocated to limited partners	$ (251,530)	$ (271,516)

Net income (loss) allocated to general partner	$ (2,541)	$ (2,743)

Net income (loss) per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2004	2003

Income
Interest income	$ 426	$ 5,258
Other income	-	-
	426	5,258

Share of loss from Operating Partnerships(Note D)	(338,620)	(309,038)

Expenses
Professional fees	5,679	10,218
Fund management fee (Note C)	27,389	60,322
Organization costs	-	-
Amortization	825	825
General and administrative expenses	3,157	3,409
	37,050	74,774

NET INCOME (LOSS)	$ (375,244)	$ (378,554)

Net income (loss) allocated to limited partners	$ (371,492)	$ (374,768)

Net income (loss) allocated to general partner	$ (3,752)	$ (3,786)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2004	2003

Income
Interest income	$ 2,009	$ 2,859
Other income	-	-
	2,009	2,859

Share of loss from Operating Partnerships(Note D)	(325,168)	(361,320)

Expenses
Professional fees	4,669	6,941
Fund management fee (Note C)	69,442	70,896
Organization costs	-	-
Amortization	828	827
General and administrative expenses	4,930	2,769
	79,869	81,433

NET INCOME (LOSS)	$ (403,028)	$ (439,894)

Net income (loss) allocated to limited partners	$ (398,998)	$ (435,495)

Net income (loss) allocated to general partner	$ (4,030)	$ (4,399)

Net income (loss) per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2004	2003

Income
Interest income	$ 126	$ 178
Other income	-	-
	126	178

Share of loss from Operating Partnerships(Note D)	(300,383)	(344,819)

Expenses
Professional fees	14,125	3,863
Fund management fee (Note C)	41,290	48,912
Organization costs	-	-
Amortization	5,309	5,309
General and administrative expenses	1,917	1,271
	62,641	59,355

NET INCOME (LOSS)	$ (362,898)	$ (403,996)

Net income (loss) allocated to limited partners	$ (359,269)	$ (399,956)

Net income (loss) allocated to general partner	$ (3,629)	$ (4,040)

Net income (loss) per BAC	$ (.14)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2004	2003

Income
Interest income	$ 408	$ 352
Other income	-	-
	408	352

Share of loss from Operating Partnerships(Note D)	(277,958)	(541,110)

Expenses
Professional fees	4,774	4,713
Fund management fee (Note C)	92,408	95,479
Organization costs	-	-
Amortization	-	-
General and administrative expenses	3,034	1,966
	100,216	102,158

NET INCOME (LOSS)	$ (377,766)	$ (642,916)

Net income (loss) allocated to limited partners	$ (373,988)	$ (636,487)

Net income (loss) allocated to general partner	$ (3,778)	$ (6,429)

Net income (loss) per BAC	$ (.08)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2004	2003

Income
Interest income	$ 320	$ 414
Other income	-	-
	320	414

Share of loss from Operating Partnerships(Note D)	(350,780)	(363,689)

Expenses
Professional fees	4,669	6,940
Fund management fee (Note C)	66,613	58,161
Organization costs	-	-
Amortization	9,181	9,181
General and administrative expenses	3,423	2,275
	83,886	76,557

NET INCOME (LOSS)	$ (434,346)	$ (439,832)

Net income (loss) allocated to limited partners	$ (430,003)	$ (435,434)

Net income (loss) allocated to general partner	$ (4,343)	$ (4,398)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2004	2003

Income
Interest income	$ 193	$ 289
Other income	-	-
	193	289

Share of loss from Operating Partnerships(Note D)	(188,841)	(148,236)

Expenses
Professional fees	2,841	4,189
Fund management fee (Note C)	37,402	43,491
Organization costs	-	-
Amortization	6,819	6,820
General and administrative expenses	2,102	1,290
	49,164	55,790

NET INCOME (LOSS)	$ (237,812)	$ (203,737)

Net income (loss) allocated to limited partners	$ (235,434)	$ (201,700)

Net income (loss) allocated to general Partner	$ (2,378)	$ (2,037)

Net income (loss) per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2004	2003

Income
Interest income	$ 250	$ 399
Other income	-	-
	250	399

Share of loss from Operating Partnerships(Note D)	(404,365)	(527,289)

Expenses
Professional fees	4,445	3,113
Fund management fee (Note C)	60,008	66,715
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	2,386	1,713
	77,823	82,525

NET INCOME (LOSS)	$ (481,938)	$ (609,415)

Net income (loss) allocated to limited partners	$ (477,119)	$ (603,321)

Net income (loss) allocated to general partner	$ (4,819)	$ (6,094)

Net income (loss) per BAC	$ (.14)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2004	2003

Income
Interest income	$ 522	$ 1,056
Other income	-	-
	522	1,056

Share of loss from Operating Partnerships(Note D)	(160,139)	(149,383)

Expenses
Professional fees	2,794	2,713
Fund management fee (Note C)	38,290	52,090
Organization costs	-	-
Amortization	32,309	32,310
General and administrative expenses	2,330	1,527
	75,723	88,640

NET INCOME (LOSS)	$ (235,340)	$ (236,967)

Net income (loss) allocated to limited partners	$ (232,987)	$ (234,597)

Net income (loss) allocated to general partner	$ (2,353)	$ (2,370)

Net income (loss) per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2004	2003

Income
Interest income	$ 84	$ 135
Other income	150	-
	234	135

Share of loss from Operating Partnerships(Note D)	(167,622)	(128,338)

Expenses
Professional fees	3,137	4,598
Fund management fee (Note C)	32,505	30,418
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	1,591	1,157
	59,349	58,289

NET INCOME (LOSS)	$ (226,737)	$ (186,492)

Net income (loss) allocated to limited partners	$ (224,470)	$ (184,627)

Net income (loss) allocated to general partner	$ (2,267)	$ (1,865)

Net income (loss) per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2004	2003

Income
Interest income	$ 180	$ 405
Other income	-	-
	180	405

Share of loss from Operating Partnerships(Note D)	(111,475)	(125,284)

Expenses
Professional fees	5,052	3,631
Fund management fee (Note C)	48,717	44,238
Organization costs	-	-
Amortization	23,706	23,706
General and administrative expenses	1,509	966
	78,984	72,541

NET INCOME (LOSS)	$ (190,279)	$ (197,420)

Net income (loss) allocated to limited partners	$ (188,376)	$ (195,446)

Net income (loss) allocated to general partner	$ (1,903)	$ (1,974)

Net income (loss) per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2004	2003

Income
Interest income	$ 143	$ 222
Other income	-	-
	143	222

Share of loss from Operating Partnerships(Note D)	(216,168)	(115,025)

Expenses
Professional fees	3,137	15,051
Fund management fee (Note C)	30,901	20,198
Organization costs	-	-
Amortization	24,729	26,234
General and administrative expenses	1,805	940
	60,572	62,423

NET INCOME (LOSS)	$ (276,597)	$ (177,226)

Net income (loss) allocated to limited partners	$ (273,831)	$ (175,454)

Net income (loss) allocated to general partner	$ (2,766)	$ (1,772)

Net income (loss) per BAC	$ (.11)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2004	2003

Income
Interest income	$ 149	$ 62
Other income	-	-
	149	62

Share of loss from Operating Partnerships(Note D)	(221,726)	(212,843)

Expenses
Professional fees	3,013	5,742
Fund management fee (Note C)	34,200	28,765
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	1,497	939
	61,291	58,027

NET INCOME (LOSS)	$ (282,871)	$ (270,808)

Net income (loss) allocated to limited partners	$ (280,042)	$ (268,100)

Net income (loss) allocated to general partner	$ (2,829)	$ (2,708)

Net income (loss) per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2004	2003

Income
Interest income	$ 34	$ 136
Other income	-	-
	34	136

Share of loss from Operating Partnerships(Note D)	(253,612)	(183,871)

Expenses
Professional fees	10,893	6,148
Fund management fee (Note C)	44,602	44,170
Organization costs	-	-
Amortization	28,431	28,429
General and administrative expenses	1,893	1,356
	85,819	80,103

NET INCOME (LOSS)	$ (339,397)	$ (263,838)

Net income (loss) allocated to limited partners	$ (336,003)	$ (261,200)

Net income (loss) allocated to general partner	$ (3,394)	$ (2,638)

Net income (loss) per BAC	$ (.13)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2004	2003

Income
Interest income	$ 330	$ 1,690
Other income	150	-
	480	1,690

Share of loss from Operating Partnerships(Note D)	(710,176)	(385,962)

Expenses
Professional fees	4,697	7,974
Fund management fee (Note C)	57,572	68,010
Organization costs	-	-
Amortization	33,461	33,344
General and administrative expenses	2,224	4,190
	97,954	113,518

NET INCOME (LOSS)	$ (807,650)	$ (497,790)

Net income (loss) allocated to limited partners	$ (799,574)	$ (492,812)

Net income (loss) allocated to general partner	$ (8,076)	$ (4,978)

Net income (loss) per BAC	$ (.28)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2004	2003

Income
Interest income	$ 2,472	$ 30,724
Other income	-	-
	2,472	30,724

Share of loss from Operating Partnerships(Note D)	(142,326)	(174,520)

Expenses
Professional fees	4,524	6,359
Fund management fee (Note C)	44,893	34,857
Organization costs	-	-
Amortization	28,675	-
General and administrative expenses	3,003	13,714
	81,095	54,930

NET INCOME (LOSS)	$(220,949)	$(198,726)

Net income (loss) allocated to limited partners	$(218,740)	$(196,739)

Net income (loss) allocated to general partner	$ (2,209)	$ (1,987)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2004	2003

Income
Interest income	$ 15,293	$ 29,142
Other income	-	-
	15,293	29,142

Share of loss from Operating Partnerships(Note D)	(139,262)	(9,854)

Expenses
Professional fees	8,751	8,473
Fund management fee (Note C)	71,276	35,187
Organization costs	-	-
Amortization	40,996	-
General and administrative expenses	16,394	24,558
	137,417	68,218

NET INCOME (LOSS)	$ (261,386)	$ (48,930)

Net income (loss) allocated to limited partners	$ (258,772)	$ (48,441)

Net income (loss) allocated to general partner	$ (2,614)	$ (489)

Net income (loss) per BAC	$ (0.07)	$ (0.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2004	2003

Income
Interest income	$ 67,255	$ 27,740
Other income	-	-
	67,255	27,740

Share of loss from Operating Partnerships(Note D)	(101,350)	-

Expenses
Professional fees	6,521	4,103
Fund management fee (Note C)	52,887	16,746
Organization costs	-	-
Amortization	25,390	-
General and administrative expenses	31,192	13,974
	115,990	34,823

NET INCOME (LOSS)	$(150,085)	$ (7,083)

Net income (loss) allocated to limited partners	$(148,584)	$ (7,012)

Net income (loss) allocated to general partner	$ (1,501)	$ (71)

Net income (loss) per BAC	$ (0.05)	$ (0.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45*

2004

Income
Interest income	$ 92,852
Other income	-
92,852

Share of loss from Operating Partnerships(Note D)	(50,640)

Expenses
Professional fees	17,276
Fund management fee (Note C)	60,913
Organization costs	-
Amortization	27,166
General and administrative expenses	62,066
167,421

NET INCOME (LOSS)	$ (125,209)

Net income (loss) allocated to limited partners	$ (123,957)

Net income (loss) allocated to general partner	$ (1,252)

Net income (loss) per BAC	$ (0.03)

*Series 45 did not commence operations until after June 30, 2003, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46*

2004

Income
Interest income	$ 58,603
Other income	-
58,603

Share of loss from Operating Partnerships(Note D)	(16,897)

Expenses
Professional fees	10,563
Fund management fee (Note C)	29,892
Organization costs	-
Amortization	3,812
General and administrative expenses	36,759
81,026

NET INCOME (LOSS)	$ (39,320)

Net income (loss) allocated to limited partners	$ (38,927)

Net income (loss) allocated to general partner	$ (393)

Net income (loss) per BAC	$ (0.00)

*Series 46 did not commence operations until after June 30, 2003, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2004	$ 492,272,914	$ (2,269,173)	$ 33,800	$ 490,037,541

Capital contributions	-	-	-	-

Selling commissions and registration costs	(2,888)	-	-	(2,888)

Net income (loss)	(8,206,287)	(82,890)	-	(8,289,177)

Partners' capital (deficit), June 30, 2004	$ 484,063,739	$ (2,352,063)	$ 33,800	$ 481,745,476

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2004	$ 8,383,420	$ (249,223)	$ -	$ 8,134,197

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(285,027)	(2,879)	-	(287,906)

Partners' capital (deficit), June 30, 2004	$ 8,098,393	$ (252,102)	$ -	$ 7,846,291

Series 21
Partners' capital (deficit) April 1, 2004	$ 1,292,262	$ (150,535)	$	$ 1,141,727

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(188,504)	(1,904)	-	(190,408)

Partners' capital (deficit), June 30, 2004	$ 1,103,758	$ (152,439)	$ -	$ 951,319

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2004	$ 6,843,606	$ (152,167)	$ -	$ 6,691,439

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(423,078)	(4,274)	-	(427,352)

Partners' capital (deficit), June 30, 2004	$ 6,420,528	$ (156,441)	$ -	$ 6,264,087

Series 23
Partners' capital (deficit) April 1, 2004	$ 13,604,682	$ (150,302)	$ -	$ 13,454,380

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(346,014)	(3,495)	-	(349,509)

Partners' capital (deficit), June 30, 2004	$ 13,258,668	$ (153,797)	$ -	$ 13,104,871

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2004	$ 7,694,103	$ (109,452)	$ -	$ 7,584,651

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(263,595)	(2,663)	-	(266,258)

Partners' capital (deficit), June 30, 2004	$ 7,430,508	$ (112,115)	$ -	$ 7,318,393

Series 25
Partners' capital (deficit) April 1, 2004	$ 13,515,062	$ (123,529)	$ -	$ 13,391,533

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(255,425)	(2,580)	-	(258,005)

Partners' capital (deficit), June 30, 2004	$ 13,259,637	$ (126,109)	$ -	$ 13,133,528

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2004	$ 21,372,359	$ (127,808)	$ -	$ 21,244,551

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(422,548)	(4,268)	-	(426,816)

Partners' capital (deficit), June 30, 2004	$ 20,949,811	$ (132,076)	$ -	$ 20,817,735

Series 27
Partners' capital (deficit) April 1, 2004	$ 13,227,852	$ (74,918)	$ -	$ 13,152,934

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(251,530)	(2,541)	-	(254,071)

Partners' capital (deficit), June 30, 2004	$ 12,976,322	$ (77,459)	$ -	$ 12,898,863

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2004	$ 24,921,003	$ (95,493)	$ -	$ 24,825,510

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(371,492)	(3,752)	-	(375,244)

Partners' capital (deficit), June 30, 2004	$ 24,549,511	$ (99,245)	$ -	$ 24,450,266

Series 29
Partners' capital (deficit) April 1, 2004	$ 19,360,361	$ (146,508)	$ (262)	$ 19,231,591

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(398,998)	(4,030)	-	(403,028)

Partners' capital (deficit), June 30, 2004	$ 18,961,363	$ (150,538)	$ (262)	$ 18,810,563

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2004	$ 15,977,421	$ (67,962)	$ -	$ 15,909,459

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(359,269)	(3,629)	-	(362,898)

Partners' capital (deficit), June 30, 2004	$ 15,618,152	$ (71,591)	$ -	$ 15,546,561

Series 31
Partners' capital (deficit) April 1, 2004	$ 23,076,290	$ (149,996)	$ -	$ 22,926,294

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(373,988)	(3,778)	-	(377,766)

Partners' capital (deficit), June 30, 2004	$ 22,702,302	$ (153,774)	$ -	$ 22,548,528

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2004	$ 28,509,033	$ (122,496)	$ -	$ 28,386,537

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(430,003)	(4,343)	-	(434,346)

Partners' capital (deficit), June 30, 2004	$ 28,079,030	$ (126,839)	$ -	$ 27,952,191

Series 33
Partners' capital (deficit) April 1, 2004	$ 16,160,698	$ (64,821)	$ -	$ 16,095,877

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(235,434)	(2,378)	-	(237,812)

Partners' capital (deficit), June 30, 2004	$ 15,925,264	$ (67,199)	$ -	$ 15,858,065

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2004	$ 20,960,665	$ (91,701)	$ -	$ 20,868,964

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(477,119)	(4,819)	-	(481,938)

Partners' capital (deficit), June 30, 2004	$ 20,483,546	$ (96,520)	$ -	$ 20,387,026

Series 35
Partners' capital (deficit) April 1, 2004	$ 21,665,801	$ (66,027)	$ -	$ 21,599,774

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(232,987)	(2,353)	-	(235,340)

Partners' capital (deficit), June 30, 2004	$ 21,432,814	$ (68,380)	$ -	$ 21,364,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2004	$ 12,921,764	$ (49,945)	$ -	$ 12,871,819

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(224,470)	(2,267)	-	(226,737)

Partners' capital (deficit), June 30, 2004	$ 12,697,294	$ (52,212)	$ -	$ 12,645,082

Series 37
Partners' capital (deficit) April 1, 2004	$ 17,320,415	$ (42,787)	$ -	$ 17,277,628

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(188,376)	(1,903)	-	(190,279)

Partners' capital (deficit), June 30, 2004	$ 17,132,039	$ (44,690)	$ -	$ 17,087,349

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2004	$ 17,777,296	$ (40,921)	$ -	$ 17,736,375

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(273,831)	(2,766)	-	(276,597)

Partners' capital (deficit), June 30, 2004	$ 17,503,465	$ (43,687)	$ -	$ 17,459,778

Series 39
Partners' capital (deficit) April 1, 2004	$ 15,673,797	$ (40,105)	$ -	$ 15,633,692

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(280,042)	(2,829)	-	(282,871)

Partners' capital (deficit), June 30, 2004	$ 15,393,755	$ (42,934)	$ -	$ 15,350,821

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2004	$ 19,411,992	$ (31,134)	$ -	$ 19,380,858

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(336,003)	(3,394)	-	(339,397)

Partners' capital (deficit), June 30, 2004	$ 19,075,989	$ (34,528)	$ -	$ 19,041,461

Series 41
Partners' capital (deficit) April 1, 2004	$ 20,777,519	$ (43,217)	$ -	$ 20,734,302

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(799,574)	(8,076)	-	(807,650)

Partners' capital (deficit), June 30, 2004	$ 19,977,945	$ (51,293)	$ -	$ 19,926,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2004	$ 21,213,036	$ (24,344)	$ -	$ 21,188,692

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(218,740)	(2,209)	-	(220,949)

Partners' capital (deficit), June 30, 2004	$ 20,994,296	$ (26,553)	$ -	$ 20,967,743

Series 43
Partners' capital (deficit) April 1, 2004	$ 28,582,516	$ (31,697)	$ 9,302	$ 28,560,121

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(258,772)	(2,614)	-	(261,386)

Partners' capital (deficit), June 30, 2004	$ 28,323,744	$ (34,311)	$ 9,302	$ 28,298,735

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2004	$ 21,912,570	$ (14,578)	$ 8,868	$ 21,906,860

Capital contributions	-	-	-	-

Selling commissions and registration costs		-	-

Net income (loss)	(148,584)	(1,501)	-	(150,085)

Partners' capital (deficit), June 30, 2004	$ 21,763,986	$ (16,079)	$ 8,868	$ 21,756,775

Series 45
Partners' capital (deficit) April 1, 2004	$ 34,454,769	$ (5,444)	$ 17,528	$ 34,466,853

Capital contributions		-	-	-

Selling commissions and registration costs	(2,639)	-	-	(2,639)

Net income (loss)	(123,957)	(1,252)	-	(125,209)

Partners' capital (deficit), June 30, 2004	$ 34,328,173	$ (6,696)	$ 17,528	$ 34,339,005

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 46
Partners' capital (deficit) April 1, 2004	$ 25,662,622	$ (2,063)	$ (1,636)	$ 25,658,923

Capital contributions	-	-	-	-

Selling commissions and registration costs	(249)	-	-	(249)

Net income (loss)	(38,927)	(393)	-	(39,320)

Partners' capital (deficit), June 30, 2004	$ 25,623,446	$ (2,456)	$ (1,636)	$ 25,619,354

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(8,289,177)	$(7,669,307)
Adjustments
Amortization	367,013	242,361
Distributions from Operating Partnerships	3,782,844	52,839
Share of Loss from Operating Partnerships	6,411,458	6,002,081
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(18,880)	(805,655)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(1,035,481)	2,521,671
(Decrease) Increase in accounts payable affiliates	(24,803)	1,255,485
Line of credit	-	-

Net cash (used in) provided by operating activities	1,192,974	1,569,475

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(140,012)	(986,844)
Capital contributions paid to Operating Partnerships	(4,353,456)	(9,769,960)
Advances to Operating Partnerships	547,691	(859,773)
Investments	(578,941)	(5,987,747)

Net cash (used in) provided by investing activities	(4,524,718)	(17,604,324)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,888)	(1,313,189)
Capital contributions received	-	14,228,760

Net cash (used in) provided by financing activities	(2,888)	12,915,571

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,334,632)	(3,119,278)

Cash and cash equivalents, beginning	33,051,933	25,882,259

Cash and cash equivalents, ending	$ 29,717,301	$ 22,762,981

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,842,272	$ 7,194,595

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 20

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (287,906)	$ (213,382)
Adjustments
Amortization	893	893
Distributions from Operating Partnerships	3,373,377	-
Share of Loss from Operating Partnerships	207,472	134,121
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses		-
Decrease (Increase) in accounts receivable	-	(9,900)
(Decrease) Increase in accounts payable affiliates	(1,026,363)	93,660
Line of credit	-	-

Net cash (used in) provided by operating activities	2,267,473	5,392

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 20

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,267,473	5,392

Cash and cash equivalents, beginning	252,117	244,384

Cash and cash equivalents, ending	$ 2,519,590	$ 249,776

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 21

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (190,408)	$ (247,300)
Adjustments
Amortization	488	488
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	143,731	181,326
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	31,461	56,461
Line of credit	-	-
Net cash (used in) provided by operating activities	(14,728)	(9,025)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 21

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,728)	(9,025)

Cash and cash equivalents, beginning	142,893	211,070

Cash and cash equivalents, ending	$ 128,165	$ 202,045

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 22

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (427,352)	$ (316,394)
Adjustments
Amortization	1,535	1,535
Distributions from Operating Partnerships	1,900	-
Share of Loss from Operating Partnerships	363,854	248,442
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	18,648	577
Line of credit	-	63,647

Net cash (used in) provided by operating activities	(41,415)	(2,193)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,500)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 22

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,915)	(3,693)

Cash and cash equivalents, beginning	320,139	354,902

Cash and cash equivalents, ending	$ 277,224	$ 351,209

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 23

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (349,509)	$ (352,849)
Adjustments
Amortization	2,283	2,283
Distributions from Operating Partnerships	1,900	-
Share of Loss from Operating Partnerships	296,629	284,539
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	60,067	60,066
Line of credit	-	-

Net cash (used in) provided by operating activities	11,370	(5,961)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 23

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,370	(5,961)

Cash and cash equivalents, beginning	140,695	167,196

Cash and cash equivalents, ending	$ 152,065	$ 161,235

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 24

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (266,258)	$ (188,812)
Adjustments
Amortization	2,551	2,551
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	214,164	152,581
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(4,362)
Decrease (Increase) in accounts receivable	-	(4,400)
(Decrease) Increase in accounts payable affiliates	56,460	55,431
Line of credit	-	-
Net cash (used in) provided by operating activities	6,917	12,989

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 24

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,917	12,989

Cash and cash equivalents, beginning	221,188	233,010

Cash and cash equivalents, ending	$ 228,105	$ 245,999

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 25

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (258,005)	$ (346,094)
Adjustments
Amortization	3,805	3,805
Distributions from Operating Partnerships	15	10,179
Share of Loss from Operating Partnerships	217,646	285,406
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(5,744)
Decrease (Increase) in accounts receivable		829
(Decrease) Increase in accounts payable affiliates	68,169	68,170
Line of credit	-	-

Net cash (used in) provided by operating activities	31,630	16,551

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 25

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,630	16,551

Cash and cash equivalents, beginning	443,860	489,697

Cash and cash equivalents, ending	$ 475,490	$ 506,248

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,

(Unaudited)

Series 26

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (426,816)	$ (556,593)
Adjustments
Amortization	4,226	4,226
Distributions from Operating Partnerships	106	2,329
Share of Loss from Operating Partnerships	322,017	439,974
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(90,945)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	6,569	109,396
Line of credit	-	-

Net cash (used in) provided by operating activities	(93,898)	(91,613)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 26

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,898)	(91,613)

Cash and cash equivalents, beginning	447,941	516,145

Cash and cash equivalents, ending	$ 354,043	$ 424,532

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 27

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (254,071)	$ (274,259)
Adjustments
Amortization	3,914	3,914
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	168,437	195,111
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(21,198)	78,802
Line of credit	-	-

Net cash (used in) provided by Operating activities	(102,918)	3,568

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 27

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,918)	3,568

Cash and cash equivalents, beginning	234,047	339,714

Cash and cash equivalents, ending	$ 131,129	$ 343,282

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 28

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (375,244)	$ (378,554)
Adjustments
Amortization	825	825
Distributions from Operating Partnerships	37,495	21,223
Share of Loss from Operating Partnerships	338,620	309,038
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(24,803)	-
Decrease (Increase) in accounts receivable	-	346,886
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(23,107)	299,418

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(32,081)
Advances to Operating Partnerships	-	-
Investments	-	(318,903)

Net cash (used in) provided by investing activities	-	(350,984)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 28

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,107)	(51,566)

Cash and cash equivalents, beginning	464,935	304,688

Cash and cash equivalents, ending	$ 441,828	$ 253,122

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,

(Unaudited)

Series 29

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (403,028)	$ (439,894)
Adjustments
Amortization	828	827
Distributions from Operating Partnerships	-	2,611
Share of Loss from Operating Partnerships	325,168	361,320
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(40)	148,595
(Decrease) Increase in accounts payable affiliates	34,495	84,496
Line of credit	-	-

Net cash (used in) provided by operating activities	(42,577)	157,955

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(202,008)
Advances to Operating Partnerships	-	(137,380)
Investments	(29,117)	-

Net cash (used in) provided by investing activities	(29,117)	(339,388)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 29

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,694)	(181,433)

Cash and cash equivalents, beginning	328,122	468,844

Cash and cash equivalents, ending	$ 256,428	$ 287,411

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 30

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (362,898)	$ (403,996)
Adjustments
Amortization	5,309	5,309
Distributions from Operating Partnerships	-	6,145
Share of Loss from Operating Partnerships	300,383	344,819
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	55,231	(2)
Line of credit	-	18,408

Net cash (used in) provided by operating activities	(1,975)	(29,317)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	(6,144)
Investments	-	-

Net cash (used in) provided by investing activities	-	(6,144)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 30

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,975)	(35,461)

Cash and cash equivalents, beginning	124,788	121,470

Cash and cash equivalents, ending	$ 122,813	$ 86,009

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 31

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(377,766)	$(642,916)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	1,392	-
Share of Loss from Operating Partnerships	277,958	541,110
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(64,809)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(98,416)	(166,615)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(13,713)	(10,000)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(13,713)	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 31

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,129)	(176,615)

Cash and cash equivalents, beginning	487,978	294,050

Cash and cash equivalents, ending	$ 375,849	$ 117,435

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 32

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (434,346)	$ (439,832)
Adjustments
Amortization	9,181	9,181
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	350,780	363,689
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	82,896	83,226
Line of credit	-	-

Net cash (used in) provided by operating activities	8,511	16,264

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(7,089)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(7,089)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 32

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,511	9,175

Cash and cash equivalents, beginning	319,905	303,823

Cash and cash equivalents, ending	$ 328,416	$ 312,998

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 33

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (237,812)	$ (203,737)
Adjustments
Amortization	6,819	6,820
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	188,841	148,236
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	20,736
(Decrease) Increase in accounts payable affiliates	43,491	43,491
Line of credit	-	-

Net cash (used in) provided by operating activities	1,339	15,546

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 33

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,339	15,546

Cash and cash equivalents, beginning	194,499	179,335

Cash and cash equivalents, ending	$ 195,838	$ 194,881

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 34

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (481,938)	$ (609,415)
Adjustments
Amortization	10,984	10,984
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	404,365	527,289
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	73,300	73,299
Line of credit	-	-

Net cash (used in) provided by operating activities	6,711	2,157

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(10,000)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 34

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,711	(7,843)

Cash and cash equivalents, beginning	248,852	286,227

Cash and cash equivalents, ending	$ 255,563	$ 278,384

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 35

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (235,340)	$ (236,967)
Adjustments
Amortization	32,309	32,310
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	160,139	149,383
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	71,652	-
(Decrease) Increase in accounts payable affiliates	36,791	57,090
Line of credit	-	-

Net cash (used in) provided by operating activities	65,551	1,816

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 35

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,551	1,816

Cash and cash equivalents, beginning	568,900	581,040

Cash and cash equivalents, ending	$ 634,451	$ 582,856

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 36

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (226,737)	$ (186,492)
Adjustments
Amortization	22,116	22,116
Distributions from Operating Partnerships	3,000	-
Share of Loss from Operating Partnerships	167,622	128,338
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	40,585	40,618
Line of credit	-	-

Net cash (used in) provided by operating activities	6,586	4,580

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(22,432)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(22,432)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 36

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,586	(17,852)

Cash and cash equivalents, beginning	79,639	96,390

Cash and cash equivalents, ending	$ 86,225	$ 78,538

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 37

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (190,279)	$ (197,420)
Adjustments
Amortization	23,706	23,706
Distributions from Operating Partnerships	3,000	-
Share of Loss from Operating Partnerships	111,475	125,284
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	44,239
Decrease (Increase) in accounts receivable	179,680	-
(Decrease) Increase in accounts payable affiliates	51,217	-
Line of credit	-	-

Net cash (used in) provided by operating activities	178,799	(4,191)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(101,403)
Advances to Operating Partnerships	-	43,164
Investments	-	-

Net cash (used in) provided by investing activities	-	(58,239)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 37

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	178,799	(62,430)

Cash and cash equivalents, beginning	168,094	305,836

Cash and cash equivalents, ending	$ 346,893	$ 243,406

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 38

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (276,597)	$ (177,226)
Adjustments
Amortization	24,729	26,234
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	216,168	115,025
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	59,461	-
(Decrease) Increase in accounts payable affiliates	41,627	41,101
Line of credit	-	-

Net cash (used in) provided by operating activities	65,388	5,134

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(7,651)
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(7,651)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 38

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,388	(2,517)

Cash and cash equivalents, beginning	139,965	155,345

Cash and cash equivalents, ending	$ 205,353	$ 152,828

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 39

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (282,871)	$ (270,808)
Adjustments
Amortization	22,581	22,581
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	221,726	212,843
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	109,869	-
(Decrease) Increase in accounts payable affiliates	34,630	34,200
Line of credit	-	-

Net cash (used in) provided by operating activities	105,935	(1,184)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired
Capital contributions paid to Operating Partnerships	-	(8,036)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(8,036)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 39

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,935	(9,220)

Cash and cash equivalents, beginning	96,315	49,200

Cash and cash equivalents, ending	$ 202,250	$ 39,980

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 40

	2004	2003
Cash flows from operating activities:

Net income (xloss)	$ (339,397)	$ (263,838)
Adjustments
Amortization	28,431	28,429
Distributions from Operating Partnerships	-	5,400
Share of Loss from Operating Partnerships	253,612	183,871
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	50,469	49,072
Line of credit	-	-

Net cash (used in) provided by operating activities	(6,885)	2,934

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(376)	(5,505)
Capital contributions paid to Operating Partnerships		(7,204)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(376)	(12,709)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 40

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid		-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,261)	(9,775)

Cash and cash equivalents, beginning	40,313	97,331

Cash and cash equivalents, ending	$ 33,052	$ 87,556

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 41

	2004	2003

Cash flows from operating activities:

Net income (loss)	$ (807,650)	$ (497,790)
Adjustments
Amortization	33,461	33,344
Distributions from Operating Partnerships	357,623	4,498
Share of Loss from Operating Partnerships	710,176	385,962
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(690)
Decrease (Increase) in accounts receivable	-	903,428
(Decrease) Increase in accounts payable affiliates	54,500	68,627
Line of credit	-	-

Net cash (used in) provided by operating activities	348,110	897,379

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,387)	(29)
Capital contributions paid to Operating Partnerships	-	(1,202,170)
Advances to Operating Partnerships	-	-
Investments	-	13,106

Net cash (used in) provided by investing activities	(3,387)	(1,189,093)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 41

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	344,723	(291,714)

Cash and cash equivalents, beginning	323,017	930,843

Cash and cash equivalents, ending	$ 667,740	$ 639,129

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 42

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (220,949)	$ (198,726)
Adjustments
Amortization	28,675	-
Distributions from Operating Partnerships	2,950	-
Share of Loss from Operating Partnerships	142,326	174,520
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	30
Decrease (Increase) in accounts receivable	-	333,234
(Decrease) Increase in accounts payable affiliates	59,450	36,432
Line of credit	-	-

Net cash (used in) provided by operating activities	12,452	345,490

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(16,429)	(1,752)
Capital contributions paid to Operating Partnerships	(142,237)	(2,366,662)
Advances to Operating Partnerships	-	-
Investments	-	905,599

Net cash (used in) provided by investing activities	(158,666)	(1,462,815)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 42

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146,214)	(1,117,325)

Cash and cash equivalents, beginning	1,858,784	1,528,577

Cash and cash equivalents, ending	$ 1,712,570	$ 411,252

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 43

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (261,386)	$ (48,930)
Adjustments
Amortization	40,996	-
Distributions from Operating Partnerships	86	454
Share of Loss from Operating Partnerships	139,262	9,854
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(630)	1,681,278
(Decrease) Increase in accounts payable affiliates	75,738	36,187
Line of credit	-	-

Net cash (used in) provided by operating activities	(5,934)	1,678,843

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(42,842)	(47,627)
Capital contributions paid to Operating Partnerships	(132,468)	(3,845,660)
Advances to Operating Partnerships	(200,000)	-
Investments	(915,171)	(3,317,368)

Net cash (used in) provided by investing activities	(1,290,481)	(7,210,655)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 43

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,296,415)	(5,531,812)

Cash and cash equivalents, beginning	1,723,622	11,183,205

Cash and cash equivalents, ending	$ 427,207	$ 5,651,393

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 1,770,382

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 44

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (150,085)	$ (7,083)
Adjustments
Amortization	25,390	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	101,350	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(694,044)
Decrease (Increase) in accounts receivable	(2,293)	(844,681)
(Decrease) Increase in accounts payable affiliates	52,887	(40,634)
Line of credit	-	-

Net cash (used in) provided by operating activities	27,249	(1,586,442)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,425)	(931,931)
Capital contributions paid to Operating Partnerships	-	(1,939,920)
Advances to Operating Partnerships	747,691	(902,937)
Investments	(1,381,181)	(3,132,801)

Net cash (used in) provided by investing activities	(636,915)	(6,907,589)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 44

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,313,189)
Capital contributions received	-	14,228,760

Net cash (used in) provided by financing activities	-	12,915,571

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(609,666)	4,421,540

Cash and cash equivalents, beginning	1,867,420	6,439,937

Cash and cash equivalents, ending	$ 1,257,754	$ 10,861,477

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 5,424,213

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 45 2004
Cash flows from operating activities:

Net income (loss)	$ (125,209)
Adjustments
Amortization	27,166
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	50,640
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	-
Decrease (Increase) in accounts receivable	400,757
(Decrease) Increase in accounts payable affiliates	-
Line of credit	-

Net cash (used in) provided by operating activities	353,354

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(14,800)
Capital contributions paid to Operating Partnerships	(545,075)
Advances to Operating Partnerships	-
Investments	575,068

Net cash (used in) provided by investing activities	15,193

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 45* 2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,639)
Capital contributions received	-

Net cash (used in) provided by financing activities	(2,639)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	365,908

Cash and cash equivalents, beginning	5,967,616

Cash and cash equivalents, ending	$ 6,333,524

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -

*Series 45 had not commenced operations as of June 30, 2003, therefore,

it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 46* 2004
Cash flows from operating activities:

Net income (loss)	$ (39,320)
Adjustments
Amortization	3,812
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	16,897
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses
Decrease (Increase) in accounts receivable	(1,853,937)
(Decrease) Increase in accounts payable affiliates	-
Line of credit	-

Net cash (used in) provided by operating activities	(1,872,548)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(58,753)
Capital contributions paid to Operating Partnerships	(3,518,463)
Advances to Operating Partnerships
Investments	1,171,460
-
Net cash (used in) provided by investing activities	(2,405,756)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 46* 2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(249)
Capital contributions received	-

Net cash (used in) provided by financing activities	(249)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,278,553)

Cash and cash equivalents, beginning	15,846,289

Cash and cash equivalents, ending	$ 11,567,736

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,842,272

*Series 46 had not commenced operations as of June 30, 2003, therefore,

it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series became effective. On July 24, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BAC's for sale to the public became effective. On July 1, 2003 an amendment to Form S- 11, which registered an additional 7,000,000 BAC's for sale to the public became effective.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,629,250
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31,2002	3,637,987	$36,379,870
Series 44	April 30, 2003	2,701,973	$27,019,730
Series 45	September 16, 2003	4,014,367	$40,143,670
Series 46	December 19, 2003	2,980,998	$29,809,980

The Fund concluded its public offering of BACs in the Fund on December 19, 2003.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2004 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
June 30, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of June 30, 2004 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 5,647,977
Due after one year	15,497,585
Total	$21,145,562

The fair market value of the securities is $21,179,362. The difference being an unrealized gain on securities available for sale of $33,800, as of June 30, 2004.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of June 30, 2004 and 2003 is as follows:
	2004	2003
Series 20	$ 18,754	$ 15,182
Series 21	10,258	8,304
Series 22	32,234	26,094
Series 23	43,609	34,479
Series 24	53,574	43,369
Series 25	53,803	43,555
Series 26	90,985	74,081
Series 27	78,470	63,524
Series 28	17,325	14,026
Series 29	17,243	13,932
Series 30	111,366	90,129
Series 32	158,305	127,906
Series 33	142,298	115,022
Series 34	225,828	182,478
Series 35	641,329	518,464
Series 36	435,909	351,549
Series 37	379,160	289,173
Series 38	263,708	167,806
Series 39	219,443	131,660
Series 40	148,968	46,583
Series 41	258,857	143,730
Series 42	138,860	-
Series 43	179,904	-
Series 44	50,576	-
Series 45	53,258	-
	$3,824,024	$2,501,046

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
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

The fund management fees accrued for the quarters ended June 30, 2004 and 2003 are as follows:
	2004	2003
Series 20	$ 92,061	$ 93,660
Series 21	56,460	56,460
Series 22	63,648	63,647
Series 23	60,066	60,066
Series 24	56,460	55,431
Series 25	68,169	68,170
Series 26	106,569	109,396
Series 27	78,801	78,802
Series 29	84,495	84,496
Series 30	55,230	18,408
Series 32	82,896	83,226
Series 33	43,491	43,491
Series 34	73,299	73,298
Series 35	57,090	57,090
Series 36	40,149	40,150
Series 37	51,217	44,238
Series 38	41,100	41,101
Series 39	34,200	34,200
Series 40	50,001	48,570
Series 41	70,743	68,010
Series 42	19,647	36,432
Series 43	75,144	36,187
Series 44	52,887	16,746
	$1,413,823	$1,311,275

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended June 30, 2004 and 2003 are as follows:
	2004	2003
Series 20	$1,118,424	$ -
Series 21	25,000	-
Series 22	45,000	-
Series 23	25,000	-
Series 26	100,000	-
Series 27	100,000	-
Series 28	83,529	83,529
Series 29	50,000	-
Series 30	-	36,816
Series 31	99,360	99,360
Series 35	20,300	-
Series 41	16,815	-
Series 45	63,885	-
Series 46	29,892	-
	$1,777,205	$ 219,705

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2004 and 2003 the Fund has limited partnership interests in 503 and 466 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2004 and 2003 is as follows:
	2004	2003
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2004	2003
Series 40	16	16
Series 41	23	23
Series 42	21	22
Series 43	22	19
Series 44	8	6
Series 45	24	-
Series 46	9	-
	503	466

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2004 and 2003 are as follows:
	2004	2003
Series 20	$ 388,026	$ 388,026
Series 21	457,641	457,642
Series 22	477,996	479,496
Series 23	117,797	117,797
Series 24	368,239	368,239
Series 25	943,704	943,704
Series 26	1,443,838	1,475,380
Series 27	39,749	39,749
Series 28	40,968	116,702
Series 29	86,718	102,762
Series 30	128,167	128,167
Series 31	682,058	695,771
Series 32	902,467	929,074
Series 33	202,285	202,285
Series 34	85,968	85,968
Series 35	603,740	603,740
Series 36	657,998	657,998
Series 37	155,363	1,842,907
Series 38	117,735	117,735
Series 39	-	153,767
Series 40	152,424	623,552
Series 41	973,902	1,860,017
Series 42	1,817,119	6,946,554
Series 43	4,355,179	9,505,967
Series 44	2,077,152	8,444,490
Series 45	8,662,415	-
Series 46	5,803,645	-
	$31,742,293	$37,287,489

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2004.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 20

	2004	2003

Revenues
Rental	$ 2,345,414	$ 1,938,878
Interest and other	88,562	112,829
	2,433,976	2,051,707

Expenses
Interest	689,015	533,497
Depreciation and amortization	659,002	543,953
Operating expenses	1,342,637	1,128,561
	2,690,653	2,206,011

NET LOSS	$ (256,677)	$ (154,304)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (207,472)	$ (134,121)

Net loss allocated to other partners	$ (2,567)	$ (1,543)

Net loss suspended	$ (46,638)	$ (18,640)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 21

	2004	2003

Revenues
Rental	$ 1,133,011	$ 876,523
Interest and other	15,037	14,569
	1,148,048	891,092

Expenses
Interest	454,547	324,747
Depreciation and amortization	205,544	222,115
Operating expenses	977,437	611,673
	1,637,528	1,158,535

NET LOSS	$ (489,480)	$ (267,443)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (143,731)	$ (181,326)

Net loss allocated to other Partners	$ (4,895)	$ (2,674)

Net loss suspended	$ 340,854)	$ (83,443)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 22
	2004	2003

Revenues
Rental	$ 1,391,407	$ 1,295,333
Interest and other	35,001	79,972
	1,426,408	1,375,305

Expenses
Interest	331,404	321,764
Depreciation and amortization	494,979	426,874
Operating expenses	987,301	883,427
	1,813,684	1,632,065

NET LOSS	$ (387,276)	$ (256,760)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (363,854)	$ (248,442)

Net loss allocated to other Partners	$ (3,873)	$ (2,568)

Net loss suspended	$ (19,549)	$ (5,750)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 23

	2004	2003

Revenues
Rental	$ 1,571,438	$ 1,474,258
Interest and other	26,852	58,227
	1,598,290	1,532,485

Expenses
Interest	418,492	427,767
Depreciation and amortization	429,064	440,202
Operating expenses	1,050,359	951,929
	1,897,915	1,819,898

NET LOSS	$ (299,625)	$ (287,413)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (296,629)	$ (284,539)

Net loss allocated to other Partners	$ (2,996)	$ (2,874)

Net loss suspended	$ -	$ -

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 24
	2004	2003

Revenues
Rental	$ 1,133,588	$ 1,073,219
Interest and other	14,273	120,440
	1,147,861	1,193,659

Expenses
Interest	260,715	280,143
Depreciation and amortization	330,006	341,297
Operating expenses	785,970	740,057
	1,376,691	1,361,497

NET LOSS	$ (228,830)	$ (167,838)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (214,164)	$ (152,581)

Net loss allocated to other Partners	$ (2,288)	$ (1,677)

Net loss suspended	$ (12,378)	$ (13,580)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 25
	2004	2003

Revenues
Rental	$ 1,940,541	$ 1,922,436
Interest and other	52,761	63,718
	1,993,302	1,986,154

Expenses
Interest	502,942	554,517
Depreciation and amortization	526,141	521,863
Operating expenses	1,230,351	1,233,443
	2,259,434	2,309,823

NET LOSS	$ (266,132)	$ (323,669)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (217,646)	$ (285,406)

Net loss allocated to other Partners	$ (2,661)	$ (3,237)

Net loss suspended	$ (45,825)	$ (35,025)

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
June 30, 20040
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 26
	2004	2003

Revenues
Rental	$ 2,553,685	$ 2,377,224
Interest and other	60,029	60,140
	2,613,714	2,437,364

Expenses
Interest	564,732	701,896
Depreciation and amortization	740,333	725,280
Operating expenses	1,655,361	1,550,208
	2,960,426	2,977,384

NET LOSS0	$ (346,712)	$ (540,020)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (322,017)	$ (439,974)

Net loss allocated to other Partners	$ (3,467)	$ (5,400)

Net loss suspended	$ (21,228)	$ (94,646)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 27
	2004	2003

Revenues
Rental	$ 1,686,679	$ 1,661,620
Interest and other	13,395	18,566
	1,700,074	1,680,186

Expenses
Interest	607,132	700,579
Depreciation and amortization	446,996	430,392
Operating expenses	872,759	800,742
	1,926,887	1,931,713

NET LOSS	$ (226,813)	$ (251,527)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (168,437)	$ (195,111)

Net loss allocated to other Partners	$ (2,268)	$ (2,515)

Net loss suspended	$ (56,108)	$ (53,901)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 28
	2004	2003

Revenues
Rental	$ 1,576,890	$ 1,542,875
Interest and other	35,711	39,516
	1,612,601	1,582,391

Expenses
Interest	406,862	415,731
Depreciation and amortization	555,889	557,962
Operating expenses	991,891	920,857
	1,954,642	1,894,550

NET LOSS	$ (342,041)	$ (312,159)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (338,620)	$ (309,038)

Net loss allocated to other Partners	$ (3,421)	$ (3,121)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 29
	2004	2003

Revenues
Rental	$ 1,623,230	$ 1,731,613
Interest and other	42,133	61,171
	1,665,363	1,792,784

Expenses
Interest	355,793	433,426
Depreciation and amortization	618,827	644,660
Operating expenses	1,019,196	1,079,668
	1,993,816	2,157,754

NET LOSS	$ (328,453)	$ (364,970)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (325,168)	$ (361,320)

Net loss allocated to other Partners	$ (3,285)	$ (3,650)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 30
	2004	2003

Revenues
Rental	$ 1,174,142	$ 1,188,014
Interest and other	33,438	38,288
	1,207,580	1,226,302

Expenses
Interest	280,971	325,843
Depreciation and amortization	361,436	374,693
Operating expenses	868,591	874,069
	1,510,998	1,574,605

NET LOSS	$ (303,418)	$ (348,303)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (300,383)	$ (344,819)

Net loss allocated to other Partners	$ (3,035)	$ (3,484)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 31
	2004	2003

Revenues
Rental	$ 2,523,040	$ 2,405,464
Interest and other	111,606	114,373
	2,634,646	2,519,837

Expenses
Interest	468,767	585,521
Depreciation and amortization	834,671	880,526
Operating expenses	1,611,974	1,600,366
	2,915,412	3,066,413

NET LOSS	$ (280,766)	$ (546,576)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (277,958)	$ (541,110)

Net loss allocated to other Partners	$ (2,808)	$ (5,466)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 32
	2004	2003

Revenues
Rental	$ 1,454,132	$ 1,452,409
Interest and other	45,632	62,788
	1,499,764	1,515,197

Expenses
Interest	326,899	354,287
Depreciation and amortization	615,488	632,038
Operating expenses	929,324	939,256
	1,871,711	1,925,581

NET LOSS	$ (371,947)	$ (410,383)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (350,780)	$ (363,689)

Net loss allocated to other Partners	$ (3,719)	$ (4,104)

Net loss suspended	$ (17,448)	$ (42,590)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 33
	2004	2003

Revenues
Rental	$ 817,366	$ 794,433
Interest and other	8,639	30,719
	826,005	825,152

Expenses
Interest	274,967	272,226
Depreciation and amortization	292,151	296,998
Operating expenses	449,636	405,662
	1,016,754	974,886

NET LOSS	$ (190,749)	$ (149,734)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (188,841)	$ (148,236)

Net loss allocated to other Partners	$ (1,908)	$ (1,498)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 34
	2004	2003

Revenues
Rental	$ 1,318,942	$ 1,349,328
Interest and other	49,631	61,148
	1,368,573	1,410,476

Expenses
Interest	378,935	389,500
Depreciation and amortization	560,985	579,187
Operating expenses	837,102	974,405
	1,777,022	1,943,092

NET LOSS	$ (408,449)	$ (532,616)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (404,365)	$ (527,289)

Net loss allocated to other Partners	$ (4,084)	$ (5,327)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,

Series 35
	2004	2003

Revenues
Rental	$ 1,095,172	$ 1,070,934
Interest and other	45,639	29,258
	1,140,811	1,100,192

Expenses
Interest	257,457	265,007
Depreciation and amortization	370,686	369,748
Operating expenses	674,425	616,327
	1,302,568	1,251,082

NET LOSS	$ (161,757)	$ (150,890)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (160,139)	$ (149,383)

Net loss allocated to other Partners	$ (1,618)	$ (1,507)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 36
	2004	2003

Revenues
Rental	$ 755,393	$ 750,697
Interest and other	24,074	27,592
	779,467	778,289

Expenses
Interest	263,668	255,516
Depreciation and amortization	272,636	276,072
Operating expenses	412,478	376,336
	948,782	907,924

NET LOSS	$ (169,315)	$ (129,635)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (167,622)	$ (128,338)

Net loss allocated to other Partners	$ (1,693)	$ (1,297)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 37
	2004	2003

Revenues
Rental	$ 1,101,920	$ 1,097,188
Interest and other	27,178	74,815
	1,129,098	1,172,003

Expenses
Interest	264,790	291,679
Depreciation and amortization	352,703	355,388
Operating expenses	624,206	651,487
	1,241,699	1,298,554

NET LOSS	$ (112,601)	$ (126,551)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (111,475)	$ (125,284)

Net loss allocated to other Partners	$ (1,126)	$ (1,267)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 38
	2004	2003

Revenues
Rental	$ 773,173	$ 751,059
Interest and other	21,762	30,142
	794,935	781,201

Expenses
Interest	216,892	197,325
Depreciation and amortization	288,243	265,914
Operating expenses	508,151	434,150
	1,013,286	897,389

NET LOSS	$ (218,351)	$ (116,188)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (216,168)	$ (115,025)

Net loss allocated to other Partners	$ (2,183)	$ (1,163)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 39
	2004	2003

Revenues
Rental	$ 522,786	$ 534,519
Interest and other	50,979	44,731
	573,765	579,250

Expenses
Interest	153,469	131,506
Depreciation and amortization	231,059	228,514
Operating expenses	413,203	434,224
	797,731	794,244

NET LOSS	$ (223,966)	$ (214,994)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (221,726)	$ (212,843)

Net loss allocated to other Partners	$ (2,240)	$ (2,151)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 40
	2004	2003

Revenues
Rental	$ 846,363	$ 847,881
Interest and other	26,846	18,179
	873,209	866,060

Expenses
Interest	255,087	237,576
Depreciation and amortization	366,495	355,574
Operating expenses	507,801	458,638
	1,129,383	1,051,788

NET LOSS	$ (256,174)	$ (185,728)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (253,612)	$ (183,871)

Net loss allocated to other Partners	$ (2,562)	$ (1,857)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 41
	2004	2003

Revenues
Rental	$ 1,114,660	$ 690,383
Interest and other	26,163	32,434
	1,140,823	722,817

Expenses
Interest	511,296	251,386
Depreciation and amortization	597,210	382,310
Operating expenses	749,666	478,981
	1,858,172	1,112,677

NET LOSS	$ (717,349)	$ (389,860)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (710,176)	$ (385,962)

Net loss allocated to other Partners	$ (7,173)	$ (3,898)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

        Series 42

	2004	2003

Revenues
Rental	$ 1,204,258	$ 630,222
Interest and other	34,519	29,104
	1,238,777	659,326

Expenses
Interest	341,515	255,437
Depreciation and amortization	366,274	211,470
Operating expenses	674,753	368,702
	1,382,542	835,609

NET LOSS	$ (143,765)	$ (176,283)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (142,326)	$ (174,520)

Net loss allocated to other Partners	$ (1,439)	$ (1,763)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 43
	2004	2003

Revenues
Rental	$ 1,227,137	$ 194,486
Interest and other	38,371	10,155
	1,265,508	204,641

Expenses
Interest	321,475	40,935
Depreciation and amortization	355,651	14,511
Operating expenses	729,050	159,149
	1,406,176	214,595

NET LOSS	$ (140,668)	$ (9,954)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (139,262)	$ (9,854)

Net loss allocated to other Partners	$ (1,406)	$ (100)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 44* 2004

Revenues
Rental	$ 713,648
Interest and other	44,405
758,053

Expenses
Interest	227,527
Depreciation and amortization	259,151
Operating expenses	373,749
860,427

NET LOSS	$ (102,374)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (101,350)

Net loss allocated to other Partners	$ (1,024)

*The Operating Partnerships in Series 44 did not commence operations until after March 31, 2003, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 45* 2004

Revenues
Rental	$ 719,948
Interest and other	24,847
744,795

Expenses
Interest	166,211
Depreciation and amortization	165,707
Operating expenses	464,029
795,947

NET LOSS	$ (51,152)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (50,640)

Net loss allocated to other Partners	$ (512)

*The Operating Partnerships in Series 45 did not commence operations until after March 31, 2003, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 46* 2004

Revenues
Rental	$ 255,149
Interest and other	3,680
258,829

Expenses
Interest	57,145
Depreciation and amortization	44,229
Operating expenses	174,522
275,896

NET LOSS	$ (17,067)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (16,897)

Net loss allocated to other Partners	$ (170)

*The Operating Partnerships in Series 46 did not commence operations until after March 31, 2003, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the Three months ended March 31, 2004 and 2003 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 30, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 and Series 44. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2004.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $24,333,293.

During the quarter ended June 30, 2004, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of June 30, 2004. Of the amount outstanding, $262,754 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $125,272 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended June 30, 2004, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,641 as of June 30, 2004 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2004, Series 22 recorded releases of capital contributions of $1,500. Series 22 has outstanding contributions payable in the amount of $477,996 as of June 30, 2004. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $27,015 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 2004, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of June 30, 2004, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,417,237.

During the quarter ended June 30, 2004, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of June 30, 2004. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended June 30, 2004, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $943,704 as of June 30, 2004. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $237,239, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended June 30, 2004, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $1,443,838 as of June 30, 2004. Of the amount outstanding, $1,370,033 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $73,805, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,572.

During the quarter ended June 30, 2004, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of June 30, 2004. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended June 30, 2004, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $40,968 as of June 30, 2004. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended June 30, 2004, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $86,718 as of June 30, 2004. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $65,783 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869.

During the quarter ended June 30, 2004, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $128,167 as of June 30, 2004. The remaining contributions will be released from available net offering proceeds and collection of account receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended June 30, 2004, Series 31 recorded capital contribution releases of $13,713. Series 31 has outstanding contributions payable in the amount of $682,058 as of June 30, 2004. Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $66,384, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2004, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable in the amount of $902,467 as of June 30, 2004. Of the amount outstanding, $488,244 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $414,243 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended June 30, 2004, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of June 30, 2004. Of the amount outstanding, $74,635 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $127,650, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended June 30, 2004, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $85,968 as of June 30, 2004. Of the amount outstanding, $11,473 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $74,495, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended June 30, 2004, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of June 30, 2004. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended June 30, 2004, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $657,998 as of June 30, 2004 all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2004, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable in the amount of $155,363 as of June 30, 2004 all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2004, Series 38 did not record any releases of capital contributions. Series 38 has outstanding contributions payable in the amount of $117,735 as of June 30, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2004. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2004 Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,771 as of June 30, 2004. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2004, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable in the amount of $152,424 as of June 30, 2004. Of the amount outstanding, $143,730 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $8,649 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,277,513. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2004, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable in the amount of $973,902 as of June 30, 2004. Of the amount outstanding, $225,670 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $748,232, will be released from collections of notes and accounts receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2003. Offers and sales of BACs in Series 42 were completed on July 31, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 21 Operating Partnerships in the amount of $19,903,525.

During the quarter ended June 30, 2004, Series 42 recorded capital contribution releases of $142,237. Series 42 has outstanding contributions payable in the amount of $1,817,119 as of June 30, 2004. Of the amount outstanding, $260,245 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $1,556,874 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2003. Offers and sales of BCAs in Series 43 were completed in December 31, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $25,792,027. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 43

During the quarter ended June 30, 2004, Series 43 recorded capital contribution releases of $132,468. Series 43 has outstanding contributions payable in the amount of $4,355,179 as of June 30, 2004. Of the amount outstanding, $752,683 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $3,602,496 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2004. Offers and sales of BCAs in Series 44 were completed in April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 8 Operating Partnerships in the amount of $16,018,063. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 44.

During the quarter ended June 30, 2004, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable in the amount of $2,077,152 as of June 30, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $22,473,223. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 45.

During the quarter ended June 30, 2004, Series 45 recorded capital contribution releases of $545,075. Series 45 has outstanding contributions payable in the amount of $8,662,415 as of June 30, 2004. Of the amount outstanding, $830,543 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $7,831,340 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $13,510,772. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 46.

During the quarter ended June 30, 2004, Series 46 recorded capital contribution releases of $3,518,463. Series 46 has outstanding contributions payable in the amount of $5,803,645 as of June 30, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations

As of June 30, 2004 and 2003 the Fund held limited partnership interests in 503 and 466 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2004 as Series 44, Series 45 and Series 46 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The variance in net loss per BAC for Series 41 through Series 44 of the Fund for the current three-month period to the prior three-month period is a mainly a result of a decrease in interest income and a variance in the losses from Operating Partnerships reported by each series. Interest income reported is expected to decrease for each series from year to year, after the first full year of operations, as limited partner contributions raised in the first year are expended on payments to Operating Partnerships in subsequent years. Losses reported from Operating Partnerships are expected to fluctuate until the series has fully invested in its Operating Partnerships and they achieve stabilized operations.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 2004 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $72,346, $41,460, $54,933, $43,317, $43,261, $28,552, $89,640, $76,422, $27,389, $69,442, $41,290, $92,408, $66,613, $37,402, $60,008, $38,290, $32,505, $48,717, $30,901, $34,200, $44,602, $57,572, $44,893, $71,276, $52,887, $60,913 and $29,892 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 20 reflects a net loss from Operating Partnerships of $256,677. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $402,324. This is an interim period estimate; it is not indicative of the final year end results.

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

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven through 2003 due to low occupancy, high operating expenses, and significant management company turnover. Pinnacle Management Services, began operating the property in December 2003. By end of the second quarter 2004, occupancy increased to 81% from 73% in the first quarter. In addition, evictions for non-payment have declined, as many of the problem tenants have left. However, the occupancy increase is not expected to continue, as there is a general sluggishness in the local marketplace. The management company anticipates increasing advertising and offering deep concessions during next quarter to attempt to increase occupancy in the tight market.

Revenue increased by only $2,047, as the occupancy gains came at end of quarter. The property experienced negative cash flow of $34,203 during the quarter, due to higher than expected expenses, led by utility costs. The property is physically in acceptable condition and long-term prospects are favorable. The mortgage, taxes and insurance are current.

East Douglas Apartments Limited Partnership (East Douglas Apartments) produced a negative cash flow of $2,733 for 2003 due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), high debt and the costs associated with repairing damages sustained during a small kitchen fire that occurred in April 2003. The total cost to repair the fire and water damage totaled slightly less than the insurance deductible of $10,000. Therefore, an insurance claim was not filed. Legal action has been initiated against the residents that caused the fire. An arbitration hearing was held on April 12 which resulted in a judgment in the amount of $9,798.75 including attorney's fees of $752.50. The defendant had 30 days within which to appeal the judgment. No appeal was filed, the judgment will be executed and collection of the judgment amount will be attempted. The property operated below breakeven through the second quarter of 2004. Physical and economic occupancy averaged 93% through the second quarter. Available operating cash along with the TIF refund that will be received in the third quarter should be sufficient to pay the accounts payable through 2004. The Operating Partnership had planned to submit a mortgage application to IHDA during the second quarter of 2004 to replace the high interest first mortgage loan held by Arbor Commercial Mortgage. In July, Arbor expressed interest in possibly renegotiating the current first mortgage. An initial package has been presented to their analyst. It is anticipated that the discussions will be continued during the third quarter. The mandatory "Physical Needs Assessment" has been completed and will be delivered to IHDA and/or Arbor as part of the mortgage application package. It is hoped that a new mortgage will yield the necessary funds to complete the exterior repairs and preventative maintenance needs including tuck pointing, replacement of the remaining original windows, repair and replacement of deteriorating wooden trim, exterior paint, replacement of the clay tile caps and other miscellaneous repairs. If successful, the reduced interest rate mortgage will have a positive effect on future cash flow. On January 1, 2004, Mark III Management Corporation of Indianapolis, Indiana assumed property management responsibilities for the property. Mark III is a reputable company with operations based within a two-hour drive of the property. It is hoped that their familiarity with the mid-west market and readily available corporate resources will contribute to improved operations and cash flow. The mortgage, property taxes and insurance are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property has historically operated below breakeven, and continued to do so in 2003. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy. Management does not feel that the area where the property is located can support any increase. Occupancy in 2003 averaged 90.39%, and through the second quarter of 2004 average occupancy decreased to 85%. The property continues to operate below breakeven as a result of decreased occupancy and rental revenues. The Operating General Partner has stated that the economy is poor in part due to the decrease in employment at Kodak, and other area corporations. The Investment General Partner and Operating General Partner are working together to determine the feasibility of refinancing the permanent mortgage in an effort to decrease the debt service at the property.

Series 21

As of the June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 21 reflects a net loss from Operating Partnerships of $489,480. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $283,936. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001.  A confirmation hearing was conducted on August 5, 2003 and the reorganization plan was confirmed on September 5, 2003.  An entity to be formed by Hunter Asset Management and Vision 2000 will acquire the current Operating General Partner positions. The present Operating General Partners will withdraw upon plan implementation with a payment of $400,000 to the partnership in satisfaction of all obligations. The reorganization plan requires the Investment General Partner to contribute $500,000 in new funding.  The contribution will be in the form of a loan with a seven-year pay back and will have priority over Operating General Partner distributions. The Investment General Partner will exit the Operating Partnership upon completion of the tax credit compliance period and full repayment of the $500,000 loan.  The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance.  The approximate amount of the new debt will be $2.31 million. On March 25, 2004, the board of the Atlantic City Housing Authority granted its unanimous approval of PCM Investors LLC's proposal that the Authority issue the New Bonds in accordance with the Plan.

Faced with many code violations, the new management company is renovating apartments, and has entered into an agreement with the city of Atlantic City to allow occupancy as the work is completed. Occupancy increased 9% to 78% at the end of the second quarter. Atlantic City Apartments increased revenue by 6%, and reduced expenses by 34% to post cash flow of $5,128 for the second quarter of 2004. New management coupled with city funding and new investor capital is expected to bring the property to stabilization within several months following plan implementation, which should occur in third quarter 2004.

Centrum Fairfax LP (Forest Glen at Sully Station) is a 119-unit senior complex located in Fairfax, VA. The property has historically experienced low occupancy. In 2003, average physical occupancy was 67%. Through the first quarter of 2004, the average occupancy increased to 79%; However, in the second quarter physical occupancy decreased to 71%. The management company is offering monthly rental concession of $100 to $200 on the apartment types that are not leasing. To attract prospective residents, the management company increased the volume of advertising in community newspapers and local churches, organized monthly events such as birthday celebrations and various holiday celebrations, and created resident referral programs. The property is in excellent physical condition. The Operating General Partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the Operating General Partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 89% in 2003. Occupancy increased to an average of 91% in the second quarter of 2004. Operating expenses are below the Investment General Partner's state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2004. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2003. Occupancy has decreased to an average of 85% through the second quarter of 2004. Operating expenses are below the Investment General Partner's state average. Declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is unable to support its operations due to high operating expenses and low rental rates. Operating expenses increased by $26,940 or $848 per unit in 2003. The operating expenses running at $5,245 per unit are very high for the area and must be reduced significantly in order for the property to break even. In order to increase occupancy at the property, the management agent advertised with the local housing authority, and in the local papers. As a result of these efforts, occupancy increased to 97% in the second quarter of 2004. Additionally, the management agent has begun implementing a $40 per unit, per month rent increase. The Investment General Partner conducted a site visit at the property on in July 2003 and found the property to be in good condition. The Operating General Partner is in negotiations with a third party management company/Operating General Partner that will be able to provide better economies of scale with regards to payroll and other operating expenses. The Operating General Partner is confident that an agreement will be reached by the end of the third quarter 2004.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 92% in 2003. Occupancy increased to an average of 96% through the second quarter of 2004. The property's operating expenses are below the Investment General Partner's state average. Despite occupancy in the 90's, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 22 reflects a net loss from Operating Partnerships of $387,276. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $107,703. This is an interim period estimate; it is not indicative of the final year end results.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2003. Occupancy has decreased to an average of 85% through the second quarter of 2004. Operating expenses are below the Investment General Partner's state average. Declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Roxbury Veterans Housing, Limited Partnership (Highland House) is a 14 unit property located in Roxbury, Massachusetts. The Operating General Partner has been very inconsistent in reporting occupancy and operational numbers to the Investment General Partner and no numbers had been reported since 2002 other than tax returns, until June 2004 when a draft of the 2002 audit was received. In addition, the Investment Limited Partner identified potential discrepancies in the tax returns submitted for year-end 2003 and is currently working to resolve these issues.

Lake Street Apartments, L.P. (Lake Street Apartments) is a 32 unit property located in Girard, PA. Average occupancy through the first second quarter of 2004 was 8285%, a decrease from the previous year's occupancy of 89%. Management has stated that the decrease in occupancy is not tied to a specific cause and that improved occupancy is anticipated in the second third quarter. Occupancy at the end of June 2004 increased to 91%. Management pays the utilities for all of the units, and prices are very high. The utility company is owned by the community in which the project is located. Rents were increased in 2004 by $38 per unit. Although the partnership continues to operate at a deficit in 2004, rental revenue has increased and other than an increase in utilities expense, the remaining operating expenses have decreased. Both the mortgage and real estate taxes are current and the Operating General Partner's operating deficit guaranty is unlimited in time and amount.

Series 23

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 23 reflects a net loss from Operating Partnerships of $299,625. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $129,439. This is an interim period estimate; it is not indicative of the final year end results.

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

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 86% in 2003. The average occupancy improved slightly to 88% through June 30, 2004. Currently, there is a nine-month waiting list for housing authority subsidized rental assistance. There are few qualified prospective residents that can afford the tax credit rents without obtaining this rental assistance. The management company continues to offer rental concessions to increase applicant traffic. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Series 24

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 23 properties at June 30, 2004. Out of the total 22 were at 100% Qualified Occupancy.

For the three months being reported Series 24 reflects a net loss from Operating Partnerships of $228,830. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $101,176. This is an interim period estimate; it is not indicative of the final year end results.

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

Westhab's entry into the partnership and into the management role has had an immediate impact on the property. Occupancy and rental revenues increased in

2003. As of June 2004, occupancy is 77% with four pending leases for a total of 89% occupied and leased. The property is operating below breakeven due to the vacancies and high operating expenses. Although operating expenses are running higher than budgeted, some expenses relate to Westhab's program to re-stabilize the property. and are expected to . Operating expenses are expected to normalize once the transition and re-stabilization of the property is complete. The Operating Partnership filed for a tax assessment reduction and was successful. Beginning with the tax payment that was due July 1, 2003, there has been a reduction in the real estate taxes of approximately $13,550. An account has been established for a tax and insurance escrow. Westhab was successful in negotiating a reduction in interest on an existing note from the City of Yonkers. The interest rate was reduced from 7% to 1%. Westhab has also secured an additional loan from the City of Yonkers in order to cure some deferred maintenance issues. The loan is in the amount of $150,000 which has been earmarked for the replacement of hot water tanks, concrete repairs in the rear of the building, updating the electrical systems, and the installation of security cameras. It had been previously noted that the $150,000 was to be in the form of a grant, however the City is requesting a zero percent cash flow loan. In addition, in February 2002, the Operating Partnership concluded a restructure of the first mortgage loan, which had been in default for over a year, with the loan servicer, Community Preservation Corporation (CPC). The newly restructured loan has a lower principal balance and interest rate, as well as a longer amortization schedule. Series 24 contributed approximately $35,000 to the cost of the loan restructure. The Investment General Partner will continue to monitor this Partnership until property operations have stabilized.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven in 2003 due to low occupancy at the beginning of 2003. Although operations are improving in 2004, the property operated below breakeven through the second quarter of 2004. The occupancy averaged 96.395% for the first quarter six months of 2004 and the property has operated above breakeven. Bad debt continues to be a problem for this property, which has contributed to the property operating below breakeven. Management has tightened its screening process and is working on improving collections. Although, the property is showing significant improvement, the Investment General Partner continues to monitor this property monthly.

Series 25

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at June 30, 2004. Out of the total 21 were at 100% Qualified Occupancy.

For the three months being reported Series 25 reflects a net loss from Operating Partnerships of $266,132. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $260,009. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property suffers from high expenses, high turnover, and insufficient rental revenue. Operating expenses in 2003 increased by 7.3% over 2002 and were $572/unit more than the state average. The main increases in expenses were administrative, maintenance, and insurance. Management has requested a rent increase, but rents are at their maximum per Section 8 housing requirements. For financial performance in 2003, the property continued to operate below breakeven with a Debt Coverage Ratio of .77, cash and receivables were insufficient to cover expenses and payables, and the property expended $60,869 in cash.

Despite these setbacks, there are still positive aspects of this property's performance: Occupancy was strong and rose from 94% to 95% in the first quarter 2004, and the required deposits are being made to the replacement reserve account, which was properly funded at year end 2003. The Operating General Partner continues to fund operating deficits (during 2003 $84,997 was funded) despite the fact that the Operating General Partner guarantee expired in September of 2001. The Investment General Partner is working diligently with the Management Company on reducing both turnover and expenses.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 357 unit apartment complex in Indianapolis, Indiana. Occupancy remained strong through the second quarter of 2004. The management company continues to advertise the property on the local radio station and through community contacts in order to attract potential residents. The property still suffers from high maintenance expenses as a result of tenant abuse and unit turnover, but was able to control other operating expenses throughout 2003. The Operating General Partner is obligated under his guarantee to fund operating deficits. To date the Operating General Partner has funded $68,000 to pay the increased real estate taxes. Rental rates were increased at the property and going forward the property taxes will be funded through operations. The mortgage, taxes and insurance are all current.

Additionally, the Investment General Partner is working with the Operating General Partner to facilitate a change in the Operating General Partner and management company. The transfer would benefit the property by providing economies of scale for operating expenses. The transfer is expected to be approved and completed in the third quarter of 2004.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18-unit property located in Manhattan, NY. In As of the second quarter of 20043, the property's occupancy rate was averaged strong at 99.5494.5%% due to the eviction of two non-paying tenants. Despite the decrease inDue to the strong occupancy, the partnership was able to operatble above breakeven. This was due to aggressive rent increases for the residential and commercial spaces and a reduction in insurance expense. , but the Operating Partnership continued to operate at a deficit. The property operated below breakeven due to high debt service payments, and high operating expenses, especially for utilities and maintenance. The To further improve operations, the Operating Partnership existing high interest mortgage was refinanced in June 2004. The refinancing is expected to reduce the debt service payment by $11,000 per year and is in the process of refinancing the high interest mortgage to reduce mortgage payments. Most of the proceeds from the refinancing will be used to implement much needed capital improvements that were causing high to reduce maintenance and utility expenses. The commercial spaces are also being in the process of being submetered to further reduce utility utility expenses. The Operating General Partner is funding all operating deficits. The mortgage, taxes, and property insurance are all current.

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

Rose Square L.P. (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. At year end 2003, the property continued to operated below breakeven. When the property was built a tax abatement was in place. The abatement expired in February 2002, and taxes increased to $9,800. Spread over 11 units, this was prohibitive to generating cash flow. The property was recently re-assessed by the county, and received a reduction in real estate taxes of approximately 40% to $5,600 in 2004. Low occupancy has had an effect on rental revenue at the property. Revenue in 2003 was about 22% lower than revenue in 2002. Occupancy continues to struggle in 2004, with an average occupancy of 67% in the firstthrough the second quarter, as compared with an average occupancy of 70% in 2003. The area in which this property is located is very depressed and the market has been prohibitive in improving occupancy. A new site manager has taken over at the property and management is confident that the new manager will be able to improve operations. The property has recently begun to offer one month of free rent as a concession. Applications have increased in the past few months and management is hopeful that the property will lease the remaining 3 units.

Series 26

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 26 reflects a net loss from Operating Partnerships of $346,712. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $393,621. This is an interim period estimate; it is not indicative of the final year end results.

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

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) located in Warrensburg, Missouri, operated below breakeven in 2003 due to low occupancy. As of June 30, 2004 March 31, 2004 occupancy had improved to 93% occupancy is 82%. There are five vacant units and none of them are rent ready. The property's occupancy has suffered due to increased competition, a lack of qualified residents, and units not being rent ready. Management is petitioning Rural Development to use funds from the replacement reserve to get all the vacant units rent ready. During 2003 the property suffered from low occupancy due to increased competition, a lack of qualified residents, and vacant units not being rent ready. Occupancy improved once the management company committed the necessary resources to making the vacant units rent ready. Currently, management expects occupancy to remain strong.The property's mortgage, real estate taxes and insurance are current.

Country Edge LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Occupancy increased to 90% as of June 30, 2004 as a result of rent concessions and rate reductions. howeverThe increase in the number of occupied units is just beginning to positively affect cash flow. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 48-unit property located in Fargo,

North Dakota. Occupancy increased to 100% as of June 30, 2004 as a result of rent concessions and rate reductions. howeverThe increase in the number of occupied units is just beginning to positively affect cash flow. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 27 reflects a net loss from Operating Partnerships of $226,813. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $220,183. This is an interim period estimate; it is not indicative of the final year end results.

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

Holly Heights Limited Partnership (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 82% for 2003. Occupancy has declined slightly averaging 786% through the secondfirst quarter of 2004. There are limited job opportunities in this area and, as a result, some residents have moved from the area to find work. Management will continue to offer rental concessions until occupancy has stabilized. As a result of the low occupancy in 2003, there was negative cash flow and high payables. An audit by the state regulatory agency identified issues of non-compliance. The Operating General Partner is diligently working to resolve all issues and the Investment General Partner will continue to closely monitor the property. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. In 2003As of the second quarter of 2004, the property's occupancy was remained strong at 100% and it operated at a debt service coverage ratio of 0.81. However, iIt expended cash because of low rent levels, collections loss, and high expenses, high receivables from tenants and low rent levels. During the first quarter of 2004, the property generated cash due to improved collections, and reduction of administrative and utility expenses. The main management obstacle is the shareholders (tenants) lack of familiarity with co-op living. With the assistance of the Local Initiatives Support Corp. (LISC) and the Urban Homesteading Assistance Board (UHAB), the Investment General Partner and the Operating General Partner are working to educate shareholders. As they begin to understand the repercussions of non-payment, collections are expected to improve. Education will also help shareholders establish a working co-op board. Working with a board will allow the management to implement rent increases without going through the city agencies. In the meantime, the Operating General Partner continues to work with the To stabilize property operations, management is applying for a rent increase, which is subject to the approval of the New York State Division of Housing and Community Renewal (DHCR), and the New York City Rent Stabilization Board to determine rent increases. The Operating Investment General Partner will is evaluating the feasibility of also work with management to explore the possibility of sub-metering for gas heating utilities to further reduce operating expenses. All mortgage, and insurance payments are current. The property pays no property taxes as the result of a tax abatement.

Series 28

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 28 reflects a net loss from Operating Partnerships of $342,041. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $213,848. This is an interim period estimate; it is not indicative of the final year end results.

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

1374 Boston Road L.P. (1374 Boston Road) is a 15-unit property located in New York City. In 2003As of the second quarter of 2004, the property partnership operated below breakeven primarily due at a Debt Service Coverage Ratio of 0.74. This was due to vacancies and to high debt service and payments. operating expensesvacancies. As of March 31, 2004, oOccupancy was at 8087% due to the eviction of three non-paying tenants. Lease-up of these units was delayed due to the difficulty of finding qualified tenants with good credit history. Upon the recommendation of the Investment General Partner, the Operating General Partner is considering refinancing options for the property's excessively high debt. Upon the review of the 2003 audit, the Investment General Partner also found that the partnership incurred a $112,000 tax lien that was not revealed by the Operating General Partner. The Operating General Partner made a loan at 7% interest to pay for this lien. The Investment General Partner is working to renegotiate the terms of the loan as it should be a non-interest bearing subordinate loan. Meanwhile, expenses remain unchanged over the past year. The Operating General Partner has been unresponsive to the Investment General Partner's requests for information. Accordingly, a visit to meet the with Operating General Partner and discuss operations improvement is being scheduled. The mortgage, property taxes and insurance are current.

Series 29

As of June 30, 2004 and 2003 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at June 30, 2004 all of which were 100% Qualified Occupancy.

For the three months being reported Series 29 reflects a net loss from Operating Partnerships of $328,453. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $290,374. This is an interim period estimate; it is not indicative of the final year end results.

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

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2003. The main reason for its cash expenditure was its low occupancy, which averaged 85.2% through the second quarter of 2004. To address the low occupancy at the property, management is marketing the property through newspapers, churches and civic groups. The Operating General Partner continues to work closely with the management agent to ensure proper marketing of the property. The Operating General Partner believes that the property is was operating below breakeven due to the current management company and is currently in negotiations with a new property management company. In the past the Operating General Partner has had difficulty reporting in a timely manner. The General Partner changed management companies in early June 2004. The Investment General Partner will be working closely with the new management company and the Operating General Partner to improve reporting for the property. In the past the Operating General Partner has had difficulty reporting in a timely manner. The mortgage, taxes and insurance are all current.

Series 30

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 98.6% and 100%, respectively. The series had a total of 20 properties at June 30, 2004 of which 19 were at 100% Qualified Occupancy.

For the three months being reported Series 30 reflects a net loss from Operating Partnerships of $303,418. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $58,018. This is an interim period estimate; it is not indicative of the final year end results.

Mesa Grande, LP (Mesa Grande Apartments) is a 72-unit, family property located in Carlsbad, New Mexico. The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults. Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied. As a result, the Lender notified the Operating General Partner on June 16, 2003 of its right to accelerate the note. As a result of the defaults by the Operating General Partner and management company, which is a related entity of the Operating General Partner, the Investment General Partner requested a change in the management company. A new management company started November 1, 2003.

Property operations continue to suffer due to market conditions, high payables and much needed deferred maintenance. The management company has improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community. The deferred maintenance and high payables are a direct result of the negligence of the prior management company. The Investment Limited Partner has filed a lawsuit against the Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner visited the property in the third quarter 2004 to evaluate the condition of the property and determined if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner is currently reviewing the cash needs of the property and a cash infusion, assuming the law suit is not settled, will most likely be made in the third quarter 2004.

Sunrise Homes, LP (Broadway Place Apartments) is a 32-unit, family property located in Hobbs, New Mexico. The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults. Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied. As a result, the Lender notified the Operating General Partner on June 16, 2003 of its right to accelerate the note. As a result of the defaults by the Operating General Partner and management company, which is a related entity of the Operating General Partner, the Investment General Partner requested a change in the management company. A new management company started November 1, 2003.

The property operations are suffering due to market conditions, high payables and much needed deferred maintenance. The management company has improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community. The deferred maintenance and high payables are a direct result of the negligence of the prior management company. The Investment General Partner has filed a lawsuit against the Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner is currently negotiating with the Operating General Partner to settle the lawsuit. The Investment General Partner visited the property in the third quarter 2004 to evaluate the condition of the property and determined that a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner is currently reviewing the cash needs of the property and a cash infusion, assuming the law suit is not settled, will be made in the third quarter 2004.

JMC LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Due to increased marketing efforts by the management company, average occupancy for the second quarter 2004 has increased to 85% from the first quarter average of 79%. Operating expenses continue to be above average at $2,780 per unit for the first two quarters; primarily due to increased advertising and marketing expenses and increased maintenance expenses caused by unit turnover. Management expects that operations will continue to improve during the next quarter.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA, which suffered from high payables and high tenant account receivables in 2003. Although the occupancy was stabilized, there was a cash flow deficit as a result of high operating expenses. The tax expense for 2002 was paid in full along with the 2001 tax deficit. The property was reassessed in 2002 and the reassessed value decreased the annual tax liability. As of May 31, 2004, there was no accounts payable balance and the tenant receivables were only $500; however, the property was operating below break even with a debt service coverage ratio of .90. In the first quarter of 2004, physical occupancy decreased to 80%. In the second quarter physical occupancy was at 84%. The Investment General Partner is working with the Operating General Partner to insure marketing strategies are implemented in order to reverse this current negative trend in occupancy.

Series 31

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at June 30, 2004 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 31 reflects a net loss from Operating Partnerships of $280,766. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $553,905. This is an interim period estimate; it is not indicative of the final year end results.

There was a decrease in the net loss per BAC for Series 31 in the current year. The decrease is mainly the result of over stated interest expense by one of the operating partnerships in the prior year that has been correctly recorded in the current year.

Seagraves Apartments, Limited Partnership (Western Hills Apartments) is a 16-unit family property located in Ferris, TX. Occupancy averaged 87% in 2003. The property operated above breakeven for the first quarter six months of 2004 with an average occupancy of 97.998%. Occupancy struggled in 2003 due to a few tenant evictions. The evictions are now complete and the property has begun to operate well.

Series 32

As of June 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2004, all of which were at 100% Qualified Occupancy

For the three months being reported Series 32 reflects a net loss from Operating Partnerships of $371,947. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $243,541. This is an interim period estimate; it is not indicative of the final year end results.

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

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property was 97% occupied and had positive cash flow through the second quarter of 2004. The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits in 2003 or 2004. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partners' personal guarantees remain in place.

Indiana Development Limited Partnership (Clear Creek Apartments) is a 64- unit development, located in North Manchester, Indiana. The property operated below breakeven through 2003 as a result of low occupancy which was last reported at 83% for the third quarter of 2003. The 2003 audited numbers reflect a loss of $69,000 which was funded by the Operating General Partner. Occupancy issues are primarily due to a downturn in the local economy; recently, numerous manufacturing plants have closed forcing tenants to relocate to other areas in order to find employment. There is now a new, locally based, management company in place, Biggs Management. This new management company should provide the local knowledge and have the manpower necessary to positively impact both occupancy and operating expenses.

Series 33

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 33 reflects a net loss from Operating Partnerships of $190,749. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $101.402. This is an interim period estimate; it is not indicative of the final year end results.

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

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. The property's rural location and stagnant local economy has made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 88% for the first six months of 2004. Although Management has made many positive changes to control operating expenses, the site continues to operate below breakeven. Operating expenses are currently $3,837 per unit, primarily due to high expenses in the utility and maintenance categories. The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 86% for 2003 decreasing from the 2002 average of 92%. This was due to a downturn in the local economy. In the first quarter of 2004, average physical occupancy improved to 90%. In the second quarter, property was operating with 92% physical occupancy. The site manager has been successful in retaining current residents by offering different types of incentives. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

Series 34

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 34 reflects a net loss from Operating Partnerships of $408,449. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $152,536. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operated below breakeven as a result of low occupancy, which averaged 81% for the first quarter of 2004. Second quarter 2004 numbers have been requested but not received. The Operating General Partner indicates that the local economy relies heavily on seasonal employment. These types of businesses have been negatively impacted by the overall downturn in the economy, which has resulted in higher than normal move-outs at the property. The Investment General Partner is making efforts to have the management company report quarterly numbers in a timely fashion.

Series 35

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 11 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 35 reflects a net loss from Operating Partnerships of $161,757. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $208,929. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 36 reflects a net loss from Operating Partnerships of $169,315. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $103,321. This is an interim period estimate; it is not indicative of the final year end results.

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

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year's level, averaging 81.92% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing, occupancy has shown improvement in 2004, with June occupancy at 95%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the Senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. Capital improvements undertaken in 2003 included exterior painting of the buildings, completion of sprinkler installation and repairs, and carpet replacement. Despite the decreased occupancy and the high expenses, the Operating Partnership operated above breakeven in 2003, primarily due to the accrual of soft debt. A substantial rent increase went into effect in February 2004, and operating statements through June 2004 demonstrate that the Operating Partnership continues to operate above breakeven. The Investment General Partner will continue to monitor this Operating Partnership until property operations stabilize.

Series 37

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 7 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 37 reflects a net loss from Operating Partnerships of $112,601. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $240,102. This is an interim period estimate; it is not indicative of the final year end results.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. The property's rural location and stagnant local economy has made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 88% for the first six months of 2004. Although Management has made many positive changes to control operating expenses, the site continues to operate below breakeven. Operating expenses are currently $3,837 per unit, primarily due to high expenses in the utility and maintenance categories. The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Series 38

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 10 properties at June 30, 2004, all of which were at 100% qualified occupancy.

For the three months being reported Series 38 reflects a net loss from Operating Partnerships of $218,351. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $69,892. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 39

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 9 properties at June 30, 2004, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 39 reflects a net loss from Operating Partnerships of $223,966. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive from operations of $7,093. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 40

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 16 properties at June 30, 2004, all of which at 100% Qualified Occupancy.

For the three months being reported Series 40 reflects a net loss from Operating Partnerships of $256,174. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $110,321. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 41

As of June 30, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 98.1%, respectively. The series had a total of 23 properties at June 30, 2004 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 41 reflects a net loss from Operating Partnerships of $717,349. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $120,139. This is an interim period estimate; it is not indicative of the final year end results.

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

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, the only remedy for the former Operating General Partner and its affiliates is to appeal the judges decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge is in the final stages of preparing his final Statement of Decision, it is believed that it will be filed before the end of August.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

Series 42

As of June 30, 2004 and 2003 the average Qualified Occupancy was 97.9% and 93.9%, respectively. The series had a total of 21 properties at June 30, 2004. Out of the total 20 were at 100% Qualified Occupancy and 1 was in active lease up.

For the three months being reported Series 42 reflects a net loss from Operating Partnerships of $143,765. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $222,509. This is an interim period estimate; it is not indicative of the final year end results.

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

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, the only remedy for the former Operating General Partner and its affiliates is to appeal the judges decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge is in the final stages of preparing his final Statement of Decision, it is believed that it will be filed before the end of August.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. While initial lease-up progressed slowly at three of the buildings which contain a total of 32 family units, 100% of these units were occupied as of April 30, 2004. The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003 and, as of June 30, 2004, 42 of the 99 units were occupied. Due to slow lease-up of the family units, the Operating General Partner, with the approval of the Investment General Partner, hired a new property manager, Lockwood Property Management, ("Lockwood") on November 1, 2003. Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties. The property manager held a grand opening at the end of January, which attracted several potential residents. The market was reviewed and the rents on the one and two bedroom senior units were subsequently lowered to $575 and $625, respectively. Currently, the property is offering one month free rent on the senior units. Management will continue to attract prospective tenants and improve occupancy by increasing advertisements, outreach to senior organizations and working closely with the local Housing Authority. Several events have taken place to enhance the lease-up and more events are planned for the senior community to attract potential residents. Lease-up completion is anticipated to occur in December 2004. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $225,000 each. As a result, the property now has a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs. The Operating General Partner is in the process of negotiating a settlement with the general contractor. If the $200,000 gap needs to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster. The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors in Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004. The Operating Partnership's taxes and insurance are current, however, payables of $66,760 were outstanding as of June 30, 2004. In addition, the mortgage was two months delinquent as of July 31, 2004. The Operating General Partner is working with the Investment General Partner to obtain the funds necessary to bring the mortgage current.

Series 43

As of June 30, 2004 and 2003 the average Qualified Occupancy was 95.8% and 84.8%, respectively. The series had a total of 21 properties at June 30, 2004. Out of the total 18 were at 100% Qualified Occupancy and 2 were in lease up. The series also had one property which was still under construction as of June 30, 2004.

For the three months being reported Series 43 reflects a net loss from Operating Partnerships of $140,668. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $214,983. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, the only remedy for the former Operating General Partner and its affiliates is to appeal the judges decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge is in the final stages of preparing his final Statement of Decision, it is believed that it will be filed before the end of August.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. While initial lease-up progressed slowly at three of the buildings which contain a total of 32 family units, 100% of these units were occupied as of April 30, 2004. The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003 and, as of June 30, 2004, 42 of the 99 units were occupied. Due to slow lease-up of the family units, the Operating General Partner, with the approval of the Investment General Partner, hired a new property manager, Lockwood Property Management, ("Lockwood") on November 1, 2003. Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties. The property manager held a grand opening at the end of January, which attracted several potential residents. The market was reviewed and the rents on the one and two bedroom senior units were subsequently lowered to $575 and $625, respectively. Currently, the property is offering one month free rent on the senior units. Management will continue to attract prospective tenants and improve occupancy by increasing advertisements, outreach to senior organizations and working closely with the local Housing Authority. Several events have taken place to enhance the lease-up and more events are planned for the senior community to attract potential residents. Lease-up completion is anticipated to occur in December 2004. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $225,000 each. As a result, the property now has a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs. The Operating General Partner is in the process of negotiating a settlement with the general contractor. If the $200,000 gap needs to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster. The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors in Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004. The Operating Partnership's taxes and insurance are current, however, payables of $66,760 were outstanding as of June 30, 2004. In addition, the mortgage was two months delinquent as of July 31, 2004. The Operating General Partner is working with the Investment General Partner to obtain the funds necessary to bring the mortgage current.

Series 44

As of June 30, 2004 and 2003 the average Qualified Occupancy was 96.5% and 85.1%, respectively. The series had a total of 8 properties at June 30, 2004. Out of the total 6 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2004.

For the three months being reported Series 44 reflects a net loss from Operating Partnerships of $102,374. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $156,777. This is an interim period estimate; it is not indicative of the final year end results.

Series 45

As of June 30, 2004 the average Qualified Occupancy was 99.5%. The series had a total of 24 properties at June 30, 2004. Out of the total 16 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 6 properties that were still under construction at June 30, 2004. Since all of the properties were acquired after June 30, 2003, there is no comparative information to report.

For the three months being reported Series 45 reflects a net loss from Operating Partnerships of $51,152. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $114,555. This is an interim period estimate; it is not indicative of the final year end results.

Series 46

As of June 30, 2004 the average Qualified Occupancy was 100%. The series had a total of 11 properties at June 30, 2004. Out of the total 4 were at 100% Qualified Occupancy. The series also had 6 properties that were still under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2004. Since all of the properties were acquired after June 30, 2003, there is no comparative information to report.

For the three months being reported Series 46 reflects a net loss from Operating Partnerships of $17,067. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $27,162. This is an interim period estimate; it is not indicative of the final year end results.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

If the book value of the Fund's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Fund and includes such reduction in equity in loss of investment of limited partnerships.
Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc. carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 19, 2004		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 19, 2004	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 19, 2004	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.