Form 10-Q
period 2004-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2004-11-19
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2004

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-28
Statements of Operations	29-54
Statements of Changes in Partners' Capital	55-68
Statements of Cash Flows	68-120
Notes to Financial Statements	121-151

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	152-191

Item 3. Quantitative and Qualitative Disclosure About Market Risk	192

Item 4. Evaluation of Disclosure and Procedures	192

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	193

Signatures	194

Certification	195-196

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$427,222,641	$436,741,304

OTHER ASSETS

Cash and cash equivalents	24,398,136	33,051,933
Investments	20,050,944	20,600,420
Notes receivable	7,531,257	8,182,738
Acquisition costs	35,790,853	36,053,820
Other assets	11,400,303	10,020,450
	$526,394,134	$544,650,665

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 38,479	$ 66,482
Accounts payable affiliates	23,155,360	21,701,204
Capital contributions payable	29,905,052	32,845,438
Line of credit	-	-
	53,098,891	54,613,124

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,7080 issued and outstanding, as of September 30, 2004	475,698,018	492,272,914
General Partner	(2,436,575)	(2,269,173)
Unrealized gain (loss) on securities
available for sale, net	33,800	33,800
	473,295,243	490,037,541
	$526,394,134	$544,650,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,028,791	$ 9,951,958

OTHER ASSETS
Cash and cash equivalents	2,480,976	252,117
Investments	-	-
Notes receivable	-	-
Acquisition costs	78,588	80,374
Other assets	1,817,330	1,796,298
	$ 10,405,685	$ 12,080,747

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,624,222	3,558,524
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,012,248	3,946,550

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of September 30, 2004	7,650,068	8,383,420
General Partner	(256,631)	(249,223)
Unrealized gain (loss) on securities
available for sale, net	-	-
	7,393,437	8,134,197
	$ 10,405,685	$ 12,080,747

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,273,469	$ 1,527,512

OTHER ASSETS
Cash and cash equivalents	110,147	142,893
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs	42,985	43,962
Other assets	280,232	280,232
	$ 2,164,472	$ 2,452,238

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	940,790	852,869
Capital contributions payable	457,642	457,642
Line of credit	-	-
	1,398,432	1,310,511

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of September 30, 2004	920,332	1,292,262
General Partner	(154,292)	(150,535)
Unrealized gain (loss) on securities
available for sale, net	-	-
	766,040	1,141,727
	$ 2,164,472	$ 2,452,238

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,282,199	$ 7,983,840

OTHER ASSETS
Cash and cash equivalents	250,039	320,139
Investments	-	-
Notes receivable	450,981	450,981
Acquisition costs	135,075	138,145
Other assets	167,344	167,344
	$ 8,294,637	$ 9,060,449

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,971,810	1,889,514
Capital contributions payable	477,996	479,496
Line of credit	-	-
	2,449,806	2,369,010

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of September 30, 2004	6,005,464	6,843,606
General Partner	(160,633)	(152,167)
Unrealized gain (loss) on securities
available for sale, net	-	-
	5,844,831	6,691,439
	$ 8,294,637	$ 9,060,449

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,634,515	$14,271,144

OTHER ASSETS
Cash and cash equivalents	127,568	140,695
Investments	-	-
Notes receivable	-	-
Acquisition costs	200,877	205,442
Other assets	269,371	269,370
	$14,232,331	$14,886,651

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,434,608	1,314,475
Capital contributions payable	117,797	117,796
Line of credit	-	-
	1,552,405	1,432,271

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, September 30, 2004	12,837,973	13,604,682
General Partner	(158,047)	(150,302)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,679,926	13,454,380
	$14,232,331	$14,886,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,506,037	$ 7,862,910

0THER ASSETS
Cash and cash equivalents	212,169	221,188
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs	224,500	229,602
Other assets	857,394	857,394
	$ 8,955,578	$ 9,326,572

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 678	$ 678
Accounts payable affiliates	1,485,924	1,373,004
Capital contributions payable	368,239	368,239
Line of credit	-	-
	1,854,841	1,741,921

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of September 30, 2004	7,215,028	7,694,103
0eneral Partner	(114,291)	(109,452)
Unrealized gain (loss) on securities
available for sale, net	-	-
	7,100,737	7,584,651
	$ 8,955,578	$ 9,326,572

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,695,908	$14,051,041

OTHER ASSETS
Cash and cash equivalents	450,434	443,860
Investments	-	-
Notes receivable	-	-
Acquisition costs	225,463	230,586
Other assets	746,785	746,785
	$15,118,590	$15,472,272

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 978
Accounts payable affiliates	1,272,395	1,136,057
Capital contributions payable	943,704	943,704
Line of credit	-	-
	2,217,077	2,080,739

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of September 30, 2004	13,029,942	13,515,062
General Partner	(128,429)	(123,529)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,901,513	13,391,533
	$15,118,590	$15,472,272

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,727,302	$22,225,204

OTHER ASSETS
Cash and cash equivalents	349,429	447,941
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs	397,241	405,693
Other assets	1,564,626	1,564,626
	$24,174,420	$24,779,286

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	2,206,770	2,090,807
Capital contributions payable	1,443,838	1,443,838
Line of credit	-	-
	3,650,698	3,534,735

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of September 30, 2004	20,658,738	21,372,359
General Partner	(135,016)	(127,808)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,523,722	21,244,551
	$ 24,174,420	$24,779,286

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,571,815	$13,905,222

OTHER ASSETS
Cash and cash equivalents	125,954	234,047
Investments	-	-
Notes receivable	-	-
Acquisition costs	328,828	336,302
Other assets	172,425	172,425
	$14,199,022	$14,647,996

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,512,916	1,455,313
Capital contributions payable	39,749	39,749
Line of credit	-	-
	1,552,665	1,495,062

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of September 30, 2004	12,726,341	13,227,852
General Partner	(79,984)	(74,918)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,646,357	13,152,934
	$14,199,022	$14,647,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,077,685	$23,747,689

OTHER ASSETS
Cash and cash equivalents	332,678	464,935
Investments	-	-
Notes receivable	605,000	605,000
Acquisition costs	72,612	74,262
Other assets	2,595	2,595
	$24,090,570	$24,894,481

LIABILITIES

Accounts payable & accrued expenses (Note C)	$	$ 28,003
Accounts payable affiliates	-	-
Capital contributions payable	40,968	40,968
Line of credit	-	-
	40,968	68,971

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of September 30, 2004	24,152,854	24,921,003
General Partner	(103,252)	(95,493)
Unrealized gain (loss) on securities
available for sale, net	-	-
	24,049,602	24,825,510
	$24,090,570	$24,894,481

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,928,270	$19,475,261

OTHER ASSETS
Cash and cash equivalents	267,101	328,122
Investments	175,458	161,713
Notes receivable	20,935	20,935
Acquisition costs	72,798	74,450
Other assets	633	604
	$19,465,195	$20,061,085

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	879,766	760,776
Capital contributions payable	86,718	86,718
Line of credit	-	-
	966,484	847,494

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of September 30, 2004	18,652,630	19,360,361
General Partner	(153,657)	(146,508)
Unrealized gain (loss) on securities
available for sale, net	(262)	(262)
	18,498,711	19,213,591
	$19,465,195	$20,061,085

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,776,602	$15,343,813

OTHER ASSETS
Cash and cash equivalents	93,453	124,788
Investments	-	-
Notes receivable	273,842	273,842
Acquisition costs	467,204	477,819
Other assets	34,235	1,771
	$15,645,336	$16,222,033

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	294,867	184,407
Capital contributions payable	128,167	128,167
Line of credit	-	-
	423,034	312,574

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of September 30, 2004	15,297,136	15,977,421
General Partner	(74,834)	(67,962)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,222,302	15,909,459
	$15,645,336	$16,222,033

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,107,067	$22,596,325

OTHER ASSETS
Cash and cash equivalents	276,817	487,978
Investments	-	-
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	147,047	147,047
	$23,186,606	$23,887,025

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	264,960	264,960
Capital contributions payable	682,058	695,771
Line of credit	-	-
	947,018	960,731

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of September 30, 2004	22,396,451	23,076,290
General Partner	(156,863)	(149,996)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,239,588	22,926,294
	$23,186,606	$23,887,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$27,315,764	$27,979,243

OTHER ASSETS
Cash and cash equivalents	174,934	319,905
Investments	-	-
Notes receivable	536,581	536,581
Acquisition costs	668,868	684,066
Other assets	448,301	448,301
	$29,144,448	$29,968,096

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	844,884	679,092
Capital contributions payable	748,878	902,467
Line of credit	-	-
	1,593,762	1,581,559

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of September 30, 2004	27,681,541	28,509,033
General Partner	(130,855)	(122,496)
Unrealized gain (loss) on securities
available for sale, net	-	-
	27,550,686	28,386,537
	$29,144,448	$29,968,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,446,644	$15,749,412

OTHER ASSETS
Cash and cash equivalents	186,328	194,499
Investments	-	-
Notes receivable	69,099	74,696
Acquisition costs	600,152	613,790
Other assets	133,132	133,131
	$16,435,355	$16,765,528

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	554,348	467,366
Capital contributions payable	202,285	202,285
Line of credit	-	-
	756,633	669,651

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of September 30, 2004	15,747,715	16,160,698
General Partner	(68,993)	(64,821)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,678,722	16,095,877
	$16,435,355	$16,765,528

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,762,221	$20,605,779

OTHER ASSETS
Cash and cash equivalents	238,597	248,852
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs	953,795	975,473
Other assets	11,473	11,473
	$20,969,633	$21,845,124

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,036,788	890,192
Capital contributions payable	85,968	85,968
Line of credit	-	-
	1,122,756	976,160

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of September 30, 2004	19,948,799	20,960,665
General Partner	(101,922)	(91,701)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,846,877	20,868,964
	$20,969,633	$21,845,124

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,156,932	$18,651,926

OTHER ASSETS
Cash and cash equivalents	626,586	568,900
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,702,952	2,764,380
Other assets	124,353	196,002
	$21,933,607	$22,503,992

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	394,362	300,478
Capital contributions payable	603,740	603,740
Line of credit	-	-
	998,102	904,218

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of September 30, 2004	21,008,175	21,665,801
General Partner	(72,670)	(66,027)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,935,505	21,599,774
	$21,933,607	$22,503,992

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,163,628	$11,525,838

OTHER ASSETS
Cash and cash equivalents	75,525	79,639
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	1,855,927	1,898,107
Other assets	338,277	338,277
	$13,756,141	$14,164,645

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	718,428	634,828
Capital contributions payable	657,998	657,998
Line of credit	-	-
	1,376,426	1,292,826

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of September 30, 2004	12,434,581	12,921,764
General Partner	(54,866)	(49,945)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,379,715	12,871,819
	$13,756,141	$14,164,645

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,952,776	$15,180,208

OTHER ASSETS
Cash and cash equivalents	381,958	168,094
Investments	-	-
Notes receivable	143,840	155,490
Acquisition costs	2,069,872	2,114,865
Other assets	98,158	277,840
	$17,646,604	$17,896,497

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	565,939	463,506
Capital contributions payable	155,363	155,363
Line of credit	-	-
	721,302	618,869

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of September 30, 2004	16,971,612	17,320,415
General Partner	(46,310)	(42,787)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,925,302	17,277,628
	$17,646,604	$17,896,497

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,299,490	$15,667,255

OTHER ASSETS
Cash and cash equivalents	190,947	139,965
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,349,576	2,397,527
Other assets	4,875	64,336
	$17,844,888	$18,269,083

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	497,871	414,973
Capital contributions payable	117,735	117,735
Line of credit	-	-
	615,606	532,708

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, September 30, 2004	17,275,274	17,777,296
General Partner	(45,992)	(40,921)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,229,282	17,736,375
	$17,844,888	$18,269,083

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,167,071	$13,521,338

OTHER ASSETS
Cash and cash equivalents	185,840	96,315
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,172,619	2,216,508
Other assets	184,158	294,028
	$15,709,688	$16,128,189

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	563,467	494,497
Capital contributions payable	-	-
Line of credit	-	-
	563,467	494,497

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of September 30, 2004	15,191,201	15,673,797
General Partner	(44,980)	(40,105)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,146,221	15,633,692
	$15,709,688	$16,128,189

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,835,366	$17,263,072

OTHER ASSETS
Cash and cash equivalents	16,328	40,313
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,641,341	2,692,163
Other assets	325,418	325,418
	$19,818,453	$20,320,966

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 36,733	$ 36,733
Accounts payable affiliates	851,573	750,951
Capital contributions payable	152,424	152,424
Line of credit	-	-
	1,040,730	940,108

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of September 30, 2004	18,814,888	19,411,992
General Partner	(37,165)	(31,134)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,777,723	19,380,858
	$19,818,453	$20,320,966

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,041,121	$18,522,070

OTHER ASSETS
Cash and cash equivalents	200,478	323,017
Investments	-	-
Notes receivable	57,500	50,000
Acquisition costs	2,887,213	2,941,043
Other assets	627,489	419,693
	$20,813,801	$22,255,823

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	808,947	683,357
Capital contributions payable	740,023	838,164
Line of credit	-	-
	1,548,970	1,521,521

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of September 30, 2004	19,322,743	20,777,519
General Partner	(57,912)	(43,217)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,264,831	20,734,302
	$20,813,801	$22,255,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,086,637	$17,580,082

OTHER ASSETS
Cash and cash equivalents	851,218	1,858,784
Investments	-	-
Notes receivable	1,360,305	1,065,305
Acquisition costs	2,909,873	2,948,991
Other assets	454,380	278,222
	$22,662,413	$23,731,384

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	635,039	516,481
Capital contributions payable	1,413,266	2,026,211
Line of credit	-	-
	2,048,305	2,542,692

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of September 30, 2004	20,644,198	21,213,036
General Partner	(30,090)	(24,344)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,614,108	21,188,692
	$22,662,413	$23,731,384

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,423,997	$ 24,108,220

OTHER ASSETS
Cash and cash equivalents	574,238	1,723,622
Investments	1,840,594	2,401,514
Notes receivable	1,540,445	1,317,945
Acquisition costs	3,783,625	3,812,241
Other assets	189,353	201,025
	$31,352,252	$33,564,567

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	546,963	395,891
Capital contributions payable	3,016,900	4,608,555
Line of credit	-	-
	3,563,863	5,004,446

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding, as of September 30, 2004	27,818,501	28,582,516
General Partner	(39,414)	(31,697)
Unrealized gain (loss) on securities
available for sale, net	9,302	9,302
	27,788,389	28,560,121
	$31,352,252	$33,564,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	September 30, 2004 (Unaudited)	March 31 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,554,346	$ 14,763,643

OTHER ASSETS
Cash and cash equivalents	1,284,269	1,867,420
Investments	5,043,856	3,964,717
Notes receivable	-	747,691
Acquisition costs	2,708,580	2,755,762
Other assets	624	1,250
	$23,591,675	$24,100,483

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	222,244	116,471
Capital contributions payable	1,700,804	2,077,152
Line of credit	-	-
	1,923,048	2,193,623

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding, as of September 30, 2004	21,676,719	21,912,570
General Partner	(16,960)	(14,578)
Unrealized gain (loss) on securities
Available for sale, net	8,868	8,868
	21,668,627	21,906,860
	$23,591,675	$24,100,483

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	September 30, 2004 (Unaudited)	March 31 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,259,409	$22,349,618

OTHER ASSETS
Cash and cash equivalents	5,322,295	5,967,616
Investments	9,488,353	10,634,756
Notes receivable	419,000	830,543
Acquisition costs	2,997,402	2,897,541
Other assets	539,963	1,014,271
	$41,026,422	$43,694,345

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	6,985,825	9,227,492
Line of credit	-	-
	6,985,825	9,227,492

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding, as of September 30, 2004	34,032,749	34,454,769
General Partner	(9,680)	(5,444)
Unrealized gain (loss) on securities
available for sale, net	17,528	17,528
	34,040,597	34,466,853
	$41,026,422	$43,694,345

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,147,579	$ 10,331,681

OTHER ASSETS
Cash and cash equivalents	9,002,831	15,846,289
Investments	3,502,683	3,437,720
Notes receivable		-
Acquisition costs	2,242,887	2,044,726
Other assets	1,860,332	10,692
	$33,756,312	$31,671,108

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	25,479	12,415
Capital contributions payable	8,148,941	5,999,770
Line of credit	-	-
	8,174,420	6,012,185

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding, as of September 30, 2004	25,586,365	25,662,622
General Partner	(2,837)	(2,063)
Unrealized gain (loss) on securities
available for sale, net	(1,636)	(1,636)
	25,581,892	25,658,923
	$33,756,312	$31,671,108

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 139,971	$ 225,115
Other income	187,876	3,120
	327,847	228,235

Share of loss from Operating Partnerships (Note D)	(6,026,011)	(5,511,450)

Expenses
Professional fees	446,987	431,965
Fund management fee (Note C)	1,584,226	1,437,195
Organization costs	-	78,231
Amortization	377,112	239,349
General and administrative expenses	344,391	240,572
	2,752,716	2,427,312

NET INCOME (LOSS)	$(8,450,880)	$(7,710,527)

Net income (loss) allocated to limited partners	$(8,366,372)	$(7,633,420)

Net income (loss) allocated to general partner	$ (84,508)	$ (77,107)

Net income (loss) per BAC	$ (3.00)	$ (2.44)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2004	2003

Income
Interest income	$ 2,466	$ 280
Other income	7,423	2,336
	9,889	2,616

Share of loss from Operating Partnerships(Note D)	(340,320)	(179,944)

Expenses
Professional fees	23,772	20,765
Fund management fee (Note C)	91,561	88,256
Organization costs	-	-
Amortization	893	893
General and administrative expenses	6,199	8,646
	122,425	118,560

NET INCOME (LOSS)	$ (452,856)	$ (295,888)

Net income (loss) allocated to limited partners	$ (448,327)	$ (292,929)

Net income (loss) allocated to general partner	$ (4,529)	$ (2,959)

Net income (loss) per BAC	$ (.12)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2004	2003

Income
Interest income	$ 114	$ 188
Other income	-	-
	114	188

Share of loss from Operating Partnerships(Note D)	(110,312)	(49,863)

Expenses
Professional fees	12,395	20,862
Fund management fee (Note C)	56,460	55,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	5,738	4,863
	75,081	81,673

NET INCOME (LOSS)	$ (185,279)	$ (131,348)

Net income (loss) allocated to limited partners	$ (183,426)	$ (130,035)

Net income (loss) allocated to general partner	$ (1,853)	$ (1,313)

Net income (loss) per BAC	$ (.10)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2004	2003

Income
Interest income	$ 264	$ 356
Other income	2,913	-
	3,177	356

Share of loss from Operating Partnerships(Note D)	(335,887)	(191,695)

Expenses
Professional fees	18,439	19,125
Fund management fee (Note C)	60,648	61,898
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	5,924	6,354
	86,546	88,912

NET INCOME (LOSS)	$ (419,256)	$ (280,251)

Net income (loss) allocated to limited partners	$ (415,063)	$ (277,448)

Net income (loss) allocated to general partner	$ (4,193)	$ (2,803)

Net income (loss) per BAC	$ (.16)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2004	2003

Income
Interest income	$ 133	$ 173
Other income	-	-
	133	173

Share of loss from Operating Partnerships(Note D)	(338,100)	(264,720)

Expenses
Professional fees	18,526	19,419
Fund management fee (Note C)	60,066	60,066
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	6,104	7,846
	86,979	89,614

NET INCOME (LOSS)	$ (424,946)	$ (354,161)

Net income (loss) allocated to limited partners	$ (420,697)	$ (350,619)

Net income (loss) allocated to general partner	$ (4,249)	$ (3,542)

Net income (loss) per BAC	$ (.13)	$ (.11)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2004	2003

Income
Interest income	$ 213	$ 247
Other income	-	-
	213	247

Share of loss from Operating Partnerships(Note D)	(140,181)	(51,596)

Expenses
Professional fees	18,220	19,102
Fund management fee (Note C)	51,131	48,180
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	5,785	5,243
	77,687	75,076

NET INCOME (LOSS)	$ (217,655)	$ (126,425)

Net income (loss) allocated to limited partners	$ (215,478)	$ (125,161)

Net income (loss) allocated to general partner	$ (2,177)	$ (1,264)

Net income (loss) per BAC	$ (.10)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2004	2003

Income
Interest income	$ 456	$ 510
Other income	-	-
	456	510

Share of loss from Operating Partnerships(Note D)	(134,986)	(228,444)

Expenses
Professional fees	20,833	21,931
Fund management fee (Note C)	66,444	64,977
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	6,404	7,283
	97,486	97,996

NET INCOME (LOSS)	$ (232,016)	$ (325,930)

Net income (loss) allocated to limited partners	$ (229,696)	$ (322,671)

Net income (loss) allocated to general partner	$ (2,320)	$ (3,259)

Net income (loss) per BAC	$ (.08)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2004	2003

Income
Interest income	$ 354	$ 414
Other income	-	-
	354	414

Share of loss from Operating Partnerships(Note D)	(157,995)	(432,978)

Expenses
Professional fees	28,689	31,651
Fund management fee (Note C)	96,832	76,388
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	6,627	8,996
	136,374	121,261

NET INCOME (LOSS)	$ (294,015)	$ (553,825)

Net income (loss) allocated to limited partners	$ (291,075)	$ (548,287)

Net income (loss) allocated to general partner	$ (2,940)	$ (5,538)

Net income (loss) per BAC	$ (.07)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2004	2003

Income
Interest income	$ 127	$ 388
Other income	108	-
	235	388

Share of loss from Operating Partnerships(Note D)	(164,619)	(195,693)

Expenses
Professional fees	14,890	15,328
Fund management fee (Note C)	63,104	73,801
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	6,214	5,848
	88,122	98,891

NET INCOME (LOSS)	$ (252,506)	$ (294,196)

Net income (loss) allocated to limited partners	$ (249,981)	$ (291,254)

Net income (loss) allocated to general partner	$ (2,525)	$ (2,942)

Net income (loss) per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2004	2003

Income
Interest income	$ 382	$ 243
Other income	-	784
	382	1,027

Share of loss from Operating Partnerships(Note D)	(290,953)	(273,862)

Expenses
Professional fees	21,245	23,225
Fund management fee (Note C)	81,521	80,529
Organization costs	-	-
Amortization	825	825
General and administrative expenses	6,501	9,636
	110,092	114,215

NET INCOME (LOSS)	$ (400,663)	$ (387,050)

Net income (loss) allocated to limited partners	$ (396,656)	$ (383,180)

Net income (loss) allocated to general partner	$ (4,007)	$ (3,870)

Net income (loss) per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2004	2003

Income
Interest income	$ 1,391	$ 1,248
Other income	2,992	-
	4,383	1,248

Share of loss from Operating Partnerships(Note D)	(221,823)	(357,955)

Expenses
Professional fees	18,915	20,032
Fund management fee (Note C)	66,842	77,095
Organization costs	-	-
Amortization	828	828
General and administrative expenses	7,826	9,692
	94,411	107,647

NET INCOME (LOSS)	$ (311,851)	$ (464,354)

Net income (loss) allocated to limited partners	$ (308,732)	$ (459,710)

Net income (loss) allocated to general partner	$ (3,119)	$ (4,644)

Net income (loss) per BAC	$ (.08)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)
-
Series 30

	2004	2003

Income
Interest income	$ 123	$ 105
Other income	-	-
	123	105

Share of loss from Operating Partnerships(Note D)	(254,876)	(274,835)

Expenses
Professional fees	20,371	18,347
Fund management fee (Note C)	37,607	41,036
Organization costs	-	-
Amortization	5,310	5,310
General and administrative expenses	6,221	5,844
	69,509	70,537

NET INCOME (LOSS)	$ (324,262)	$ (345,267)

Net income (loss) allocated to limited partners	$ (321,019)	$ (341,814)

Net income (loss) allocated to general partner	$ (3,243)	$ (3,453)

Net income (loss) per BAC	$ (.12)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2004	2003

Income
Interest income	$ 317	$ 301
Other income	-	-
	317	301

Share of loss from Operating Partnerships(Note D)	(209,908)	(484,230)

Expenses
Professional fees	18,956	19,364
Fund management fee (Note C)	73,860	90,360
Organization costs	-	-
Amortization	-	-
General and administrative expenses	6,534	8,346
	99,350	118,070

NET INCOME (LOSS)	$ (308,941)	$ (601,999)

Net income (loss) allocated to limited partners	$ (305,852)	$ (595,979)

Net income (loss) allocated to general partner	$ (3,089)	$ (6,020)

Net income (loss) per BAC	$ (.07)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2004	2003

Income
Interest income	$ 5,467	$ 269
Other income	-	-
	5,467	269

Share of loss from Operating Partnerships(Note D)	(309,533)	(361,934)

Expenses
Professional fees	20,398	22,501
Fund management fee (Note C)	60,396	70,926
Organization costs	-	-
Amortization	9,181	9,181
General and administrative expenses	7,462	10,449
	97,437	113,057

NET INCOME (LOSS)	$ (401,503)	$ (474,722)

Net income (loss) allocated to limited partners	$ (397,488)	$ (469,975)

Net income (loss) allocated to general partner	$ (4,015)	$ (4,747)

Net income (loss) per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2004	2003

Income
Interest income	$ 187	$ 224
Other income	-	-
	187	224

Share of loss from Operating Partnerships(Note D)	(113,927)	(149,034)

Expenses
Professional fees	8,718	11,014
Fund management fee (Note C)	43,022	43,491
Organization costs	-	-
Amortization	6,819	6,819
General and administrative expenses	7,047	6,919
	65,606	68,243

NET INCOME (LOSS)	$ (179,346)	$ (217,053)

Net income (loss) allocated to limited partners	$ (177,553)	$ (214,882)

Net income (loss) allocated to general Partner	$ (1,793)	$ (2,171)

Net income (loss) per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2004	2003

Income
Interest income	$ 251	$ 275
Other income	-	-
	251	275

Share of loss from Operating Partnerships(Note D)	(438,902)	(351,938)

Expenses
Professional fees	14,420	14,607
Fund management fee (Note C)	68,860	73,299
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	7,237	8,462
	101,501	107,352

NET INCOME (LOSS)	$ (540,152)	$ (459,015)

Net income (loss) allocated to limited partners	$ (534,750)	$ (454,425)

Net income (loss) allocated to general partner	$ (5,402)	$ (4,590)

Net income (loss) per BAC	$ (.15)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2004	2003

Income
Interest income	$ 568	$ 796
Other income	-	-
	568	796

Share of loss from Operating Partnerships(Note D)	(331,668)	(195,153)

Expenses
Professional fees	6,221	6,513
Fund management fee (Note C)	52,090	57,090
Organization costs	-	-
Amortization	32,309	32,309
General and administrative expenses	7,210	8,216
	97,830	104,128

NET INCOME (LOSS)	$ (428,930)	$ (298,485)

Net income (loss) allocated to limited partners	$ (424,641)	$ (295,500)

Net income (loss) allocated to general partner	$ (4,289)	$ (2,985)

Net income (loss) per BAC	$ (.13)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2004	2003

Income
Interest income	$ 80	$ 91
Other income	-	-
	80	91

Share of loss from Operating Partnerships(Note D)	(189,537)	(142,617)

Expenses
Professional fees	9,047	9,715
Fund management fee (Note C)	37,806	35,157
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	6,942	5,780
	75,911	72,768

NET INCOME (LOSS)	$ (265,368)	$ (215,294)

Net income (loss) allocated to limited partners	$ (262,714)	$ (213,141)

Net income (loss) allocated to general partner	$ (2,654)	$ (2,153)

Net income (loss) per BAC	$ (.13)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2004	2003

Income
Interest income	$ 369	$ 288
Other income	-	-
	369	288

Share of loss from Operating Partnerships(Note D)	(80,821)	(142,740)

Expenses
Professional fees	8,481	9,031
Fund management fee (Note C)	43,198	28,220
Organization costs	-	-
Amortization	22,496	23,706
General and administrative expenses	7,421	6,476
	81,596	67,433

NET INCOME (LOSS)	$ (162,048)	$ (209,885)

Net income (loss) allocated to limited partners	$ (160,428)	$ (207,786)

Net income (loss) allocated to general partner	$ (1,620)	$ (2,099)

Net income (loss) per BAC	$ (.06)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2004	2003

Income
Interest income	$ 195	$ 157
Other income	-	-
	195	157

Share of loss from Operating Partnerships(Note D)	(150,091)	(123,634)

Expenses
Professional fees	10,472	11,852
Fund management fee (Note C)	41,100	36,900
Organization costs	-	-
Amortization	24,728	23,222
General and administrative expenses	4,302	6,206
	80,602	78,180

NET INCOME (LOSS)	$ (230,498)	$ (201,657)

Net income (loss) allocated to limited partners	$ (228,193)	$ (199,640)

Net income (loss) allocated to general partner	$ (2,305)	$ (2,017)

Net income (loss) per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2004	2003

Income
Interest income	$ 192	$ 103
Other income	-	-
	192	103

Share of loss from Operating Partnerships(Note D)	(131,268)	(183,330)

Expenses
Professional fees	12,531	13,587
Fund management fee (Note C)	34,200	22,931
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	4,212	5,746
	73,524	64,845

NET INCOME (LOSS)	$ (204,600)	$ (248,072)

Net income (loss) allocated to limited partners	$ (202,554)	$ (245,591)

Net income (loss) allocated to general partner	$ (2,046)	$ (2,481)

Net income (loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2004	2003

Income
Interest income	$ 27	$ 93
Other income	-	-
	27	93

Share of loss from Operating Partnerships(Note D)	(168,428)	(185,602)

Expenses
Professional fees	16,074	16,541
Fund management fee (Note C)	46,268	45,570
Organization costs	-	-
Amortization	28,433	28,429
General and administrative expenses	4,564	6,342
	95,339	96,882

NET INCOME (LOSS)	$ (263,740)	$ (282,391)

Net income (loss) allocated to limited partners	$ (261,103)	$ (279,567)

Net income (loss) allocated to general partner	$ (2,637)	$ (2,824)

Net income (loss) per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2004	2003

Income
Interest income	$ 556	$ 32,491
Other income	-	-
	556	32,491

Share of loss from Operating Partnerships(Note D)	(540,334)	(382,693)

Expenses
Professional fees	15,792	17,086
Fund management fee (Note C)	68,038	69,355
Organization costs	-	-
Amortization	33,468	33,344
General and administrative expenses	4,746	7,275
	122,044	127,060

NET INCOME (LOSS)	$ (661,822)	$ (477,262)

Net income (loss) allocated to limited partners	$ (655,204)	$ (472,489)

Net income (loss) allocated to general partner	$ (6,618)	$ (4,773)

Net income (loss) per BAC	$ (.23)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2004	2003

Income
Interest income	$ 2,685	$ 37,290
Other income	-	-
	2,685	37,290

Share of loss from Operating Partnerships(Note D)	(251,466)	(199,705)

Expenses
Professional fees	15,735	17,161
Fund management fee (Note C)	55,575	36,045
Organization costs	-	-
Amortization	28,738	-
General and administrative expenses	4,803	15,774
	104,851	68,980

NET INCOME (LOSS)	$(353,632)	$(231,395)

Net income (loss) allocated to limited partners	$(350,096)	$(229,081)

Net income (loss) allocated to general partner	$ (3,536)	$ (2,314)

Net income (loss) per BAC	$ (.13)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2004	2003

Income
Interest income	$ 32,051	$ 88,019
Other income	-	-
	32,051	88,019

Share of loss from Operating Partnerships(Note D)	(389,209)	(107,255)

Expenses
Professional fees	20,742	21,868
Fund management fee (Note C)	68,592	38,578
Organization costs	-	-
Amortization	41,144	-
General and administrative expenses	22,712	26,996
	153,190	87,442

NET INCOME (LOSS)	$ (510,348)	$(106,678)

Net income (loss) allocated to limited partners	$ (505,245)	$(105,611)

Net income (loss) allocated to general partner	$ (5,103)	$ (1,067)

Net income (loss) per BAC	$ (0.14)	$ (0.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2004	2003

Income
Interest income	$ 1,200	$ 49,496
Other income	51,857	-
	53,057	49,496

Share of loss from Operating Partnerships(Note D)	(17,547)	-

Expenses
Professional fees	14,829	10,724
Fund management fee (Note C)	43,587	28,565
Organization costs	-	-
Amortization	25,411	-
General and administrative expenses	39,832	30,967
	123,659	70,256

NET INCOME (LOSS)	$ (88,149)	$(20,760)

Net income (loss) allocated to limited partners	$ (87,268)	$(20,552)

Net income (loss) allocated to general partner	$ (881)	$ (208)

Net income (loss) per BAC	$ (0.03)	$ (0.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2004	2003

Income
Interest income	$ 23,660	$ 11,070
Other income	122,583	-
	146,243	11,070

Share of loss from Operating Partnerships(Note D)	(219,674)	-

Expenses
Professional fees	25,219	614
Fund management fee (Note C)	65,103	33,022
Organization costs		78,231
Amortization	38,234	-
General and administrative expenses	96,423	6,367
	224,979	118,234

NET INCOME (LOSS)	$ (298,410)	$(107,164)

Net income (loss) allocated to limited partners	$ (295,426)	$(106,092)

Net income (loss) allocated to general partner	$ (2,984)	$ (1,072)

Net income (loss) per BAC	$ (0.07)	$ (0.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46*

2004

Income
Interest income	$ 66,143
Other income	-
66,143

Share of loss from Operating Partnerships(Note D)	6,354

Expenses
Professional fees	13,057
Fund management fee (Note C)	50,315
Organization costs	-
Amortization	3,812
General and administrative expenses	43,401
110,585

NET INCOME (LOSS)	$ (38,088)

Net income (loss) allocated to limited partners	$ (37,707)

Net income (loss) allocated to general partner	$ (381)

Net income (loss) per BAC	$ (0.01)

*Series 46 did not commence operations until after September 30, 2003, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 263,915	$ 324,971
Other income	309,660	7,878
	573,575	332,849

Share of loss from Operating Partnerships (Note D)	(12,437,469)	(11,513,531)

Expenses
Professional fees	609,249	595,090
Fund management fee (Note C)	2,975,358	2,743,559
Organization costs	-	78,231
Amortization	744,123	481,707
General and administrative expenses	547,412	342,155
	4,876,142	4,240,742

NET INCOME (LOSS)	$(16,740,036)	$(15,421,424)

Net income (loss) allocated to limited partners	$(16,572,634)	$(15,267,209)

Net income (loss) allocated to general partner	$ (167,402)	$ (154,215)

Net income (loss) per BAC	$ (5)	$ (4.92)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2004	2003

Income
Interest income	$ 4,474	$ 638
Other income	7,423	2,336
	11,897	2,974

Share of loss from Operating Partnerships(Note D)	(547,792)	(314,065)

Expenses
Professional fees	29,668	28,897
Fund management fee (Note C)	163,907	156,874
Organization costs	-	-
Amortization	1,786	1,786
General and administrative expenses	9,504	10,620
	204,865	198,177

NET INCOME (LOSS)	$ (740,760)	$ (509,268)

Net income (loss) allocated to limited partners	$ (733,352)	$ (504,175)

Net income (loss) allocated to general partner	$ (7,408)	$ (5,093)

Net income (loss) per BAC	$ (.19)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2004	2003

Income
Interest income	$ 249	$ 517
Other income	-	-
	249	517

Share of loss from Operating Partnerships(Note D)	(254,043)	(231,189)

Expenses
Professional fees	15,560	28,389
Fund management fee (Note C)	97,920	111,920
Organization costs	-	-
Amortization	977	977
General and administrative expenses	7,436	6,689
	121,893	147,975

NET INCOME (LOSS)	$ (375,687)	$ (378,647)

Net income (loss) allocated to limited partners	$ (371,930)	$ (374,861))

Net income (loss) allocated to general partner	$ (3,757)	$ (3,786)

Net income (loss) per BAC	$ (.20)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2004	2003

Income
Interest income	$ 554	$ 915
Other income	2,913	-
	3,467	915

Share of loss from Operating Partnerships(Note D)	(699,741)	(440,137)

Expenses
Professional fees	23,460	24,138
Fund management fee (Note C)	115,581	122,330
Organization costs	-	-
Amortization	3,070	3,070
General and administrative expenses	8,223	7,883
	150,334	157,421

NET INCOME (LOSS)	$ (846,608)	$ (596,643)

Net income (loss) allocated to limited partners	$ (838,142)	$ (590,677)

Net income (loss) allocated to general partner	$ (8,466)	$ (5,966)

Net income (loss) per BAC	$ (.33)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2004	2003

Income
Interest income	$ 270	$ 420
Other income	-	-
	270	420

Share of loss from Operating Partnerships(Note D)	(634,729)	(549,259)

Expenses
Professional fees	23,024	27,102
Fund management fee (Note C)	103,383	116,882
Organization costs	-	-
Amortization	4,565	4,565
General and administrative expenses	9,023	9,620
	139,995	158,169

NET INCOME (LOSS)	$ (774,454)	$ (707,008)

Net income (loss) allocated to limited partners	$ (766,709)	$ (699,938)

Net income (loss) allocated to general partner	$ (7,745)	$ (7,070)

Net income (loss) per BAC	$ (.23)	$ (.21)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2004	2003

Income
Interest income	$ 429	$ 621
Other income	-	-
	429	621

Share of loss from Operating Partnerships(Note D)	(354,345)	(204,177)

Expenses
Professional fees	22,794	24,406
Fund management fee (Note C)	94,392	75,734
Organization costs	-	-
Amortization	5,102	5,102
General and administrative expenses	7,710	6,440
	129,998	111,682

NET INCOME (LOSS)	$ (483,914)	$ (315,238)

Net income (loss) allocated to limited partners	$ (479,075)	$ (312,086)

Net income (loss) allocated to general partner	$ (4,839)	$ (3,152)

Net income (loss) per BAC	$ (.22)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2004	2003

Income
Interest income	$ 910	$ 1,155
Other income	-	-
	910	1,155

Share of loss from Operating Partnerships(Note D)	(352,632)	(513,850)

Expenses
Professional fees	26,770	28,096
Fund management fee (Note C)	94,996	114,255
Organization costs	-	-
Amortization	7,609	7,609
General and administrative expenses	8,923	9,774
	138,298	159,734

NET INCOME (LOSS)	$ (490,020)	$ (672,429)

Net income (loss) allocated to limited partners	$ (485,120)	$ (665,705)

Net income (loss) allocated to general partner	$ (4,900)	$ (6,724)

Net income (loss) per BAC	$ (.16)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2004	2003

Income
Interest income	$ 735	$ 1,100
Other income	-	-
	735	1,100

Share of loss from Operating Partnerships(Note D)	(480,012)	(872,952)

Expenses
Professional fees	36,718	44,419
Fund management fee (Note C)	186,473	174,962
Organization costs	-	-
Amortization	8,452	8,452
General and administrative expenses	9,909	11,271
	241,552	239,104

NET INCOME (LOSS)	$ (720,829)	$(1,110,956)

Net income (loss) allocated to limited partners	$ (713,621)	$(1,099,846)

Net income (loss) allocated to general partner	$ (7,208)	$ (11,110)

Net income (loss) per BAC	$ (.18)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2004	2003

Income
Interest income	$ 291	$ 750
Other income	108	-
	399	750

Share of loss from Operating Partnerships(Note D)	(333,056)	(390,804)

Expenses
Professional fees	18,474	19,683
Fund management fee (Note C)	139,526	143,779
Organization costs	-	-
Amortization	7,827	7,827
General and administrative expenses	8,093	7,110
	173,920	178,399

NET INCOME (LOSS)	$ (506,577)	$ (568,453)

Net income (loss) allocated to limited partners	$ (501,511)	$ (562,768)

Net income (loss) allocated to general partner	$ (5,066)	$ (5,685)

Net income (loss) per BAC	$ (.20)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2004	2003

Income
Interest income	$ 807	$ 743
Other income	-	5,542
	807	6,285

Share of loss from Operating Partnerships(Note D)	(629,573)	(582,900)

Expenses
Professional fees	26,923	33,442
Fund management fee (Note C)	108,911	140,851
Organization costs	-	-
Amortization	1,650	1,650
General and administrative expenses	9,658	13,046
	147,142	188,989

NET INCOME (LOSS)	$ (775,908)	$ (765,604)

Net income (loss) allocated to limited partners	$ (768,149)	$ (757,948)

Net income (loss) allocated to general partner	$ (7,759)	$ (7,656)

Net income (loss) per BAC	$ (.19)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2004	2003

Income
Interest income	$ 3,399	$ 4,106
Other income	2,992	-
	6,391	4,106

Share of loss from Operating Partnerships(Note D)	(546,991)	(719,275)

Expenses
Professional fees	23,584	26,972
Fund management fee (Note C)	136,285	147,991
Organization costs	-	-
Amortization	1,656	1,655
General and administrative expenses	12,755	12,463
	174,280	189,081

NET INCOME (LOSS)	$ (714,880)	$ (904,250)

Net income (loss) allocated to limited partners	$ (707,731)	$ (895,208)

Net income (loss) allocated to general partner	$ (7,149)	$ (9,042)

Net income (loss) per BAC	$ (.18)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2004	2003

Income
Interest income	$ 249	$ 282
Other income	-	-
	249	282

Share of loss from Operating Partnerships(Note D)	(555,259)	(619,654)

Expenses
Professional fees	34,495	22,210
Fund management fee (Note C)	78,897	89,948
Organization costs	-	-
Amortization	10,619	10,619
General and administrative expenses	8,136	7,115
	132,147	129,892

NET INCOME (LOSS)	$ (687,157)	$ (749,264)

Net income (loss) allocated to limited partners	$ (680,285)	$ (741,771)

Net income (loss) allocated to general partner	$ (6,872)	$ (7,493)

Net income (loss) per BAC	$ (.26)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2004	2003

Income
Interest income	$ 725	$ 653
Other income	-	-
	725	653

Share of loss from Operating Partnerships(Note D)	(487,866)	(1,025,340)

Expenses
Professional fees	23,730	24,346
Fund management fee (Note C)	166,268	185,839
Organization costs	-	-
Amortization	-	-
General and administrative expenses	9,567	10,311
	199,565	220,496

NET INCOME (LOSS)	$ (686,706)	$(1,245,183)

Net income (loss) allocated to limited partners	$ (679,839)	$(1,232,731)

Net income (loss) allocated to general partner	$ (6,867)	$ (12,452)

Net income (loss) per BAC	$ (.15)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2004	2003

Income
Interest income	$ 5,787	$ 682
Other income	-	-
	5,787	682

Share of loss from Operating Partnerships(Note D)	(660,313)	(725,623)

Expenses
Professional fees	25,067	29,442
Fund management fee (Note C)	127,009	129,087
Organization costs	-	-
Amortization	18,362	18,362
General and administrative expenses	10,887	12,724
	181,325	189,615

NET INCOME (LOSS)	$ (835,851)	$ (914,556)

Net income (loss) allocated to limited partners	$ (827,492)	$ (905,410)

Net income (loss) allocated to general partner	$ (8,359)	$ (9,146)

Net income (loss) per BAC	$ (.17)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2004	2003

Income
Interest income	$ 381	$ 513
Other income	-	-
	381	513

Share of loss from Operating Partnerships(Note D)	(302,768)	(297,270)

Expenses
Professional fees	11,559	15,201
Fund management fee (Note C)	80,424	86,982
Organization costs	-	-
Amortization	13,638	13,639
General and administrative expenses	9,147	8,210
	114,768	124,032

NET INCOME (LOSS)	$ (417,155)	$ (420,789)

Net income (loss) allocated to limited partners	$ (412,983)	$ (416,581)

Net income (loss) allocated to general Partner	$ (4,172)	$ (4,208)

Net income (loss) per BAC	$ (.16)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2004	2003

Income
Interest income	$ 501	$ 675
Other income	-	-
	501	675

Share of loss from Operating Partnerships(Note D)	(843,267)	(879,227)

Expenses
Professional fees	18,865	17,719
Fund management fee (Note C)	128,867	140,014
Organization costs	-	-
Amortization	21,969	21,969
General and administrative expenses	9,620	10,176
	179,321	189,878

NET INCOME (LOSS)	$ (1,022,087)	$(1,068,430)

Net income (loss) allocated to limited partners	$ (1,011,866)	$(1,057,746)

Net income (loss) allocated to general partner	$ (10,221)	$ (10,684)

Net income (loss) per BAC	$ (.29)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2004	2003

Income
Interest income	$ 1,090	$ 1,852
Other income	-	-
	1,090	1,852

Share of loss from Operating Partnerships(Note D)	(491,807)	(344,536)

Expenses
Professional fees	9,015	9,225
Fund management fee (Note C)	90,380	109,180
Organization costs	-	-
Amortization	64,617	64,618
General and administrative expenses	9,540	9,743
	173,552	192,766

NET INCOME (LOSS)	$ (664,269)	$ (535,450)

Net income (loss) allocated to limited partners	$ (657,626)	$ (530,095)

Net income (loss) allocated to general partner	$ (6,643)	$ (5,355)

Net income (loss) per BAC	$ (.20)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2004	2003

Income
Interest income	$ 164	$ 225
Other income	150	-
	314	225

Share of loss from Operating Partnerships(Note D)	(357,159)	(270,955)

Expenses
Professional fees	12,184	14,311
Fund management fee (Note C)	70,310	65,574
Organization costs	-	-
Amortization	44,231	44,231
General and administrative expenses	8,534	6,938
	135,259	131,054

NET INCOME (LOSS)	$ (492,104)	$ (401,784)

Net income (loss) allocated to limited partners	$ (487,183)	$ (397,766)

Net income (loss) allocated to general partner	$ (4,921)	$ (4,018)

Net income (loss) per BAC	$ (.23)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2004	2003

Income
Interest income	$ 549	$ 693
Other income	-	-
	549	693

Share of loss from Operating Partnerships(Note D)	(192,296)	(268,024)

Expenses
Professional fees	13,533	12,662
Fund management fee (Note C)	91,915	72,458
Organization costs	-	-
Amortization	46,202	47,412
General and administrative expenses	8,929	7,442
	160,579	139,974

NET INCOME (LOSS)	$ (352,326)	$ (407,305)

Net income (loss) allocated to limited partners	$ (348,803)	$ (403,232)

Net income (loss) allocated to general partner	$ (3,523)	$ (4,073)

Net income (loss) per BAC	$ (.14)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2004	2003

Income
Interest income	$ 338	$ 379
Other income	-	-
	338	379

Share of loss from Operating Partnerships(Note D)	(366,259)	(238,659)

Expenses
Professional fees	13,609	26,901
Fund management fee (Note C)	72,001	57,098
Organization costs	-	-
Amortization	49,456	49,456
General and administrative expenses	6,106	7,145
	141,172	140,600

NET INCOME (LOSS)	$ (507,093)	$ (378,880)

Net income (loss) allocated to limited partners	$ (502,022)	$ (375,091)

Net income (loss) allocated to general partner	$ (5,071)	$ (3,789)

Net income (loss) per BAC	$ (.20)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2004	2003

Income
Interest income	$ 337	$ 165
Other income	-	-
	337	165

Share of loss from Operating Partnerships(Note D)	(352,994)	(396,173)

Expenses
Professional fees	15,544	19,327
Fund management fee (Note C)	68,400	51,696
Organization costs	-	-
Amortization	45,162	45,162
General and administrative expenses	5,708	6,684
	134,814	122,869

NET INCOME (LOSS)	$ (487,471)	$ (518,877)

Net income (loss) allocated to limited partners	$ (482,596)	$ (513,688)

Net income (loss) allocated to general partner	$ (4,875)	$ (5,189)

Net income (loss) per BAC	$ (.21)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2004	2003

Income
Interest income	$ 61	$ 229
Other income	-	-
	61	229

Share of loss from Operating Partnerships(Note D)	(422,040)	(369,473)

Expenses
Professional fees	26,967	22,690
Fund management fee (Note C)	90,870	89,740
Organization costs	-	-
Amortization	56,864	56,858
General and administrative expenses	6,455	7,698
	181,156	176,986

NET INCOME (LOSS)	$ (603,135)	$ (546,230)

Net income (loss) allocated to limited partners	$ (597,104)	$ (540,768)

Net income (loss) allocated to general partner	$ (6,031)	$ (5,462)

Net income (loss) per BAC	$ (.23)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2004	2003

Income
Interest income	$ 886	$ 34,181
Other income	150	-
	1,036	34,181

Share of loss from Operating Partnerships(Note D)	(1,250,510)	(768,655)

Expenses
Professional fees	20,489	25,059
Fund management fee (Note C)	125,610	137,365
Organization costs	-	-
Amortization	66,929	66,688
General and administrative expenses	6,969	11,465
	219,997	240,577

NET INCOME (LOSS)	$ (1,469,471)	$ (975,051)

Net income (loss) allocated to limited partners	$ (1,454,776)	$ (965,300)

Net income (loss) allocated to general partner	$ (14,695)	$ (9,751)

Net income (loss) per BAC	$ (.50)	$ (.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2004	2003

Income
Interest income	$ 5,156	$ 68,014
Other income	-	-
	5,156	68,014

Share of loss from Operating Partnerships(Note D)	(393,792)	(374,225)

Expenses
Professional fees	20,259	23,520
Fund management fee (Note C)	100,468	70,902
Organization costs	-	-
Amortization	57,414	-
General and administrative expenses	7,807	29,487
	185,948	123,909

NET INCOME (LOSS)	$(574,584)	$(430,120)

Net income (loss) allocated to limited partners	$(568,838)	$(425,819)

Net income (loss) allocated to general partner	$ (5,746)	$ (4,301)

Net income (loss) per BAC	$ (.21)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2004	2003

Income
Interest income	$ 47,344	$ 117,159
Other income	-	-
	47,344	117,159

Share of loss from Operating Partnerships(Note D)	(528,471)	(117,109)

Expenses
Professional fees	29,493	30,341
Fund management fee (Note C)	139,868	73,765
Organization costs	-	-
Amortization	82,141	-
General and administrative expenses	39,103	51,553
	290,605	155,659

NET INCOME (LOSS)	$ (771,732)	$(155,609)

Net income (loss) allocated to limited partners	$ (764,015)	$(154,053)

Net income (loss) allocated to general partner	$ (7,717)	$ (1,556)

Net income (loss) per BAC	$ (0.21)	$ (0.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2004	2003

Income
Interest income	$ 36,644	$ 77,234
Other income	83,669	-
	120,313	77,234

Share of loss from Operating Partnerships(Note D)	(118,897)	-

Expenses
Professional fees	21,350	14,828
Fund management fee (Note C)	96,474	45,311
Organization costs	-	-
Amortization	50,802	-
General and administrative expenses	71,023	44,942
	239,649	105,081

NET INCOME (LOSS)	$(238,233)	$ (27,847)

Net income (loss) allocated to limited partners	$(235,851)	$ (27,569)

Net income (loss) allocated to general partner	$ (2,382)	$ (278)

Net income (loss) per BAC	$ (0.09)	$ (0.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2004	2003

Income
Interest income	$ 26,840	$ 11,070
Other income	212,255	-
	239,095	11,070

Share of loss from Operating Partnerships(Note D)	(270,314)	-

Expenses
Professional fees	42,495	614
Fund management fee (Note C)	126,016	33,022
Organization costs	-	78,231
Amortization	65,400	-
General and administrative expenses	158,487	6,367
	392,398	118,234

NET INCOME (LOSS)	$ (423,617)	$(107,164)

Net income (loss) allocated to limited partners	$ (419,381)	$(106,092)

Net income (loss) allocated to general partner	$ (4,236)	$ (1,072)

Net income (loss) per BAC	$ (0.10)	$ (0.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46*

2004

Income
Interest income	$ 124,745
Other income	-
124,745

Share of loss from Operating Partnerships(Note D)	(10,543)

Expenses
Professional fees	23,620
Fund management fee (Note C)	80,207
Organization costs	-
Amortization	7,623
General and administrative expenses	80,160
191,610

NET INCOME (LOSS)	$ (77,408)

Net income (loss) allocated to limited partners	$ (76,634)

Net income (loss) allocated to general partner	$ (774)

Net income (loss) per BAC	$ (0.03)

*Series 46 did not commence operations until after September 30, 2003, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2004	$ 492,272,914	$ (2,269,173)	$ 33,800	$ 490,037,541

Capital contributions	-	-	-	-

Selling commissions and registration costs	(2,262)	-	-	(2,262)

Net income (loss)	(16,572,634)	(167,402)	-	(16,740,036)

Partners' capital (deficit), September 30, 2004	$ 475,698,018	$ (2,436,575)	$ 33,800	$ 473,295,243

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2004	$ 8,383,420	$ (249,223)	$ -	$ 8,134,197

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(733,352)	(7,408)	-	(740,760)

Partners' capital (deficit), September 30, 2004	$ 7,650,068	$ (256,631)	$ -	$ 7,393,437

Series 21
Partners' capital (deficit) April 1, 2004	$ 1,292,262	$ (150,535)	$	$ 1,141,727

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(371,930)	(3,757)	-	(375,687)

Partners' capital (deficit), September 30, 2004	$ 920,332	$ (154,292)	$ -	$ 766,040

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2004	$ 6,843,606	$ (152,167)	$ -	$ 6,691,439

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(838,142)	(8,466)	-	(846,608)

Partners' capital (deficit), September 30, 2004	$ 6,005,464	$ (160,633)	$ -	$ 5,844,831

Series 23
Partners' capital (deficit) April 1, 2004	$ 13,604,682	$ (150,302)	$ -	$ 13,454,380

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(766,709)	(7,745)	-	(774,454)

Partners' capital (deficit), September 30, 2004	$ 12,837,973	$ (158,047)	$ -	$ 12,679,926

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2004	$ 7,694,103	$ (109,452)		$ 7,584,651

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(479,075)	(4,839)	-	(483,914)

Partners' capital (deficit), September 30, 2004	$ 7,215,028	$ (114,291)	$ -	$ 7,100,737

Series 25
Partners' capital (deficit) April 1, 2004	$ 13,515,062	$ (123,529)	$ -	$ 13,391,533

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(485,120)	(4,900)	-	(490,020)

Partners' capital (deficit), September 30, 2004	$ 13,029,942	$ (128,429)	$ -	$ 12,901,513

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2004	$ 21,372,359	$ (127,808)	$ -	$ 21,244,551

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(713,621)	(7,208)	-	(720,829)

Partners' capital (deficit), September 30, 2004	$ 20,658,738	$ (135,016)	$ -	$ 20,523,722

Series 27
Partners' capital (deficit) April 1, 2004	$ 13,227,852	$ (74,918)	$ -	$ 13,152,934

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(501,511)	(5,066)	-	(506,577)

Partners' capital (deficit), September 30, 2004	$ 12,726,341	$ (79,984)	$ -	$ 12,646,357

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2004	$ 24,921,003	$ (95,493)	$ -	$ 24,825,510

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(768,149)	(7,759)	-	(775,908)

Partners' capital (deficit), September 30, 2004	$ 24,152,854	$ (103,252)	$ -	$ 24,049,602

Series 29
Partners' capital (deficit) April 1, 2004	$ 19,360,361	$ (146,508)	$ (262)	$ 19,213,591

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(707,731)	(7,149)	-	(714,880)

Partners' capital (deficit), September 30, 2004	$ 18,652,630	$ (153,657)	$ (262)	$ 18,498,711

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2004	$ 15,977,421	$ (67,962)	$ -	$ 15,909,459

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(680,285)	(6,872)	-	(687,157)

Partners' capital (deficit), September 30, 2004	$ 15,297,136	$ (74,834)	$ -	$ 15,222,302

Series 31
Partners' capital (deficit) April 1, 2004	$ 23,076,290	$ (149,996)	$ -	$ 22,926,294

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(679,839)	(6,867)	-	(686,706)

Partners' capital (deficit), September 30, 2004	$ 22,396,451	$ (156,863)	$ -	$ 22,239,588

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2004	$ 28,509,033	$ (122,496)	$ -	$ 28,386,537

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(827,492)	(8,359)	-	(835,851)

Partners' capital (deficit), September 30, 2004	$ 27,681,541	$ (130,855)	$ -	$ 27,550,686

Series 33
Partners' capital (deficit) April 1, 2004	$ 16,160,698	$ (64,821)	$ -	$ 16,095,877

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(412,983)	(4,172)	-	(417,155)

Partners' capital (deficit), September 30, 2004	$ 15,747,715	$ (68,993)	$ -	$ 15,678,722

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2004	$ 20,960,665	$ (91,701)	$ -	$ 20,868,964

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,011,866)	(10,221)	-	(1,022,087)

Partners' capital (deficit), September 30, 2004	$ 19,948,799	$ (101,922)	$ -	$ 19,846,877

Series 35
Partners' capital (deficit) April 1, 2004	$ 21,665,801	$ (66,027)	$ -	$ 21,599,774

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(657,626)	(6,643)	-	(664,269)

Partners' capital (deficit), September 30, 2004	$ 21,008,175	$ (72,670)	$ -	$ 20,935,505

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2004	$ 12,921,764	$ (49,945)	$ -	$ 12,871,819

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(487,183)	(4,921)	-	(492,104)

Partners' capital (deficit), September 30, 2004	$ 12,434,581	$ (54,866)	$ -	$ 12,379,715

Series 37
Partners' capital (deficit) April 1, 2004	$ 17,320,415	$ (42,787)	$ -	$ 17,277,628

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(348,803)	(3,523)	-	(352,326)

Partners' capital (deficit), September 30, 2004	$ 16,971,612	$ (46,310)	$ -	$ 16,925,302

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2004	$ 17,777,296	$ (40,921)	$ -	$ 17,736,375

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(502,022)	(5,071)	-	(507,093)

Partners' capital (deficit), September 30, 2004	$ 17,275,274	$ (45,992)	$ -	$ 17,229,282

Series 39
Partners' capital (deficit) April 1, 2004	$ 15,673,797	$ (40,105)	$ -	$ 15,633,692

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(482,596)	(4,875)	-	(487,471)

Partners' capital (deficit), September 30, 2004	$ 15,191,201	$ (44,980)	$ -	$ 15,146,221

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2004	$ 19,411,992	$ (31,134)	$ -	$ 19,380,858

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(597,104)	(6,031)	-	(603,135)

Partners' capital (deficit), September 30, 2004	$ 18,814,888	$ (37,165)	$ -	$ 18,777,723

Series 41
Partners' capital (deficit) April 1, 2004	$ 20,777,519	$ (43,217)	$ -	$ 20,734,302

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,454,776)	(14,695)	-	(1,469,471)

Partners' capital (deficit), September 30, 2004	$ 19,322,743	$ (57,912)	$ -	$ 19,264,831

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2004	$ 21,213,036	$ (24,344)	$ -	$ 21,188,692

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(568,838)	(5,746)	-	(574,584)

Partners' capital (deficit), September 30, 2004	$ 20,644,198	$ (30,090)	$ -	$ 20,614,108

Series 43
Partners' capital (deficit) April 1, 2004	$ 28,582,516	$ (31,697)	$ 9,302	$ 28,560,121

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(764,015)	(7,717)	-	(771,732)

Partners' capital (deficit), September 30, 2004	$ 27,818,501	$ (39,414)	$ 9,302	$ 27,788,389

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2004	$ 21,912,570	$ (14,578)	$ 8,868	$ 21,906,860

Capital contributions	-	-	-	-

Selling commissions and registration costs		-	-

Net income (loss)	(235,851)	(2,382)	-	(238,233)

Partners' capital (deficit), September 30, 2004	$ 21,676,719	$ (16,960)	$ 8,868	$ 21,668,627

Series 45
Partners' capital (deficit) April 1, 2004	$ 34,454,769	$ (5,444)	$ 17,528	$ 34,466,853

Capital contributions		-	-	-

Selling commissions and registration costs	(2,639)	-	-	(2,639)

Net income (loss)	(419,381)	(4,236)	-	(423,617)

Partners' capital (deficit), September 30, 2004	$ 34,032,749	$ (9,680)	$ 17,528	$ 34,040,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 46
Partners' capital (deficit) April 1, 2004	$ 25,662,622	$ (2,063)	$ (1,636)	$ 25,658,923

Capital contributions	-	-	-	-

Selling commissions and registration costs	377	-	-	377

Net income (loss)	(76,634)	(774)	-	(77,408)

Partners' capital (deficit), September 30, 2004	$ 25,586,365	$ (2,837)	$ (1,636)	$ 25,581,892

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(16,740,036)	$(15,421,424)
Adjustments
Amortization	744,123	481,707
Distributions from Operating Partnerships	3,906,502	71,242
Share of Loss from Operating Partnerships	12,437,469	11,513,531
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(28,003)	(762,838)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(1,363,872)	(10,223,144)
(Decrease) Increase in accounts payable affiliates	1,454,159	2,859,546
Line of credit	-	-

Net cash (used in) provided by operating activities	410,342	(11,481,380)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(420,792)	(3,798,124)
Capital contributions paid to Operating Partnerships	(9,842,043)	(25,409,292)
Advances to Operating Partnerships	651,480	1,557,390
Investments	549,477	(5,431,315)

Net cash (used in) provided by investing activities	(9,061,878)	(33,081,341)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,262)	(6,096,030)
Capital contributions received	-	54,372,430

Net cash (used in) provided by financing activities	(2,262)	48,276,400

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,653,798)	3,713,679

Cash and cash equivalents, beginning	33,051,934	25,882,259

Cash and cash equivalents, ending	$ 24,398,136	$ 29,595,938

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 6,269,200	$ 19,430,805

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 20

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (740,760)	$ (509,268)
Adjustments
Amortization	1,786	1,786
Distributions from Operating Partnerships	3,375,375	9,697
Share of Loss from Operating Partnerships	547,792	314,065
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses		(9,900)
Decrease (Increase) in accounts receivable	(21,032)	(9,983)
(Decrease) Increase in accounts payable affiliates	(934,302)	187,320
Line of credit	-	-

Net cash (used in) provided by operating activities	2,228,859	(16,283)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 20

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,228,859	(16,283)

Cash and cash equivalents, beginning	252,117	244,384

Cash and cash equivalents, ending	$ 2,480,976	$ 228,101

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 21

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (375,687)	$ (378,647)
Adjustments
Amortization	977	977
Distributions from Operating Partnerships	-	436
Share of Loss from Operating Partnerships	254,043	231,189
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	87,921	112,919
Line of credit	-	-
Net cash (used in) provided by operating activities	(32,746)	(33,126)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 21

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,746)	(33,126)

Cash and cash equivalents, beginning	142,893	211,020

Cash and cash equivalents, ending	$ 110,147	$ 177,944

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 22

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (846,608)	$ (596,643)
Adjustments
Amortization	3,070	3,070
Distributions from Operating Partnerships	1,900	1,660
Share of Loss from Operating Partnerships	699,741	440,137
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	575
(Decrease) Increase in accounts payable affiliates	82,296	127,295
Line of credit	-	-

Net cash (used in) provided by operating activities	(59,601)	(23,906)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,499)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	(1,499)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 22

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,101)	(25,405)

Cash and cash equivalents, beginning	320,139	354,902

Cash and cash equivalents, ending	$ 259,038	$ 329,497

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 23

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (774,454)	$ (707,008)
Adjustments
Amortization	4,565	4,565
Distributions from Operating Partnerships	1,900	-
Share of Loss from Operating Partnerships	634,729	549,259
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	120,133	120,132
Line of credit	-	-

Net cash (used in) provided by operating activities	(13,127)	(33,052)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 23

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,127)	(33,052)

Cash and cash equivalents, beginning	140,695	167,196

Cash and cash equivalents, ending	$ 127,568	$ 134,144

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 24

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (483,914)	$ (315,238)
Adjustments
Amortization	5,102	5,102
Distributions from Operating Partnerships	2,528	-
Share of Loss from Operating Partnerships	354,345	204,177
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(21,650)
Decrease (Increase) in accounts receivable	-	(4,398)
(Decrease) Increase in accounts payable affiliates	112,920	110,862
Line of credit	-	-
Net cash (used in) provided by operating activities	(9,019)	(21,145)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 24

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	(1,635)

Net cash (used in) provided by financing activities	-	(1,635)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,019)	(22,780)

Cash and cash equivalents, beginning	221,188	233,010

Cash and cash equivalents, ending	$ 212,169	$ 210,230

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 25

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (490,020)	$ (672,429)
Adjustments
Amortization	7,609	7,609
Distributions from Operating Partnerships	15	7,273
Share of Loss from Operating Partnerships	352,632	513,850
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(29,899)
Decrease (Increase) in accounts receivable		829
(Decrease) Increase in accounts payable affiliates	136,338	136,339
Line of credit	-	-

Net cash (used in) provided by operating activities	6,574	(36,428)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 25

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,574	(36,428)

Cash and cash equivalents, beginning	443,860	489,697

Cash and cash equivalents, ending	$ 450,434	$ 453,269

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,

(Unaudited)

Series 26

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (720,829)	$ (1,110,956)
Adjustments
Amortization	8,452	8,452
Distributions from Operating Partnerships	17,890	8,320
Share of Loss from Operating Partnerships	480,012	872,952
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(100,595)
Decrease (Increase) in accounts receivable	-	(44,647)
(Decrease) Increase in accounts payable affiliates	115,963	218,791
Line of credit	-	-

Net cash (used in) provided by operating activities	(98,512)	(147,683)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	(41,895)

Net cash (used in) provided by investing activities	-	(41,895)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 26

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,512)	(189,578)

Cash and cash equivalents, beginning	447,941	516,145

Cash and cash equivalents, ending	$ 349,429	$ 326,567

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 27

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (506,577)	$ (568,453)
Adjustments
Amortization	7,827	7,827
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	333,056	390,804
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	57,601	157,604
Line of credit	-	-

Net cash (used in) provided by Operating activities	(108,093)	(12,218)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 27

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,093)	(12,218)

Cash and cash equivalents, beginning	234,047	339,714

Cash and cash equivalents, ending	$ 125,954	$ 327,496

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 28

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (775,908)	$ (765,604)
Adjustments
Amortization	1,650	1,650
Distributions from Operating Partnerships	40,431	24,259
Share of Loss from Operating Partnerships	629,573	582,900
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(28,003)	-
Decrease (Increase) in accounts receivable	-	350,775
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(132,257)	193,980

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(107,815)
Advances to Operating Partnerships	-	-
Investments	-	150,337

Net cash (used in) provided by investing activities	-	42,522

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 28

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(132,257)	236,502

Cash and cash equivalents, beginning	464,935	304,688

Cash and cash equivalents, ending	$ 332,678	$ 541,190

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,

(Unaudited)

Series 29

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (714,880)	$ (904,250)
Adjustments
Amortization	1,656	1,655
Distributions from Operating Partnerships	-	4,416
Share of Loss from Operating Partnerships	546,991	719,275
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(33)	149,895
(Decrease) Increase in accounts payable affiliates	118,990	168,991
Line of credit	-	-

Net cash (used in) provided by operating activities	(47,276)	139,982

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(218,187)
Advances to Operating Partnerships	-	(116,583)
Investments	(13,745)	-

Net cash (used in) provided by investing activities	(13,745)	(334,770)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 29

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,021)	(194,788)

Cash and cash equivalents, beginning	328,122	468,844

Cash and cash equivalents, ending	$ 267,101	$ 274,056

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 30

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (687,157)	$ (749,264)
Adjustments
Amortization	10,619	10,619
Distributions from Operating Partnerships	11,948	3,355
Share of Loss from Operating Partnerships	555,259	619,654
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(32,464)	-
(Decrease) Increase in accounts payable affiliates	110,460	73,638
Line of credit	-	-

Net cash (used in) provided by operating activities	(31,335)	(41,998)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 30

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,335)	(41,998)

Cash and cash equivalents, beginning	124,788	121,470

Cash and cash equivalents, ending	$ 93,453	$ 79,472

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 31

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(686,706)	$(1,245,183)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	1,392	475
Share of Loss from Operating Partnerships	487,866	1,025,340
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	50,793
(Decrease) Increase in accounts payable affiliates	-	99,360
Line of credit	-	-

Net cash (used in) provided by operating activities	(197,448)	(69,215)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(13,713)	(10,000)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(13,713)	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 31

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(211,161)	(79,215)

Cash and cash equivalents, beginning	487,978	294,050

Cash and cash equivalents, ending	$ 276,817	$ 214,835

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 32

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (835,851)	$ (914,556)
Adjustments
Amortization	18,362	18,362
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	660,313	725,623
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(36,530)
(Decrease) Increase in accounts payable affiliates	165,793	166,452
Line of credit	-	-

Net cash (used in) provided by operating activities	8,617	(40,649)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(153,589)	(42,167)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(153,589)	(42,167)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 32

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(144,972)	(82,816)

Cash and cash equivalents, beginning	319,906	303,823

Cash and cash equivalents, ending	$ 174,934	$ 221,007

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 33

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (417,155)	$ (420,789)
Adjustments
Amortization	13,638	13,639
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	302,768	297,270
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	28,913
(Decrease) Increase in accounts payable affiliates	86,982	86,983
Line of credit	-	-

Net cash (used in) provided by operating activities	(13,767)	6,016

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	5,596	-
Investments	-	-

Net cash (used in) provided by investing activities	5,596	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 33

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,171)	6,016

Cash and cash equivalents, beginning	194,499	179,335

Cash and cash equivalents, ending	$ 186,328	$ 185,351

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 34

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (1,022,087)	$ (1,068,430)
Adjustments
Amortization	21,969	21,969
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	843,267	879,227
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	146,596	146,597
Line of credit	-	-

Net cash (used in) provided by operating activities	(10,255)	(20,637)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(10,000)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 34

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,255)	(30,637)

Cash and cash equivalents, beginning	248,852	286,227

Cash and cash equivalents, ending	$ 238,597	$ 255,590

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 35

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (664,269)	$ (535,450)
Adjustments
Amortization	64,617	64,618
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	491,807	344,536
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	71,652	-
(Decrease) Increase in accounts payable affiliates	93,879	114,180
Line of credit	-	-

Net cash (used in) provided by operating activities	57,686	(12,116)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 35

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,686	(12,116)

Cash and cash equivalents, beginning	568,900	581,040

Cash and cash equivalents, ending	$ 626,586	$ 568,924

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 36

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (492,104)	$ (401,784)
Adjustments
Amortization	44,231	44,231
Distributions from Operating Partnerships	3,000	998
Share of Loss from Operating Partnerships	357,159	270,955
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	83,600	84,624
Line of credit	-	-

Net cash (used in) provided by operating activities	(4,114)	(976)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(22,431)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(22,431)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 36

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,114)	(23,407)

Cash and cash equivalents, beginning	79,639	96,390

Cash and cash equivalents, ending	$ 75,525	$ 72,983

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 37

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (352,326)	$ (407,305)
Adjustments
Amortization	46,202	47,412
Distributions from Operating Partnerships	33,929	-
Share of Loss from Operating Partnerships	192,296	268,024
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	179,680	(58,205)
(Decrease) Increase in accounts payable affiliates	102,433	88,477
Line of credit	-	-

Net cash (used in) provided by operating activities	202,214	(61,597)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	73,998
Capital contributions paid to Operating Partnerships	-	(117,197)
Advances to Operating Partnerships	11,650	60,187
Investments	-	-

Net cash (used in) provided by investing activities	11,650	16,988

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 37

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	213,864	(44,609)

Cash and cash equivalents, beginning	168,094	305,836

Cash and cash equivalents, ending	$ 381,958	$ 261,227

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 38

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (507,093)	$ (378,880)
Adjustments
Amortization	49,456	49,456
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	366,259	238,659
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	59,461	-
(Decrease) Increase in accounts payable affiliates	82,899	85,378
Line of credit	-	-

Net cash (used in) provided by operating activities	50,982	(5,387)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(7,653)
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(7,653)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 38

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,982	(13,040)

Cash and cash equivalents, beginning	139,965	155,345

Cash and cash equivalents, ending	$ 190,947	$ 142,305

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 39

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (487,471)	$ (518,877)
Adjustments
Amortization	45,162	45,162
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	352,994	396,173
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	109,870	5,346
(Decrease) Increase in accounts payable affiliates	68,970	225,331
Line of credit	-	-

Net cash (used in) provided by operating activities	89,525	153,135

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired
Capital contributions paid to Operating Partnerships	-	(105,120)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(105,120)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 39

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,525	48,015

Cash and cash equivalents, beginning	96,315	49,200

Cash and cash equivalents, ending	$ 185,840	$ 97,215

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 40

	2004	2003
Cash flows from operating activities:

Net income (xloss)	$ (603,135)	$ (546,230)
Adjustments
Amortization	56,864	56,858
Distributions from Operating Partnerships	-	5,400
Share of Loss from Operating Partnerships	422,040	369,473
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	100,622	101,724
Line of credit	-	-

Net cash (used in) provided by operating activities	(23,609)	(12,775)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(376)	(5,513)
Capital contributions paid to Operating Partnerships		(7,204)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(376)	(12,717)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 40

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid		-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,985)	(25,492)

Cash and cash equivalents, beginning	40,313	97,331

Cash and cash equivalents, ending	$ 16,328	$ 71,839

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 41

	2004	2003

Cash flows from operating activities:

Net income (loss)	$ (1,469,471)	$ (975,051)
Adjustments
Amortization	66,929	66,688
Distributions from Operating Partnerships	375,619	4,499
Share of Loss from Operating Partnerships	1,250,510	768,655
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(700)
Decrease (Increase) in accounts receivable	(207,796)	905,947
(Decrease) Increase in accounts payable affiliates	125,592	138,263
Line of credit	-	-

Net cash (used in) provided by operating activities	141,383	908,301

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,903)	(4,671)
Capital contributions paid to Operating Partnerships	(252,519)	(1,638,867)
Advances to Operating Partnerships	(7,500)	372,883
Investments		16,040

Net cash (used in) provided by investing activities	(263,922)	(1,254,615)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 41

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(122,539)	(346,314)

Cash and cash equivalents, beginning	323,017	930,843

Cash and cash equivalents, ending	$ 200,478	$ 584,529

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 42

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (574,584)	$ (430,120)
Adjustments
Amortization	57,414	-
Distributions from Operating Partnerships	15,294	-
Share of Loss from Operating Partnerships	393,792	374,225
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	30
Decrease (Increase) in accounts receivable	(160,174)	358,321
(Decrease) Increase in accounts payable affiliates	118,558	75,734
Line of credit	-	-

Net cash (used in) provided by operating activities	(149,700)	378,190

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(16,776)	(26,183)
Capital contributions paid to Operating Partnerships	(546,090)	(3,083,148)
Advances to Operating Partnerships	(295,000)	328,636
Investments	-	1,646,896

Net cash (used in) provided by investing activities	(857,866)	(1,133,799)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 42

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,007,566)	(755,609)

Cash and cash equivalents, beginning	1,858,784	1,528,577

Cash and cash equivalents, ending	$ 851,218	$ 772,968

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 43

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (771,732)	$ (155,609)
Adjustments
Amortization	82,141	-
Distributions from Operating Partnerships	25,281	454
Share of Loss from Operating Partnerships	528,471	117,109
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(482)
Decrease (Increase) in accounts receivable	11,672	961,675
(Decrease) Increase in accounts payable affiliates	151,076	74,765
Line of credit	-	-

Net cash (used in) provided by operating activities	26,909	997,912

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(43,968)	(169,716)
Capital contributions paid to Operating Partnerships	(1,470,747)	(5,678,290)
Advances to Operating Partnerships	(222,500)	426,769
Investments	560,922	(3,169,536)

Net cash (used in) provided by investing activities	(1,176,293)	(8,590,773)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 43

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,149,384)	(7,592,861)

Cash and cash equivalents, beginning	1,723,622	11,183,205

Cash and cash equivalents, ending	$ 574,238	$ 3,590,344

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 6,073,736

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 44

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (238,233)	$ (27,847)
Adjustments
Amortization	50,802	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	118,897	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(694,269)
Decrease (Increase) in accounts receivable	625	(480,405)
(Decrease) Increase in accounts payable affiliates	105,775	(58,501)
Line of credit	-	-

Net cash (used in) provided by operating activities	37,866	(1,261,022)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,426)	(1,066,523)
Capital contributions paid to Operating Partnerships	(286,143)	(7,305,559)
Advances to Operating Partnerships	747,691	1,063,915
Investments	(1,079,139)	(3,958,469)

Net cash (used in) provided by investing activities	(621,017)	(11,266,636)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 44

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,320,737)
Capital contributions received	-	14,228,760

Net cash (used in) provided by financing activities	-	12,908,023

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(583,151)	380,365

Cash and cash equivalents, beginning	1,867,420	6,439,937

Cash and cash equivalents, ending	$ 1,284,269	$ 6,820,302

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 4,930,227

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 45

	2004
Cash flows from operating activities:

Net income (loss)	$ (423,617)	$ (117,553)
Adjustments
Amortization	65,400	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	270,314	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	94,627
Decrease (Increase) in accounts receivable	474,307	(12,402,045)
(Decrease) Increase in accounts payable affiliates	-	16,288
Line of credit	-	-

Net cash (used in) provided by operating activities	386,404	(12,408,683)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(154,183)	(2,599,516)
Capital contributions paid to Operating Partnerships	(2,432,849)	(7,010,625)
Advances to Operating Partnerships	411,543	(695,000)
Investments	1,146,403	-

Net cash (used in) provided by investing activities	(1,029,086)	(10,305,141)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 45

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,639)	(4,775,293)
Capital contributions received	-	40,143,670

Net cash (used in) provided by financing activities	(2,639)	35,368,377

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(645,321)	12,654,553

Cash and cash equivalents, beginning	5,967,616	-

Cash and cash equivalents, ending	$ 5,322,295	$ 12,654,553

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,658,694	$ 8,426,842

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 46* 2004
Cash flows from operating activities:

Net income (loss)	$ (77,408)
Adjustments
Amortization	7,623
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	10,543
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses
Decrease (Increase) in accounts receivable	(1,849,640)
(Decrease) Increase in accounts payable affiliates	13,064
Line of credit	-

Net cash (used in) provided by operating activities	(1,895,818)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(198,160)
Capital contributions paid to Operating Partnerships	(4,684,893)
Advances to Operating Partnerships
Investments	(64,964)
-
Net cash (used in) provided by investing activities	(4,948,017)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 46* 2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	377
Capital contributions received	-

Net cash (used in) provided by financing activities	377

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,843,458)

Cash and cash equivalents, beginning	15,846,289

Cash and cash equivalents, ending	$ 9,002,831

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 4,610,506

*Series 46 had not commenced operations as of September 30, 2003, therefore,

it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
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
September 30, 2004
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2004 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of September 30, 2004 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$11,742,771
Due after one year	8,274,373
Total	$20,017,144

The fair market value of the securities is $20,050,944. The difference being an unrealized gain on securities available for sale of $33,800, as of September 30, 2004.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of September 30, 2004 and 2003 is as follows:
	2004	2003
Series 20	$ 19,647	$ 16,075
Series 21	10,746	8,792
Series 22	33,769	27,629
Series 23	45,892	36,762
Series 24	56,125	45,921
Series 25	56,365	46,117
Series 26	95,211	78,307
Series 27	82,207	67,260
Series 28	18,151	14,851
Series 29	18,071	14,760
Series 30	116,678	95,439
Series 32	165,901	135,505
Series 33	149,118	121,841
Series 34	236,673	193,317
Series 35	672,045	549,180
Series 36	456,999	372,639
Series 37	401,656	311,670
Series 38	287,683	191,781
Series 39	241,385	153,605
Series 40	174,569	72,179
Series 41	287,729	172,476
Series 42	166,841	-
Series 43	216,270	-
Series 44	75,889	-
Series 45	80,906	-
	$4,166,526	$2,726,106

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
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

The fund management fees accrued for the quarters ended September 30, 2004 and 2003 are as follows:
	2004	2003
Series 20	$ 92,061	$ 93,660
Series 21	56,460	56,460
Series 22	63,648	63,657
Series 23	60,066	60,066
Series 24	56,460	55,431
Series 25	68,169	68,169
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	84,495	84,495
Series 30	55,230	55,230
Series 31	-	99,360
Series 32	82,896	83,226
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	44,238
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,001	48,570
Series 41	70,744	68,055
Series 42	58,941	36,432
Series 43	75,144	38,578
Series 44	52,887	-
Series 45	-	16,288
Series 46	13,064	-
	$1,469,007	$1,433,142

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended September 30, 2004 and 2003 are as follows:
	2004	2003
Series 28	$ 83,529	$ 83,529
Series 31	99,360	-
Series 44	-	33,774
Series 45	65,103	-
Series 46	37,251	-
	$ 285,243	$ 117,303

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2004 and 2003 the Fund has limited partnership interests in 507 and 484 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2004 and 2003 is as follows:
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2004	2003
Series 40	16	16
Series 41	23	23
Series 42	21	22
Series 43	21	21
Series 44	8	8
Series 45	26	14
Series 46	12	-
	507	484

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2004 and 2003 are as follows:
	2004	2003
Series 20	$ 388,026	$ 388,026
Series 21	457,642	457,642
Series 22	477,996	479,497
Series 23	117,797	117,797
Series 24	368,239	368,239
Series 25	943,704	943,704
Series 26	1,443,838	1,443,838
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	86,718	86,718
Series 30	128,167	128,167
Series 31	682,058	695,771
Series 32	748,878	893,997
Series 33	202,285	202,285
Series 34	85,968	85,968
Series 35	603,740	603,740
Series 36	657,998	657,998
Series 37	155,363	1,827,112
Series 38	117,735	117,735
Series 39	-	-
Series 40	152,424	632,144
Series 41	740,023	1,420,157
Series 42	1,413,266	6,102,489
Series 43	3,016,900	12,429,727
Series 44	1,700,804	6,434,366
Series 45	6,985,825	8,426,842
Series 46	8,148,941	-
	$29,905,052	$45,024,676

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2004.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 20

	2004	2003

Revenues
Rental	$ 4,755,449	$ 4,318,751
Interest and other	201,990	252,660
	4,957,439	4,571,411

Expenses
Interest	1,390,739	1,249,503
Depreciation and amortization	1,358,391	1,217,224
Operating expenses	2,914,120	2,478,198
	5,663,250	4,944,925

NET LOSS	$ (705,811)	$ (373,514)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (547,792)	$ (314,065)

Net loss allocated to other partners	$ (7,058)	$ (3,735)

Net loss suspended	$ (150,961)	$ (55,714)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 21

	2004	2003

Revenues
Rental	$ 2,283,795	$ 2,063,149
Interest and other	30,324	34,436
	2,314,119	2,097,585

Expenses
Interest	912,137	781,422
Depreciation and amortization	427,047	443,852
Operating expenses	1,770,821	1,452,454
	3,110,005	2,677,728

NET LOSS	$ (795,886)	$ (580,144)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (254,043)	$ (329,472)

Net loss allocated to other Partners	$ (7,959)	$ (5,801)

Net loss suspended	$ (533,884)	$ (244,871)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 22
	2004	2003

Revenues
Rental	$ 2,756,413	$ 2,616,923
Interest and other	76,074	170,795
	2,832,487	2,787,718

Expenses
Interest	675,391	637,665
Depreciation and amortization	1,001,365	853,515
Operating expenses	1,896,357	1,749,460
	3,573,113	3,240,640

NET LOSS	$ (740,626)	$ (452,922)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (699,741)	$ (440,137)

Net loss allocated to other Partners	$ (7,406)	$ (4,529)

Net loss suspended	$ (33,479)	$ (8,256)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 23

	2004	2003

Revenues
Rental	$ 3,206,303	$ 2,952,435
Interest and other	72,541	130,467
	3,278,844	3,082,902

Expenses
Interest	887,249	850,249
Depreciation and amortization	879,458	881,116
Operating expenses	2,153,277	1,906,343
	3,919,984	3,637,708

NET LOSS	$ (641,140)	$ (554,806)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (634,729)	$ (549,259)

Net loss allocated to other Partners	$ (6,411)	$ (5,547)

Net loss suspended	$ -	$ -

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 24
	2004	2003

Revenues
Rental	$ 2,241,745	$ 2,167,172
Interest and other	36,521	249,193
	2,278,266	2,416,365

Expenses
Interest	516,040	548,807
Depreciation and amortization	652,130	660,856
Operating expenses	1,523,191	1,438,935
	2,691,361	2,648,598

NET LOSS	$ (413,095)	$ (232,233)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (354,345)	$ (204,177)

Net loss allocated to other Partners	$ (4,130)	$ (2,321)

Net loss suspended	$ (54,620)	$ (25,735)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 25
	2004	2003

Revenues
Rental	$ 4,081,351	$ 3,862,978
Interest and other	102,025	116,479
	4,183,376	3,979,457

Expenses
Interest	955,327	1,057,459
Depreciation and amortization	1,043,213	1,048,004
Operating expenses	2,640,958	2,463,794
	4,639,498	4,569,257

NET LOSS	$ (456,122)	$ (589,800)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (352,632)	$ (513,850)

Net loss allocated to other Partners	$ (4,561)	$ (5,898)

Net loss suspended	$ (98,929)	$ (70,052)

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
September 30, 20040
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 26
	2004	2003

Revenues
Rental	$ 5,132,206	$ 4,734,235
Interest and other	115,757	120,779
	5,247,963	4,855,014

Expenses
Interest	1,133,018	1,385,751
Depreciation and amortization	1,474,729	1,455,312
Operating expenses	3,209,509	3,045,055
	5,817,256	5,886,118

NET LOSS0	$ (569,293)	$(1,031,104)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (480,012)	$ (872,952)

Net loss allocated to other Partners	$ (5,693)	$ (10,311)

Net loss suspended	$ (83,588)	$ (147,841)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 27
	2004	2003

Revenues
Rental	$ 3,372,210	$ 3,318,269
Interest and other	26,684	45,977
	3,398,894	3,364,246

Expenses
Interest	1,213,475	1,397,970
Depreciation and amortization	910,722	859,895
Operating expenses	1,727,764	1,619,920
	3,851,961	3,877,785

NET LOSS	$ (453,067)	$ (513,539)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (333,056)	$ (390,804)

Net loss allocated to other Partners	$ (4,531)	$ (5,135)

Net loss suspended	$ (115,480)	$ (117,600)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 28
	2004	2003

Revenues
Rental	$ 3,148,127	$ 3,092,697
Interest and other	66,315	70,386
	3,214,442	3,163,083

Expenses
Interest	833,032	831,217
Depreciation and amortization	1,084,419	1,114,556
Operating expenses	1,932,924	1,806,098
	3,850,375	3,751,871

NET LOSS	$ (635,933)	$ (588,788)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (629,574)	$ (582,900)

Net loss allocated to other Partners	$ (6,359)	$ (5,888)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 29
	2004	2003

Revenues
Rental	$ 3,274,967	$ 3,445,474
Interest and other	99,586	123,174
	3,374,553	3,568,648

Expenses
Interest	696,136	863,737
Depreciation and amortization	1,237,782	1,286,238
Operating expenses	1,993,150	2,145,214
	3,927,068	4,295,189

NET LOSS	$ (552,515)	$ (726,541)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (546,991)	$ (719,275)

Net loss allocated to other Partners	$ (5,524)	$ (7,266)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 30
	2004	2003

Revenues
Rental	$ 2,357,711	$ 2,414,780
Interest and other	102,373	71,623
	2,460,084	2,486,403

Expenses
Interest	546,110	642,562
Depreciation and amortization	757,664	748,655
Operating expenses	1,717,178	1,721,099
	3,020,952	3,112,316

NET LOSS	$ (560,868)	$ (625,913)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (555,259)	$ (619,654)

Net loss allocated to other Partners	$ (5,609)	$ (6,259)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 31
	2004	2003

Revenues
Rental	$ 5,013,423	$ 4,839,065
Interest and other	188,085	209,855
	5,201,508	5,048,920

Expenses
Interest	938,182	1,175,703
Depreciation and amortization	1,502,668	1,747,767
Operating expenses	3,253,452	3,161,148
	5,694,302	6,084,618

NET LOSS	$ (492,794)	$(1,035,698)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (487,866)	$(1,025,340)

Net loss allocated to other Partners	$ (4,928)	$ (10,358)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 32
	2004	2003

Revenues
Rental	$ 2,832,685	$ 2,903,926
Interest and other	100,282	125,197
	2,932,967	3,029,123

Expenses
Interest	612,258	692,936
Depreciation and amortization	1,262,554	1,258,153
Operating expenses	1,793,564	1,878,187
	3,668,376	3,829,276

NET LOSS	$ (735,409)	$ (800,153)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (660,313)	$ (725,623)

Net loss allocated to other Partners	$ (7,354)	$ (8,002)

Net loss suspended	$ (67,742)	$ (66,528)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 33
	2004	2003

Revenues
Rental	$ 1,540,831	$ 1,586,656
Interest and other	11,076	54,594
	1,551,907	1,641,250

Expenses
Interest	501,510	557,935
Depreciation and amortization	517,567	593,534
Operating expenses	838,656	790,054
	1,857,733	1,941,523

NET LOSS	$ (305,826)	$ (300,273)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (302,768)	$ (297,270)

Net loss allocated to other Partners	$ (3,058)	$ (3,003)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 34
	2004	2003

Revenues
Rental	$ 2,666,705	$ 2,672,955
Interest and other	86,793	144,878
	2,753,498	2,817,833

Expenses
Interest	763,777	779,442
Depreciation and amortization	1,134,957	1,152,210
Operating expenses	1,706,548	1,774,290
	3,605,282	3,705,942

NET LOSS	$ (851,784)	$ (888,109)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (843,267)	$ (879,227)

Net loss allocated to other Partners	$ (8,517)	$ (8,882)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,

Series 35
	2004	2003

Revenues
Rental	$ 2,078,133	$ 2,125,553
Interest and other	72,748	65,349
	2,150,881	2,190,902

Expenses
Interest	546,345	512,086
Depreciation and amortization	768,897	737,437
Operating expenses	1,332,414	1,289,394
	2,647,656	2,538,917

NET LOSS	$ (496,775)	$ (348,015)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (491,807)	$ (344,536)

Net loss allocated to other Partners	$ (4,968)	$ (3,479)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 36
	2004	2003

Revenues
Rental	$ 1,508,173	$ 1,501,191
Interest and other	38,073	53,563
	1,546,246	1,554,754

Expenses
Interest	511,997	518,755
Depreciation and amortization	545,274	543,921
Operating expenses	850,432	765,770
	1,907,703	1,828,446

NET LOSS	$ (361,457)	$ (273,692)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (357,159)	$ (270,955)

Net loss allocated to other Partners	$ (3,615)	$ (2,737)

Net loss suspended	$ (683)	$ -

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 37
	2004	2003

Revenues
Rental	$ 2,195,726	$ 2,164,404
Interest and other	87,461	156,599
	2,283,187	2,321,003

Expenses
Interest	531,722	593,821
Depreciation and amortization	699,772	703,862
Operating expenses	1,245,931	1,294,051
	2,477,425	2,591,734

NET LOSS	$ (194,238)	$ (270,731)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (192,296)	$ (268,024)

Net loss allocated to other Partners	$ (1,942)	$ (2,707)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 38
	2004	2003

Revenues
Rental	$ 1,513,033	$ 1,485,066
Interest and other	47,099	48,535
	1,560,132	1,533,601

Expenses
Interest	421,036	403,275
Depreciation and amortization	553,860	531,827
Operating expenses	955,193	839,569
	1,930,089	1,774,671

NET LOSS	$ (369,957)	$ (241,070)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (366,258)	$ (238,659)

Net loss allocated to other Partners	$ (3,699)	$ (2,411)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 39
	2004	2003

Revenues
Rental	$ 1,045,154	$ 1,066,804
Interest and other	110,981	84,026
	1,156,135	1,150,830

Expenses
Interest	301,895	281,458
Depreciation and amortization	462,117	457,032
Operating expenses	748,683	812,515
	1,512,695	1,551,005

NET LOSS	$ (356,560)	$ (400,175)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (352,994)	$ (396,173)

Net loss allocated to other Partners	$ (3,566)	$ (4,002)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 40
	2004	2003

Revenues
Rental	$ 1,715,233	$ 1,687,466
Interest and other	57,145	39,983
	1,772,378	1,727,449

Expenses
Interest	493,431	468,338
Depreciation and amortization	709,413	714,115
Operating expenses	995,837	918,201
	2,198,681	2,100,654

NET LOSS	$ (426,303)	$ (373,205)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (422,040)	$ (369,473)

Net loss allocated to other Partners	$ (4,263)	$ (3,732)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 41
	2004	2003

Revenues
Rental	$ 2,389,774	$ 1,453,891
Interest and other	67,262	69,821
	2,457,036	1,523,712

Expenses
Interest	1,009,629	530,622
Depreciation and amortization	1,175,182	784,878
Operating expenses	1,535,380	984,631
	3,720,191	2,300,131

NET LOSS	$(1,263,155)	$ (776,419)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,250,510)	$ (768,655)

Net loss allocated to other Partners	$ (12,645)	$ (7,764)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

        Series 42

	2004	2003

Revenues
Rental	$ 2,474,128	$ 1,328,501
Interest and other	85,860	80,243
	2,559,988	1,408,744

Expenses
Interest	765,660	566,208
Depreciation and amortization	828,480	461,858
Operating expenses	1,363,618	758,683
	2,957,758	1,786,749

NET LOSS	$ (397,770)	$ (378,005)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (393,792)	$ (374,225)

Net loss allocated to other Partners	$ (3,978)	$ (3,780)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 43
	2004	2003

Revenues
Rental	$ 2,556,808	$ 462,012
Interest and other	76,777	23,009
	2,633,585	485,021

Expenses
Interest	744,584	128,519
Depreciation and amortization	983,325	69,823
Operating expenses	1,439,486	404,772
	3,167,395	603,114

NET LOSS	$ (533,810)	$ (118,093)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (528,471)	$ (117,109)

Net loss allocated to other Partners	$ (5,339)	$ (984)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 44* 2004

Revenues
Rental	$ 1,474,790
Interest and other	94,580
1,569,370

Expenses
Interest	492,029
Depreciation and amortization	442,740
Operating expenses	754,699
1,689,468

NET LOSS	$ (120,098)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (118,897)

Net loss allocated to other Partners	$ (1,201)

*The Operating Partnerships in Series 44 did not commence operations until after March 31, 2003, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 45* 2004

Revenues
Rental	$ 1,556,949
Interest and other	64,376
1,621,325

Expenses
Interest	352,917
Depreciation and amortization	571,735
Operating expenses	969,717
1,894,369

NET LOSS	$ (273,044)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (270,314)

Net loss allocated to other Partners	$ (2,730)

*The Operating Partnerships in Series 45 did not commence operations until after March 31, 2003, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 46* 2004

Revenues
Rental	$ 560,363
Interest and other	952
561,315

Expenses
Interest	118,184
Depreciation and amortization	92,141
Operating expenses	361,639
571,964

NET LOSS	$ (10,649)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (10,543)

Net loss allocated to other Partners	$ (106)

*The Operating Partnerships in Series 46 did not commence operations until after March 31, 2003, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the Six months ended March 31, 2004 and 2003 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2004.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $24,333,293.

During the quarter ended September 30, 2004, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of September 30, 2004. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $135,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended September 30, 2004, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of September 30, 2004 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2004, Series 22 recorded releases of capital contributions of $1,500. Series 22 has outstanding contributions payable in the amount of $477,996 as of September 30, 2004. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $27,015 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 2004, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of September 30, 2004, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,417,237.

During the quarter ended September 30, 2004, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of September 30, 2004. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended September 30, 2004, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $943,704 as of September 30, 2004. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $237,239, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended September 30, 2004, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $1,443,838 as of September 30, 2004. Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $43,778, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,572.

During the quarter ended September 30, 2004, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of September 30, 2004. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended September 30, 2004, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $40,968 as of September 30, 2004. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended September 30, 2004, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $86,718 as of September 30, 2004. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $65,783 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869.

During the quarter ended September 30, 2004, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $128,167 as of September 30, 2004. The remaining contributions will be released from available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended September 30, 2004, Series 30 did not record any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $682,058 as of September 30, 2004. Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $66,384, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2004, Series 32 recorded capital contribution releases of $153,589. Series 32 has outstanding contributions payable in the amount of $748,878 as of September 30, 2004. Of the amount outstanding, $488,244 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $260,654 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended September 30, 2004, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of September 30, 2004. Of the amount outstanding, $69,099 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $133,186, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended September 30, 2004, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $85,968 as of September 30, 2004. Of the amount outstanding, $11,473 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $74,495, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended September 30, 2004, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of September 30, 2004. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended September 30, 2004, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $657,998 as of September 30, 2004 all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2004, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable in the amount of $155,363 as of September 30, 2004. Of the amount outstanding, $143,841 has been loaned to one of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $11,552, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2004, Series 38 did not record any releases of capital contributions. Series 38 has outstanding contributions payable in the amount of $117,735 as of September 30, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2004. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2004 Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,771 as of September 30, 2004. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2004, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable in the amount of $152,424 as of September 30, 2004. Of the amount outstanding, $143,730 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $8,649 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2004, Series 41 recorded capital contribution releases of $252,519. Series 41 has outstanding contributions payable in the amount of $740,023 as of September 30, 2004. Of the amount outstanding, $440,966 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $299,057, will be released from collections of notes and accounts receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 21 Operating Partnerships in the amount of $19,903,525.

During the quarter ended September 30, 2004, Series 42 recorded capital contribution releases of $403,853. Series 42 has outstanding contributions payable in the amount of $1,413,966 as of September 30, 2004. Of the amount outstanding, $618,850 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $794,416 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $25,792,027. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 43

During the quarter ended September 30, 2004, Series 43 recorded capital contribution releases of $1,338,279. Series 43 has outstanding contributions payable in the amount of $3,016,900 as of September 30, 2004. Of the amount outstanding, $765,183 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $2,251,717 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2004, Series 44 recorded capital contribution releases of $286,143. Series 44 has outstanding contributions payable in the amount of $1,700,804 as of September 30, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2004, Series 45 recorded capital contribution releases of $1,887,774. Series 45 has outstanding contributions payable in the amount of $6,985,825 as of September 30, 2004. Of the amount outstanding, $419,000 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $6,566,825 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2004, Series 46 recorded capital contribution releases of $1,166,430. Series 46 has outstanding contributions payable in the amount of $8,148,941 as of September 30, 2004. Of the amount outstanding, $1,853,171 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $6,295,770 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations

As of September 30, 2004 and 2003 the Fund held limited partnership interests in 507 and 484 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2004 as Series 44, Series 45 and Series 46 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The variance in net loss per BAC for Series 41 through Series 44 of the Fund for the current six-month period to the prior six-month period is a mainly a result of a decrease in interest income and a variance in the losses from Operating Partnerships reported by each series. Interest income reported is expected to decrease for each series from year to year, after the first full year of operations, as limited partner contributions raised in the first year are expended on payments to Operating Partnerships in subsequent years. Losses reported from Operating Partnerships are expected to fluctuate until the series has fully invested in its Operating Partnerships and they achieve stabilized operations.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 2004 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $91,561, $56,460, $60,648, $60,066, $51,131, $66,444, $96,832, $63,104, $81,521, $66,842, $37,607, $73,860, $60,396, $43,022, $68,860, $52,090, $37,806, $43,198, $41,100, $34,200, $46,268, $68,038, $55,575, $68,592, $43,587, $65,103 and $50,315 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 20 reflects a net loss from Operating Partnerships of $705,811, which includes depreciation of $1,358,391, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to six months. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven through 2003 due to low occupancy, high operating expenses, and significant management company turnover. Pinnacle Management Services, began managing the property in December 2003. By end of the third quarter 2004, occupancy increased to 86% from 81% in the second quarter. In addition, evictions for non-payment continued to decline in the third quarter. However, tenant accounts receivable have grown in the third quarter and the property may experience increased bad debts expense in the fourth quarter 2004. The management agent is focusing on rent collections to improve cash flow. In August, 2004, the property initiated a rent concession of first and last month's rent and dropped the rental rate. This rent special will expire at the end of October, 2004 due to a significant amount of move-ins during September and through mid-October. The mid-October net projected occupancy is 94%.

Net operating revenue increased by approximately $19,000 due to continued occupancy gains. The property experienced negative cash flow of $20,283 during the quarter, due to higher than expected expenses, led by utility costs and maintenance expenses. The property is in fair condition due to the need for asphalt repairs and window replacements. With continued high occupancy and improved rent collections, the long-term prospects for this property are favorable. The mortgage, taxes and insurance are current.

East Douglas Apartments Limited Partnership (East Douglas Apartments) produced a negative cash flow of $2,733 for 2003 due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), high debt and the costs associated with repairing damages sustained during a small kitchen fire that occurred in April 2003. The total cost to repair the fire and water damage totaled slightly less than the insurance deductible of $10,000. An arbitration hearing was held on April 12, which resulted in a judgment in the amount of $9,798.75 including attorney's fees of $752.50. As no appeal was filed, the judgment will be executed and collection will be attempted. The property operated below breakeven through the third quarter of 2004. Physical occupancy averaged 94% and economic occupancy averaged 92% through the third quarter. Available operating cash along with the TIF refund that was received in the third quarter should be sufficient to pay the accounts payable through 2004. The Operating Partnership had planned to submit a mortgage application to IHDA during the second quarter of 2004 to replace the high interest first mortgage loan held by Arbor Commercial Mortgage. In July, Arbor, the existing loan servicing company, expressed interest in possibly renegotiating the current first mortgage. An initial package has been presented to their analyst who expressed interest and indicated that Arbor may be able to restructure the current first mortgage. The mandatory "Physical Needs Assessment" has been completed and will be delivered to IHDA and/or Arbor as part of the mortgage application package. It is hoped that a new mortgage will yield the necessary funds to complete the exterior repairs and preventative maintenance needs including tuck pointing, replacement of the remaining original windows, repair and replacement of deteriorating wooden trim, exterior paint, replacement of the clay tile caps and other miscellaneous repairs. If successful, the reduced interest rate mortgage will have a positive effect on future cash flow. On January 1, 2004, Mark III Management Corporation of Indianapolis, Indiana assumed property management responsibilities for the property. Mark III is a reputable company with operations based within a two-hour drive of the property. It is hoped that their familiarity with the mid-west market and readily available corporate resources will contribute to improved operations and cash flow. The mortgage, property taxes and insurance are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property has historically operated below breakeven, and continued to do so in 2003. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rental increase would be detrimental to occupancy. In addition, management does not feel that the area where the property is located can support an increase. Occupancy through the third quarter 2004 decreased to 83% from the 2003 average occupancy of 2003 averaged 90%. As a result the property is operating below breakeven. The Operating General Partner has stated that the economy is poor in part due to the decrease in employment at Kodak, and other area corporations. The Operating General Partner interest will be transferred from Home Properties of New York, LP to Silver Evergreen, LLC. The transfer documents are in the process of final revisions, and once executed will have an effective date of September 30, 2004. Home Properties has decided to exit the Affordable Housing business and has been actively transferring its tax credit portfolio over the last two years. The new Operating General Partner is making strong efforts to improve operations at the property and increasing occupancy.

Parkside Housing, LP (Parkside Apartments) is a 54-unit family apartment complex in Avondale, Arizona. In 2003, the property did not generate positive cash flow mainly due to high administrative and maintenance expenses. Although the property has been able to lower operating expenses in 2004, the average year to date occupancy has dropped to 78.5% from an average of 90% for 2003. In an effort to increase occupancy, the property management company is advertising through every available channel, inclusive of newspapers and flyers. In addition, the property is providing concessions by allowing for discounted security deposit amounts, one month free rent and move in gifts to entice occupants. The Operating General Partner's operating deficit guarantee is unlimited in time and amount.

Cascade Commons LP (Cascades Crossing) is a 320 unit affordable multifamily resident located in Sterling, Va., the suburbs of Washington, D.C. The Operating General Partner requested the Investment General Partners' approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completed the refinance the Operating Partnership paid its investment Limited Partners $5,429,737 in refinance proceeds and estimated cash flow through 2004. Series 20 received $3,360,677 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership. The balance of the proceeds were paid to the other Limited Partners, one which is affiliated and one which is non-affiliated with the Series. The amount received by each limited partner was based on their percentage ownership in the Operating Partnership. Series 20 used $1,118,423 to make a partial payment of accrued asset management fees. It is anticipated that Series 20 will use approximately $1,860,000 of the proceeds to make a distribution to its investors. Provided that this is the actual amount distributed each investor will receive $.48 per BAC. The proceeds remaining will be retained to improve the Series reserves, and in the event that the cash flow estimate was over stated, make a cash flow reimbursement back to the Operating Partnership.

Series 21

As of the September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 21 reflects a net loss from Operating Partnerships of $795,886, which includes depreciation of $427,047, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001.  A confirmation hearing was conducted on August 5, 2003 and the reorganization plan was confirmed on September 5, 2003.  An entity to be formed by Subsidized Properties LLC and Vision 2000 will acquire the current Operating General Partner positions. The present Operating General Partners will withdraw upon plan implementation with a payment of $400,000 to the Operating Partnership in satisfaction of all obligations. The reorganization plan requires the Investment General Partner to contribute $500,000 in new funding.  The contribution will be in the form of a loan with a seven-year pay back and will have priority over Operating General Partner distributions. The Investment General Partner will exit the Operating Partnership upon completion of the tax credit compliance period and full repayment of the $500,000 loan.  The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance.  The approximate amount of the new debt will be $2.31 million. The board of the Atlantic City Housing Authority has approved the issuance of the New Bonds in accordance with the Plan.

In response to numerous code violations, the new management company has nearly completed the renovation of the apartments, and has entered into an agreement with the city of Atlantic City to allow occupancy as the work is completed. Occupancy increased 16% to 94% at the end of the third quarter. Atlantic City Apartments increased revenue by $49,911 to $379,498. Expenses increased 20% to $376,535 for the quarter due to the costs of rehabilitating the units.

The new management coupled with city funding and new investor capital is expected to bring the property to stabilization within several months following plan implementation, which should occur in first quarter 2005.

Centrum Fairfax LP (Forest Glen at Sully Station) is a 119-unit senior complex located in Fairfax, VA which has historically experienced low occupancy. In 2003, average physical occupancy was 67%. Through the first and second quarters of 2004, the average occupancy increased to 75%; however, in the third quarter 2004 it decreased to 68%. In an effort to increase and stabilize occupancy the management company replaced the site manager in September of 2004. The new site manager has extensive leasing experience and will pursue new marketing ideas such as networking with local civic and community groups. The management company will also increase the volume of advertising in community newspapers and local churches to attract potential tenants. Finally management will continue to offer monthly rental concession of $100 to $200 on the apartment types that are not leasing.

The property is in excellent physical condition. The Operating General Partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the Operating General Partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 89% in 2003. Occupancy increased to an average of 93% in the third quarter of 2004. Operating expenses are below the Investment General Partner's state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2004. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2003. Occupancy decreased to an average of 87% through the third quarter of 2004. Although operating expenses are below the Investment General Partner's state average, declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is unable to support its operations due to high operating expenses and low rental rates. Operating expenses increased by $26,940 or $848 per unit in 2003. To lower operating expenses in 2004 the full time property manager and maintenance staff personnel were let go. The new property manager works part time, and subcontracts all maintenance related items out. In the beginning of 2004 the property suffered from low occupancy of 80%; however through diligent efforts by the new property manager, the property has reached occupancy of 97% in the third quarter of 2004. Additionally, the management agent began implementing a $40 per unit, per month rent increase in the second quarter of 2004 to help increase revenue at the property.

The Operating General Partner is in negotiations with a third party management company/replacement Operating General Partner that will be able to provide better economies of scale with regards to payroll and other operating expenses. The Operating General Partner is confident that an agreement will be reached by the end of the fourth quarter 2004.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 92% in 2003. Occupancy increased to an average of 95% through the third quarter of 2004. The property's operating expenses are below the Investment General Partner's state average. Despite occupancy in the 90's, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 22 reflects a net loss from Operating Partnerships of $740,626, which includes depreciation of $1,001,365, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2003. Occupancy decreased to an average of 87% through the third quarter of 2004. Although operating expenses are below the Investment General Partner's state average, declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

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

Lake Street Apartments, L.P. (Lake Street Apartments) is a 32 unit property located in Girard, PA. Average occupancy through the third quarter of 2004 was 89%. Occupancy has steadily increased during the year, and at the end of September there were only two vacant units. Management has stated that the decreased occupancy in the first half of the year was not tied to a specific cause and that improved occupancy is anticipated through the remainder of the year. Management pays the utilities for all of the units, and prices are very high. The utility company is owned by the community in which the project is located. Rents were increased in 2004 by $38 per unit. Although the partnership continues to operate at a deficit in 2004, rental revenue has increased and other than an increase in utilities expense, the remaining operating expenses have decreased. Both the mortgage and real estate taxes are current and the Operating General Partner's operating deficit guaranty is unlimited in time and amount.

Kimbark 1200 Apartments is a 48-unit property for families located in Longmont, CO. Due to an average occupancy of 87% through the second quarter of 2004 the property is operating below breakeven. The property is suffering from high vacancies and collections loss due to the weak local economy. To attract new tenants, the management company increased advertising, offersed tenant referral fees and decreased rents. The Investment General Parter will monitor the management company's efforts to improve occupancy. All taxes, insurance and mortgage payments are current.

Series 23

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 23 reflects a net loss from Operating Partnerships of $641,140, which includes depreciation of $879,458, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 86% in 2003. The average occupancy improved slightly to 88% through September 30, 2004. Currently there is a nine-month waiting list for housing authority subsidized rental assistance. There are few qualified prospective residents that can afford the tax credit rents without obtaining this rental assistance. The management company continues a strong campaign of evicting residents for nonpayment of rent. Management intensified leasing effort by using concessions and other incentives, such as lower rents, no security deposits, and increased resident referral rewards. Per an agreement with the Operating General Partner, the Management Company is deferring all fees until operations improve. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Kimbark 1200 Apartments is a 48-unit property for families located in Longmont, CO. Due to an average occupancy of 87% through the second quarter of 2004 the property is operating below breakeven. The property is suffering from high vacancies and collections loss due to the weak local economy. To attract new tenants, the management company increased advertising, offersed tenant referral fees and decreased rents. The Investment General Parter will monitor the management company's efforts to improve occupancy. All taxes, insurance and mortgage payments are current.

Series 24

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 23 properties at September 30, 2004. Out of the total 22 were at 100% Qualified Occupancy.

For the six months being reported Series 24 reflects a net loss from Operating Partnerships of $413,095, which includes depreciation of $652,130, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property. As of September 2004, occupancy is 83% with three pending leases for a total of 91% occupied and leased. The property is operating below breakeven due to the vacancies and high operating expenses. Although operating expenses are running higher than budgeted, some expenses relate to Westhab's program to re-stabilize the property and are expected to normalize once the transition and re-stabilization is complete. The Operating Partnership filed for a tax assessment reduction and was successful. Beginning with the tax payment that was due July 1, 2003, there has been a reduction in the real estate taxes of approximately $13,550. Westhab was successful in negotiating a reduction in interest on an existing note from the City of Yonkers. The interest rate was reduced from 7% to 1%. Westhab has also secured an additional loan from the City of Yonkers in order to cure some deferred maintenance issues. The loan is in the amount of $150,000 which has been earmarked for the replacement of hot water tanks, concrete repairs in the rear of the building, updating the electrical systems, and the installation of security cameras. It had been previously noted that the $150,000 was to be in the form of a grant, however the City is requesting a zero percent cash flow loan. The Investment General Partner will continue to monitor this Partnership until property operations have stabilized.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven in 2003 due to low occupancy at the beginning of 2003. With improving operations in 2004, the property operated at breakeven through the third quarter of 2004. Occupancy has continued to be strong in 2004 and averaged 95% through the third quarter of 2004. In 2003, rents were decreased in order to attract more residents. Now that occupancy has improved, rent levels need to be increased to allow the property to operate above breakeven. Management has budgeted a rent increase that will go into effect in January 2005. Although, the property is showing significant improvement, the Investment General Partner continues to monitor this property monthly.

Series 25

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at September 30, 2004. Out of the total 21 were at 100% Qualified Occupancy.

For the six months being reported Series 25 reflects a net loss from Operating Partnerships of $456,122, which includes depreciation of $1,043,213, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property suffers from high expenses, high turnover, and insufficient rental revenue. Management has requested a rent increase, but rents are at their maximum per Section 8 housing requirements. The property continues to operate below breakeven in 2004 and has expended more than $20,000 in cash thus far. Despite these setbacks, occupancy was 97% as of September 30, 2004, and the required deposits have been made to the replacement reserve account. The Operating General Partner continues to fund operating deficits despite the fact that the Operating General Partner guarantee expired in September of 2001. The Investment General Partner is working diligently with the management company on reducing both turnover and expenses.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 357 unit apartment complex in Indianapolis, Indiana. Occupancy remained strong through the third quarter of 2004 averaging over 93%. The management company continues to advertise the property on the local radio station and through community contacts in order to attract potential residents; however the property still suffers from high operating expenses as a result of tenant abuse, unit turnover, and management company inefficiency. The Investment General Partner is working with the current Operating General Partner to change the Operating General Partner and management company. The potential incoming Operating General Partner/management company, has a stronger presence in the Indianapolis metro area. This will help the property lower operating expenses through economies of scale. The mortgage, taxes and insurance are all current.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18-unit property located in Manhattan, NY. As of the third quarter of 2004, the property's occupancy rate averaged 94%. Through the first three quarter of 2004 the property is operating above breakeven. This is due to a reduction in the debt service payment due to a refinancing in July 2004, receipt of credit for previously overpaid water and sewer charges, and a decrease in maintenance expenses. To further improve operations, the commercial spaces are going to be submetered, and the HVAC system will be upgraded to reduce utility expenses. The Investment General Partner continues to work with the management company in reducing operating expenses. The mortgage, taxes, and property insurance are all current. As the operations have improved and stabilized special disclosure will not longer be reported on this Operating Partnership.

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

Rose Square L.P. (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. At year end 2003, the property operated below breakeven. When the property was built a tax abatement was in place. The abatement expired in February 2002, and taxes increased to $9,800. Spread over 11 units, this was prohibitive to generating cash flow. The property was re-assessed by the county, and received a reduction in real estate taxes of approximately 40% to $5,600 in 2004. Low occupancy has had an effect on rental revenue at the property. Occupancy has continued to struggle in 2004, with an average occupancy of 71% through the third quarter, as compared with an average occupancy of 70% in 2003. The area in which this property is located is very depressed and the market has been prohibitive in improving occupancy. The property began to offer one month of free rent as a concession last quarter. Applications increased in the past few months and management is hopeful that the property will lease the remaining units by the end of the year.

Series 26

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 26 reflects a net loss from Operating Partnerships of $569,293, which includes depreciation of $1,474,729, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) is a 28-unit property located in Warrensburg, Missouri. Despite an average occupancy of 87% through the third quarter of 2004 the property is operating above breakeven. Occupancy has increased slowly over the last quarter partially because management has made three long-standing vacant units rent-ready. Currently only two units are vacant, one of which is rent ready. No incentives are currently in place; however, management may evaluate incentive options for the future. The Investment General Partner will continue to monitor this property and the occupancy improvements.

Country Edge LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Average occupancy through October of 2004 is 89%, with vacancy projected at 3% for the month of November. The Operating General Partner/management company continues to offer rent concessions and rate reductions as a rental incentive. The increase in the number of occupied units is just beginning to positively affect cash flow. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 48-unit property located in Fargo, North Dakota. Average occupancy through October 2004 is 92.61% as a result of rent concessions and rate reductions. Despite the increase in occupancy, concessions and rate reductions have contributed to the negative cash flow at the property. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 27 reflects a net loss from Operating Partnerships of $453,067, which includes depreciation of $910,722, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Holly Heights Limited Partnership (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 82% for 2003. Occupancy declined slightly and averaged 78% through the third quarter of 2004. There are limited job opportunities in the area and, as a result, some residents have moved to other areas to find work. Also, management continues a strong campaign of evicting residents who do not pay their rent. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions and other incentives, such as lower rents, no security deposits and increased resident referral rewards. As a result of the low occupancy, there was negative cash flow and high payables. In 2003 an audit by the state regulatory agency identified issues of non-compliance. All the issues have been timely corrected. The Investment General Partner will continue to closely monitor the property. The Operating General Partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. As of the third quarter of 2004, the property's occupancy remained strong at 100%, but operations remain slightly below breakeven. The property expended cash because of low rent levels, collections loss, and high expenses. The previous board of trustees was disbanded and a new board was elected on July 28, 2004. The management company made an informal presentation to key members of the board requesting rental rates increase with a plan to implement an 11% increase effective January 1, 2005. Maintenance expenses were reduced due to management's implementation of shareholder's agreement disallowing repair works to unit interiors. The Investment General Partner continues to work with the Operating General Partner to improve collections. All mortgage, and insurance payments are current. The property pays no property taxes as the result of a tax abatement.

Series 28

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 28 reflects a net loss from Operating Partnerships of $635,933, which includes depreciation of $1,084,419, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

1374 Boston Road L.P. (1374 Boston Road) is a 15-unit property located in New York City. As of the third quarter of 2004, the partnership operated at a deficit. This was due to vacancies and high debt service payments. Occupancy was at 88% due to the eviction of non-paying tenants. The property has high collections losses, and the management company is now instituting a more stringent tenant screening process. However, there is a shortage of credit-worthy applicants in the neighborhood, resulting in a delay in leasing the vacant units. Upon the recommendation of the Investment General Partner, the Operating General Partner is considering refinancing options for the property's first mortgage. Upon the review of the 2003 audit, the Investment General Partner also found that the partnership incurred a $112,000 tax lien that the Operating General Partner advanced an interest-bearing loan to cover. The Investment General Partner is working to renegotiate the terms of the loan as it should be a non-interest bearing subordinate loan. The property is very well-kept and the Operating General Partner continues to fund deficits. The mortgage, property taxes and insurance are current.

Series 29

As of September 30, 2004 and 2003 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at September 30, 2004 all of which were 100% Qualified Occupancy.

For the six months being reported Series 29 reflects a net loss from Operating Partnerships of $552,515, which includes depreciation of $1,237,782, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, has operated below breakeven through the third quarter of 2004. The main reason for its cash expenditure is low occupancy, which averaged 80% through the third quarter of 2004. The Operating General Partner felt that the property was operating below breakeven due to poor management. Therefore, the Operating General Partner replaced the management company in June 2004. The new management company was able to lease up the property within 45 days and the property was 96% occupied as of September 30, 2004. In the past the Operating General Partner has had difficulty reporting in a timely manner. The Investment General Partner will be working closely with the new management company and the Operating General Partner to improve reporting for the property.

Series 30

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 98.6% and 100%, respectively. The series had a total of 20 properties at September 30, 2004 of which 19 were at 100% Qualified Occupancy.

For the six months being reported Series 30 reflects a net loss from Operating Partnerships of $560,868, which includes depreciation of $757,664 which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

Mesa Grande, LP (Mesa Grande Apartments) is a 72-unit, family property located in Carlsbad, New Mexico. On April 2, 2003, the mortgage lender issued a default notice for monetary and non-monetary defaults. Although the Operating General Partner was aware of the defaults, no steps were taken to remedy the situation. On June 16, 2003, the Lender notified the Operating and Investment General Partners of its right to accelerate the note. As a result of the defaults, the Investment General Partner requested a change in the management company, which was a related entity of the Operating General Partner. Effective November 1, 2003, a new management agent took over the property management duties. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response. Due to the unresponsiveness, the Fund filed a Civil Action against the Operating General Partners with the intent to force them to honor their obligation and fund all operating deficits. The suit was filed on April 8, 2004, prior to the termination of their Operating Deficit Guarantee in May 2004. A demand notice was issued on September 4, 2004 to the Operating General Partner with a 30-day cure period. No response was received. On October 22, 2004 an interim Operating General Partner, affiliated with the Investment General Partner was named until a suitable replacement can be found.

On September 10, 2004, the loan was sold to a new lender. The mortgage is now five months in arrears due to the lack of funds from operations. The new lender issued an Acceleration Notice on October 20, 2004 with a ten day notice to cure. The current Operating General Partner is reviewing options to correct the loan default. Property operations continue to suffer due to market conditions, high payables and much needed deferred maintenance. The management company has improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community. The deferred maintenance and high payables are a direct result of the negligence of the prior management company. The Investment General Partner has filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner visited the property in the third quarter 2004 to evaluate the condition of the property and determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner has carefully reviewed the cash needs of the property and because a settlement in the law suit is not imminent, a cash infusion will be necessary during the fourth quarter 2004. The cash infusion is part of a workout plan that has been developed and will be presented to the new lender in November 2004.

Sunrise Homes, LP (Sunrise Homes and Broadway Place Apartments) are two family properties containing a total of 44-units, located in Hobbs, New Mexico. On April 2, 2003, the mortgage lender issued a default notice for monetary and non-monetary defaults. Although the Operating General Partner was aware of the defaults, no steps were taken to remedy the situation. On June 16, 2003, the Lender notified the Investment and Operating General Partners of its right to accelerate the note. As a result of the defaults, the Investment General Partner requested a change in the management company, which was a related entity of the Operating General Partner. Effective November 1, 2003, a new management agent took over the property management duties. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response. Due to the unresponsiveness, the Investment General Partner filed a Civil Action against the Operating General Partner to recover all operating deficits incurred as a result of his negligence. The suit was filed prior to the termination of the Operating General Partner's Operating Deficit Guarantee. A demand notice was issued on September 4, 2004 to the Operating General Partner with a 30-day cure period. No response was received. On October 22, 2004 an interim Operating General Partner, affiliated with the Investment General Partner was named until a suitable replacement can be found.

On September 10, 2004, the loan was sold to a new lender. The mortgage is now seven months in arrears due to the lack of funds from operations. The new lender issued an Acceleration Notice on October 20, 2004 with a ten-day notice to cure. The current Operating General Partner is reviewing options to correct the loan default. The property operations are suffering due to market conditions, high payables and much needed deferred maintenance. The deferred maintenance and high payables are a direct result of the negligence of the prior management company. The Investment General Partner conducted a site visit in the third quarter 2004 to evaluate the condition of the property and determined that a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner has carefully reviewed the cash needs of the property and because a settlement in the law suit is not imminent, a cash infusion will be necessary during the fourth quarter 2004. The cash infusion is part of a workout plan that has been developed and will be presented to the new lender in November 2004.

JMC LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Due to increased marketing efforts by the management company, average occupancy for the third quarter 2004 increased to 93% from a second quarter average of 85%. Operating expenses continue to be above average at $3,814 per unit for the first three quarters; primarily due to increased advertising and marketing expenses and increased maintenance expenses caused by unit turnover. Management expects that operations will continue to improve during the next quarter.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Although the occupancy was stabilized in 2003, the property suffered from high payables, high tenant account receivables, high operating expenses, and negative cash flow. In the first two quarters of 2004 physical occupancy averaged 89%. In the third quarter average physical occupancy increased to 93%. As of September 30, 2004, all accrued expenses had been paid and the tenant receivables were $1,400. However, the operating expenses continued to be high in the third quarter which resulted in a debt coverage service ratio of .53. High operating expenses were due to an increase in maintenance expense. In eight apartments, management made needed improvements such as carpet and appliance replacements. To increase rental revenue management raised all rental rates by $10 in the third quarter. Despite these efforts, the mortgage payment was not made in September and will be 30 days delinquent. However, management anticipates the property to breakeven by the first quarter of 2005.

Series 31

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at September 30, 2004 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 31 reflects a net loss from Operating Partnerships of $492,794, which includes depreciation of $1,502,668, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

There was a decrease in the net loss per BAC for Series 31 in the current year. The decrease is mainly the result of over stated interest expense by one of the operating partnerships in the prior year that has been correctly recorded in the current year.

Seagraves Apartments, Limited Partnership (Western Hills Apartments) is a 16-unit family property located in Ferris, TX. Occupancy averaged 87% in 2003. The property operated above breakeven through the third quarter 2004 with an average occupancy of 98%. Occupancy struggled in 2003 due to a few tenant evictions. The evictions are now complete and the property has begun to operate well. Due to the improved operations at this property, the Investment General Partner will no longer provide special disclosure on the Operating Partnership.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA. In 2003, the property was able to operate above breakeven and maintain an average occupancy of 90%. Through the third quarter of 2004, operations at the property have declined as a result of low occupancy and greater than average operating expenses. The average occupancy for the first three quarters of the year was 89%. Management has stated that the housing market in Atlanta is soft and that the property is constantly competing with another low-income property in the neighborhood. Utility expenses are high as a result large scale improvements to the sewage system in the City of Atlanta. The Operating General Partner has been working with the Housing Authority of the City of Atlanta to both improve occupancy and reduce expenses. To date, the property has been making interest payments on the second mortgage, which is only to be paid from available cash flow. Going forward, the property will cease payments on this second mortgage as the property is not generating cash. This is expected to have a positive impact on operations in the fourth quarter.

Pilot Point Apartments is a 40-unit property located in Pilot Point, TX. In January 2004, there was a fire in a unit that damaged the unit and caused smoke damage in the seven other units in the building. Due to the damage, the entire 8-unit building was taken offline. The repairs were all completed and paid for from the insurance proceeds. The certificates of occupancy were issued as of August 15, 2004. Repairs were not completed until 8 months after the fire due to the delay in reaching a settlement with the insurance provider. As of the end of the third quarter of 2004, all units were online and leased. The situation has been resolved and Investment General Partner will no longer be providing special disclosure on this Operating Partnership.

Series 32

As of September 30, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2004, all of which were at 100% Qualified Occupancy

For the six months being reported Series 32 reflects a net loss from Operating Partnerships of $735,409, which includes depreciation of $1,262,554, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Series 32 invested in FFLM Associates an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 with getting the lender to reduce the interest rate on the loan by 2%. Even with the reduction in rate the property is still operating at below break even. The property has historically had 100% occupancy. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place.

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property was 97% occupied and had positive cash flow through the third quarter of 2004. The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits in 2003 or 2004. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partners' personal guarantees remain in place.

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

Series 33

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 33 reflects a net loss from Operating Partnerships of $305,826, which includes depreciation of $517,567, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Series 33 invested in FFLM Associates an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 with getting the lender to reduce the interest rate on the loan by 2%. Even with the reduction in rate the property is still operating at below break even. The property has historically had 100% occupancy. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. The property's rural location and stagnant local economy have made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 92% through the third quarter of 2004. Although Management has made many positive changes to control operating expenses, the site continues to operate below breakeven. Operating expenses are currently $4,562 per unit, primarily due to high expenses in the utility and maintenance categories. The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 86% for 2003. This was due to a downturn in the local economy. In the third quarter, property was operating with 90% physical occupancy. The site manager has been successful in retaining current residents by offering different types of incentives. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

Merchants Court is a 192-unit property located in Dallas, GA. The property is operating below breakeven through the third quarter of 2004 due to an average occupancy of only 78%. The property's occupancy problem is due to competition from homeownership. First-time homebuyer's programs are offering mortgages with no downpayment and monthly payments comparable to rents being offering by rental properties. To be more competitive, the property is offering generous concessions, including one-month free rent, $99 security deposits and tenant referral fees. While this had a positive impact on occupancy, there was no improvement in cash flow due to tenant skips and collections losses. The Investment General Partner is working with the management in determining the effectiveness of their concessions. Taxes, mortgage and insurance payments are all current.

Series 34

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 34 reflects a net loss from Operating Partnerships of $851,784, which includes depreciation of $1,134,957, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operated below breakeven as a result of low occupancy, which averaged 79% for the third quarter of 2004. The Operating General Partner indicates that the local economy relies heavily on seasonal employment, which has resulted in lower than normal occupancy. A new management company has been brought in to positively impact the occupancy through rigorous marketing and advertising.

Merchants Court is a 192-unit property located in Dallas, GA. The property is operating below breakeven through the third quarter of 2004 due to an average occupancy of only 78%. The property's occupancy problem is due to competition from homeownership. First-time homebuyer's programs are offering mortgages with no downpayment and monthly payments comparable to rents being offering by rental properties. To be more competitive, the property is offering generous concessions, including one-month free rent, $99 security deposits and tenant referral fees. While this had a positive impact on occupancy, there was no improvement in cash flow due to tenant skips and collections losses. The Investment General Partner is working with the management in determining the effectiveness of their concessions. Taxes, mortgage and insurance payments are all current.

Series 35

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 11 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 35 reflects a net loss from Operating Partnerships of $496,775, which includes depreciation of $768,897, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 36 reflects a net loss from Operating Partnerships of $361,457, which includes depreciation of $545,274, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year's level, averaging 81.92% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing, occupancy has shown improvement in 2004, with the third quarter occupancy remaining strong at 94%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first month's rent free at the Senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. A substantial rent increase went into effect in February 2004, and operating statements through June 2004 demonstrate that the Operating Partnership continues to operate above breakeven. The Investment General Partner will no longer provide special disclosure on this property should operations remain stable at year end.

Series 37

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 37 reflects a net loss from Operating Partnerships of $194,238, which includes depreciation of $699,772, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results..

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. The property's rural location and stagnant local economy have made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 92% through the third quarter of 2004. Although Management has made many positive changes to control operating expenses, the site continues to operate below breakeven. Operating expenses are currently $4,562 per unit, primarily due to high expenses in the utility and maintenance categories. The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Series 38

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2004, all of which were at 100% qualified occupancy.

For the six months being reported Series 38 reflects a net loss from Operating Partnerships of $369,957, which includes depreciation of $555,860, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Series 39

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2004, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 39 reflects a net loss from Operating Partnerships of $356,560, which includes depreciation of $462,117, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Series 40

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2004, all of which at 100% Qualified Occupancy.

For the six months being reported Series 40 reflects a net loss from Operating Partnerships of $426,303, which includes depreciation of $709,413, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Arbors at Ironwood II, L.P. (Arbors at Ironwood II), is a 40-unit family property located in Mishawaka, IN. The property has historically maintained average physical occupancy of 94% through 2003 but has since dropped to an average occupancy of 88% through the first nine months of 2004. The decline in occupancy was a direct result of the turnover and recruiting of new staff members at the property. As of September 2004, a new property manager and maintenance superintendent have been hired and upper management expects the property to return to previous occupancy levels by the end of 2004. The property is currently operating at a slight deficit. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Series 41

As of September 30, 2004 and 2003 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 23 properties at September 30, 2004 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 41 reflects a net loss from Operating Partnerships of $1,263,155, which includes depreciation of $1,175,182, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, the only remedy for the former Operating General Partner and its affiliates is to appeal the judges decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge filed his final Statement of Decision on August 11, 2004.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

Cascade Commons LP (Cascades Crossing) is a 320 unit affordable multifamily resident located in Sterling, Va., the suburbs of Washington, D.C. The Operating General Partner requested the Investment General Partners' approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completed the refinance the Operating Partnership paid its investment Limited Partners $5,429,737 in refinance proceeds and estimated cash flow through 2004. Series 41 received $357,623 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership. The balance of the proceeds were paid to the other Limited Partners, one which is affiliated and one which is non-affiliated with the Series. The amount received by each limited partner was based on their percentage ownership in the Operating Partnership. Series 41 used $16,815 to make a partial payment of accrued asset management fees. It is anticipated that Series 21 will use approximately $139,000 of the proceeds to make a distribution to its investors. Provided that this is the actual amount distributed each investor will receive $.05 per BAC. The proceeds remaining will be retained to improve the Series reserves, and in the event that the cash flow estimate was over stated, make a cash flow reimbursement back to the Operating Partnership.

Brookstone Place II LDHA, L.P. (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI. The property had maintained an average physical occupancy of 96% through 2003 but has since dropped to an average occupancy of 82% through the first nine months of 2004. The decline in occupancy is reportedly related to a soft rental market in the Port Huron area. Rent collections at the property have been a challenge and management has become increasingly diligent with evictions due to a well-trained management staff. To increase occupancy, referral bonuses have been offered to current residents who refer other residents to the property. Management is also taking a very proactive approach to resident retention efforts by offering incentives to residents who renew their lease between 31 and 90 days before lease expiration. The residents are being offered value-added incentives such as a new ceiling fan, carpet cleaning, or closet organizers. As a result of the low occupancy and increased turnover costs the property is operating below breakeven. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Series 42

As of September 30, 2004 and 2003 the average Qualified Occupancy was 98.6% and 94.9%, respectively. The series had a total of 21 properties at September 30, 2004. Out of the total 20 were at 100% Qualified Occupancy and 1 was in active lease up.

For the six months being reported Series 42 reflects a net loss from Operating Partnerships of $397,770, which includes depreciation of $828,480, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, the only remedy for the former Operating General Partner and its affiliates is to appeal the judges decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge filed his final Statement of Decision on August 11, 2004.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. While initial lease-up progressed slowly at three of the buildings which contain a total of 32 family units, 100% of these units were occupied as of April 30, 2004. The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003 and, as of September 30, 2004, 68 of the 99 units were occupied. Due to slow lease-up of the family units, the Operating General Partner, with the approval of the Investment General Partner, hired a new property manager, Lockwood Property Management, ("Lockwood") on November 1, 2003. Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties. During September 2004, the market was reviewed again and the rents on the one and two bedroom senior units were subsequently lowered to $399 and $499, respectively. Currently, the property is offering free rent from the lease date through the end of 2004 on the senior units. Management will continue to attract prospective tenants and improve occupancy by increasing advertisements, outreach to senior organizations and working closely with the local Housing Authority. Several events have taken place to enhance the lease-up and more events are planned for the senior community to attract potential residents. Lease-up completion on the senior building is anticipated to occur in December 2004. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $225,000 each. As a result, the property had a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs. Currently, the general contractor is owed approximately $75,000. The Operating General Partner has made several payments to the general contractor over the past few months. The general contractor has placed a lien on the property for the balance of the outstanding construction costs. The Operating General Partner is in the process of negotiating a settlement with the general contractor. If the $75,000 gap needs to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster. The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors in Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004. The Operating Partnership's mortgage taxes and insurance are current. However, payables of approximately $48,000 were outstanding as of September 30, 2004.

Series 43

As of September 30, 2004 and 2003 the average Qualified Occupancy was 98.6% and 95.6%, respectively. The series had a total of 21 properties at September 30, 2004. Out of the total 20 were at 100% Qualified Occupancy and 1 was in lease up.

For the six months being reported Series 43 reflects a net loss from Operating Partnerships of $533,810, which includes depreciation of $983,325, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, the only remedy for the former Operating General Partner and its affiliates is to appeal the judges decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge filed his final Statement of Decision on August 11, 2004.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. While initial lease-up progressed slowly at three of the buildings which contain a total of 32 family units, 100% of these units were occupied as of April 30, 2004. The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003 and, as of September 30, 2004, 68 of the 99 units were occupied. Due to slow lease-up of the family units, the Operating General Partner, with the approval of the Investment General Partner, hired a new property manager, Lockwood Property Management, ("Lockwood") on November 1, 2003. Lockwood has extensive experience in the south central Michigan housing market and has a proven track record of successfully operating affordable properties. During September 2004, the market was reviewed again and the rents on the one and two bedroom senior units were subsequently lowered to $399 and $499, respectively. Currently, the property is offering free rent from the lease date through the end of 2004 on the senior units. Management will continue to attract prospective tenants and improve occupancy by increasing advertisements, outreach to senior organizations and working closely with the local Housing Authority. Several events have taken place to enhance the lease-up and more events are planned for the senior community to attract potential residents. Lease-up completion on the senior building is anticipated to occur in December 2004. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $225,000 each. As a result, the property had a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs. Currently, the general contractor is owed approximately $75,000. The Operating General Partner has made several payments to the general contractor over the past few months. The general contractor has placed a lien on the property for the balance of the outstanding construction costs. The Operating General Partner is in the process of negotiating a settlement with the general contractor. If the $75,000 gap needs to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster. The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors in Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004. The Operating Partnership's mortgage taxes and insurance are current. However, payables of approximately $48,000 were outstanding as of September 30, 2004.

Series 44

As of September 30, 2004 and 2003 the average Qualified Occupancy was 93.2% and 87.8%, respectively. The series had a total of 8 properties at September 30, 2004. Out of the total 6 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 1 property with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 2004.

For the six months being reported Series 44 reflects a net loss from Operating Partnerships of $120,098, which includes depreciation of $442,740, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

Series 45

As of September 30, 2004 the average Qualified Occupancy was 99.4% and 25%, respectively. The series had a total of 26 properties at September 30, 2004. Out of the total 19 were at 100% Qualified Occupancy and 3 were in active lease-up. The series also had 4 properties that were still under construction at September 30, 2004.

For the six months being reported Series 45 reflects a net loss from Operating Partnerships of $273,044, which includes depreciation of $571,735, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

Series 46

As of September 30, 2004 the average Qualified Occupancy was 99.5%. The series had a total of 12 properties at September 30, 2004. Out of the total 4 were at 100% Qualified Occupancy and 2 were in initial lease up. The series also had 5 properties that were still under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 2004. Since all of the properties were acquired after September 30, 2003, there is no comparative information to report.

For the six months being reported Series 46 reflects a net loss from Operating Partnerships of $10,649, which includes depreciation of $92,141, which is a non-cash item. This is an interim period estimate; it is not indicative of the final year end results.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 19, 2004		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2004	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 19, 2004	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.