Form 10-Q
period 2004-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2005-02-22
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2004

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital	87-101
Statements of Cash Flows	102-157
Notes to Financial Statements	158-191

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	192-242

Item 3. Quantitative and Qualitative Disclosure About Market Risk	243

Item 4. Evaluation of Disclosure and Procedures	243

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	244

Signatures	245

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$422,643,556	$436,741,304

OTHER ASSETS

Cash and cash equivalents	21,222,194	33,051,933
Investments	17,419,029	20,600,420
Notes receivable	7,065,131	8,182,738
Acquisition costs	35,569,975	36,053,820
Other assets	11,379,115	10,020,450
	$515,299,000	$544,650,665

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 38,479	$ 66,482
Accounts payable affiliates	24,651,129	21,701,204
Capital contributions payable	25,380,260	32,845,438
Line of credit	-	-
	50,069,868	54,613,124

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding, as of December 31, 2004	467,712,567	492,272,914
General Partner	(2,517,235)	(2,269,173)
Unrealized gain (loss) on securities
available for sale, net	33,800	33,800
	465,229,132	490,037,541
	$515,299,000	$544,650,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 5,862,329	$ 9,951,958

OTHER ASSETS
Cash and cash equivalents	2,484,615	252,117
Investments	-	-
Notes receivable	-	-
Acquisition costs	77,695	80,374
Other assets	1,817,330	1,796,298
	$ 10,241,969	$ 12,080,747

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,716,283	3,558,524
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,104,309	3,946,550

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of December 31, 2004	7,396,848	8,383,420
General Partner	(259,188)	(249,223)
Unrealized gain (loss) on securities
available for sale, net	-	-
	7,137,660	8,134,197
	$ 10,241,969	$ 12,080,747

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,164,366	$ 1,527,512

OTHER ASSETS
Cash and cash equivalents	104,954	142,893
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs	42,496	43,962
Other assets	280,233	280,232
	$ 2,049,688	$ 2,452,238

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	997,250	852,869
Capital contributions payable	457,642	457,642
Line of credit	-	-
	1,454,892	1,310,511

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of December 31, 2004	750,800	1,292,262
General Partner	(156,004)	(150,535)
Unrealized gain (loss) on securities
available for sale, net	-	-
	594,796	1,141,727
	$ 2,049,688	$ 2,452,238

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,992,637	$ 7,983,840

OTHER ASSETS
Cash and cash equivalents	262,626	320,139
Investments	-	-
Notes receivable	450,980	450,981
Acquisition costs	133,540	138,145
Other assets	167,344	167,344
	$ 8,007,127	$ 9,060,449

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,035,458	1,889,514
Capital contributions payable	477,996	479,496
Line of credit	-	-
	2,513,454	2,369,010

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of December 31, 2004	5,657,818	6,843,606
General Partner	(164,145)	(152,167)
Unrealized gain (loss) on securities
available for sale, net	-	-
	5,493,673	6,691,439
	$ 8,007,127	$ 9,060,449

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,315,565	$14,271,144

OTHER ASSETS
Cash and cash equivalents	132,645	140,695
Investments	-	-
Notes receivable	-	-
Acquisition costs	198,593	205,442
Other assets	269,370	269,370
	$13,916,173	$14,886,651

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,494,674	1,314,475
Capital contributions payable	117,796	117,796
Line of credit	-	-
	1,612,470	1,432,271

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, December 31, 2004	12,465,512	13,604,682
General Partner	(161,809)	(150,302)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,303,703	13,454,380
	$13,916,173	$14,886,651

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,377,415	$ 7,862,910

0THER ASSETS
Cash and cash equivalents	214,236	221,188
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs	221,948	229,602
Other assets	857,394	857,394
	$ 8,826,471	$ 9,326,572

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 678	$ 678
Accounts payable affiliates	1,542,384	1,373,004
Capital contributions payable	368,239	368,239
Line of credit	-	-
	1,911,301	1,741,921

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of December 31, 2004	7,031,317	7,694,103
0eneral Partner	(116,147)	(109,452)
Unrealized gain (loss) on securities
available for sale, net	-	-
	6,915,170	7,584,651
	$ 8,826,471	$ 9,326,572

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,585,847	$14,051,041

OTHER ASSETS
Cash and cash equivalents	441,148	443,860
Investments	-	-
Notes receivable	-	-
Acquisition costs	222,899	230,586
Other assets	746,785	746,785
	$14,996,679	$15,472,272

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 978
Accounts payable affiliates	1,340,561	1,136,057
Capital contributions payable	943,704	943,704
Line of credit	-	-
	2,285,243	2,080,739

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of December 31, 2004	12,841,766	13,515,062
General Partner	(130,330)	(123,529)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,711,436	13,391,533
	$14,996,679	$15,472,272

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,535,618	$22,225,204

OTHER ASSETS
Cash and cash equivalents	354,137	447,941
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs	393,015	405,693
Other assets	1,564,626	1,564,626
	$23,983,218	$24,779,286

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	2,316,164	2,090,807
Capital contributions payable	1,443,838	1,443,838
Line of credit	-	-
	3,760,092	3,534,735

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of December 31, 2004	20,361,148	21,372,359
General Partner	(138,022)	(127,808)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,223,126	21,244,551
	$23,983,218	$24,779,286

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,435,792	$13,905,222

OTHER ASSETS
Cash and cash equivalents	125,420	234,047
Investments	-	-
Notes receivable	-	-
Acquisition costs	325,091	336,302
Other assets	172,425	172,425
	$14,058,728	$14,647,996

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,591,717	1,455,313
Capital contributions payable	39,749	39,749
Line of credit	-	-
	1,631,466	1,495,062

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of December 31, 2004	12,509,437	13,227,852
General Partner	(82,175)	(74,918)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,427,262	13,152,934
	$14,058,728	$14,647,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,846,052	$23,747,689

OTHER ASSETS
Cash and cash equivalents	254,798	464,935
Investments	-	-
Notes receivable	605,000	605,000
Acquisition costs	71,786	74,262
Other assets	2,595	2,595
	$23,780,231	$24,894,481

LIABILITIES

Accounts payable & accrued expenses (Note C)	$	$ 28,003
Accounts payable affiliates	-	-
Capital contributions payable	40,968	40,968
Line of credit	-	-
	40,968	68,971

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of December 31, 2004	23,845,618	24,921,003
General Partner	(106,355)	(95,493)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,739,263	24,825,510
	$23,780,231	$24,894,481

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,616,409	$19,475,261

OTHER ASSETS
Cash and cash equivalents	262,874	328,122
Investments	164,800	161,713
Notes receivable	20,935	20,935
Acquisition costs	71,970	74,450
Other assets	675	604
	$19,137,663	$20,061,085

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	964,263	760,776
Capital contributions payable	66,718	86,718
Line of credit	-	-
	1,030,981	847,494

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of December 31, 2004	18,264,521	19,360,361
General Partner	(157,577)	(146,508)
Unrealized gain (loss) on securities
available for sale, net	(262)	(262)
	18,106,682	19,213,591
	$19,137,663	$20,061,085

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,446,063	$15,343,813

OTHER ASSETS
Cash and cash equivalents	87,751	124,788
Investments	-	-
Notes receivable	273,842	273,842
Acquisition costs	461,890	477,819
Other assets	39,235	1,771
	$15,308,781	$16,222,033

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	350,097	184,407
Capital contributions payable	128,167	128,167
Line of credit	-	-
	478,264	312,574

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of December 31, 2004	14,909,268	15,977,421
General Partner	(78,751)	(67,962)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,830,517	15,909,459
	$15,308,781	$16,222,033

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,718,829	$22,596,325

OTHER ASSETS
Cash and cash equivalents	175,696	487,978
Investments	-	-
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	147,047	147,047
	$22,697,247	$23,887,025

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	264,960	264,960
Capital contributions payable	682,058	695,771
Line of credit	-	-
	947,018	960,731

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of December 31, 2004	21,911,986	23,076,290
General Partner	(161,757)	(149,996)
Unrealized gain (loss) on securities
available for sale, net	-	-
	21,750,229	22,926,294
	$22,697,247	$23,887,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,980,607	$27,979,243

OTHER ASSETS
Cash and cash equivalents	170,436	319,905
Investments	-	-
Notes receivable	409,907	536,581
Acquisition costs	661,269	684,066
Other assets	348,301	448,301
	$28,570,520	$29,968,096

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	927,780	679,092
Capital contributions payable	520,571	902,467
Line of credit	-	-
	1,448,351	1,581,559

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of December 31, 2004	27,257,309	28,509,033
General Partner	(135,140)	(122,496)
Unrealized gain (loss) on securities
available for sale, net	-	-
	27,122,169	28,386,537
	$28,570,520	$29,968,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,316,058	$15,749,412

OTHER ASSETS
Cash and cash equivalents	195,157	194,499
Investments	-	-
Notes receivable	62,966	74,696
Acquisition costs	593,331	613,790
Other assets	133,131	133,131
	$16,300,643	$16,765,528

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	597,839	467,366
Capital contributions payable	202,285	202,285
Line of credit	-	-
	800,124	669,651

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of December 31, 2004	15,571,294	16,160,698
General Partner	(70,775)	(64,821)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,500,519	16,095,877
	$16,300,643	$16,765,528

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,227,445	$20,605,779

OTHER ASSETS
Cash and cash equivalents	227,744	248,852
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs	942,958	975,473
Other assets	11,473	11,473
	$20,413,167	$21,845,124

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,110,089	890,192
Capital contributions payable	75,968	85,968
Line of credit	-	-
	1,186,057	976,160

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of December 31, 2004	19,335,230	20,960,665
General Partner	(108,120)	(91,701)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,227,110	20,868,964
	$20,413,167	$21,845,124

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,882,053	$18,651,926

OTHER ASSETS
Cash and cash equivalents	625,050	568,900
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,672,233	2,764,380
Other assets	124,353	196,002
	$21,626,473	$22,503,992

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	451,452	300,478
Capital contributions payable	603,740	603,740
Line of credit	-	-
	1,055,192	904,218

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of December 31, 2004	20,647,593	21,665,801
General Partner	(76,312)	(66,027)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,571,281	21,599,774
	$21,626,473	$22,503,992

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,992,940	$11,525,838

OTHER ASSETS
Cash and cash equivalents	72,553	79,639
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	1,834,837	1,898,107
Other assets	338,277	338,277
	$13,561,391	$14,164,645

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	761,732	634,828
Capital contributions payable	657,998	657,998
Line of credit	-	-
	1,419,730	1,292,826

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of December 31, 2004	12,198,908	12,921,764
General Partner	(57,247)	(49,945)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,141,661	12,871,819
	$13,561,391	$14,164,645

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,802,543	$15,180,208

OTHER ASSETS
Cash and cash equivalents	390,988	168,094
Investments	-	-
Notes receivable	131,073	155,490
Acquisition costs	2,047,376	2,114,865
Other assets	98,159	277,840
	$17,470,139	$17,896,497

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	617,155	463,506
Capital contributions payable	155,363	155,363
Line of credit	-	-
	772,518	618,869

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of December 31, 2004	16,746,208	17,320,415
General Partner	(48,587)	(42,787)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,697,621	17,277,628
	$17,470,139	$17,896,497

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,124,552	$15,667,255

OTHER ASSETS
Cash and cash equivalents	187,029	139,965
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,325,601	2,397,527
Other assets	4,875	64,336
	$17,642,057	$18,269,083

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	542,066	414,973
Capital contributions payable	117,735	117,735
Line of credit	-	-
	659,801	532,708

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, December 31, 2004	17,030,718	17,777,296
General Partner	(48,462)	(40,921)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,982,256	17,736,375
	$17,642,057	$18,269,083

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,029,711	$13,521,338

OTHER ASSETS
Cash and cash equivalents	189,930	96,315
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,150,672	2,216,508
Other assets	184,159	294,028
	$15,554,472	$16,128,189

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	601,358	494,497
Capital contributions payable	-	-
Line of credit	-	-
	$ 601,358	494,497

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of December 31, 2004	15,000,025	15,673,797
General Partner	(46,911)	(40,105)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,953,114	15,633,692
	$15,554,472	$16,128,189

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,620,316	$17,263,072

OTHER ASSETS
Cash and cash equivalents	13,705	40,313
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,615,741	2,692,163
Other assets	325,418	325,418
	$19,575,180	$20,320,966

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 36,733	$ 36,733
Accounts payable affiliates	905,281	750,951
Capital contributions payable	152,424	152,424
Line of credit	-	-
	1,094,438	940,108

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of December 31, 2004	18,520,877	19,411,992
General Partner	(40,135)	(31,134)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,480,742	19,380,858
	$19,575,180	$20,320,966

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,330,318	$18,522,070

OTHER ASSETS
Cash and cash equivalents	166,959	323,017
Investments	-	-
Notes receivable	2,858,894	50,000
Acquisition costs		2,941,043
Other assets	627,489	419,693
	$19,983,660	$22,255,823

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	884,162	683,357
Capital contributions payable	480,554	838,164
Line of credit	-	-
	1,364,716	1,521,521

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of December 31, 2004	18,683,315	20,777,519
General Partner	(64,371)	(43,217)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,618,944	20,734,302
	$19,983,660	$22,255,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,089,910	$17,580,082

OTHER ASSETS
Cash and cash equivalents	448,366	1,858,784
Investments	-	-
Notes receivable	1,084,924	1,065,305
Acquisition costs	2,913,041	2,948,991
Other assets	450,939	278,222
	$21,987,180	$23,731,384

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	698,228	516,481
Capital contributions payable	913,898	2,026,211
Line of credit	-	-
	1,612,126	2,542,692

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of December 31, 2004	20,407,534	21,213,036
General Partner	(32,480)	(24,344)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,375,054	21,188,692
	$21,987,180	$23,731,384

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,015,185	$ 24,108,220

OTHER ASSETS
Cash and cash equivalents	622,150	1,723,622
Investments	380,934	2,401,514
Notes receivable	1,102,775	1,317,945
Acquisition costs	3,754,066	3,812,241
Other assets	192,354	201,025
	$29,067,464	$33,564,567

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	623,071	395,891
Capital contributions payable	1,111,386	4,608,555
Line of credit	-	-
	1,734,457	5,004,446

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding, as of December 31, 2004	27,367,673	28,582,516
General Partner	(43,968)	(31,697)
Unrealized gain (loss) on securities
available for sale, net	9,302	9,302
	27,333,007	28,560,121
	$29,067,464	$33,564,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	December 31, 2004 (Unaudited)	March 31 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,493,889	$ 14,763,643

OTHER ASSETS
Cash and cash equivalents	2,205,946	1,867,420
Investments	4,054,529	3,964,717
Notes receivable	-	747,691
Acquisition costs	2,683,617	2,755,762
Other assets	110,234	1,250
	$23,548,215	$24,100,483

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	275,131	116,471
Capital contributions payable	1,700,804	2,077,152
Line of credit	-	-
	1,975,935	2,193,623

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding, as of December 31, 2004	21,581,336	21,912,570
General Partner	(17,924)	(14,578)
Unrealized gain (loss) on securities
Available for sale, net	8,868	8,868
	21,572,280	21,906,860
	$23,548,215	$24,100,483

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	December 31, 2004 (Unaudited)	March 31 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,686,727	$22,349,618

OTHER ASSETS
Cash and cash equivalents	3,791,634	5,967,616
Investments	9,520,767	10,634,756
Notes receivable	869,000	830,543
Acquisition costs	3,021,675	2,897,541
Other assets	495,959	1,014,271
	$41,385,762	$43,694,345

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	7,458,379	9,227,492
Line of credit	-	-
	7,458,379	9,227,492

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding, as of December 31, 2004	33,920,667	34,454,769
General Partner	(10,812)	(5,444)
Unrealized gain (loss) on securities
available for sale, net	17,528	17,528
	33,927,383	34,466,853
	$41,385,762	$43,694,345

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,154,380	$ 10,331,681

OTHER ASSETS
Cash and cash equivalents	7,013,647	15,846,289
Investments	3,297,999	3,437,720
Notes receivable		-
Acquisition costs	2,273,741	2,044,726
Other assets	1,868,935	10,692
	$31,608,702	$31,671,108

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	41,974	12,415
Capital contributions payable	6,074,254	5,999,770
Line of credit	-	-
	6,116,228	6,012,185

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding, as of December 31, 2004	25,497,841	25,662,622
General Partner	(3,731)	(2,063)
Unrealized gain (loss) on securities
available for sale, net	(1,636)	(1,636)
	25,492,474	25,658,923
	$31,608,702	$31,671,108

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2004	2003

Income
Interest income	$ 300,546	$ 368,442
Other income	7,001	46,500
	307,547	414,942

Share of loss from Operating Partnerships (Note D)	(5,963,455)	(5,414,083)

Expenses
Professional fees	71,632	109,891
Fund management fee (Note C)	1,643,002	1,633,122
Organization costs	-	81,813
Amortization	439,108	438,544
General and administrative expenses	256,463	362,770
	2,410,205	2,626,140

NET INCOME (LOSS)	$(8,066,113)	$(7,625,281)

Net income (loss) allocated to limited partners	$(7,985,451)	$(7,549,029)

Net income (loss) allocated to general partner	$ (80,662)	$ (76,252)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2004	2003

Income
Interest income	$ 2,354	$ 242
Other income	-	900
	2,354	1,142

Share of loss from Operating Partnerships(Note D)	(166,462)	(182,989)

Expenses
Professional fees	2,809	10,788
Fund management fee (Note C)	80,061	89,660
Organization costs	-	-
Amortization	893	893
General and administrative expenses	7,906	10,949
	91,669	112,290

NET INCOME (LOSS)	$ (255,777)	$ (294,137)

Net income (loss) allocated to limited partners	$ (253,219)	$ (291,196)

Net income (loss) allocated to general partner	$ (2,558)	$ (2,941)

Net income (loss) per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2004	2003

Income
Interest income	$ 105	$ 181
Other income	-	450
	105	631

Share of loss from Operating Partnerships(Note D)	(109,103)	(168,997)

Expenses
Professional fees	2,981	6,447
Fund management fee (Note C)	54,608	56,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	4,170	6,634
	62,247	70,029

NET INCOME (LOSS)	$ (171,245)	$ (238,395)

Net income (loss) allocated to limited partners	$ (169,533)	$ (236,011)

Net income (loss) allocated to general partner	$ (1,712)	$ (2,384)

Net income (loss) per BAC	$ (.09)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2004	2003

Income
Interest income	$ 258	$ 350
Other income	-	2,400
	258	2,750

Share of loss from Operating Partnerships(Note D)	(282,879)	(220,094)

Expenses
Professional fees	1,219	634
Fund management fee (Note C)	60,119	60,374
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	5,665	8,699
	68,538	71,242

NET INCOME (LOSS)	$ (351,159)	$ (288,586)

Net income (loss) allocated to limited partners	$ (347,647)	$ (285,700)

Net income (loss) allocated to general partner	$ (3,512)	$ (2,886)

Net income (loss) per BAC	$ (.14)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2004	2003

Income
Interest income	$ 125	$ 141
Other income	801	2,400
	926	2,541

Share of loss from Operating Partnerships(Note D)	(310,271)	(157,418)

Expenses
Professional fees	1,455	3,255
Fund management fee (Note C)	56,002	55,079
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	7,137	10,259
	66,877	70,876

NET INCOME (LOSS)	$ (376,222)	$ (225,753)

Net income (loss) allocated to limited partners	$ (372,460)	$ (223,495)

Net income (loss) allocated to general partner	$ (3,762)	$ (2,258)

Net income (loss) per BAC	$ (.11)	$ (.07)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2004	2003

Income
Interest income	$ 208	$ 213
Other income	-	1,500
	208	1,713

Share of loss from Operating Partnerships(Note D)	(127,915)	(81,799)

Expenses
Professional fees	1,075	4,365
Fund management fee (Note C)	49,674	53,084
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	4,558	8,647
	57,858	68,647

NET INCOME (LOSS)	$ (185,565)	$ (148,733)

Net income (loss) allocated to limited partners	$ (183,709)	$ (147,246)

Net income (loss) allocated to general partner	$ (1,856)	$ (1,487)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2004	2003

Income
Interest income	$ 438	$ 479
Other income	-	3,900
	438	4,379

Share of loss from Operating Partnerships(Note D)	(108,818)	(230,954)

Expenses
Professional fees	4,560	1,985
Fund management fee (Note C)	67,202	65,702
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	6,130	9,481
	81,697	80,973

NET INCOME (LOSS)	$ (190,077)	$ (307,548)

Net income (loss) allocated to limited partners	$ (188,176)	$ (304,473)

Net income (loss) allocated to general partner	$ (1,901)	$ (3,075)

Net income (loss) per BAC	$ (.06)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2004	2003

Income
Interest income	$ 343	$ 352
Other income	-	2,400
	343	2,752

Share of loss from Operating Partnerships(Note D)	(189,819)	(401,947)

Expenses
Professional fees	2,692	8,500
Fund management fee (Note C)	97,586	104,517
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	6,618	14,890
	111,122	132,133

NET INCOME (LOSS)	$ (300,598)	$ (531,328)

Net income (loss) allocated to limited partners	$ (297,592)	$ (526,015)

Net income (loss) allocated to general partner	$ (3,006)	$ (5,313)

Net income (loss) per BAC	$ (.07)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2004	2003

Income
Interest income	$ 122	$ 348
Other income	-	3,900
	122	4,248

Share of loss from Operating Partnerships(Note D)	(131,762)	(187,202)

Expenses
Professional fees	1,095	1,945
Fund management fee (Note C)	78,594	77,094
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	3,849	7,700
	87,452	90,653

NET INCOME (LOSS)	$ (219,092)	$ (273,607)

Net income (loss) allocated to limited partners	$ (216,901)	$ (270,871)

Net income (loss) allocated to general partner	$ (2,191)	$ (2,736)

Net income (loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2004	2003

Income
Interest income	$ 281	$ 536
Other income	-	4,050
	281	4,586

Share of loss from Operating Partnerships(Note D)	(231,633)	(302,712)

Expenses
Professional fees	2,691	8,499
Fund management fee (Note C)	69,593	82,529
Organization costs	-	-
Amortization	825	825
General and administrative expenses	5,879	10,935
	78,988	102,788

NET INCOME (LOSS)	$ (310,340)	$ (400,914)

Net income (loss) allocated to limited partners	$ (307,237)	$ (396,905)

Net income (loss) allocated to general partner	$ (3,103)	$ (4,009)

Net income (loss) per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2004	2003

Income
Interest income	$ 2,421	$ 1,140
Other income	3,100	12,150
	5,521	13,290

Share of loss from Operating Partnerships(Note D)	(311,861)	(289,501)

Expenses
Professional fees	2,541	4,567
Fund management fee (Note C)	75,064	82,995
Organization costs	-	-
Amortization	828	828
General and administrative expenses	7,256	12,582
	85,689	100,972

NET INCOME (LOSS)	$ (392,029)	$ (377,183)

Net income (loss) allocated to limited partners	$ (388,109)	$ (373,411)

Net income (loss) allocated to general partner	$ (3,920)	$ (3,772)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2004	2003

Income
Interest income	$ 87	$ 81
Other income	-	7,950
	87	8,031

Share of loss from Operating Partnerships(Note D)	(328,782)	(233,581)

Expenses
Professional fees	1,984	1,269
Fund management fee (Note C)	51,900	50,907
Organization costs	-	-
Amortization	5,310	5,310
General and administrative expenses	3,897	8,044
	63,091	65,530

NET INCOME (LOSS)	$ (391,786)	$ (291,080)

Net income (loss) allocated to limited partners	$ (387,868)	$ (288,169)

Net income (loss) allocated to general partner	$ (3,918)	$ (2,911)

Net income (loss) per BAC	$ (.15)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2004	2003

Income
Interest income	$ 213	$ 254
Other income	3,100	-
	3,313	254

Share of loss from Operating Partnerships(Note D)	(387,761)	(365,058)

Expenses
Professional fees	929	634
Fund management fee (Note C)	97,860	99,360
Organization costs	-	-
Amortization	-	-
General and administrative expenses	6,120	11,081
	104,909	111,075

NET INCOME (LOSS)	$ (489,357)	$ (475,879)

Net income (loss) allocated to limited partners	$ (484,463)	$ (471,120)

Net income (loss) allocated to general partner	$ (4,894)	$ (4,759)

Net income (loss) per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2004	2003

Income
Interest income	$ 162	$ 237
Other income	-	4,500
	162	4,737

Share of loss from Operating Partnerships(Note D)	(333,578)	(279,197)

Expenses
Professional fees	1,847	4,812
Fund management fee (Note C)	77,436	82,226
Organization costs	-	-
Amortization	9,181	9,181
General and administrative expenses	6,639	15,515
	95,103	111,734

NET INCOME (LOSS)	$ (428,519)	$ (386,194)

Net income (loss) allocated to limited partners	$ (424,234)	$ (382,332)

Net income (loss) allocated to general partner	$ (4,285)	$ (3,862)

Net income (loss) per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2004	2003

Income
Interest income	$ 185	$ 191
Other income	-	-
	185	191

Share of loss from Operating Partnerships(Note D)	(129,953)	(163,582)

Expenses
Professional fees	1,105	2,046
Fund management fee (Note C)	36,822	43,491
Organization costs	-	-
Amortization	6,820	6,820
General and administrative expenses	3,687	8,355
	48,434	60,712

NET INCOME (LOSS)	$ (178,202)	$ (224,103)

Net income (loss) allocated to limited partners	$ (176,420)	$ (221,862)

Net income (loss) allocated to general Partner	$ (1,782)	$ (2,241)

Net income (loss) per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2004	2003

Income
Interest income	$ 231	$ 267
Other income	-	-
	231	267

Share of loss from Operating Partnerships(Note D)	(533,091)	(372,380)

Expenses
Professional fees	869	634
Fund management fee (Note C)	70,019	72,099
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	5,034	10,297
	86,906	94,014

NET INCOME (LOSS)	$ (619,766)	$ (466,127)

Net income (loss) allocated to limited partners	$ (613,568)	$ (461,466)

Net income (loss) allocated to general partner	$ (6,198)	$ (4,661)

Net income (loss) per BAC	$ (.17)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2004	2003

Income
Interest income	$ 974	$ 760
Other income	-	-
	974	760

Share of loss from Operating Partnerships(Note D)	(273,288)	(199,454)

Expenses
Professional fees	854	634
Fund management fee (Note C)	53,890	57,090
Organization costs	-	-
Amortization	32,309	32,310
General and administrative expenses	4,859	9,979
	91,912	100,013

NET INCOME (LOSS)	$ (364,226)	$ (298,707)

Net income (loss) allocated to limited partners	$ (360,584)	$ (295,720)

Net income (loss) allocated to general partner	$ (3,642)	$ (2,987)

Net income (loss) per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2004	2003

Income
Interest income	$ 68	$ 35
Other income	-	-
	68	35

Share of loss from Operating Partnerships(Note D)	(169,662)	(150,652)

Expenses
Professional fees	1,737	3,255
Fund management fee (Note C)	39,572	37,572
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	5,036	7,526
	68,461	70,469

NET INCOME (LOSS)	$ (238,055)	$ (221,086)

Net income (loss) allocated to limited partners	$ (235,674)	$ (218,875)

Net income (loss) allocated to general partner	$ (2,381)	$ (2,211)

Net income (loss) per BAC	$ (.11)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2004	2003

Income
Interest income	$ 365	$ 136
Other income	-	-
	365	136

Share of loss from Operating Partnerships(Note D)	(147,815)	(202,338)

Expenses
Professional fees	798	993
Fund management fee (Note C)	51,216	44,238
Organization costs	-	-
Amortization	24,914	23,705
General and administrative expenses	3,303	7,851
	80,231	76,787

NET INCOME (LOSS)	$ (227,681)	$ (278,989)

Net income (loss) allocated to limited partners	$ (225,404)	$ (276,199)

Net income (loss) allocated to general partner	$ (2,277)	$ (2,790)

Net income (loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2004	2003

Income
Interest income	$ 178	$ 145
Other income	-	-
	178	145

Share of loss from Operating Partnerships(Note D)	(174,186)	(222,881)

Expenses
Professional fees	1,397	3,255
Fund management fee (Note C)	41,100	41,100
Organization costs	-	-
Amortization	24,728	24,728
General and administrative expenses	5,793	8,370
	73,018	77,453

NET INCOME (LOSS)	$ (247,026)	$ (300,189)

Net income (loss) allocated to limited partners	$ (244,556)	$ (297,187)

Net income (loss) allocated to general partner	$ (2,470)	$ (3,002)

Net income (loss) per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2004	2003

Income
Interest income	$ 178	$ 90
Other income	-	-
	178	90

Share of loss from Operating Partnerships(Note D)	(136,724)	(245,467)

Expenses
Professional fees	1,379	3,255
Fund management fee (Note C)	26,700	34,200
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	5,901	8,108
	56,561	68,144

NET INCOME (LOSS)	$ (193,107)	$ (313,521)

Net income (loss) allocated to limited partners	$ (191,176)	$ (310,386)

Net income (loss) allocated to general partner	$ (1,931)	$ (3,135)

Net income (loss) per BAC	$ (.08)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2004	2003

Income
Interest income	$ 13	$ 35
Other income	-	-
	13	35

Share of loss from Operating Partnerships(Note D)	(212,217)	(238,239)

Expenses
Professional fees	2,237	4,598
Fund management fee (Note C)	48,501	42,070
Organization costs	-	-
Amortization	28,433	28,429
General and administrative expenses	5,605	8,303
	84,776	83,400

NET INCOME (LOSS)	$ (296,980)	$ (321,604)

Net income (loss) allocated to limited partners	$ (294,010)	$ (318,388)

Net income (loss) allocated to general partner	$ (2,970)	$ (3,216)

Net income (loss) per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2004	2003

Income
Interest income	$ 3,343	$ -
Other income	-	-
	3,343	-

Share of loss from Operating Partnerships(Note D)	(539,064)	(185,524)

Expenses
Professional fees	2,194	4,318
Fund management fee (Note C)	67,747	58,952
Organization costs	-	-
Amortization	33,472	33,472
General and administrative expenses	6,751	11,030
	110,164	107,644

NET INCOME (LOSS)	$ (645,885)	$ (293,168)

Net income (loss) allocated to limited partners	$ (639,426)	$ (290,236)

Net income (loss) allocated to general partner	$ (6,459)	$ (2,932)

Net income (loss) per BAC	$ (.22)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2004	2003

Income
Interest income	$ 2,049	$ 106,529
Other income	-	-
	2,049	106,529

Share of loss from Operating Partnerships(Note D)	(153,563)	(146,812)

Expenses
Professional fees	1,410	3,574
Fund management fee (Note C)	50,127	35,609
Organization costs	-	-
Amortization	29,028	89,960
General and administrative expenses	6,976	15,599
	87,541	144,742

NET INCOME (LOSS)	$ (239,055)	$ (185,025)

Net income (loss) allocated to limited partners	$ (236,664)	$ (183,175)

Net income (loss) allocated to general partner	$ (2,391)	$ (1,850)

Net income (loss) per BAC	$ (.09)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2004	2003

Income
Interest income	$ 24,215	$ 160,479
Other income	-	-
	24,215	160,479

Share of loss from Operating Partnerships(Note D)	(352,703)	(117,170)

Expenses
Professional fees	3,874	6,309
Fund management fee (Note C)	67,444	64,995
Organization costs	-
Amortization	41,169	107,728
General and administrative expenses	14,407	33,947
	126,894	212,979

NET INCOME (LOSS)	$ (455,382)	$ (169,670)

Net income (loss) allocated to limited partners	$ (450,828)	$ (167,973)

Net income (loss) allocated to general partner	$ (4,554)	$ (1,697)

Net income (loss) per BAC	$ (0.12)	$ (0.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2004	2003

Income
Interest income	$ 67,025	$ 27,209
Other income	-	-
	67,025	27,209

Share of loss from Operating Partnerships(Note D)	(57,170)	(64,651)

Expenses
Professional fees	7,082	4,247
Fund management fee (Note C)	52,887	69,660
Organization costs	-	-
Amortization	25,315	-
General and administrative expenses	20,920	33,385
	106,204	107,292

NET INCOME (LOSS)	$ (96,349)	$ (144,734)

Net income (loss) allocated to limited partners	$ (95,386)	$ (143,287)

Net income (loss) allocated to general partner	$ (963)	$ (1,447)

Net income (loss) per BAC	$ (0.04)	$ (0.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2004	2003

Income
Interest income	$ 137,396	$ 49,802
Other income	-	-
	137,396	49,802

Share of loss from Operating Partnerships(Note D)	(73,987)	(3,484)

Expenses
Professional fees	12,384	10,399
Fund management fee (Note C)	67,532	59,127
Organization costs		-
Amortization	33,838	-
General and administrative expenses	62,869	54,482
	176,623	124,008

NET INCOME (LOSS)	$ (113,214)	$ (77,690)

Net income (loss) allocated to limited partners	$ (112,082)	$ (76,913)

Net income (loss) allocated to general partner	$ (1,132)	$ (777)

Net income (loss) per BAC	$ (0.03)	$ (0.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2004	2003

Income
Interest income	$ 57,209	$ 18,210
Other income	-	-
	57,209	18,210

Share of gain from Operating Partnerships(Note D)	10,612	-

Expenses
Professional fees	6,434	4,674
Fund management fee (Note C)	53,746	12,932
Organization costs		81,813
Amortization	67,562	-
General and administrative expenses	29,498	10,122
	157,240	109,541

NET INCOME (LOSS)	$ (89,419)	$ (91,331)

Net income (loss) allocated to limited partners	$ (88,525)	$ (90,418)

Net income (loss) allocated to general partner	$ (894)	$ (913)

Net income (loss) per BAC	$ (0.03)	$ (0.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2004	2003

Income
Interest income	$ 860,381	$ 698,110
Other income	20,737	48,836
	881,118	746,946

Share of loss from Operating Partnerships (Note D)	(18,400,924)	(16,927,614)

Expenses
Professional fees	680,880	705,555
Fund management fee (Note C)	4,618,359	4,376,681
Organization costs	-	160,044
Amortization	1,183,230	920,250
General and administrative expenses	803,872	704,066
	7,286,341	6,866,596

NET INCOME (LOSS)	$(24,806,147)	$(23,047,264)

Net income (loss) allocated to limited partners	$(24,558,085)	$(22,816,791)

Net income (loss) allocated to general partner	$ (248,062)	$ (230,473)

Net income (loss) per BAC	$ (.30)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2004	2003

Income
Interest income	$ 6,828	$ 880
Other income	7,423	3,236
	14,251	4,116

Share of loss from Operating Partnerships(Note D)	(714,254)	(497,054)

Expenses
Professional fees	32,477	39,684
Fund management fee (Note C)	243,968	246,534
Organization costs	-	-
Amortization	2,679	2,679
General and administrative expenses	17,410	21,570
	296,534	310,467

NET INCOME (LOSS)	$ (996,537)	$ (803,405)

Net income (loss) allocated to limited partners	$ (986,572)	$ (795,371)

Net income (loss) allocated to general partner	$ (9,965)	$ (8,034)

Net income (loss) per BAC	$ (.26)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2004	2003

Income
Interest income	$ 355	$ 698
Other income	-	450
	355	1,148

Share of loss from Operating Partnerships(Note D)	(363,146)	(400,186)

Expenses
Professional fees	18,541	34,837
Fund management fee (Note C)	152,528	168,380
Organization costs	-	-
Amortization	1,465	1,465
General and administrative expenses	11,606	13,322
	184,140	218,004

NET INCOME (LOSS)	$ (546,931)	$ (617,042)

Net income (loss) allocated to limited partners	$ (541,462)	$ (610,872)

Net income (loss) allocated to general partner	$ (5,469)	$ (6,170)

Net income (loss) per BAC	$ (.29)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2004	2003

Income
Interest income	$ 813	$ 1,265
Other income	2,913	2,400
	3,726	3,665

Share of loss from Operating Partnerships(Note D)	(982,620)	(660,231)

Expenses
Professional fees	24,678	24,772
Fund management fee (Note C)	175,700	182,704
Organization costs	-	-
Amortization	4,605	4,605
General and administrative expenses	13,889	16,583
	218,872	228,664

NET INCOME (LOSS)	$ (1,197.766)	$ (885,230)

Net income (loss) allocated to limited partners	$ (1,185,788)	$ (876,378)

Net income (loss) allocated to general partner	$ (11,978)	$ (8,852)

Net income (loss) per BAC	$ (.46)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2004	2003

Income
Interest income	$ 395	$ 561
Other income	801	2,400
	1,196	2,961

Share of loss from Operating Partnerships(Note D)	(945,000)	(706,677)

Expenses
Professional fees	24,480	30,358
Fund management fee (Note C)	159,385	171,961
Organization costs	-	-
Amortization	6,848	6,848
General and administrative expenses	16,160	19,880
	206,873	229,047

NET INCOME (LOSS)	$(1,150,677)	$ (932,763)

Net income (loss) allocated to limited partners	$(1,139,170)	$ (923,435)

Net income (loss) allocated to general partner	$ (11,507)	$ (9,328)

Net income (loss) per BAC	$ (.34)	$ (.28)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2004	2003

Income
Interest income	$ 636	$ 834
Other income	-	1,500
	636	2,334

Share of loss from Operating Partnerships(Note D)	(482,260)	(285,976)

Expenses
Professional fees	23,870	28,771
Fund management fee (Note C)	144,066	128,817
Organization costs	-	-
Amortization	7,653	7,653
General and administrative expenses	12,268	15,086
	187,857	180,327

NET INCOME (LOSS)	$ (669,481)	$ (463,969)

Net income (loss) allocated to limited partners	$ (662,786)	$ (459,329)

Net income (loss) allocated to general partner	$ (6,695)	$ (4,640)

Net income (loss) per BAC	$ (.31)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2004	2003

Income
Interest income	$ 1,347	$ 1,635
Other income	-	3,900
	1,347	5,535

Share of loss from Operating Partnerships(Note D)	(461,450)	(744,804)

Expenses
Professional fees	31,330	30,081
Fund management fee (Note C)	162,198	179,957
Organization costs	-	-
Amortization	11,414	11,414
General and administrative expenses	15,052	19,255
	219,994	240,707

NET INCOME (LOSS)	$ (680,097)	$ (979,976)

Net income (loss) allocated to limited partners	$ (673,296)	$ (970,176)

Net income (loss) allocated to general partner	$ (6,801)	$ (9,800)

Net income (loss) per BAC	$ (.22)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2004	2003

Income
Interest income	$ 1,078	$ 1,453
Other income	-	2,400
	1,078	3,853

Share of loss from Operating Partnerships(Note D)	(669,831)	(1,274,899)

Expenses
Professional fees	39,410	52,918
Fund management fee (Note C)	284,059	279,480
Organization costs	-	-
Amortization	12,678	12,678
General and administrative expenses	16,525	26,162
	352,672	371,238

NET INCOME (LOSS)	$(1,021,425)	$(1,642,284)

Net income (loss) allocated to limited partners	$(1,011,211)	$(1,625,861)

Net income (loss) allocated to general partner	$ (10,214)	$ (16,423)

Net income (loss) per BAC	$ (.25)	$ (.41)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2004	2003

Income
Interest income	$ 412	$ 1,098
Other income	108	3,900
	520	4,998

Share of loss from Operating Partnerships(Note D)	(464,818)	(578,006)

Expenses
Professional fees	19,569	21,628
Fund management fee (Note C)	218,120	220,873
Organization costs	-	-
Amortization	11,741	11,741
General and administrative expenses	11,944	14,809
	261,374	269,051

NET INCOME (LOSS)	$ (725,672)	$ (842,059)

Net income (loss) allocated to limited partners	$ (718,415)	$ (833,638)

Net income (loss) allocated to general partner	$ (7,257)	$ (8,421)

Net income (loss) per BAC	$ (.29)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2004	2003

Income
Interest income	$ 1,088	$ 6,821
Other income	-	4,050
	1,088	10,871

Share of loss from Operating Partnerships(Note D)	(861,206)	(885,612)

Expenses
Professional fees	29,614	41,942
Fund management fee (Note C)	178,503	223,380
Organization costs	-	-
Amortization	2,475	2,475
General and administrative expenses	15,537	23,981
	226,129	291,778

NET INCOME (LOSS)	$(1,086,247)	$(1,166,519)

Net income (loss) allocated to limited partners	$(1,075,385)	$(1,154,854)

Net income (loss) allocated to general partner	$ (10,862)	$ (11,665)

Net income (loss) per BAC	$ (.27)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2004	2003

Income
Interest income	$ 5,819	$ 5,248
Other income	6,092	12,150
	11,911	17,398

Share of loss from Operating Partnerships(Note D)	(858,852)	(1,008,776)

Expenses
Professional fees	26,125	31,539
Fund management fee (Note C)	211,349	230,986
Organization costs	-	-
Amortization	2,484	2,483
General and administrative expenses	20,010	25,043
	259,968	290,051

NET INCOME (LOSS)	$(1,106,909)	$(1,281,429)

Net income (loss) allocated to limited partners	$(1,095,840)	$(1,268,615)

Net income (loss) allocated to general partner	$ (11,069)	$ (12,814)

Net income (loss) per BAC	$ (.27)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2004	2003

Income
Interest income	$ 336	$ 363
Other income	-	7,950
	336	8,313

Share of loss from Operating Partnerships(Note D)	(884,041)	(853,235)

Expenses
Professional fees	36,479	23,479
Fund management fee (Note C)	130,797	140,855
Organization costs	-	-
Amortization	15,929	15,929
General and administrative expenses	12,032	15,159
	195,237	195,422

NET INCOME (LOSS)	$(1,078,942)	$(1,040,344)

Net income (loss) allocated to limited partners	$(1,068,153)	$(1,029,941)

Net income (loss) allocated to general partner	$ (10,789)	$ (10,403)

Net income (loss) per BAC	$ (.40)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2004	2003

Income
Interest income	$ 937	$ 907
Other income	3,100	-
	4,037	907

Share of loss from Operating Partnerships(Note D)	(875,627)	(1,390,398)

Expenses
Professional fees	24,659	24,981
Fund management fee (Note C)	264,128	285,199
Organization costs	-	-
Amortization	-	-
General and administrative expenses	15,688	21,392
	304,475	331,572

NET INCOME (LOSS)	$(1,176,065)	$(1,721,063)

Net income (loss) allocated to limited partners	$(1,164,304)	$(1,703,852)

Net income (loss) allocated to general partner	$ (11,761)	$ (17,211)

Net income (loss) per BAC	$ (.26)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital5 Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2004	2003

Income
Interest income	$ 5,949	$ 920
Other income	-	4,500
	5,949	5,420

Share of loss from Operating Partnerships(Note D)	(993,891)	(1,004,820)

Expenses
Professional fees	26,913	34,254
Fund management fee (Note C)	204,445	211,313
Organization costs	-	-
Amortization	27,542	27,542
General and administrative expenses	17,526	28,240
	276,426	301,349

NET INCOME (LOSS)	$(1,264,368)	$(1,300,749)

Net income (loss) allocated to limited partners	$(1,251,724)	$(1,287,742)

Net income (loss) allocated to general partner	$ (12,644)	$ (13,007)

Net income (loss) per BAC	$ (.26)	$ (.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2004	2003

Income
Interest income	$ 566	$ 705
Other income	-	-
	566	705

Share of loss from Operating Partnerships(Note D)	(432,721)	(460,852)

Expenses
Professional fees	12,664	17,246
Fund management fee (Note C)	117,246	130,473
Organization costs	-	-
Amortization	20,458	20,459
General and administrative expenses	12,835	16,565
	163,203	184,743

NET INCOME (LOSS)	$ (595,358)	$ (644,890)

Net income (loss) allocated to limited partners	$ (589,404)	$ (638,441)

Net income (loss) allocated to general Partner	$ (5,954)	$ (6,449)

Net income (loss) per BAC	$ (.22)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2004	2003

Income
Interest income	$ 732	$ 943
Other income	-	-
	732	943

Share of loss from Operating Partnerships(Note D)	(1,376,358)	(1,251,607)

Expenses
Professional fees	19,734	18,354
Fund management fee (Note C)	198,886	212,113
Organization costs	-	-
Amortization	32,953	32,953
General and administrative expenses	14,655	20,472
	266,228	283,892

NET INCOME (LOSS)	$(1,641,854)	$(1,534,556)

Net income (loss) allocated to limited partners	$(1,625,435)	$(1,519,210)

Net income (loss) allocated to general partner	$ (16,419)	$ (15,346)

Net income (loss) per BAC	$ (.46)	$ (.43)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2004	2003

Income
Interest income	$ 2,064	$ 2,612
Other income	-	-
	2,064	2,612

Share of loss from Operating Partnerships(Note D)	(765,095)	(543,990)

Expenses
Professional fees	9,868	9,859
Fund management fee (Note C)	144,270	166,270
Organization costs	-	-
Amortization	96,926	96,928
General and administrative expenses	14,398	19,720
	265,462	292,777

NET INCOME (LOSS)	$(1,028,493)	$ (834,155)

Net income (loss) allocated to limited partners	$ 1,018,208)	$ (825,813)

Net income (loss) allocated to general partner	$ (10,285)	$ (8,342)

Net income (loss) per BAC	$ (.31)	$ (.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2004	2003

Income
Interest income	$ 232	$ 260
Other income	150	-
	382	260

Share of loss from Operating Partnerships(Note D)	(526,821)	(421,607)

Expenses
Professional fees	13,921	17,567
Fund management fee (Note C)	109,882	103,146
Organization costs	-	-
Amortization	66,347	66,347
General and administrative expenses	13,569	14,465
	203,719	201,525

NET INCOME (LOSS)	$ (730,158)	$ (622,872)

Net income (loss) allocated to limited partners	$ (722,856)	$ (616,643)

Net income (loss) allocated to general partner	$ (7,302)	$ (6,229)

Net income (loss) per BAC	$ (.35)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2004	2003

Income
Interest income	$ 914	$ 523
Other income	-	-
	914	523

Share of loss from Operating Partnerships(Note D)	(340,111)	(461,540)

Expenses
Professional fees	14,331	30,157
Fund management fee (Note C)	143,131	98,198
Organization costs	-	-
Amortization	71,115	74,184
General and administrative expenses	12,233	15,515
	240,810	218,054

NET INCOME (LOSS)	$ (580,007)	$ (679,071)

Net income (loss) allocated to limited partners	$ (574,207)	$ (672,280)

Net income (loss) allocated to general partner	$ (5,800)	$ (6,791)

Net income (loss) per BAC	$ (.23)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2004	2003

Income
Interest income	$ 516	$ 379
Other income	-	-
	516	379

Share of loss from Operating Partnerships(Note D)	(540,445)	(238,659)

Expenses
Professional fees	15,006	26,901
Fund management fee (Note C)	113,101	57,098
Organization costs	-	-
Amortization	74,184	49,456
General and administrative expenses	11,899	7,145
	214,190	140,600

NET INCOME (LOSS)	$ (754,119)	$ (378,880)

Net income (loss) allocated to limited partners	$ (746,578)	$ (375,091)

Net income (loss) allocated to general partner	$ (7,541)	$ (3,789)

Net income (loss) per BAC	$ (.29)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2004	2003

Income
Interest income	$ 515	$ 256
Other income	-	-
	515	256

Share of loss from Operating Partnerships(Note D)	(489,718)	(641,640)

Expenses
Professional fees	16,923	22,583
Fund management fee (Note C)	95,100	85,896
Organization costs	-	-
Amortization	67,743	67,743
General and administrative expenses	11,609	14,791
	191,375	191,013

NET INCOME (LOSS)	$ (680,578)	$ (832,397)

Net income (loss) allocated to limited partners	$ (673,772)	$ (824,073)

Net income (loss) allocated to general partner	$ (6,806)	$ (8,324)

Net income (loss) per BAC	$ (.29)	$ (.36)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2004	2003

Income
Interest income	$ 73	$ 265
Other income	-	-
	73	265

Share of loss from Operating Partnerships(Note D)	(634,257)	(607,712)

Expenses
Professional fees	29,204	27,287
Fund management fee (Note C)	139,371	131,810
Organization costs	-	-
Amortization	85,297	85,287
General and administrative expenses	12,060	16,001
	265,932	260,385

NET INCOME (LOSS)	$ (900,116)	$ (867,832)

Net income (loss) allocated to limited partners	$ (891,115)	$ (859,154)

Net income (loss) allocated to general partner	$ (9,001)	$ (8,678)

Net income (loss) per BAC	$ (.34)	$ (.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2004	2003

Income
Interest income	$ 4,229	$ 33,324
Other income	150	-
	4,379	33,324

Share of loss from Operating Partnerships(Note D)	(1,789,574)	(954,179)

Expenses
Professional fees	22,683	29,378
Fund management fee (Note C)	193,357	196,317
Organization costs	-	-
Amortization	100,402	100,033
General and administrative expenses	13,721	21,639
	330,163	347,367

NET INCOME (LOSS)	$(2,115,358)	$(1,268,222)

Net income (loss) allocated to limited partners	$(2,094,204)	$(1,255,540)

Net income (loss) allocated to general partner	$ (21,154)	$ (12,682)

Net income (loss) per BAC	$ (.72)	$ (.43)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2004	2003

Income
Interest income	$ 7,205	$ 174,543
Other income	-	-
	7,205	174,543

Share of loss from Operating Partnerships(Note D)	(547,355)	(521,037)

Expenses
Professional fees	21,669	27,095
Fund management fee (Note C)	150,595	106,511
Organization costs	-	-
Amortization	86,442	89,960
General and administrative expenses	14,782	45,085
	273,488	268,651

NET INCOME (LOSS)	$(813,638)	$(615,145)

Net income (loss) allocated to limited partners	$(805,502)	$(608,994)

Net income (loss) allocated to general partner	$ (8,136)	$ (6,151)

Net income (loss) per BAC	$ (.30)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2004	2003

Income
Interest income	$ 71,559	$ 277,640
Other income	-	-
	71,559	277,640

Share of loss from Operating Partnerships(Note D)	(881,174)	(234,279)

Expenses
Professional fees	33,367	36,651
Fund management fee (Note C)	207,312	138,760
Organization costs	-	-
Amortization	123,310	107,728
General and administrative expenses	53,510	85,500
	417,499	368,639

NET INCOME (LOSS)	$(1,227,114)	$ (325,278)

Net income (loss) allocated to limited partners	$(1,214,843)	$ (322,025)

Net income (loss) allocated to general partner	$ (12,271)	$ (3,253)

Net income (loss) per BAC	$ (0.33)	$ (0.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2004	2003

Income
Interest income	$ 187,337	$ 104,444
Other income	-	-
	187,337	104,444

Share of loss from Operating Partnerships(Note D)	(176,067)	(64,651)

Expenses
Professional fees	28,432	19,075
Fund management fee (Note C)	149,361	114,971
Organization costs	-	-
Amortization	76,117	-
General and administrative expenses	91,940	78,328
	345,850	212,374

NET INCOME (LOSS)	$ (334,580)	$ (172,581)

Net income (loss) allocated to limited partners	$ (331,234)	$ (170,855)

Net income (loss) allocated to general partner	$ (3,346)	$ (1,726)

Net income (loss) per BAC	$ (0.12)	$ (0.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2004	2003

Income
Interest income	$ 376,491	$ 60,872
Other income	-	-
	376,491	60,872

Share of loss from Operating Partnerships(Note D)	(344,301)	(3,484)

Expenses
Professional fees	54,880	12,163
Fund management fee (Note C)	193,548	92,149
Organization costs	-	78,231
Amortization	99,238	-
General and administrative expenses	221,355	70,087
	569,021	252,630

NET INCOME (LOSS)	$ (536,831)	$ (195,242)

Net income (loss) allocated to limited partners	$ (531,463)	$ (193,290)

Net income (loss) allocated to general partner	$ (5,368)	$ (1,952)

Net income (loss) per BAC	$ (0.13)	$ (0.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2004	2003

Income
Interest income	$ 181,955	$ 18,211
Other income	-	-
	181,955	18,211

Share of gain from Operating Partnerships(Note D)	69	-

Expenses
Professional fees	30,053	5,241
Fund management fee (Note C)	133,953	12,932
Organization costs	-	81,813
Amortization	75,185	-
General and administrative expenses	109,659	10,123
	348,850	110,109

NET INCOME (LOSS)	$ (166,826)	$ (91,898)

Net income (loss) allocated to limited partners	$ (165,158)	$ (90,979)

Net income (loss) allocated to general partner	$ (1,668)	$ (919)

Net income (loss) per BAC	$ (0.06)	$ (0.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2004	$ 492,272,914	$ (2,269,173)	$ 33,800	$ 490,037,541

Capital contributions	-	-	-	-

Selling commissions and registration costs	(2,262)	-	-	(2,262)

Net income (loss)	(24,558,085)	(248,062)	-	(24,806,147)

Partners' capital (deficit), December 31, 2004	$ 467,712,567	$ (2,517,235)	$ 33,800	$ 465,229,132

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2004	$ 8,383,420	$ (249,223)	$ -	$ 8,134,197

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(986,572)	(9,965)	-	(996,537)

Partners' capital (deficit), December 31, 2004	$ 7,396,848	$ (259,188)	$ -	$ 7,137,660

Series 21
Partners' capital (deficit) April 1, 2004	$ 1,292,262	$ (150,535)	$	$ 1,141,727

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(541,462)	(5,469)	-	(546,931)

Partners' capital (deficit), December 31, 2004	$ 750,800	$ (156,004)	$ -	$ 594,796

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2004	$ 6,843,606	$ (152,167)	$ -	$ 6,691,439

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,185,788)	(11,978)	-	(1,197,766)

Partners' capital (deficit), December 31, 2004	$ 5,657,818	$ (164,145)	$ -	$ 5,493,673

Series 23
Partners' capital (deficit) April 1, 2004	$ 13,604,682	$ (150,302)	$ -	$ 13,454,380

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,139,170)	(11,507)	-	(1,150,677)

Partners' capital (deficit), December 31, 2004	$ 12,465,512	$ (161,809)	$ -	$ 12,303,703

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2004	$ 7,694,103	$ (109,452)		$ 7,584,651

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(662,786)	(6,695)	-	(669,481)

Partners' capital (deficit), December 31, 2004	$ 7,031,317	$ (116,147)	$ -	$ 6,915,170

Series 25
Partners' capital (deficit) April 1, 2004	$ 13,515,062	$ (123,529)	$ -	$ 13,391,533

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(673,296)	(6,801)	-	(680,097)

Partners' capital (deficit), December 31, 2004	$ 12,841,766	$ (130,330)	$ -	$ 12,711,436

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2004	$ 21,372,359	$ (127,808)	$ -	$ 21,244,551

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,011,211)	(10,214)	-	(1,021,425)

Partners' capital (deficit), December 31, 2004	$ 20,361,148	$ (138,022)	$ -	$ 20,223,126

Series 27
Partners' capital (deficit) April 1, 2004	$ 13,227,852	$ (74,918)	$ -	$ 13,152,934

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(718,415)	(7,257)	-	(725,672)

Partners' capital (deficit), December 31, 2004	$ 12,509,437	$ (82,175)	$ -	$ 12,427,262

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2004	$ 24,921,003	$ (95,493)	$ -	$ 24,825,510

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,075,385)	(10,862)	-	(1,086,247)

Partners' capital (deficit), December 31, 2004	$ 23,845,618	$ (106,355)	$ -	$ 23,739,263

Series 29
Partners' capital (deficit) April 1, 2004	$ 19,360,361	$ (146,508)	$ (262)	$ 19,213,591

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,095,840)	(11,069)	-	(1,106,909)

Partners' capital (deficit), December 31, 2004	$ 18,264,521	$ (157,577)	$ (262)	$ 18,106,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2004	$ 15,977,421	$ (67,962)	$ -	$ 15,909,459

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,068,153)	(10,789)	-	(1,078,942)

Partners' capital (deficit), December 31, 2004	$ 14,909,268	$ (78,751)	$ -	$ 14,830,517

Series 31
Partners' capital (deficit) April 1, 2004	$ 23,076,290	$ (149,996)	$ -	$ 22,926,294

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,164,304)	(11,761)	-	(1,176,065)

Partners' capital (deficit), December 31, 2004	$ 21,911,986	$ (161,757)	$ -	$ 21,750,229

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2004	$ 28,509,033	$ (122,496)	$ -	$ 28,386,537

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,251,724)	(12,644)	-	(1,264,368)

Partners' capital (deficit), December 31, 2004	$ 27,257,309	$ (135,140)	$ -	$ 27,122,169

Series 33
Partners' capital (deficit) April 1, 2004	$ 16,160,698	$ (64,821)	$ -	$ 16,095,877

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(589,404)	(5,954)	-	(595,358)

Partners' capital (deficit), December 31, 2004	$ 15,571,294	$ (70,775)	$ -	$ 15,500,519

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2004	$ 20,960,665	$ (91,701)	$ -	$ 20,868,964

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,625,435)	(16,419)	-	(1,641,854)

Partners' capital (deficit), December 31, 2004	$ 19,335,230	$ (108,120)	$ -	$ 19,227,110

Series 35
Partners' capital (deficit) April 1, 2004	$ 21,665,801	$ (66,027)	$ -	$ 21,599,774

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,018,208)	(10,285)	-	(1,028,493)

Partners' capital (deficit), December 31, 2004	$ 20,647,593	$ (76,312)	$ -	$ 20,571,281

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2004	$ 12,921,764	$ (49,945)	$ -	$ 12,871,819

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(722,856)	(7,302)	-	(730,158)

Partners' capital (deficit), December 31, 2004	$ 12,198,908	$ (57,247)	$ -	$ 12,141,661

Series 37
Partners' capital (deficit) April 1, 2004	$ 17,320,415	$ (42,787)	$ -	$ 17,277,628

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(574,207)	(5,800)	-	(580,007)

Partners' capital (deficit), December 31, 2004	$ 16,746,208	$ (48,587)	$ -	$ 16,697,621

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2004	$ 17,777,296	$ (40,921)	$ -	$ 17,736,375

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(764,578)	(7,541)	-	(754,119)

Partners' capital (deficit), December 31, 2004	$ 17,030,718	$ (48,462)	$ -	$ 16,982,256

Series 39
Partners' capital (deficit) April 1, 2004	$ 15,673,797	$ (40,105)	$ -	$ 15,633,692

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(673,772)	(6,806)	-	(680,578)

Partners' capital (deficit), December 31, 2004	$ 15,000,025	$ (46,911)	$ -	$ 14,953,114

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2004	$ 19,411,992	$ (31,134)	$ -	$ 19,380,858

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(891,115)	(9,001)	-	(900,116)

Partners' capital (deficit), December 31, 2004	$ 18,520,877	$ (40,135)	$ -	$ 18,480,742

Series 41
Partners' capital (deficit) April 1, 2004	$ 20,777,519	$ (43,217)	$ -	$ 20,734,302

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(2,094,204)	(21,154)	-	(2,115,358)

Partners' capital (deficit), December 31, 2004	$ 18,683,315	$ (64,371)	$ -	$ 18,618,944

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2004	$ 21,213,036	$ (24,344)	$ -	$ 21,188,692

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(805,502)	(8,136)	-	(813,638)

Partners' capital (deficit), December 31, 2004	$ 20,407,534	$ (32,480)	$ -	$ 20,375,054

Series 43
Partners' capital (deficit) April 1, 2004	$ 28,582,516	$ (31,697)	$ 9,302	$ 28,560,121

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,214,843)	(12,271)	-	(1,227,114)

Partners' capital (deficit), December 31, 2004	$ 27,367,673	$ (43,968)	$ 9,302	$ 27,333,007

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2004	$ 21,912,570	$ (14,578)	$ 8,868	$ 21,906,860

Capital contributions	-	-	-	-

Selling commissions and registration costs		-	-

Net income (loss)	(331,234)	(3,346)	-	(334,580)

Partners' capital (deficit), December 31, 2004	$ 21,581,336	$ (17,924)	$ 8,868	$ 21,572,280

Series 45
Partners' capital (deficit) April 1, 2004	$ 34,454,769	$ (5,444)	$ 17,528	$ 34,466,853

Capital contributions		-	-	-

Selling commissions and registration costs	(2,639)	-	-	(2,639)

Net income (loss)	(531,463)	(5,368)	-	(536,831)

Partners' capital (deficit), December 31, 2004	$ 33,920,667	$ (10,812)	$ 17,528	$ 33,927,383

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 46
Partners' capital (deficit) April 1, 2004	$ 25,662,622	$ (2,063)	$ (1,636)	$ 25,658,923

Capital contributions	-	-	-	-

Selling commissions and registration costs	377	-	-	377

Net income (loss)	(165,158)	(1,668)	-	(166,826)

Partners' capital (deficit), December 31, 2004	$ 25,497,841	$ (3,731)	$ (1,636)	$ 25,492,474

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(24,806,147)	$(23,047,264)
Adjustments
Amortization	1,183,230	920,250
Distributions from Operating Partnerships	3,938,993	79,977
Share of Loss from Operating Partnerships	18,400,924	16,927,614
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(28,003)	(837,407)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(1,201,753)	2,362,938
(Decrease) Increase in accounts payable affiliates	2,949,929	4,512,456
Line of credit	-	-

Net cash (used in) provided by operating activities	437,173	918,564

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(607,147)	(6,184,308)
Capital contributions paid to Operating Partnerships	(15,829,828)	(46,287,987)
Advances to Operating Partnerships	990,932	5,174,851
Investments	3,181,392	(15,532,519)

Net cash (used in) provided by investing activities	(12,264,651)	(62,829,963)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,262)	(10,222,820)
Capital contributions received	-	84,182,410

Net cash (used in) provided by financing activities	(2,262)	73,959,590

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,829,740)	12,048,191

Cash and cash equivalents, beginning	33,051,934	26,358,111

Cash and cash equivalents, ending	$ 21,222,194	$ 38,406,302

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 5,556,197	$ 22,950,039

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 20

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (996,537)	$ (803,405)
Adjustments
Amortization	2,679	2,679
Distributions from Operating Partnerships	3,375,375	9,697
Share of Loss from Operating Partnerships	714,254	497,054
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses		(9,900)
Decrease (Increase) in accounts receivable	(21,032)	-
(Decrease) Increase in accounts payable affiliates	(842,241)	280,980
Line of credit	-	-

Net cash (used in) provided by operating activities	2,232,498	(22,895)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 20

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,232,498	(22,895)

Cash and cash equivalents, beginning	252,117	244,384

Cash and cash equivalents, ending	$ 2,484,615	$ 221,489

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 21

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (546,931)	$ (617,042)
Adjustments
Amortization	1,465	1,465
Distributions from Operating Partnerships	-	436
Share of Loss from Operating Partnerships	363,146	400,186
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	144,381	169,379
Line of credit	-	-
Net cash (used in) provided by operating activities	(37,939)	(45,576)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 21

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,939)	(45,576)

Cash and cash equivalents, beginning	142,893	211,070

Cash and cash equivalents, ending	$ 104,954	$ 165,494

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 22

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (1,197,766)	$ (885,230)
Adjustments
Amortization	4,605	4,605
Distributions from Operating Partnerships	8,584	1,731
Share of Loss from Operating Partnerships	982,620	660,231
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	575
(Decrease) Increase in accounts payable affiliates	145,944	190,943
Line of credit	-	-

Net cash (used in) provided by operating activities	(56,013)	(27,145)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,500)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 22

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,513)	(28,645)

Cash and cash equivalents, beginning	320,139	354,902

Cash and cash equivalents, ending	$ 262,626	$ 326,257

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 23

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (1,150,677)	$ (932,763)
Adjustments
Amortization	6,848	6,848
Distributions from Operating Partnerships	10,579	5,188
Share of Loss from Operating Partnerships	945,000	706,677
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	180,200	180,199
Line of credit	-	-

Net cash (used in) provided by operating activities	(8,050)	(33,851)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 23

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,050)	(33,851)

Cash and cash equivalents, beginning	140,695	167,196

Cash and cash equivalents, ending	$ 132,645	$ 133,345

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 24

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (669,481)	$ (463,969)
Adjustments
Amortization	7,653	7,653
Distributions from Operating Partnerships	3,236	-
Share of Loss from Operating Partnerships	482,260	285,976
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(21,650)
Decrease (Increase) in accounts receivable	-	(4,398)
(Decrease) Increase in accounts payable affiliates	169,380	166,293
Line of credit	-	-
Net cash (used in) provided by operating activities	(6,952)	(30,095)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(1,636)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(1,636)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 24

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,952)	(31,731)

Cash and cash equivalents, beginning	221,188	233,010

Cash and cash equivalents, ending	$ 214,236	$ 201,279

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 25

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (680,097)	$ (979,976)
Adjustments
Amortization	11,414	11,414
Distributions from Operating Partnerships	17	7,272
Share of Loss from Operating Partnerships	461,450	744,804
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(29,899)
Decrease (Increase) in accounts receivable		829
(Decrease) Increase in accounts payable affiliates	204,504	204,508
Line of credit	-	-

Net cash (used in) provided by operating activities	(2,712)	(41,048)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 25

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,712)	(41,048)

Cash and cash equivalents, beginning	443,860	489,697

Cash and cash equivalents, ending	$ 441,148	$ 448,649

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,

(Unaudited)

Series 26

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (1,021,425)	$(1,642,284)
Adjustments
Amortization	12,678	12,678
Distributions from Operating Partnerships	19,755	8,917
Share of Loss from Operating Partnerships	669,831	1,274,899
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(100,595)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	225,357	328,186
Line of credit	-	-

Net cash (used in) provided by operating activities	(93,804)	(118,199)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(41,895)
Advances to Operating Partnerships	-	-
Investments	-	-
		-
Net cash (used in) provided by investing activities	-	(41,895)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 26

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,804)	(160,094)

Cash and cash equivalents, beginning	447,941	516,145

Cash and cash equivalents, ending	$ 354,137	$ 356,051

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 27

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (725,672)	$ (842,059)
Adjustments
Amortization	11,741	11,741
Distributions from Operating Partnerships	4,082	969
Share of Loss from Operating Partnerships	464,818	578,006
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	136,404	236,405
Line of credit	-	-

Net cash (used in) provided by Operating activities	(108,627)	(14,938)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 27

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,627)	(14,938)

Cash and cash equivalents, beginning	234,047	339,714

Cash and cash equivalents, ending	$ 125,420	$ 324,776

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 28

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(1,086,247)	$(1,166,519)
Adjustments
Amortization	2,475	2,475
Distributions from Operating Partnerships	40,432	24,454
Share of Loss from Operating Partnerships	861,206	885,612
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(28,003)	-
Decrease (Increase) in accounts receivable	-	350,506
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(210,137)	96,528

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(79,812)
Advances to Operating Partnerships	-	-
Investments	-	150,337

Net cash (used in) provided by investing activities	-	70,525

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 28

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(210,137)	167,053

Cash and cash equivalents, beginning	464,935	304,688

Cash and cash equivalents, ending	$ 254,798	$ 471,741

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,

(Unaudited)

Series 29

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(1,106,909)	$(1,281,429)
Adjustments
Amortization	2,484	2,483
Distributions from Operating Partnerships	-	4,411
Share of Loss from Operating Partnerships	858,852	1,008,776
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(75)	149,755
(Decrease) Increase in accounts payable affiliates	203,487	253,519
Line of credit	-	-

Net cash (used in) provided by operating activities	(42,161)	137,515

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(20,000)	(218,187)
Advances to Operating Partnerships	-
Investments	(3,087)	(146,722)

Net cash (used in) provided by investing activities	(23,087)	(364,909)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 29

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,248)	(227,394)

Cash and cash equivalents, beginning	328,122	468,844

Cash and cash equivalents, ending	$ 262,874	$ 241,450

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 30

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(1,078,942)	$(1,040,344)
Adjustments
Amortization	15,929	15,929
Distributions from Operating Partnerships	13,709	3,356
Share of Loss from Operating Partnerships	884,041	853,235
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(37,464)	-
(Decrease) Increase in accounts payable affiliates	165,690	128,868
Line of credit	-	-

Net cash (used in) provided by operating activities	(37,037)	(38,956)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 30

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,037)	(38,956)

Cash and cash equivalents, beginning	124,788	121,470

Cash and cash equivalents, ending	$ 87,751	$ 82,514

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 31

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(1,176,065)	$(1,721,063)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	1,868	477
Share of Loss from Operating Partnerships	875,627	1,390,398
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	269,434
(Decrease) Increase in accounts payable affiliates	-	198,720
Line of credit	-	-

Net cash (used in) provided by operating activities	(298,570)	137,966

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(13,712)	(10,000)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(13,712)	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 31

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(312,282)	127,966

Cash and cash equivalents, beginning	487,978	294,050

Cash and cash equivalents, ending	$ 175,696	$ 422,016

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 32

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(1,264,368)	$(1,300,749)
Adjustments
Amortization	27,542	27,542
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	993,891	1,004,820
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-
(Decrease) Increase in accounts payable affiliates	226,673	249,678
Line of credit	248,688	-

Net cash (used in) provided by operating activities	232,426	(18,709)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(381,896)	(42,166)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(381,896)	(42,166)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 32

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(149,470)	(60,875)

Cash and cash equivalents, beginning	319,906	303,823

Cash and cash equivalents, ending	$ 170,436	$ 242,948

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 33

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (595,358)	$ (644,890)
Adjustments
Amortization	20,458	20,459
Distributions from Operating Partnerships	633	-
Share of Loss from Operating Partnerships	432,721	460,852
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	33,002
(Decrease) Increase in accounts payable affiliates	130,473	130,472
Line of credit	-	-

Net cash (used in) provided by operating activities	(11,073)	(105)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	11,731	-
Investments	-	-

Net cash (used in) provided by investing activities	11,731	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 33

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	658	(105)

Cash and cash equivalents, beginning	194,499	179,335

Cash and cash equivalents, ending	$ 195,157	$ 179,230

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 34

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(1,641,854)	$(1,534,556)
Adjustments
Amortization	32,953	32,953
Distributions from Operating Partnerships	1,538	1,540
Share of Loss from Operating Partnerships	1,376,358	1,251,607
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	219,897	219,896
Line of credit	-	-

Net cash (used in) provided by operating activities	(11,108)	(28,560)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(10,000)	(10,000)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 34

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,108)	(38,560)

Cash and cash equivalents, beginning	248,852	286,227

Cash and cash equivalents, ending	$ 227,744	$ 247,667

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 35

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(1,028,493)	$ (834,155)
Adjustments
Amortization	96,926	96,928
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	765,095	543,990
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	71,652	-
(Decrease) Increase in accounts payable affiliates	150,970	171,269
Line of credit	-	-

Net cash (used in) provided by operating activities	56,150	(21,968)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 35

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,150	(21,968)

Cash and cash equivalents, beginning	568,900	581,040

Cash and cash equivalents, ending	$ 625,050	$ 559,072

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 36

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (730,158)	$ (622,872)
Adjustments
Amortization	66,347	66,347
Distributions from Operating Partnerships	3,000	1,000
Share of Loss from Operating Partnerships	526,821	421,607
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	126,904	129,984
Line of credit	-	-

Net cash (used in) provided by operating activities	(7,086)	(3,934)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(22,431)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(22,431)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 36

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,086)	(26,365)

Cash and cash equivalents, beginning	79,639	96,390

Cash and cash equivalents, ending	$ 72,553	$ 70,025

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 37

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (580,007)	$ (686,293)
Adjustments
Amortization	71,115	71,116
Distributions from Operating Partnerships	33,930	-
Share of Loss from Operating Partnerships	340,111	470,362
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	179,680	-
(Decrease) Increase in accounts payable affiliates	153,649	132,715
Line of credit	-	-

Net cash (used in) provided by operating activities	198,478	(12,100)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(1,779,528)
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	24,416	1,646,485
Investments	-	-

Net cash (used in) provided by investing activities	24,416	(133,043)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 37

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	222,894	(145,143)

Cash and cash equivalents, beginning	168,094	305,836

Cash and cash equivalents, ending	$ 390,988	$ 160,693

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 38

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (754,119)	$ (679,071)
Adjustments
Amortization	74,184	74,184
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	540,445	461,540
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	59,461	-
(Decrease) Increase in accounts payable affiliates	127,093	132,070
Line of credit	-	-

Net cash (used in) provided by operating activities	47,064	(11,277)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(7,651)
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(7,651)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 38

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,064	(18,928)

Cash and cash equivalents, beginning	139,965	155,345

Cash and cash equivalents, ending	$ 187,029	$ 136,417

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 39

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (680,578)	$ (832,397)
Adjustments
Amortization	67,743	67,743
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	489,718	641,640
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	109,869	5,346
(Decrease) Increase in accounts payable affiliates	106,863	265,365
Line of credit	-	-

Net cash (used in) provided by operating activities	93,615	147,697

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired
Capital contributions paid to Operating Partnerships	-	(105,120)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(105,120)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 39

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,615	42,577

Cash and cash equivalents, beginning	96,315	49,200

Cash and cash equivalents, ending	$ 189,930	$ 91,777

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 40

	2004	2003
Cash flows from operating activities:

Net income (xloss)	$ (900,116)	$ (867,832)
Adjustments
Amortization	85,297	85,287
Distributions from Operating Partnerships	-	5,574
Share of Loss from Operating Partnerships	634,257	607,712
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	312,318
(Decrease) Increase in accounts payable affiliates	154,330	273,260
Line of credit	-	-

Net cash (used in) provided by operating activities	(26,232)	416,319

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(376)	(5,513)
Capital contributions paid to Operating Partnerships		(473,760)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(376)	(479,273)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 40

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid		-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,608)	(62,954)

Cash and cash equivalents, beginning	40,313	97,331

Cash and cash equivalents, ending	$ 13,705	$ 34,377

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 41

	2004	2003

Cash flows from operating activities:

Net income (loss)	$(2,115,358)	$(1,268,222)
Adjustments
Amortization	100,402	100,033
Distributions from Operating Partnerships	376,038	4,499
Share of Loss from Operating Partnerships	1,789,574	954,179
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(700)
Decrease (Increase) in accounts receivable	(207,796)	926,647
(Decrease) Increase in accounts payable affiliates	200,805	212,740
Line of credit	-	-

Net cash (used in) provided by operating activities	143,665	929,176

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(4,458)	(3,745)
Capital contributions paid to Operating Partnerships	(345,265)	(2,126,936)
Advances to Operating Partnerships	50,000	310,383
Investments	-	-

Net cash (used in) provided by investing activities	(299,723)	(1,820,298)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 41

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156,058)	(891,122)

Cash and cash equivalents, beginning	323,017	1,406,695

Cash and cash equivalents, ending	$ 166,959	$ 515,573

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 42

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (813,638)	$ (615,145)
Adjustments
Amortization	86,442	89,960
Distributions from Operating Partnerships	17,649	521,037
Share of Loss from Operating Partnerships	547,355	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	30
Decrease (Increase) in accounts receivable	(156,733)	780,507
(Decrease) Increase in accounts payable affiliates	181,747	114,972
Line of credit	-	-

Net cash (used in) provided by operating activities	(137,178)	891,361

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(48,215)	(14,807)
Capital contributions paid to Operating Partnerships	(1,205,406)	(6,299,788)
Advances to Operating Partnerships	(19,619)	1,624,600
Investments	-	3,480,319

Net cash (used in) provided by investing activities	(1,273,240)	(1,209,676)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 42

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,410,418)	(318,315)

Cash and cash equivalents, beginning	1,858,784	1,528,577

Cash and cash equivalents, ending	$ 448,366	$ 1,210,262

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 43

	2004	2003
Cash flows from operating activities:

Net income (loss)	$(1,227,114)	$ (325,278)
Adjustments
Amortization	123,310	107,728
Distributions from Operating Partnerships	25,281	456
Share of Loss from Operating Partnerships	881,174	234,279
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(111,742)
Decrease (Increase) in accounts receivable	11,446	994,873
(Decrease) Increase in accounts payable affiliates	227,184	139,760
Line of credit	-	-

Net cash (used in) provided by operating activities	41,281	1,040,076

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(50,799)	(253,737)
Capital contributions paid to Operating Partnerships	(3,327,705)	(10,499,755)
Advances to Operating Partnerships	215,170	1,807,702
Investments	2,020,581	(2,107,715)

Net cash (used in) provided by investing activities	(1,142,753)	(11,053,505)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 43

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	111,260
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	111,260

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,101,472)	(9,902,169)

Cash and cash equivalents, beginning	1,723,622	11,183,205

Cash and cash equivalents, ending	$ 622,150	$ 1,281,036

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 4,971,370

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 44

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (334,580)	$ (172,581)
Adjustments
Amortization	76,117	-
Distributions from Operating Partnerships	3,287	-
Share of Loss from Operating Partnerships	176,067	64,651
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(689,757)
Decrease (Increase) in accounts receivable	(108,984)	(341,031)
(Decrease) Increase in accounts payable affiliates	158,661	(11,357)
Line of credit	-	-

Net cash (used in) provided by operating activities	(29,432)	(1,150,075)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,778)	(1,181,310)
Capital contributions paid to Operating Partnerships	(286,143)	(10,763,417)
Advances to Operating Partnerships	747,691	616,224
Investments	(89,812)	(4,321,192)

Net cash (used in) provided by investing activities	367,958	(15,649,695)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 44

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,328,144)
Capital contributions received	-	14,228,760

Net cash (used in) provided by financing activities	-	12,900,616

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	338,526	(3,899,154)

Cash and cash equivalents, beginning	1,867,420	6,439,937

Cash and cash equivalents, ending	$ 2,205,946	$ 2,540,783

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 4,742,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 45

	2004	2003
Cash flows from operating activities:

Net income (loss)	$ (536,831)	$ (195,242)
Adjustments
Amortization	99,238	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	344,301	3,484
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	3,481
Decrease (Increase) in accounts receivable	529,793	(1,083,673)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	436,501	(1,271,950)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(206,755)	(2,812,323)
Capital contributions paid to Operating Partnerships	(3,478,621)	(11,215,959)
Advances to Operating Partnerships	(38,457)	(830,543)
Investments	1,113,989	(9,243,207)

Net cash (used in) provided by investing activities	(2,609,844)	(24,102,032)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 45

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,639)	(5,137,963)
Capital contributions received	-	40,143,670

Net cash (used in) provided by financing activities	(2,639)	35,005,707

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,175,982)	9,631,725

Cash and cash equivalents, beginning	5,967,616	-

Cash and cash equivalents, ending	$ 3,791,634	$ 9,631,725

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,658,694	$ 9,594,688

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 46

	2004
Cash flows from operating activities:

Net income (loss)	$ (166,826)	$ (91,898)
Adjustments
Amortization	75,185	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	(69)	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	123,325
Decrease (Increase) in accounts receivable	(1,858,243)	(31,752)
(Decrease) Increase in accounts payable affiliates	29,559	13,632
Line of credit	-	-

Net cash (used in) provided by operating activities	(1,920,394)	13,307

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(292,766)	(1,912,873)
Capital contributions paid to Operating Partnerships	(6,759,580)	(2,588,446)
Advances to Operating Partnerships	-	-
Investments	139,721	(3,344,339)

Net cash (used in) provided by investing activities	(6,912,625)	(7,845,658)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 46

	2004	2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	377	(3,867,973)
Capital contributions received	-	29,809,980

Net cash (used in) provided by financing activities	377	25,942,007

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,832,642)	18,109,656

Cash and cash equivalents, beginning	15,846,289	-

Cash and cash equivalents, ending	$ 7,013,647	$18,109,656

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,897,503	$ 3,641,787

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004
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
December 31, 2004
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2004 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of December 31, 2004 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 9,867,337
Due after one year	7,517,892
Total	$17,385,229

The fair market value of the securities is $17,419,029. The difference being an unrealized gain on securities available for sale of $33,800, as of December 31, 2004.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of December 31, 2004 and 2003 is as follows:
	2004	2003
Series 20	$ 20,540	$ 16,968
Series 21	11,235	9,281
Series 22	35,304	29,164
Series 23	48,175	39,044
Series 24	58,676	48,472
Series 25	58,927	48,679
Series 26	99,437	82,532
Series 27	85,944	70,997
Series 28	18,976	15,676
Series 29	18,900	15,588
Series 30	121,988	100,749
Series 32	173,500	143,104
Series 33	155,938	128,661
Series 34	247,512	204,156
Series 35	702,761	579,897
Series 36	478,089	393,729
Series 37	424,152	334,166
Series 38	311,658	215,756
Series 39	263,330	175,550
Series 40	200,169	97,775
Series 41	316,603	201,222
Series 42	195,110	83,125
Series 43	252,661	107,728
Series 44	101,204	-
Series 45	109,205	-
Series 46	63,750	-
	$4,573,744	$3,142,019

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual partnership management fee based on .375 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2004 and 2003 are as follows:
	2004	2003
Series 20	$ 92,061	$ 93,660
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,460	55,431
Series 25	68,169	68,169
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	84,495	84,495
Series 30	55,230	55,230
Series 31	-	99,360
Series 32	82,896	83,226
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	44,238
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,001	48,570
Series 41	70,744	68,145
Series 42	58,941	36,432
Series 43	75,144	64,995
Series 44	52,887	47,144
Series 45	-	-
Series 46	16,495	12,932
	$1,472,438	$1,519,726

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended December 31, 2004 and 2003 are as follows:
	2004	2003
Series 28	$ 83,529	$ 83,529
Series 31	99,360	-
Series 44	-	33,774
Series 45	65,103	-
Series 46	37,251	-
	$ 285,243	$ 117,303

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2004 and 2003 the Fund has limited partnership interests in 509 and 496 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2004 and 2003 is as follows:
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2004	2003
Series 40	16	16
Series 41	23	23
Series 42	22	21
Series 43	22	21
Series 44	8	9
Series 45	26	22
Series 46	12	4
	509	496

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2004 and 2003 are as follows:
	2004	2003
Series 20	$ 388,026	$ 388,026
Series 21	457,642	457,642
Series 22	477,996	479,496
Series 23	117,797	117,797
Series 24	368,239	368,239
Series 25	943,704	943,704
Series 26	1,443,838	1,443,838
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	66,718	86,718
Series 30	128,167	128,167
Series 31	682,058	695,771
Series 32	520,571	893,997
Series 33	202,285	202,285
Series 34	75,968	85,968
Series 35	603,740	603,740
Series 36	657,998	657,998
Series 37	155,363	155,363
Series 38	117,735	117,735
Series 39	-	-
Series 40	152,424	152,424
Series 41	480,554	1,045,960
Series 42	913,898	2,141,903
Series 43	1,111,386	7,278,590
Series 44	1,700,804	5,467,376
Series 45	7,458,378	9,594,688
Series 46	6,074,254	3,641,787
	$25,380,260	$37,229,929

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2004.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 20

	2004	2003

Revenues
Rental	$ 7,164,786	$ 6,704,347
Interest and other	346,933	358,207
	7,511,719	7,062,554

Expenses
Interest	2,153,135	1,923,737
Depreciation and amortization	2,065,768	1,893,525
Operating expenses	4,266,108	3,818,179
	8,485,011	7,635,441

NET LOSS	$ (973,292)	$ (572,887)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (714,254)	$ (497,054)

Net loss allocated to other partners	$ (9,733)	$ (5,729)

Net loss suspended	$ (249,305)	$ (70,104)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 21

	2004	2003

Revenues
Rental	$ 3,600,073	$ 3,005,651
Interest and other	59,568	45,539
	3,659,641	3,051,190

Expenses
Interest	1,365,931	1,127,288
Depreciation and amortization	648,540	666,465
Operating expenses	2,743,295	1,965,086
	4,757,766	3,758,839

NET LOSS	$(1,098,125)	$ (707,649)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (363,146)	$ (400,186)

Net loss allocated to other Partners	$ (10,981)	$ (7,076)

Net loss suspended	$ (723,998)	$ (300,387)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 22
	2004	2003

Revenues
Rental	$ 4,036,671	$ 3,953,782
Interest and other	156,230	224,287
	4,192,901	4,178,069	4,178,069

Expenses
Interest	1,027,416	960,402
Depreciation and amortization	1,427,697	1,253,509
Operating expenses	2,763,200	2,634,158
	5,218,313	4,848,069	4,848,069

NET LOSS	$(1,025,412)	$ (670,000)	$ (670,000)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (982,620)	$ (660,231)	$ (660,231)

Net loss allocated to other Partners	$ (10,254)	$ (6,700)	$ (6,700)

Net loss suspended	$ (32,538)	$ (3,069)	$ (3,069)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 23

	2004	2003

Revenues
Rental	$ 4,612,959	$ 4,464,806
Interest and other	144,607	177,910
	4,757,566	4,642,716

Expenses
Interest	1,298,374	1,261,698
Depreciation and amortization	1,308,188	1,268,569
Operating expenses	3,105,548	2,826,265
	5,712,110	5,356,532

NET LOSS	$ (954,545)	$ (713,816)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (944,999)	$ (706,677)

Net loss allocated to other Partners	$ (9,546)	$ (7,139)

Net loss suspended	$ -	$ -

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 24
	2004	2003

Revenues
Rental	$ 3,403,439	$ 3,229,847
Interest and other	61,257	370,364
	3,464,696	3,600,211

Expenses
Interest	770,798	810,587
Depreciation and amortization	984,083	994,187
Operating expenses	2,284,956	2,122,995
	4,039,837	3,927,769

NET LOSS	$ (575,141)	$ (327,558)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (482,260)	$ (285,976)

Net loss allocated to other Partners	$ (5,750)	$ (3,275)

Net loss suspended	$ (87,131)	$ (38,307)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 25
	2004	2003

Revenues
Rental	$ 6,236,411	$ 5,592,204
Interest and other	158,432	171,612
	6,394,843	5,763,816

Expenses
Interest	1,425,901	1,501,309
Depreciation and amortization	1,564,614	1,566,159
Operating expenses	4,015,905	3,711,904
	7,006,420	6,779,372

NET LOSS	$ (611,577)	$(1,015,556)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (461,450)	$ (744,804)

Net loss allocated to other Partners	$ (6,116)	$ (10,156)

Net loss suspended	$ (144,011)	$ (260,596)

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
December 31, 20040
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 26
	2004	2003

Revenues
Rental	$ 7,593,312	$ 7,100,245
Interest and other	177,403	191,412
	7,770,715	7,291,657

Expenses
Interest	1,714,391	2,068,712
Depreciation and amortization	2,209,151	2,186,233
Operating expenses	4,659,372	4,527,557
	8,582,914	8,782,502

NET LOSS	$ (812,199)	$(1,490,845)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (669,831)	$ (1,274,899)

Net loss allocated to other Partners	$ (8,122)	$ (14,908)

Net loss suspended	$ (134,246)	$ (201,038)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 27
	2004	2003

Revenues
Rental	$ 5,116,508	$ 5,014,422
Interest and other	59,863	74,118
	5,176,371	5,088,540

Expenses
Interest	1,917,688	2,100,403
Depreciation and amortization	1,355,378	1,290,509
Operating expenses	2,512,954	2,433,819
	5,786,020	5,824,731

NET LOSS	$ (609,649)	$ (736,191)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (464,818)	$ (578,006)

Net loss allocated to other Partners	$ (6,096)	$ (7,362)

Net loss suspended	$ (138,735)	$ (150,823)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 28
	2004	2003

Revenues
Rental	$ 4,680,556	$ 4,653,213
Interest and other	88,583	101,152
	4,769,139	4,754,365

Expenses
Interest	1,212,968	1,242,848
Depreciation and amortization	1,645,899	1,665,381
Operating expenses	2,780,179	2,740,694
	5,639,046	5,648,923

NET LOSS	$ (869,907)	$ (894,558)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (861,206)	$ (885,612)

Net loss allocated to other Partners	$ (8,701)	$ (8,946)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 29
	2004	2003

Revenues
Rental	$ 5,253,466	$ 5,156,885
Interest and other	178,453	176,255
	5,431,919	5,333,140

Expenses
Interest	1,134,708	1,263,773
Depreciation and amortization	1,958,322	1,905,222
Operating expenses	3,206,416	3,183,111
	6,299,446	6,352,106

NET LOSS	$ (867,527)	$(1,018,966)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (858,852)	$(1,008,776)

Net loss allocated to other Partners	$ (8,675)	$ (10,190)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 30
	2004	2003

Revenues
Rental	$ 3,538,293	$ 3,518,455
Interest and other	135,260	106,339
	3,673,553	3,624,794

Expenses
Interest	823,329	915,822
Depreciation and amortization	1,156,905	1,102,722
Operating expenses	2,586,290	2,468,103
	4,566,524	4,486,647

NET LOSS	$ (892,971)	$ (861,853)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (884,041)	$ (853,235)

Net loss allocated to other Partners	$ (8,930)	$ (8,618)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 31
	2004	2003

Revenues
Rental	$ 7,540,216	$ 7,273,384
Interest and other	263,261	269,557
	7,803,477	7,542,941

Expenses
Interest	1,404,880	1,648,876
Depreciation and amortization	2,324,591	2,574,344
Operating expenses	4,958,478	4,724,164
	8,687,949	8,947,384

NET LOSS	$ (884,472)	$(1,404,443)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (875,627)	$(1,390,398)

Net loss allocated to other Partners	$ (8,845)	$ (14,045)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 32
	2004	2003

Revenues
Rental	$ 4,198,361	$ 4,319,391
Interest and other	136,612	198,744
	4,334,973	4,518,135

Expenses
Interest	914,787	984,831
Depreciation and amortization	1,832,124	1,886,523
Operating expenses	2,695,383	2,746,308
	5,442,294	5,617,662

NET LOSS	$(1,107,321)	$(1,099,527)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (993,891)	$(1,004,820)

Net loss allocated to other Partners	$ (11,073)	$ (10,995)

Net loss suspended	$ (102,357)	$ (83,712)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 33
	2004	2003

Revenues
Rental	$ 2,248,856	$ 2,311,229
Interest and other	16,118	61,677
	2,264,974	2,372,906

Expenses
Interest	729,749	798,516
Depreciation and amortization	747,085	889,227
Operating expenses	1,225,232	1,150,669
	2,702,066	2,838,412

NET LOSS	$ (437,092)	$ (465,506)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (432,721)	$ (460,852)

Net loss allocated to other Partners	$ (4,371)	$ (4,654)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 34
	2004	2003

Revenues
Rental	$ 3,966,062	$ 4,014,053
Interest and other	117,586	175,371
	4,083,648	4,189,424

Expenses
Interest	1,152,723	1,166,306
Depreciation and amortization	1,779,016	1,723,788
Operating expenses	2,542,170	2,563,580
	5,473,909	5,453,674

NET LOSS	$(1,390,261)	$(1,264,250)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,376,358)	$(1,251,607)

Net loss allocated to other Partners	$ (13,903)	$ (12,643)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,

Series 35
	2004	2003

Revenues
Rental	$ 3,102,523	$ 3,163,697
Interest and other	118,491	121,685
	3,221,014	3,285,382

Expenses
Interest	808,651	778,196
Depreciation and amortization	1,169,927	1,105,486
Operating expenses	2,015,261	1,951,185
	3,993,839	3,834,867

NET LOSS	$ (772,825)	$ (549,485)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (765,095)	$ (543,990)

Net loss allocated to other Partners	$ (7,730)	$ (5,495)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 36
	2004	2003

Revenues
Rental	$ 2,285,184	$ 2,252,173
Interest and other	59,192	82,531
	2,344,376	2,334,704

Expenses
Interest	813,600	782,312
Depreciation and amortization	818,000	802,337
Operating expenses	1,245,938	1,175,921
	2,877,538	2,760,570

NET LOSS	$ (533,162)	$ (425,866)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (526,821)	$ (421,607)

Net loss allocated to other Partners	$ (5,332)	$ (4,259)

Net loss suspended	$ (1,009)	$ -

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 37
	2004	2003

Revenues
Rental	$ 3,281,561	$ 3,232,703
Interest and other	150,325	213,147
	3,431,886	3,445,850

Expenses
Interest	847,401	923,385
Depreciation and amortization	1,046,841	1,053,871
Operating expenses	1,881,190	1,943,708
	3,775,432	3,920,964

NET LOSS	$ (343,546)	$ (475,114)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (340,111)	$ (470,362)

Net loss allocated to other Partners	$ (3,435)	$ (4,752)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 38
	2004	2003

Revenues
Rental	$ 2,278,222	$ 2,234,494
Interest and other	77,887	65,562
	2,356,109	2,300,056

Expenses
Interest	635,171	629,796
Depreciation and amortization	833,066	794,171
Operating expenses	1,433,777	1,342,292
	2,902,014	2,766,259

NET LOSS	$ (545,905)	$ (466,203)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (540,445)	$ (461,540)

Net loss allocated to other Partners	$ (5,460)	$ (4,663)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 39
	2004	2003

Revenues
Rental	$ 1,583,503	$ 1,601,179
Interest and other	158,151	139,305
	1,741,654	1,740,484

Expenses
Interest	452,244	427,340
Depreciation and amortization	693,177	686,090
Operating expenses	1,090,897	1,275,176
	2,236,318	2,388,606

NET LOSS	$ (494,664)	$ (648,122)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (489,718)	$ (641,640)

Net loss allocated to other Partners	$ (4,946)	$ (6,482)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 40
	2004	2003

Revenues
Rental	$ 2,580,037	$ 2,505,237
Interest and other	79,598	61,474
	2,659,635	2,566,711

Expenses
Interest	738,190	684,453
Depreciation and amortization	1,080,676	1,098,066
Operating expenses	1,481,433	1,398,042
	3,300,299	3,180,561

NET LOSS	$ (640,664)	$ (613,850)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (634,257)	$ (607,712)

Net loss allocated to other Partners	$ (6,407)	$ (6,138)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 41
	2004	2003

Revenues
Rental	$ 3,797,671	$ 2,196,242
Interest and other	81,364	108,569
	3,879,035	2,304,811

Expenses
Interest	1,582,020	668,239
Depreciation and amortization	1,780,526	1,134,832
Operating expenses	2,324,217	1,465,557
	5,686,763	3,268,628

NET LOSS	$(1,807,728)	$ (963,817)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,789,574)	$ (954,179)

Net loss allocated to other Partners	$ (18,077)	$ (9,638)

Net loss suspended	$ (77)	$ -

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
December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

        Series 42

	2004	2003

Revenues
Rental	$ 3,814,046	$ 2,040,273
Interest and other	130,001	136,191
	3,944,047	2,176,464

Expenses
Interest	1,180,003	837,159
Depreciation and amortization	1,293,605	712,182
Operating expenses	2,023,323	1,153,422
	4,496,931	2,702,763

NET LOSS	$ (552,884)	$ (526,299)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (547,355)	$ (521,037)

Net loss allocated to other Partners	$ (5,529)	$ (5,262)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 43
	2004	2003

Revenues
Rental	$ 4,033,063	$ 821,503
Interest and other	88,736	36,488
	4,121,799	857,991

Expenses
Interest	1,196,976	203,739
Depreciation and amortization	1,579,430	123,930
Operating expenses	2,235 468	766,768
	5,011,874	1,094,437

NET LOSS	$ (890,075)	$ (236,446)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (881,174)	$ (234,279)

Net loss allocated to other Partners	$ (8,901)	$ (2,167)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 44
	2004	2003

Revenues
Rental	$ 2,329,497	$ 104,867
Interest and other	107,264	2,673
	2,436,761	107,540	107,540

Expenses
Interest	713,940	48,925
Depreciation and amortization	701,892	40,000
Operating expenses	1,198,774	83,919
	2,614,606	172,844	172,844

NET LOSS	$ (177,845)	$ (65,304)	$ (65,304)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (176,067)	$ (64,651)	$ (64,651)

Net loss allocated to other Partners	$ (1,778)	$ (653)	$ (653)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 45
	2004	2003

Revenues
Rental	$ 2,755,407	$ 72,518
Interest and other	109,199	10,176
	2,864,606	82,694

Expenses
Interest	667,312	12,837
Depreciation and amortization	853,687	4,092
Operating expenses	1,691,386	69,284
	3,212,385	86,213

NET LOSS	$ (347,779)	$ (3,519)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (344,301)	$ (3,484)

Net loss allocated to other Partners	$ (3,478)	$ (35)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 46 2004

Revenues
Rental	$ 861,944
Interest and other	5,521
867,465

Expenses
Interest	168,145
Depreciation and amortization	140,055
Operating expenses	559,195
867,395

NET GAIN	$ 70

Net gain allocated to Boston Capital Tax Credit Fund IV L.P.	$ 69

Net gain allocated to other Partners	$ 1

*The Operating Partnerships in Series 46 did not commence operations until after March 31, 2003, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended September 30, 2004 and 2003 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 2005 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 30, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, and Series 46. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2004.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $24,333,293.

During the quarter ended December 31, 2004, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of December 31, 2004. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $135,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 2004, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of December 31, 2004 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2004, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $477,996 as of December 31, 2004. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $27,015 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 2004, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of December 31, 2004, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,417,237.

During the quarter ended December 31, 2004, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of December 31, 2004. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended December 31, 2004, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $943,704 as of December 31, 2004. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $237,239, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended December 31, 2004, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $1,443,838 as of December 31, 2004. Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $43,778, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,572.

During the quarter ended December 31, 2004, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of December 31, 2004. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended December 31, 2004, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $40,968 as of December 31, 2004. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended December 31, 2004, Series 29 recorded capital contribution releases of $20,000. Series 29 has outstanding contributions payable in the amount of $66,718 as of December 31, 2004. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $45,783 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869.

During the quarter ended December 31, 2004, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $128,167 as of December 31, 2004. The remaining contributions will be released from available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended December 31, 2004, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $682,058 as of December 31, 2004. Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $66,384, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2004, Series 32 recorded capital contribution releases of $228,307. Series 32 has outstanding contributions payable in the amount of $520,571 as of December 31, 2004. Of the amount outstanding, $261,571 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $259,000 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended December 31, 2004, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of December 31, 2004. Of the amount outstanding, $62,966 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $139,319, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended December 31, 2004, Series 34 recorded capital contribution releases of $10,000. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $75,968 as of December 31, 2004. Of the amount outstanding, $11,473 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $64,495, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended December 31, 2004, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of December 31, 2004. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended December 31, 2004, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $657,998 as of December 31, 2004 all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2004, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable in the amount of $155,363 as of December 31, 2004. Of the amount outstanding, $131,074 has been loaned to one of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $24,289, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2004, Series 38 did not record any releases of capital contributions. Series 38 has outstanding contributions payable in the amount of $117,735 as of December 31, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2004. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2004, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,771 as of December 31, 2004. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2004, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable in the amount of $152,424 as of December 31, 2004. Of the amount outstanding, $143,730 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $8,649 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2004, Series 41 recorded capital contribution releases of $92,746. Series 41 has outstanding contributions payable in the amount of $480,554 as of December 31, 2004. Of the amount outstanding, $440,966 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $39,588, will be released from collections of notes and accounts receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $20,156,428.

During the quarter ended December 31, 2004, Series 42 recorded capital contribution releases of $659,316. Series 42 has outstanding contributions payable in the amount of $913,898 as of December 31, 2004. Of the amount outstanding, $343,470 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $570,428 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $25,934,306. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 43

During the quarter ended December 31, 2004, Series 43 recorded capital contribution releases of $1,856,958. Series 43 has outstanding contributions payable in the amount of $1,111,386 as of December 31, 2004. Of the amount outstanding, $327,513 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $783,873 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2004, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable in the amount of $1,700,804 as of December 31, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $24,322,022. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 45.

During the quarter ended December 31, 2004, Series 45 recorded capital contribution releases of $1,045,772. Series 45 has outstanding contributions payable in the amount of $7,458,379 as of December 31, 2004. Of the amount outstanding, $869,000 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $6,589,379 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 12 Operating Partnerships in the amount of $17,022,498. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 46.

During the quarter ended December 31, 2004, Series 46 recorded capital contribution releases of $2,074,687. Series 46 has outstanding contributions payable in the amount of $6,074,254 as of December 31, 2004. Of the amount outstanding, $1,853,171 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $4,221,083 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations

As of December 31, 2004 and 2003 the Fund held limited partnership interests in 509 and 496 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2004 as Series 44, Series 45 and Series 46 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The variance in net loss per BAC for Series 41 through Series 44 of the Fund for the current nine-month period to the prior Nine-month period is a mainly a result of a decrease in interest income and a variance in the losses from Operating Partnerships reported by each series. Interest income reported is expected to decrease for each series from year to year, after the first full year of operations, as limited partner contributions raised in the first year are expended on payments to Operating Partnerships in subsequent years. Losses reported from Operating Partnerships are expected to fluctuate until the series has fully invested in its Operating Partnerships and they achieve stabilized operations.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 2004 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $80,061, $54,608, $60,119, $56,002, $49,674, $67,202, $97,586, $78,594, $69,593, $75,064, $51,900, $97,860, $77,436, $36,822, $70,019, $53,890, $39,572, $51,216, $41,100, $26,700, $48,501, $67,747, $50,127, $67,444, $52,887, $67,532 and $53,746 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 20 reflects net loss from Operating Partnerships of $(973,292) and $(572,887), respectively, which includes depreciation and amortization of $2,065,768 and $1,893,525, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 20 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburg Seniors Apartments and Shady Lane Apartments. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total. The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer

Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven through 2004 due to low occupancy, high operating expenses, and rent collection problems. Pinnacle Management Services, began managing the property in December 2003. By end of the fourth quarter 2004, occupancy increased to 88% from 86% in the third quarter. Evictions for non-payment increased, tenant accounts receivable grew significantly, and the property reported bad debts expense in the fourth quarter 2004. The management agent is focusing on rent collections to improve cash flow. In August, 2004, the property initiated a rent concession of first and last month's rent and dropped the rental rate. This rent special expired at the end of October, 2004 due to a significant amount of move-ins during September and through mid-October. The property is currently offering one month free rent. The end of January, 2005 net projected occupancy is 97%. The latter occupancy percentage does not take into account the four pending evictions and potential 7 additional evictions. If eleven tenants are evicted the net projected occupancy for February, 2005 is 80%.

Net operating revenue increased by approximately $10,000 due to continued occupancy gains. The property experienced negative cash flow of $29,000 during the quarter, due to higher than expected expenses, led by utility costs and maintenance expenses. The property is in fair condition due to the need for asphalt repairs and window replacements. The mortgage, taxes and insurance are current. With continued high occupancy and improved rent collections, the long-term prospects for this property are favorable. A market and sales analysis was prepared by a national real estate brokerage firm in January, 2005. The analysis reported that the property could be sold at a substantial profit. The potential for disposing of this asset will continue to be reviewed taking into consideration current property operations and tax considerations.

East Douglas Apartments Limited Partnership (East Douglas Apartments) produced a negative cash flow of $2,733 for 2003 due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), high debt and the costs associated with repairing damages sustained during a small kitchen fire that occurred in April 2003. The total cost to repair the fire and water damage totaled slightly less than the insurance deductible of $10,000. An arbitration hearing was held on April 12, which resulted in a judgment in the amount of $9,798.75 including attorney's fees of $752.50. As no appeal was filed, the judgment was executed and collection proceedings have been started by the attorney including the garnishment of wages. The property operated well above breakeven through the fourth quarter of 2004. Physical occupancy averaged 92% and economic occupancy averaged 90% through the fourth quarter. Available operating cash along with the TIF refund that was received in the third quarter and posted in the fourth quarter should be sufficient to pay the accounts payable through 2004. The property generated $1,300 in cash flow and has $7,707 in cash available in 2004. The Operating Partnership had planned to submit a mortgage application to IHDA during the second quarter of 2004 to replace the high interest first mortgage loan held by Arbor Commercial Mortgage. In July, Arbor, the existing loan servicing company, expressed interest in possibly renegotiating the current first mortgage. An initial package has been presented to their analyst who expressed interest and indicated that Arbor may be able to restructure the current first mortgage. Arbor has since assigned a specific analyst to develop possible mortgage restructuring strategies for the property. The mandatory "Physical Needs Assessment" has been completed and has been delivered to Arbor as part of the mortgage application package. It is hoped that a new mortgage will yield the necessary funds to complete the exterior repairs and preventative maintenance needs including tuck pointing, replacement of the remaining original windows, repair and replacement of deteriorating wooden trim, exterior paint, replacement of the clay tile caps and other miscellaneous repairs. If successful, the reduced interest rate mortgage will have a positive effect on future cash flow. On January 1, 2004, Mark III Management Corporation of Indianapolis, Indiana assumed property management responsibilities for the property. Mark III is a reputable company with operations based within a two-hour drive of the property. It is hoped that their familiarity with the mid-west market and readily available corporate resources will contribute to improved operations and cash flow. The mortgage, property taxes and insurance are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY, that has historically operated below breakeven, and continued to do so in 2003. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rental increase would be detrimental to occupancy. In addition, management does not feel that the area where the property is located can support an increase. Occupancy through the fourth quarter 2004 decreased to 82% from the 2003 average occupancy of 90%. As a result the property is operating below breakeven at year end. The Operating General Partner has stated that the economy is poor in part due to the decrease in employment at Kodak, and other area corporations. The Operating General Partner interest has been transferred from Home Properties of New York, LP to Silver Evergreen, LLC, with an effective date of September 30, 2004. Home Properties has decided to exit the Affordable Housing business and has been actively transferring its tax credit portfolio over the last two years. The new Operating General Partner is making strong efforts to improve operations at the property and increase occupancy.

Parkside Housing, LP (Parkside Apartments) is a 54-unit family apartment complex in Avondale, Arizona. The property generated negative cash flow of $30,447 in 2003, mainly due to high administrative and maintenance expenses. Although the property has been able to lower operating expenses in 2004, the average year to date occupancy which increased slightly since the last quarter to 82.2%, is still shy of last years average occupancy of 90%. In an effort to increase occupancy, the property management company continues to advertise through newspapers and flyers. In addition, the property continues to provide concessions such as discounted security deposits, one month free rent and move in gifts to entice occupants. The operating deficit guarantee is unlimited in time and amount

Clarksville Estates, LP (Clarksville Estates) is a 32-unit property located in Clarksville, Missouri. Despite an average occupancy of 85% through December 2004 the property is operating above breakeven after adjusting for the over-funded Replacement Reserve. Occupancy has been low throughout most of 2004 because there was insufficient operating income to perform major turnover and tenant damage repairs to several vacant units. Management tried to get approval from Rural Development to use Replacement Reserve funds for the renovations; however, RD would not approve the withdrawal. In October the property had generated enough operating income to hire two maintenance personnel who turned all but one unit over as rent-ready. As a result only one unit was vacant as of December 2004. The Investment General Partner will continue to monitor this property until the property has stabilized with average occupancy above 90%.

Series 21

As of the December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 21 reflects net loss from Operating Partnerships of $(1,098,125) and $(707,649), respectively, which includes depreciation and amortization of $648,540 and $666,465, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

The new management company has completed the renovation of the apartments, and achieved an average of 94% occupancy for the fourth quarter. Atlantic City Apartments increased revenue by $12,407 to $391,905. Expenses were $567,822 for the quarter due to the costs of rehabilitating the units.

The new management coupled with city funding and new investor capital is expected to bring the property to stabilization within several months following plan implementation, which is projected to occur in first quarter 2005.

Centrum Fairfax LP (Forest Glen at Sully Station) is a 119-unit senior complex located in Fairfax, VA which has historically experienced low occupancy. In 2003, average physical occupancy was 67%. Through the third quarter of 2004, the average occupancy was 72%; however, in the fourth quarter 2004 occupancy decreased to 71%. In an effort to increase and stabilize occupancy the management company replaced the site manager in September of 2004. The new site manager has extensive leasing experience and will pursue new marketing ideas such as networking with local civic and community groups. The management company will also increase the volume of advertising in community newspapers and local churches to attract potential tenants. Finally management will continue to offer monthly rental concession of $100 to $200 on the apartment types that are not leasing. The property is in excellent physical condition. The Operating General Partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the Operating General Partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 94% in 2004. Operating expenses are below the Investment General Partner's state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2004. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2003. Occupancy decreased to an average of 82% based on the most recent 2004 occupancy report. Although operating expenses are below the Investment General Partner's state average, declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is unable to support its operations due to high operating expenses and low rental rates. Operating expenses increased by $26,940 or $848 per unit in 2003. Early in 2004 the full time property manager and maintenance staff personnel were let go, in an attempt to lower operating expenses. The staff was replaced by a new property manager (working part time), and subcontracts for all maintenance related items. In the beginning of 2004 the property suffered from low occupancy of 80%; however through diligent efforts by the new property manager the property reached occupancy of 97% in the third quarter, and maintained that level into the fourth quarter of 2004.

Additionally, the management agent began implementing a $40 per unit, per month rent increase in the second quarter of 2004 to help increase revenue at the property. The new property manager also began an aggressive rental collection policy, which has assisted in increasing revenue in the fourth quarter.

The current Operating General Partner remains in negotiations with a replacement Operating General Partner that will be able to provide better economies of scale with regards to payroll and other operating expenses.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 92% in 2003. Occupancy increased to an average of 95% through the fourth quarter of 2004. The property's operating expenses are below the Investment General Partner's state average. Despite occupancy in the 90's, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 22 reflects net loss from Operating Partnerships of $(1,025,412) and $(670,000), respectively, which includes depreciation and amortization of $1,427,697 and $1,253,509, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2003. Occupancy decreased to an average of 82% based on the most recent 2004 occupancy report. Although operating expenses are below the Investment General Partner's state average, declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Roxbury Veterans Housing, Limited Partnership (Highland House) is a 14 unit property located in Roxbury, Massachusetts. The Operating General Partner has been very inconsistent in reporting occupancy and operational numbers to the Investment General Partner and no audited financials had been reported since 2002 other than tax returns, until June 2004 when a draft of the 2002 audit was received. In addition, the Investment Limited Partner identified potential discrepancies in the tax returns submitted for year-end 2003 and is currently working to resolve these issues. Reported occupancy for the third quarter of 2004 was 93%. The Operating General Partner has a guarantee that is unlimited in time and amount.

Lake Street Apartments, L.P. (Lake Street Apartments) is a 32 unit property located in Girard, PA. Average occupancy through the fourth quarter of 2004 is 90%. Occupancy has steadily increased during the year. Management has stated that the decreased occupancy in the first half of the year was not tied to a specific cause and that strong occupancy is anticipated going forward. Management pays the utilities for all of the units, and prices are very high. The utility company is owned by the community in which the project is located. Rents were increased in 2004 by $38 per unit. As a result of increased rental revenue and decreased operating expenses, the property is operating above breakeven for the year. Both the mortgage and real estate taxes are current and the Operating General Partner's operating deficit guaranty is unlimited in time and amount.

Kimbark 1200 Apartments is a 48-unit property for families located in Longmont, CO. Due to an average occupancy of 80% through the fourth quarter of 2004 the property is operating below breakeven. Boulder and the surrounding areas, such as Longmont, lost a number of employers over the past two years. As a result, residents of the area either moved to other cities or moved from larger units, "doubling up" in smaller less expensive apartments. Management continues to use advertising, existing resident referrals and competitive rents to attract new tenants; however, there is still minimal employment opportunities to attract more potential residents to the area. The Investment General Parter will monitor the management company's efforts to improve occupancy. All taxes, insurance and mortgage payments are current and the Operating General Partner is funding deficits.

Series 23

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 23 reflects net loss from Operating Partnerships of $(954,545) and $(713,816), respectively, which includes depreciation and amortization of $1,308,188 and $1,268,569, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 23 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Mathis Apartments. Ltd. and Orange Grove Seniors. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 56 apartment units in total. The low income housing tax credit available annually to Series 23 from the Calhoun Partnerships is approximately $73,077, which is approximately 2% of the total annual tax credit available to investors in Series 23.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Mid City Associates (Mid City Apartments) is a 58 unit, family property located in Jersey City, NJ. The subject property is a scatter site development. The property operated with an average occupancy of 95% thru November of 2004. Despite the improvement in the occupancy, over the 2003 average of 90%, the property is not projected to breakeven in 2004. The Operating General Partner continues to fund shortfalls despite the expiration of the guarantee. The mortgage and taxes are current.

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 86% in 2003. The average occupancy improved slightly to 88% through September 30, 2004 however as of the fourth quarter, occupancy declined to 72%. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidence by a nine-month waiting list at the local housing authority. The Operating General Partner completed a site management change at the end of the fourth quarter. They are currently offering a $100/month rent reduction for the 1st 12 monnths for all new tenants. Per an agreement with the Operating General Partner, the Management Company is deferring all fees until operations improve. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Sacramento SRO, L.P. (La Pensione K Apartments), is a 129-unit single-room occupancy (SRO) property, for special needs residents, located in Sacramento, CA. The property had maintained an average occupancy of 93% through year end 2004 but operated below breakeven due to increased administrative salary expenses for more site staff with greater experience. 24-hour security and property housekeeper are also on staff to support the special needs population. Property manager turnover has been frequent and an internal promotion to the property manager position has, reportedly, stabilized the situation. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund deficits.

Series 24

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at December 31, 2004. Out of the total 23 were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 24 reflects net loss from Operating Partnerships of $(575,141) and $(327,558), respectively, which includes depreciation and amortization of $984,083 and $994,187, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the "Calhoun Partnership") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total. The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property. Occupancy levels have increased in the fourth quarter. As of December 2004, occupancy is 91% with two pending leases for a total of 97% occupied and leased. The property is operating below breakeven due to the vacancies and high operating expenses. Although operating expenses are running higher than budgeted, some expenses relate to Westhab's program to re-stabilize the property and are expected to normalize once the transition and re-stabilization is complete. Westhab has secured an additional loan from the City of Yonkers in order to cure some deferred maintenance issues. The loan is in the amount of $150,000 which has been earmarked for the replacement of hot water tanks, concrete repairs in the rear of the building, updating the electrical systems, and the installation of security cameras. All of the above capital expenditures have been completed with the exception of the security cameras and the installation of magnetic locks on the front entry doors. It is anticipated that this work will be completed in the first quarter of 2005. It had been previously noted that the $150,000 was to be in the form of a grant, however the City is requesting a zero percent cash flow loan. The Investment General Partner will continue to monitor this Partnership until property operations have stabilized.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven in 2003 due to low occupancy. Despite improved occupancy that has averaged 94% through the fourth quarter of 2004, the property has continued to operate below breakeven due to the low rent levels. In 2003, rents were decreased in order to attract more residents. Now that occupancy has improved, rent levels need to be increased to allow the property to operate above breakeven. Management has budgeted a rent increase that will go into effect in March 2005. Although, the property is showing significant improvement, the Investment General Partner continues to monitor this property monthly.

Series 25

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at December 31, 2004. Out of the total 21 were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 25 reflects net loss from Operating Partnerships of $(611,577) and $(1,015,556), respectively, which includes depreciation and amortization of $1,564,614 and $1,566,159, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property suffers from high expenses, high turnover, and insufficient rental revenue. Management has requested a rent increase, but rents are at their maximum per Section 8 housing requirements. The property continues to operate below breakeven in 2004 and has expended more than $23,000 in cash thus far. Despite these setbacks, occupancy was 99% as of December 31, 2004. The required deposits have been made to the replacement reserve account. The Operating General Partner continues to fund operating deficits despite the fact that the Operating General Partner guarantee expired in September of 2001. The Investment General Partner is working diligently with the management company on reducing both turnover and expenses.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 357 unit apartment complex in Indianapolis, Indiana. The property has maintained occupancy at around 93%, and is working to lower operating expenses. The Partnership is undergoing a operating General Partner/Management Company transfer, expected to complete within the first two weeks of January 2005. The new Operating General Partner will replace the Management Company with their own company. In preparation for that transition the incoming property manager has been shadowing operations at Sutton Place for over two months. This will make the transition easy, and allow the new management company to enter the property with a strong notion of property operations, and what is needed to strengthen them. With the change of Operating General Partner interest several units were found to be less than adequately maintained, and unrented for several months. As a result those units have been brought online in December 2004, and are expected to lease in the first quarter of 2005. The Incoming Operating General Partner/Management Company, has a stronger presence in the Indianapolis metro area, and stronger operational abilities. This operational strength is projected to assist the management company lower operating expenses. The mortgage, taxes and insurance are all current.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18-unit property located in Manhattan, NY. At year-end, the property had reached 98% occupancy and continued to operate above breakeven. This is due to a reduction in debt service from the July, 2004 refinance, receipt of credit for previously overpaid water and sewer charges, and a decrease in maintenance expenses. The Investment General Partner continues to work with the management company in reducing operating expenses. The mortgage, taxes, and property insurance are all current. As the operations have improved and stabilized, special disclosure will not be reported in 2005.

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

Rose Square L.P. (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. At year end 2003, the property operated below breakeven. When the property was built a tax abatement was in place. The abatement expired in February 2002, and taxes increased to $9,800. Spread over 11 units, this was prohibitive to generating cash flow. The property was re-assessed by the county, and received a reduction in real estate taxes of approximately 40% to $5,600 in 2004. Low occupancy has had an effect on rental revenue at the property. The area in which this property is located is very depressed and the market has been prohibitive in improving occupancy. Occupancy remained low for the first three quarters of 2004; however has increased in the fourth quarter, reaching 100%. Average occupancy in 2004 is 77%, and the property remains full at year end. As a result of low occupancy in the first three quarters, the property has below breakeven operations in 2004. The Investment General Partner will continue to monitor operations and occupancy.

Series 26

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 99.8% and 100%, respectively. The series had a total of 45 properties at December 31, 2004. Out of the total 44 were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 26 reflects net loss from Operating Partnerships of $(812,199) and $(1,490,845), respectively, which includes depreciation and amortization of $2,209,151 and $2,186,233, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 26 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The operating partnerships are Bearuegard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb Apartments A LDHA. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total. The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) is a 28-unit property located in Warrensburg, Missouri. Despite an average occupancy of 88% through December 2004 the property is operating above breakeven. Occupancy has increased slowly over the last six months partially because management made three long-standing vacant units rent-ready. Currently four units are vacant, three of which are rent ready. Management has had problems getting Rural Development to approve Replacement Reserve withdrawals for major turnover and tenant damage repairs. Thus, funds for these renovations have been used from operating income; however, RD seems to be somewhat more receptive to the use of replacement reserve funds for future renovations. The Investment General Partner will continue to monitor this property and the occupancy improvements.

Country Edge LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Average occupancy through December of 2004 is 89.9%, with occupancy at 91.6% for the month of January 2005. The property's occupancy issues arose because of issues surrounding a refugee population similar to 2002. A number of refugees had rented apartments after meeting the resident selection criteria. However, a few of the residents had criminal backgrounds that were not exposed during the typical background check. Management will need to being eviction proceedings on the problem residents as well as non-paying residents which may leave the development with a large vacancy rate. The Operating General Partner/management company continues to offer rent concessions and rate reductions as a rental incentive. The manager was replaced in the month of October to a more seasoned manager. As a result occupancy has increased slightly. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. Average occupancy through December 2004 is 91.44% as a result of rent concessions and rate reductions. Despite the increase in occupancy, concessions and rate reductions have contributed to the negative cash flow at the property. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 27 reflects net loss from Operating Partnerships of $(609,649) and $(736,191), respectively, which includes depreciation and amortization of $1,355,378 and $1,290,509, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 27 has invested in Magnolia Place Apartments Partnership (the "Calhoun Partnership") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The affordable housing property owned by the Calhoun

Partnership is located in Mississippi and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships where Riemer Calhoun either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Holly Heights Limited Partnership (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 82% for 2003. Occupancy declined slightly and averaged 78% through the third quarter of 2004. As of the end of the fourth quarter 2004 the property was 81% occupied. The site manager stated there has been increased activity at the property due the increase in the military population at the area base. Despite the recent up swing, there are sill limited job opportunities in the area, and as a result, residents continue to move to other areas to find work. Also, management continues a strong campaign of evicting residents who do not pay their rent. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of 1 month free rent and other incentives, such as lower rents, no security deposits and increased resident referral rewards. As a result of the low occupancy, there is negative cash flow and high payables. In 2003 an audit by the state regulatory agency identified issues of non-compliance. All the issues noted by the state have been corrected. The Investment General Partner will continue to closely monitor the property. The Operating General Partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. At year-end, the occupancy had remained at 100% and the property's operations were at breakeven. A new co-op board, elected on July 28, 2004, voted to implement an 11% increase effective January 1, 2005. The rent increase, together with the reduction in maintenance expenses that began in the second quarter, are expected to keep the property operating at breakeven or better. The Investment General Partner continues to work with the Operating General Partner to improve collections. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax abatement. Provided that the property's operations remain stable we will no longer report on this partnership.

Series 28

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 28 reflects net loss from Operating Partnerships of $(869,907) and $(894,558), respectively, which includes depreciation and amortization of $1,645,899 and $1,665,381, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 28 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total. The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

1374 Boston Road L.P. (1374 Boston Road) is a 15-unit property located in New York City. As of December 2004, occupancy was at 88% with no increase over the previous quarter and the partnership continued to operate at a deficit. The property has had high collection losses and management has instituted a more stringent tenant screening process. However, there is a shortage of credit-worthy applicants in the neighborhood, resulting in a delay in leasing the vacant units. Upon the recommendation of the Investment General Partner, the Operating General Partner is considering refinancing options for the property's first mortgage. Asset Management will continue to monitor this property. The property is very well-kept and the Operating General Partner continues to fund deficits. The mortgage, property taxes and insurance are current.

Series 29

As of December 31, 2004 and 2003 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at December 31, 2004 all of which were 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 29 reflects net loss from Operating Partnerships of $(867,527) and $(1,018,966), respectively, which includes depreciation and amortization of $1,958,322 and $1,905,222, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 29 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Edgewood Apartments Partnership, Plametto Place Apartments and Westfield Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total. The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, has operated below breakeven through the fourth quarter of 2004. The main reason for its cash expenditure is its low occupancy, which averaged 80% through the third quarter of 2004 and averaged 92% for the fourth quarter of 2004. The Operating General Partner felt that the property was operating below breakeven due to the management company. Therefore, the Operating General Partner replaced the management company in June 2004. The new management company was able to lease up the property within 45 days. In the past the Operating General Partner has had difficulty reporting in a timely manner. The Investment General Partner will be working closely with the new management company and the Operating General Partner to improve reporting for the property.

Lincoln Hotel Partnership, L.P. (Lincoln Hotel), is a 41-unit single-room occupancy (SRO) property located in downtown San Diego, CA. The property had an average physical occupancy of 95% through 2003 and an average occupancy of 93% through year end 2004. Despite strong occupancy, the property operated below breakeven due to high administrative expenses and very low rents. Due to additional program funding requirements, rents at the property are capped at approximately 50% lower than "usual" maximum tax credit rents. This results in an average rent of $272 per unit per month In May, 2004 management received approval to implement an 8% rent increase on lease renewal that is expected to bring the property back to breakeven operations. The Lincoln Hotel also has a commercial tenant at the property which accounts for approximately 44% of the annual income to the property. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Glenbrook Apartments, L.P. (Glenbrook Apartments) is a 24-unit property located in Saint Jo, Texas. Occupancy was 79% in the third quarter of 2004. Due to high operating expenses $1,229 in cash was expended in 2003. The property is projected to expend $8,120 in 2004. The Operating General Partner has reported similar occupancy struggles at the nearest adjacent property, both of which are 100 miles outside of Dallas. Investment General Partner is working closely with the Operating General Partner to boost occupancy to generate more income for the property. The Operating General Partner has an unlimited guarantee in both time and amount, to fund all shortfalls.

Forest Hill Apartments L.P. (The Arbors) is an 85 unit, Senior Property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire. The Operating General Partner received an initial insurance payment totaling $500,000 and it was determined that the building should be raised due to the significant fire and water damage. After bidding the property repairs, the Operating General Partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The Operating General Partner's primary underwriter, Lloyd's of London, and their excess property insurance carrier, RSUI Group, determined that the policy did not cover code changes of more then $10,000. The Operating General Partner appealed their initial determination regarding additional coverage and to date have had no formal resolution. The General Partner received an additional insurance payment totaling $2 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender, The Virginia Housing Development Authority (VHDA). VHDA approved the release of sufficient insurance proceeds $148,000 to raise the property which occurred in the third quarter of 2004.

As of January 2005, construction had not begun at the property as the Operating General Partner is not prepared to fund the current $1.4 million difference between replacement cost, including the code changes and the insurance proceeds allocated to the project to date. The insurance company, as noted above, has taken the position that the policy covers only $10,000 of the code changes. However the General Partner believes their policy should cover up to $2.5 million dollars in code changes. The GP has been diligently attempting to get a resolution to code change coverage and has provided the Investment General Partner with e-mails and documents supporting their efforts. The insurance company has continued to use stalling tactics, pushing the claim from one underwriter to another.

Determining that Operating General Partner is at an impasse with the insurance company, the Operating General Partner has retained counsel and prepared a suit that is expected to be filed in the first quarter of 2005, to resolve the code change issue. The case can reasonably be expected to be heard late in the second quarter or early in the third quarter of 2005. However, the Operating General Partner believes that there is a strong likelihood that the case will be settled once the suit is filed. It is the Operating General Partner's intention to reconstruct the property once the issues with its insurance company are resolved.

It is important to note that the Operating General Partner is an experienced developer with experience in loss claims. While he anticipates he will be successful in obtaining the additional proceeds required, Investment General Partner is working with legal counsel to determine its recourse should the GP's claim be unsuccessful.

As the Operating General Partner awaits the receipt of the insurance proceeds, the Investment Limited Partner must ascertain whether tax credits can be taken on these units. Currently, there is a potential risk of loss of current and future tax credits. In order to properly assess this risk the Investment Limited Partner will continue to monitor the progress of rebuilding Forest Hill Apartments.

Series 30

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2004 all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 30 reflects net loss from Operating Partnerships of $(892,971) and $(861,853), respectively, which includes depreciation and amortization of $1,156,905 and $1,102,722, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004 with a ten day notice to cure. The Investment General Partner reviewed options to correct the loan default. Property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The management company had improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community, however operations were still suffering. The deferred maintenance and high payables were a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner visited the property to evaluate its condition and determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. (As of this writing, the Investment General Partner has yet to be served with a notice of the foreclosure.) In the meantime, HUD contracted with a consultant to do an analysis of this property and four others in New Mexico, (all with HOME funds) to determine if it would be prudent to allow additional HOME funds to be lent to the properties as part of a debt restructure. The final report will be released on March 10. These funds along with others that the Investment General Partner is currently pursuing would allow for a complete restructure of the debt prior to foreclosure being granted.

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

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004 with a ten-day notice to cure. The current Investment General Partner reviewed options to correct the loan default. The property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The deferred maintenance and high payables are a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner conducted a site visit to evaluate the condition of the property to determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. (As of this writing, the Investment General Partner has yet to be served with a notice of the foreclosure.) In the meantime, HUD has contracted with a consultant to do an analysis of this property and four others in New Mexico, (all with HOME funds) to determine if it would be prudent to allow additional HOME funds to be lent to the properties as part of a debt restructure. The final report will be released on March 10. These funds along with others that the Investment General Partner is currently pursuing would allow for a complete restructure of the debt prior to foreclosure being granted.

JMC LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Due to increased marketing efforts by the management company, average occupancy for the third and fourth quarters of 2004 increased to 95% from a first and second quarter average of 82%. Operating expenses continue to be above average at $4,972 per unit for 2004; primarily due to increased advertising, marketing, and maintenance expenses caused by unit turnover. Management expects that operations will continue to improve during 2005.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Although the occupancy was stabilized in 2003, the property suffered from high payables, high tenant account receivables, high operating expenses, and negative cash flow. Through the third quarter of 2004 physical occupancy averaged 89%. In the fourth quarter average physical occupancy increased to 93%. As of September 30, 2004, all accrued expenses had been paid and the tenant receivables were $1,400. Low occupancy through most of 2004 contributed to high operating expenses and negative cash flow. The partnership was unable to make mortgage payments for four months. However, in September, the construction of the main road was finished and physical occupancy started to increase. The management company was able to increase the monthly rental rates by $10/unit in the third quarter of 2004.

In order to bring the mortgage current, the Partnership has reached an agreement with the lender to modify certain terms of the original mortgage. The lender has agreed to capitalize $31,616.00 of delinquent interest into the current principal balance of $728,384 bringing the new loan balance to $760,000, the original principal balance. Also, according to the new tax statements from the City of Council Bluffs, annual Real Estate taxes will be reduced by $18,686 from $45,894 to $27,208. With the new annual debt payments and assuming both the reduced Real Estate Taxes and 7% vacancy rate, the partnership will operate with DCSR of 1.10.

Nocona Apartments, L.P. (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Occupancy was 72% as of the third quarter of 2004. The Operating General Partner has reported similar occupancy struggles at the nearest adjacent property, both of which are 100 miles outside of Dallas. The Investment General Partner is working closely with the Operating General Partner to boost occupancy to generate more income for the property. The Operating General Partner has an unlimited guarantee in time and amount to fund all shortfalls.

Series 31

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at December 31, 2004 all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 31 reflects net loss from Operating Partnerships of $(884,472) and $(1,404,443), respectively, which includes depreciation and amortization of $2,324,591 and $2,574,344, respectively. This is an interim period estimate; it is not indicative of the final year end results.

There was a decrease in the net loss per BAC for Series 31 in the current year. The decrease is mainly the result of over stated interest expense by one of the operating partnerships in the prior year that has been correctly recorded in the current year.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA. In 2003, the property was able to operate above breakeven and maintain an average occupancy of 90%. Through the fourth quarter of 2004, operations at the property have declined as a result of low occupancy and greater than average operating expenses. The average occupancy for the year was 88%. Management has stated that the housing market in Atlanta is soft and that the property is constantly competing with another low-income property in the neighborhood. Utility expenses are high as a result large scale improvements to the sewage system in the City of Atlanta. The Operating General Partner has been working with the Housing Authority of the City of Atlanta to both improve occupancy and reduce expenses. Through February 2005, the property has been making interest payments on the second mortgage, which is only to be paid from available cash flow. The property has ceased payments on this second mortgage as the property is not generating cash. This is expected to have a positive impact on operations going forward. The Investment General Partner will be meeting with the Operating General Partner and the Atlanta Housing Authority in January 2005 to establish a strategic plan to bring operations back above breakeven.

Pilot Point Apartments is a 40-unit property located in Pilot Point, TX. In January 2004, there was a fire in a unit that damaged the unit and caused smoke damage in the seven other units in the building. Due to the damage, the entire 8-unit building was taken offline. The repairs were all completed and paid for from the insurance proceeds. The certificates of occupancy were issued as of August 15, 2004. Repairs were not completed until 8 months after the fire due to the delay in reaching a settlement with the insurance provider. Occupancy has continued to struggle after the fire and averaged 83% for the fourth quarter of 2004. The manager was replaced in November 2004 and they have expanded their advertising efforts. Management expects the property to be leased up by March 1, 2005.

Series 32

As of December 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2004, all of which were at 100% Qualified Occupancy

For the period ended December 31, 2004 and 2003, Series 32 reflects net loss from Operating Partnerships of $(1,107,321) and $(1,099,527), respectively, which includes depreciation and amortization of $1,832,124 and $1,886,523, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 32 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total. The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Even with the reduction in rate, the property is still operating at below break even. The property has historically had 100% occupancy. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place. Numbers for the fourth quarter show that property continues to operate at a loss, despite 100% occupancy.

Indiana Development Limited Partnership (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property operates below breakeven as a result of low occupancy which was last reported at 84% for December 2004. Occupancy issues are primarily due to a downturn in the local economy; recently, numerous manufacturing plants have closed forcing tenants to relocate to other areas in order to find employment. Biggs Management, a new, locally based, management company, should provide the local knowledge and manpower necessary to positively impact both occupancy and operating expenses. The Operating General Partner's Operating Deficit Guarantee, which was unlimited in amount, expired in June 2004. The Operating General Partner is active in the industry and as such, has continued to fund deficits.

Series 33

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 33 reflects net loss from Operating Partnerships of $(437,092) and $(465,506), respectively, which includes depreciation and amortization of $747,085 and $889,227, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 33 has invested in Forest Park Apartments (the "Calhoun Partnership") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 33 from the Calhoun Partnership is approximately $208,599, which is approximately 8% of the total annual tax credit available to investors in Series 33.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer

Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Even with the reduction in rate, the property is still operating at below break even. The property has historically had 100% occupancy. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place. Numbers for the fourth quarter show that property continues to operate at a loss, despite 100% occupancy.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. The property's rural location and stagnant local economy have made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 91% for 2004. Although Management has made many positive changes to control operating expenses, the site continues to operate below breakeven. Operating expenses are currently $6,447 per unit, primarily due to high expenses in the utility and maintenance categories. The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 86% for 2003. Recent reporting indicates the property is operating at 88% physical occupancy. The site manager has been successful in retaining current residents by offering different types of incentives. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

Merchants Court is a 192-unit property located in Dallas, GA. The property operated below breakeven in 2004 due to an average occupancy of only 77%. Some of the property's occupancy problem is due to aggressive first-time homebuyer programs that are offering mortgages with no downpayment and monthly payments comparable to rents. More of the problem, however, seems to be the result of ineffective management that was unable to achieve site control or initiate appropriate marketing campaigns. In November 2004, both the site management and regional manager were replaced in an effort to bring new focus to these issues. The Investment General Partner is working with the management in determining the effectiveness of their concessions. Taxes, mortgage and insurance payments are all current.

Series 34

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 34 reflects net loss from Operating Partnerships of $(1,390,261) and $(1,264,250), respectively, which includes depreciation and amortization of $1,779,016 and $1,723,788, respectively. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operates below breakeven as a result of low occupancy, which was reported at 73% as of December 2004. The Operating General Partner indicates that the local economy relies heavily on seasonal employment, which has resulted in lower than normal occupancy. A new management company has been brought in to positively impact the occupancy through rigorous marketing and advertising. In 2003, the Operating General Partner made a loan to the property in the amount of $66,076 to fund deficits. Although the Operating General Partner's Operating Deficit Guarantee has since lapsed, the Operating General Partner has continued to fund the property.

Merchants Court is a 192-unit property located in Dallas, GA. The property is operating below breakeven through year-end due to an average occupancy of only 77%. Some of the property's occupancy problem is due to aggressive first-time homebuyer programs that are offering mortgages with no downpayment and monthly payments comparable to rents. More of the problem, however, seems to be the result of ineffective management that was unable to achieve site control or initiate appropriate marketing campaigns. In November 2004, both the site management and regional manager were replaced in an effort to bring new focus to these issues. The Investment General Partner is working with the management in determining the effectiveness of their concessions. Taxes, mortgage and insurance payments are all current.

Series 35

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 35 reflects net loss from Operating Partnerships of $(772,825) and $(549,485), respectively, which includes depreciation and amortization of $1,169,927 and $1,105,486, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 99.7% and 100%, respectively. The series had a total of 11 properties at December 31, 2004. Out of the total 10 were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 36 reflects net loss from Operating Partnerships of $(533,162) and $(425,866), respectively, which includes depreciation and amortization of $818,000 and $802,337, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 36 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year's level, averaging 81.9% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing, occupancy has shown improvement in 2004, with fourth quarter occupancy remaining strong at 94%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first month's rent free at the Senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. A substantial rent increase went into effect in February 2004, and operating statements through December 2004 demonstrate that the Operating Partnership continues to operate above breakeven. As operations have stabilized over the course of 2004, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

Series 37

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 37 reflects net loss from Operating Partnerships of $(343,546) and $(475,114), respectively, which includes depreciation and amortization of $1,046,841 and $1,053,871, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. The property's rural location and stagnant local economy have made it difficult to maintain a strong tenant base. However, through increased marketing efforts and additional rental subsidies awarded to the property, occupancy averaged 91% for 2004. Although Management has made many positive changes to control operating expenses, the site continues to operate below breakeven. Operating expenses are currently $6,447 per unit, primarily due to high expenses in the utility and maintenance categories. The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Series 38

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2004, all of which were at 100% qualified occupancy.

For the period ended December 31, 2004 and 2003, Series 38 reflects net loss from Operating Partnerships of $(545,905) and $(466,203), respectively, which includes depreciation and amortization of $833,066 and $794,171, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 38 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Series 39

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2004, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 39 reflects net loss from Operating Partnerships of $(494,664) and $(648,122), respectively, which includes depreciation and amortization of $693,177 and $686,090, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 39 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total. The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Arbors at Ironwood L.P. (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. The property had an average physical occupancy of 94% through 2003 but this has decreased throughout 2004 to a year-end average of 88%. The decline in occupancy was due to evictions and dissatisfied resident moving to other properties. Staff changes occurred at the end of the third quarter and marketing efforts have been initiated in an effort to return to previous occupancy. The property is currently operating at a slight deficit. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

The Investment General Partner has been working closely with the Operating General Partner and management company for the past several months. Occupancy reports are being forwarded to the Investment General Partner each week and monthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in November 2004 and found the area to be economically strong and the property to be in good condition.

Series 40

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2004, all of which at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 40 reflects net loss from Operating Partnerships of $(640,664) and $(613,850), respectively, which includes depreciation and amortization of $1,080,676 and $1,098,066, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 40 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total. The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Arbors at Ironwood II, L.P. (Arbors at Ironwood II), is a 40-unit family property located in Mishawaka, IN. The property had an average physical occupancy of 94% through 2003 but this has decreased throughout 2004 to a year-end average of 86%. The decline in occupancy was due to evictions and dissatisfied resident moving to other properties. Staff changes occurred at the end of the third quarter and marketing efforts have been initiated in an effort to return to previous. The property is currently operating at a slight deficit. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

The Investment General Partner has been working closely with the Operating General Partner and management company for the past several months. Occupancy reports are being forwarded to the Investment General Partner each week and monthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in November 2004 and found the area to be economically strong and the property to be in good condition.

Series 41

As of December 31, 2004 and 2003 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2004 all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 41 reflects net loss from Operating Partnerships of $(1,807,728) and $(963,817), respectively, which includes depreciation and amortization of $1,780,526 and $1,134,832, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 41 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, 2004. The only remedy for the former Operating General Partner and its affiliates is to appeal the judge's decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge filed his final Statement of Decision on August 11, 2004.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute. There is nothing further to report and this property will be removed from this report next quarter.

Brookstone Place II LDHA, L.P. (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI. The property had maintained an average physical occupancy of 96% through 2003 but has since dropped to an average occupancy of 81% through year end 2004. The decline in occupancy has been due to a large number of evictions coupled with residents unhappy with the overall condition of the property. To increase occupancy, referral bonuses are offered to residents who refer applicants that move into the property. Management has also taken a more proactive approach to resident retention by offering incentives for lease renewals. The residents are being offered items such as ceiling fans, carpet cleaning, or closet organizers. As a result of the low occupancy and increased turnover costs the property is operating below breakeven. The Investment General Partner has been working closely with the Operating General Partner and management company for the past several months. Occupancy reports are being forwarded to the Investment General Partner each week and monthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in November 2004 and found the area to be economically strong and the property to be in good condition. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Series 42

As of December 31, 2004 and 2003 the average Qualified Occupancy was 99.7% and 96.9%, respectively. The series had a total of 22 properties at December 31, 2004. Out of the total 21 were at 100% Qualified Occupancy, and 1 was in active lease up.

For the period ended December 31, 2004 and 2003, Series 42 reflects net loss from Operating Partnerships of $(552,884) and $(526,299), respectively, which includes depreciation and amortization of $1,293,605 and $712,182, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 42 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Riemer Calhoun, Jr. or an entity which was affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total. The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42.

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

In late March, 2003, Riemer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Riemer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Riemer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Riemer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

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

With respect to each of the Calhoun Partnerships either (a) Riemer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Riemer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Riemer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, the only remedy for the former Operating General Partner and its affiliates is to appeal the judge's decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge filed his final Statement of Decision on August 11, 2004.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute. There is nothing further to report and this property will be removed from this report next quarter.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. While initial lease-up progressed slowly at three of the buildings which contain a total of 32 family units, 100% of these units were occupied as of April 30, 2004. The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003. Due to a tight senior housing rental market in Port Huron, the lease-up of the senior building progressed slowly during the first half of 2004. During September 2004, the market was reviewed and the rents on the one and two bedroom senior units were subsequently lowered to $399 and $499, respectively. In addition, the property offered free rent from the lease date through the end of 2004 on these senior units. The management agent, Lockwood Property Management ("Lockwood"), developed a comprehensive marketing plan which included local advertising and mass mailings, outreach to senior organizations, working closely with the local Housing Authority and hosting various events for the senior community. In order to avoid a two-thirds tax credit situation, the initial lease-up on the senior building had to be completed before December 31, 2004. Due to the extraordinary efforts of Lockwood, the senior building achieved 100% initial occupancy before December 31, 2004. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $260,000 each. As a result, the property had a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs. Currently, the general contractor is owed approximately $50,000. The Operating General Partner has made several payments to the general contractor over the past few months. The general contractor has placed a lien on the property for the balance of the outstanding construction costs. The Operating General Partner is in the process of negotiating a settlement with the general contractor. If the $50,000 gap needs to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster. The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors in Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004.

The Operating Partnership's mortgage taxes and insurance are current. However, payables of approximately $79,000 were outstanding as of December 31, 2004. As of January 31, 2005, the physical occupancy was 92% with 2 units leased for a projected physical occupancy of 95%. The property is currently offering one month free and a reduced security deposit. The property is anticipated to maintain high occupancy rates throughout 2005 and generate positive cash flow by the third quarter of 2005.

Series 43

As of December 31, 2004 and 2003 the average Qualified Occupancy was 99.7% and 80.8%, respectively. The series had a total of 22 properties at December 31, 2004. Out of the total 21 were at 100% Qualified Occupancy and 1 was in lease up.

For the period ended December 31, 2004 and 2003, Series 43 reflects net loss from Operating Partnerships of $(890,075) and $(236,446), respectively, which includes depreciation and amortization of $1,579,430 and $123,930, respectively. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates filed a counter lawsuit which was dismissed with prejudice against the defendants on Friday, July 30, the only remedy for the former Operating General Partner and its affiliates is to appeal the judge's decision. A bench trial was conducted during the period April 6 through May 12, 2004, before the Superior Court of California - County of San Diego. A Tentative Decision was filed by the court on May 18, 2004. In its Tentative Decision the court found the former Operating General Partner to have been in material breach and that the removal of the Operating General Partner was proper and effective.  After requesting additional information from all parties, the judge filed his final Statement of Decision on August 11, 2004.  San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC are preparing a separate motion to the court for recovery of legal fees in connection with the dispute. There is nothing further to report and this property will be removed from this report next quarter.

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. While initial lease-up progressed slowly at three of the buildings which contain a total of 32 family units, 100% of these units were occupied as of April 30, 2004. The fourth building, which consists of 99 elderly units, received temporary certificates of occupancy in September and October 2003. Due to a tight senior housing rental market in Port Huron, the lease-up of the senior building progressed slowly during the first half of 2004. During September 2004, the market was reviewed and the rents on the one and two bedroom senior units were subsequently lowered to $399 and $499, respectively. In addition, the property offered free rent from the lease date through the end of 2004 on these senior units. The management agent, Lockwood Property Management ("Lockwood"), developed a comprehensive marketing plan which included local advertising and mass mailings, outreach to senior organizations, working closely with the local Housing Authority and hosting various events for the senior community. In order to avoid a two-thirds tax credit situation, the initial lease-up on the senior building had to be completed before December 31, 2004. Due to the extraordinary efforts of Lockwood, the senior building achieved 100% initial occupancy before December 31, 2004. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $260,000 each. As a result, the property had a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs. Currently, the general contractor is owed approximately $50,000. The Operating General Partner has made several payments to the general contractor over the past few months. The general contractor has placed a lien on the property for the balance of the outstanding construction costs. The Operating General Partner is in the process of negotiating a settlement with the general contractor. If the $50,000 gap needs to be paid to the general contractor, it is likely that Series 42 and Series 43 will loan the amount to the Operating Partnership from the proceeds available from the timing adjuster. The construction and lease up delays will not change the total amount of projected tax credits to be returned to the investors in Series 42 and Series 43; only the timing of the tax credits to be recognized in 2003 and 2004.

The Operating Partnership's mortgage taxes and insurance are current. However, payables of approximately $79,000 were outstanding as of December 31, 2004. As of January 31, 2005, the physical occupancy was 92% with 2 units leased for a projected physical occupancy of 95%. The property is currently offering one month free and a reduced security deposit. The property is anticipated to maintain high occupancy rates throughout 2005 and generate positive cash flow by the third quarter of 2005.

Series 44

As of December 31, 2004 and 2003 the average Qualified Occupancy was 99.5% and 100%, respectively. The series had a total of 8 properties at December 31, 2004. Out of the total 7 were at 100% Qualified Occupancy.

For the period ended December 31, 2004 and 2003, Series 44 reflects net loss from Operating Partnerships of $(177,845) and $(65,304), respectively, which includes depreciation and amortization of $701,892 and $40,000, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 45

As of December 31, 2004 the average Qualified Occupancy was 100% and 96.3%, respectively. The series had a total of 26 properties at December 31, 2004. Out of the total 23 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 2 properties that were still under construction at December 31, 2004.

For the period ended December 31, 2004 and 2003, Series 45 reflects net loss from Operating Partnerships of $(347,779) and $(3,519), respectively, which includes depreciation and amortization of $853,687 and $4,092, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookstone Place II LDHA, L.P. (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI. The property had maintained an average physical occupancy of 96% through 2003 but has since dropped to an average occupancy of 81% through year end 2004. The decline in occupancy has been due to a large number of evictions coupled with residents unhappy with the overall condition of the property. To increase occupancy, referral bonuses are offered to residents who refer applicants that move into the property. Management has also taken a more proactive approach to resident retention by offering incentives for lease renewals. The residents are being offered items such as ceiling fans, carpet cleaning, or closet organizers. As a result of the low occupancy and increased turnover costs the property is operating below breakeven. The Investment General Partner has been working closely with the Operating General Partner and management company for the past several months. Occupancy reports are being forwarded to the Investment General Partner each week and monthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in November 2004 and found the area to be economically strong and the property to be in good condition. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Series 46

As of December 31, 2004 the average Qualified Occupancy was 78.5%. The series had a total of 12 properties at December 31, 2004. Out of the total 7 were at 100% Qualified Occupancy and 3 were in initial lease up. The series also had 2 properties that were still under construction. Since all of the properties were acquired after December 31, 2003, there is no comparative information to report.

For the period ended December 31, 2004, Series 46 reflects net gain from Operating Partnerships of $70, which includes depreciation and amortization of $140,055. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 22, 2005		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 22, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 22, 2005	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.