Form 10-K
period 2005-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2005-07-15
CIK 913778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005 or

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
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated October 21, 2002
Form 8-K dated February 1, 2002
Form 8-K dated October 1, 2003
Form 8-K dated May 1, 2002
Form 8-K dated June 1, 2002
Form 8-K dated July 1, 2002
Form 8-K dated July 1, 2002
Form 8-K dated November 1, 2002
Form 8-K dated July 1, 2003
Form 8-K dated February 1, 1997
Form 8-K dated November 30, 1999

Form 10-K Parts	Document

Parts II, IV	Form 8-K dated April 1, 1999
Form 8-K dated October 1, 1998
Form 8-K dated April 27, 2000
Form 8-K dated June 1, 2004
Form 8-K dated June 11, 2004
Form 8-K dated June 23, 2004
Form 8-K dated July 1, 2004
Form 8-K dated December 1, 2003
Form 8-k dated February 1, 2004
Form 8-K dated June 1, 2004

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Fund
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective.  On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective.  On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BAC’s for sale to the public became effective. On July 1, 2003 an amendment to Form S- 11, which registered an additional 7,000,000 BAC’s for sale to the public became effective.  As of March 31, 2005, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BAC’s representing capital contributions of $836,177,880.

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

As of March 31, 2005 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 23 Operating Partnerships on behalf of Series 41, 22 Operating Partnerships on behalf of Series 42, 22 Operating Partnerships on behalf of Series 43, 8 Operating Partnerships on behalf of Series 44, 28 Operating Partnerships on behalf of Series 45 and 12 Operating partnerships on behalf of Series 46.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Ashbury Apartments	Sioux Falls, SD	48	$1,229,655	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,318,108	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	784,306	8/94	3/95	100%	182,044

Breeze Cove Apts.	Port Washington, WI	64	1,800,215	5/94	10/94	100%	2,601,494

Cascades Commons Apts.	Sterling, VA	320	22,945,147	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	678,988	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando, FL	220	7,135,683	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,676,802	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,440,585	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	698,296	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	2,009,055	7/94	12/95	100%	1,281,690

Edison Lane Apartments	Edison, GA	24	708,037	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,687,190	8/94	1/95	100%	693,966

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Fairoaks Lane Apts.	Rincon, GA	44	$1,392,505	7/94	5/95	100%	$339,284

Floral Acres II	Waggaman, LA	32	1,014,613	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,308,117	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,844,567	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors Apts.	Harrisonburg, LA	24	672,861	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	700,217	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,215,057	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,749,768	6/94	8/95	100%	3,273,126

Parkside Apartments	Avondale, AZ	54	626,322	12/94	1/94	100%	282,547

Riverview Apartments	Franklinton, LA	47	1,661,730	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	922,329	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Atlantic City Apts.	Atlantic City, NJ	153	$5,175,000	9/94	10/95	100%	$2,500,000

Black River Run	Black River Falls, WI	48	1,139,142	10/94	12/94	100%	350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,072,594	8/94	4/95	100%	263,711

Creekside at Tasker’s Chance	Frederick, MD	120	4,625,481	10/94	9/95	100%	2,686,170

Forest Glen at Sully Station	Centreville, VA	119	5,577,160	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	1,077,580	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,808,726	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	702,079	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	748,646	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	584,279	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,277,977	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,163,004	10/94	12/94	100%	692,840

The Woods Apartments	Campton, NH	20	$999,670	8/94	10/94	100%	$269,500

Tower View Apartments	Tower City, PA	25	1,105,292	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Albemarle Village	Hertford, NC	36	$1,413,735	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,663,803	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,530,658	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,226,469	6/95	9/95	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	1,139,142	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,425,453	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	7,135,683	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,390,945	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,470,622	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,457,518	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,244,705	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	793,771	10/95	12/96	100%	753,656

Fonda Terrace	Fonda, NY	24	1,000,540	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	715,700	12/96	5/97	100%	571,829

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Kimbark 1200 Apts.	Longmont, CO	48	$1,939,052	9/95	12/95	100%	$321,843

Kingsway Apartments	Swedsboro, NJ	36	1,447,976	7/95	11/01	100%	46,290

Lake City Apartments	Lake City, PA	44	1,267,404	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,338,799	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,504,307	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	427,126	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	942,360	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	836,812	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	535,560	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	990,905	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	796,159	12/94	2/95	100%	818,770

Salem Wood Apartments	Salemburg, NC	24	922,688	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,746,407	12/94	6/95	100%	1,810,416

Twin City Villa	Festus, MO	40	$1,299,539	1/95	11/95	100%	$679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Apple Village	Edmond, OK	160	$3,663,803	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,530,658	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,470,622	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,457,518	2/95	12/95	100%	264,007

Columbia Commons	Hempstead, NY	37	1,026,250	5/95	5/95	100%	1,501,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	1,939,086	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,141,085	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	778,189	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	618,441	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,939,052	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,418,747	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	892,075	1/95	1/95	100%	219,045

Mid City Apartments	Jersey City, NJ	58	2,699,343	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	653,205	5/95	2/95	100%	104,728

Property Name	Location	Units	Mortgage Balance as of 12/31/04		Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Philmont Terrace	Philmont, LA	32	$1,472,965		5/95	5/95	100%	$370,750

Riverview Apartments	St. Louis, MO	42	1,132,852		8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,791,267		6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,658,747		7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach, ME	88	2,800,000		1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,299,539		2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,481,758		5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10		**	7/95	11/95	100%		**

Woodland Hills	Roland, OK	10	355,140		7/95	6/95	100%	274,540

**  Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units.  Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Autumn Ridge Apartments	Shenandoah, VA	34	$1,515,491	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,098,862	12/95	11/96	100%	223,280

Brownsville Apartments	Brownsville, TN	36	1,182,598	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	596,507	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	596,507	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	2,330,000	5/97	12/97	100%	679,577

Cooper’s Crossing	Irving, TX	93	3,392,623	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,221,540	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,633,936	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,112,144	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,019,255

Lake Apts I	Fargo, ND	24	581,523	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	844,742	11/95	4/96	100%	110,902

Laurelwood Park Apts.	High Point, NC	100	2,248,689	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	7,111,499	5/96	3/97	97%	1,220,537

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
New Hilltop Apartments	Laurens, SC	72	$1,639,513	11/95	11/95	100%	$450,039

North Hampton Pl.	Columbia, MO	36	716,966	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	173,380	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,373,829	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,707,489	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,208,049	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,193,187	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,118,260	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	3,153,436	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Dogwood Park Apts.	Athens, GA	127	$2,469,845	12/95	10/96	100%	$3,538,760

Dunlap Acres	West Point, MS	50	988,590	9/96	4/96	100%	522,160

Century East II Apts.	Bismark, ND	24	501,622	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,203,749	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	801,018	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	832,338	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,205,219	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,248,689	2/96	10/96	100%	946,539

Lenox Ave. Apts.	Manhattan, NY	18	645,080	10/96	9/97	100%	903,792

Madison Park IV	Boston, MA	143	7,111,499	5/96	3/97	97%	2,169,843

Main Everett Apts.	New Rochelle, NY	11	585,712	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	948,852	2/97	2/98	100%	199,951

Osborne Apts.	White Plains, NY	7	404,508	6/96	12/96	100%	522,325

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Rose Square	Connellsville, PA	11	$383,532	10/96	2/97	100%	$288,209

Rosewood Estates, II	Bladenboro, NC	16	669,350	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,306,806	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,243,208	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	1,593,025	4/96	3/97	100%	1,031,269

Sutton Place	Indianopolis, IN	360	5,780,000	11/96	10/97	100%	823,257

Washington Arms	Dayton, OH	93	1,563,141	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	3,153,436	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Academy Apts.	West Point, VA	32	$1,147,910	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	1,461,545	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	834,979	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	1,018,718	2/97	1/97	100%	573,912

Butler Estates	Leesville, LA	10	161,004	8/96	10/96	100%	77,627

Calgory Apts. I	Bismark, ND	24	593,471	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	597,526	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	589,008	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	741,764	8/96	10/96	100%	475,965

Country Edge Apts.	Fargo, ND	48	1,004,759	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	746,446	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	519,766	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	534,145	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledge-ville, GA	61	1,500,000	5/96	1/97	100%	1,477,023

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Edgewood Estates Apts.	Edgewood, TX	22	$596,862	6/97	11/96	100%	$173,436

Esche Street SRO	Trenton, NJ	104	2,164,893	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,106,856	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	1,028,947	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,916,766	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,260,770	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	4,281,125	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,341,497	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,195,927	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	611,868	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	586,571	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	1,080,057	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,724,779	1/97	5/97	100%	437,448

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Little Valley Est.	Little Valley, NY	24	$1,133,920	1/97	4/97	100%	$284,257

Maxton Green Apts.	Maxton, NC	32	949,106	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	1,064,800	3/96	6/97	100%	896,695

Mason Manor Apts.	Mason, TN	24	916,401	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	635,206	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	809,123	8/96	9/96	100%	455,212

Nordhoff Apts.	North Hills, CA	38	1,943,929	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	5,000,000	11/98	12/99	100%	835,861

Powell Valley Village	Jonesville, VA	34	705,102	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	826,296	8/96	12/96	100%	428,742

T.R. Bobb Apts.	New Iberia, LA	30	671,326	8/96	12/96	100%	428,742

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,055,250	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,137,123	5/96	11/96	100%	349,889

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Village Estates Apts.	Victoria, VA	32	$1,140,272	4/97	10/98	100%	$270,204

Village Green Apts.	Gloucester, VA	32	1,134,971	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,095,696	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,024,134	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	785,708	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
AHAB Rental Units Phase II	Springfield, MO	17	$473,602	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	961,359	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	887,445	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	740,981	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	6,270,736	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	1,190,670	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	10,699,229	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	484,326	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	581,866	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	850,506	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,432,594	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	9,200,000	11/99	6/99	100%	115,311

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Pear Village Apts.	Leitchfile, KY	16	$483,698	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	5,525,048	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	8,788,784	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	825,583	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
1374 Boston Road L.P.	New York, NY	15	$416,737	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	631,416	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	949,722	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	899,325	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	895,369	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	725,742	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	918,997	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	959,920	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	1,002,765	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	3,018,495	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	987,097	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	894,438	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	1,838,310	2/98	2/98	100%	3,809,335

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Park Plaza I & II	West Memphis, AR	128	$2,870,487	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,167,412	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	10,229,288	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,324,685	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	5,225,048	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	652,360	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	4,040,569	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	1,083,696	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	578,985	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	742,683	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	370,407	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	195,641	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
The Arbor Park Apts.	Jackson, MS	160	$5,560,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,791,582	7/97	11/98	100%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	2,003,357	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	581,114	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	389,199	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,351,740	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,303,769	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,937,010	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	489,529	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,503,965	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	806,522	2/97	7/97	100%	676,576

Lombard Heights Apts.	Springfield,MO	24	945,294	10/98	7/98	100%	302,808

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Lutkin Bayou Apts.	Drew, MS	36	$811,931	11/97	6/97	100%	$192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,511,982	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	666,110	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	9,200,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,081,414	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	370,310	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	451,102	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	493,476	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	782,306	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,525,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Broadway Place Apts.	Hobbs, NM	32	$988,471	2/98	12/98	100%	$1,837,527

Byam Village	Waterbury, CT	46	783,976	2/97	2/98	100%	426,008

Country Estates Apts.	Farmville, VA	24	882,772	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	362,103	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	768,371	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,806,058	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,533,209	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,473,589	8/97	9/98	100%	408,634

Mesa Grande Apts.	Carlsbad, NM	72	1,941,403	2/98	12/98	100%	2,160,782

Millwood Park Apts.	Douglasville, GA	172	7,971,287	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,449,626	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	791,692	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	639,889	4/99	11/99	100%	834,557

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Park Trace Apts.	Jackson, TN	84	$1,586,010	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,852,544	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	594,219	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	1,066,758	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	1,198,848	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	935,861	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	709,991	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Bent Tree Apts.	San Angelou, TX	112	$2,586,538	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	593,344	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	801,813	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,119,487	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	365,221	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,769,971	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	642,974	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	711,705	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	507,558	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	744,793	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,211,076	11/97	7/98	100%	786,614

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Lakeview Court	City of Little Elm, TX	24	$433,120	11/97	1/99	100%	$83,390

Mesquite Trails	Jacksboro, TX	35	664,894	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,536,038	9/97	10/98	100%	706,503

Nottoway Manor	Blackstone, VA	28	852,579	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,537,092	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	878,642	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	746,701	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	12,790,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	767,085	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	2,044,857	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	831,794	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,254,501	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	817,926	12/97	6/98	100%	328,693

Summerdale Commons Phase II	Atlanta, GA	108	$3,690,224	12/98	4/99	100%	$2,496,904

Western Hills Apts.	Ferris, TX	16	441,315	5/00	9/00	100%	91,419

Windsor Park Apts.	Jackson, MS	279	7,686,601	11/97	3/99	100%	2,346,847

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04		Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Carriage Pointe Apts.	Old Bridge, NJ	18	$7,114,301		1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	65,023		1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,320,017		4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	872,081		6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,493,505		7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,516,789		8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000		6/98	12/99	100%	2,911,900

Gilette Manor	Sayreville, NJ	100		**	1/98	1992	100%		**

Hallman Court Apts.	Rochester, NY	77	8,916,766		1/99	7/00	100%	266,536

Martinsville Apts.	Shelbyville, KY	125	410,334		8/99	2/00	100%	345,791

Parkside Plaza Apts	New York, NY	39	1,338,507		7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	5,000,000		11/98	12/99	100%	1,637,102

Park Village Apts.	Athens, TN	80	1,167,412		10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	921,189		2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	208,532		5/01	11/01	100%	51,582

Pecan Manor Apts.	Natchitoches, LA	40	$770,274		7/98	10/98	100%	$1,501,914

Pineridge Apts.	Franklinton, LA	40	789,248		7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	877,767		5/98	5/00	100%	1,973,594

Woodhaven Apts.	S. Brunswick, NJ	80		**	1/98	1995	100%		**

**          3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04		Acq Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Bradford Park Apts.	Southhaven, MS	208	$9,790,000		10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,035,123		10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	7,114,301		3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	3,516,789		8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,999,934		3/98	7/99	100%	3,652,119

Gilette Manor	Sayreville, NJ	100		**	1/98	1992	100%		**

Harbor Pointe	Benton Harbor, MI	84	1,503,965		1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,851,397		10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,432,594		5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500		12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	870,404		7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80		**	1/98	1995	100%		**

**          3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Abby Ridge Apts.	Elizabethtown, KY	24	$447,706	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	810,057	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	474,586	1/99	12/99	100%	1,820,797

Boerne Creekside Apts.	Boerne, TX	71	1,973,953	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,638,355	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	379,144	4/99	12/99	100%	640,834

Kerrville Meadows Apts.	Kerrville, TX	72	1,537,960	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,851,397	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	7,971,287	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	750,114	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,018,145	10/98	4/99	100%	753,362

Summer Park Apts.	Jackson, MS	216	$10,550,000	10/99	6/00	100%	$1,106,814

Washington Courtyards	Houston, TX	74	2,773,701	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Ashton Cove Apts.	Kingsland, GA	72	$1,900,805	1/00	4/00	100%	$2,557,680

Autumn Park	Dickson, TN	104	5,000,000	4/99	12/99	100%	1,463,162

Brazoswood Apts.	Clute, TX	72	1,965,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	4,343,241	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,875,343	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,563,789	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	823,669	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,789,168	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	401,184	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,773,701	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	5,316,724	12/99	8/00	100%	3,229,037

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Annadale Apts.	Fresno, CA	222	$11,821,311	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,602,326	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	3,274,186	8/99	11/99	100%	530,154

Nowata Village	Nowata, OK	28	1,248,571	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,223,974	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	3,225,000	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,379,068	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	434,216	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,316,724	12/99	8/00	100%	3,229,037

Willowbrook Apts.	Lafayette, LA	40	1,006,448	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	679,487	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Ashton Ridge Apts.	Jackson, MS	144	$2,602,326	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,833,000	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	4,343,241	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,379,068	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	4,442,427	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	10,550,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Andover Crossing Apts.	Andover, KS	80	$2,533,077	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	1,753,986	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,231,366	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,518,912	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,098,190	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	492,035	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,534,219	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	318,056	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	903,658	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	928,778	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Capital Contributions Paid Through 3/31/05
Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$1,753,986	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,786,235	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	859,293	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,518,912	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	785,516	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	904,324	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,185,584	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	573,742	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	813,312	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$889,912	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,833,000	8,01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	837,652	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	781,178	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,206,738	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	572,024	2/01	6/01	100%	1,836,027

Mason’s Point Apts.	Hopkinsville, KY	41	1,211,345	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,577,002	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,327,850	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,241,388	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,344,632	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	366,178	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	517,515	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,780,725	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	26,897,265	6/02	10/01	100%	574,922

Western Gardens Apts.	Dequincey, LA	48	1,289,643	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Bienville Apts.	Ringhold, LA	32	$804,266	12/01	11/01	100%	$488,488

Breeze Cove Apartments	Port Washington, WI	64	1,800,215	4/03	10/94	100%	148,559

Breezewood Villas I	Frederiksted, VI	12	995,081	10/01	6/02	100%	494,361

Brookstone Place II Apts.	Port Huron, MI	72	2,441,248	8/01	8/02	100%	3,092,382

Cascades Crossing	Sterling, VA	320	22,945,147	4/03	10/95	100%	734,116

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,058,612	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	994,309	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,833,217	7/02	12/03	100%	525,562

Forest Glen Village	Vidalia, GA	46	1,308,117	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	381,546	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,665,307	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	8,136,814	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	13,043,509	7/01	8/02	100%	1,177,512

Meadowside Apts.	Milo, NY	40	1,577,002	5/01	12/01	100%	855,372

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Mill Creek Village	Mt. Carroll, IL	12	$408,221	5/02	9/01	100%	$264,354

Northline Terrace	Mentoda, IL	24	720,071	5/02	6/01	100%	545,979

Palisades Park	Fulton, IL	16	542,832	5/02	9/01	100%	396,061

Red Hill Apts. I	Farmerville, LA	32	831,986	11/01	6/01	100%	502,692

Sandalwood Apartments	Toppenish, WA	20	993,119	5/02	7/01	100%	293,983

Southpark Apts. II	Newton, KS	60	1,547,627	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	26,897,265	6/02	10/01	100%	702,682

Sunshine Village Apts.	Elizabethtown, KY	32	870,479	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Bellamy Mills Apartments	Dover, NH	30	$1,515,856	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	994,431	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	1,225,878	7/02	12/03	100%	449,626

Centenary Towers Apts.	St. Louis, MO	100	2,330,000	4/03	12/97	100%	110,749

Clifton Family Housing	Clifton, CO	51	2,593,360	7/02	12/03	100%	798,494

Cooper’s Crossing Apartments	Los Colinas, TX	93	3,392,623	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,425,404	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,662,470	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,614,832	7/02	12/03	100%	516,263

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	8,136,814	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,423,738	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	13,043,509	09/04	08/02	100%	160,174

Natchez Place Apartments	Natchez, MS	32	834,500	8/02	11/01	100%	554,881

Northfield Housing, LP	Jackson, MS	5	173,380	4/03	12/96	100%	24,330

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Park Meadow Apartments	Gaylord, MI	80	$1,707,489	4/03	4/97	100%	$228,511

Park Plaza IV	West Memphis, AR	24	757,904	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,534,151	1/02	9/02	100%	478,876

Strawberry Lane Apts.	Clayton, NY	71	2,087,567	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,648,406	7/02	12/03	100%	642,431

Tiffany Square	Lakewood, CO	52	2,008,448	7/02	12/03	100%	479,244

Wingfield Apartments II	Kinder, LA	42	363,477	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Alexander Mill Apartments	Lawrenceville,GA	224	$13,800,000	12/02	1/03	100%	$1,489,686

Aspen Meadows	Aurora, CO	100	3,657,081	9/02	12/03	100%	1,256,823

Ashbury Park	Aurora, CO	44	2,468,167	9/02	12/03	100%	635,172

Bohannon Place Apts.	Bowling Green, KY	12	294,529	5/03	10/03	100%	900,465

Carpenter School	Natchez, MS	38	1,494,437	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,265,088	9/02	11/02	100%	302,357

Cloverlane Apartments	Lakeview, MI	24	463,607	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,425,404	9/02	8/03	100%	2,500,823

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	884,167	7/03	5/04	100%	2,773,848

Hollywood Palm Apartments	San Diego, CA	94	8,136,814	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,607,845	9/02	12/03	100%	543,096

Lakewood Apartments	Saranac, MI	24	839,430	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,227,016	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	2,236,792	9/03	8/03	100%	2,752,868

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Parkside Plaza Apartments	New York, NY	34	$1,338,507	1/04	5/01	100%	—

Parkside Apartments	Coleman, MI	40	976,669	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	746,858	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	1,029,425	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	2,072,512	9/02	12/03	100%	571,759

Stottville Court Apartments	Stockport, NY	28	1,115,695	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	1,074,000	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04		Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Alexander Mills Apts.	Lawrenceville, GA	224	$13,800,000		2/03	1/03	100%	$1,820,730

Aurora Village Sr.	Aurora, CO	100	4,637,203		2/03	3/03	100%	1,439,680

Families First II	W. Memphis, AR	66	1,900,000		5/03	6/04	100%	1,886,623

Memphis 102	Memphis, TN	102	1,890,994		5/03	8/04	100%	3,144,686

Northrock Apts. III	Topeka, KS	32	1,024,574		6/03	11/03	100%	1,565,194

Orchard Manor Apts.	Ukiah, CA	64	7,286,364		10/03	9/03	100%	2,231,125

Orchard River Apts.	Ukiah, CA	48		**	10/03	7/03	100%		**

Oxford Manor Apts.	New Oxford, PA	32	1,355,688		3/03	5/03	100%	454,862

River Gardens Apts.	Fort Bragg, CA	48		**	10/03	11/03	100%		**

Villages at Aspen Club	Bealton, VA	30	1,975,573		4/03	10/03	100%	1,371,313

**          3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units.  Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Baldwin Villas Apts.	Pontiac, MI	65	$4,833,000	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	977,829	7/03	U/C	N/A	1,945,634

Breezewood Villas II	Frederiksted, VI	12	994,431	12/03	8/03	100%	53,729

Brookside Park	Atlanta, GA	200	11,843,422	12/03	3/05	15%*	2,933,512

Brookside Square	Boykins, VA	32	1,762,196	7/03	8/04	100%	557,279

Brookstone Place II Apts.	Port Huron, MI	72	2,441,248	12/03	8/02	100%	100,874

Chevy Place Hallman Court	Rochester, NY	77	8,916,766	12/03	7/00	100%	81,177

Eastview Family Apartments	Watonga, OK	16	765,873	9/04	6/04	100%	112,457

Fairview Manor	Childress, TX	48	861,503	5/03	3/04	100%	776,301

Harbet Avenue LP	Cedar Rapids, IA	28	940,538	1/04	7/03	100%	1,197,000

Harbot Pt. II Apts.	Benton Township, MI	72	1,662,470	12/03	10/02	100%	201,369

Jefferson House	Lynchburg, VA	101	—	12/04	U/C	N/A	925,273

Heritage Christian Home III	Brighton, NY	12	570,560	1/04	1/04	100%	561,358

Kings Pt. Apts.	Sheridan, CO	50	2,493,904	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	980,266	8/03	10/03	100%	635,897

Lakeview Station	Shepardsville, KY	28	822,436	7/03	9/03	100%	1,402,270

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Lawrenceville Manor Apts.	Lawrenceville, VA	24	$737,243	7/03	8/04	100%	578,753

Lincoln Apts.	Shinnston, WV	32	1,076,562	10/03	12/03	100%	786,617

Lone Terrace Apts.	Lone Grove, OK	32	1,279,014	7/03	1/04	100%	290,564

Lorie Village	Bowling Green, KY	32	968,199	7/03	11/03	100%	1,282,076

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	1,060,123	7/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	992,845	7/03	6/04	100%	2,226,954

Reese Village Apartments	Emporia, VA	40	—	03/05	11/04	100%	—

Ridge Crest Apts.	St. Louis, MO	83	4,064,788	8/03	9/04	100%	1,963,450

Sulphur Terrace Apts.	Sulphur, OK	32	1,251,314	7/03	1/04	100%	339,460

University Plaza Sr. Complex	Greely, CO	34	1,168,879	7/03	9/03	100%	332,128

Willow Oak and Oroville Apartments	Willows, CA	122	5,667,301	07/04	10/03	100%	313,474

U/C=Property was under construction as of March 31, 2005.

*Property was in lease-up phase as of March 31, 2005.

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq. Date	Const Comp.	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05
Clayton Station Apartments	Munfordville, KY	29	$821,200	4/04	9/04	100%	$1,087,218

Deer Meadow Apartments	Tishomingo, OK	24	1,242,295	2/04	3/04	100%	295,701

Elma Gardens	Elma, WA	40	1,305,710	3/05	1/04	100%	489,628

Jacksonville Square Apts.	Jacksonville, TX	44	1,126,590	11/03	7/04	100%	604,100

Kensington Heights Apts.	Kansas City, MO	126	4,900,000	10/03	10/04	100%	2,327,193

Kimberly Place Apartments	Danbury, CT	117	7,608,111	6/04	U/C	100%	1,971,292

Ocean East Housing	Portland, ME	32	1,538,887	2/04	U/C	N/A	2,314,269

Panola Apts.	Carthage, TX	32	804,556	12/03	4/04	100%	392,337

Rosehill Apts.	Topeka, KS	46	2,721,404	12/03	9/04	100%	2,159,428

Sandy Hill Apartments	Greenville, KY	29	619,559	4/04	10/04	100%	1,095,446

Tanglewood Village Apartments	Panama, OK	24	1,198,926	9/04	5/04	100%	253,865

Wagoner Village	Wagoner, OK	31	992,436	1/04	1/04	100%	341,377

U/C=Property was under construction as of March 31, 2005.

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
As of March 31, 2005, the Fund has 43,893 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,344
investors holding 3,866,700 BACs, Series 21 consists of 1,179 investors holding 1,892,700 BACs, Series 22 consists of 1,638 investors holding 2,564,400 BACs, Series 23 consists of 2,108 investors holding 3,336,727 BACs, Series 24 consists of 1,296 investors holding 2,169,878 BACs, Series 25 consists of 1,781 investors holding 3,026,109 BACs, Series 26 consists of 2,344 investors holding 3,995,900 BACs, Series 27 consists of 1,361 investors holding 2,460,700 BACs, Series 28 consists of 2,084 investors holding 4,000,738 BACs, Series 29 consists of 2,276 investors holding 3,991,800 BACs, Series 30 consists of 1,388 investors holding 2,651,000 BACs, Series 31 consists of 2,208 investors holding 4,417,857 BACs, Series 32 consists of 2,360 investors holding 4,754,198 BACs, Series 33 consists of 1,316 investors holding 2,636,533 BACs, Series 34 consists of 1,798 investors holding 3,529,319 BACs, Series 35 consists of 1,743 investors holding 3,300,463 BACs, Series 36 consists of 1,045 investors holding 2,106,837 BACs, Series 37 consists of 1,178 investors holding 2,512,500 BACs, Series 38 consists of 1,260 investors holding 2,543,100 BACs, Series 39 consists of 1,024 investors holding 2,292,152 BACs, Series 40 consists of 1,135 investors holding 2,630,256 BACs, Series 41 consists of 1,444 investors holding 2,891,626 BACs, Series 42 consists of 1,276 investors holding 2,744,262 BACs, Series 43 consists of 1,705 investors holding 3,637,987 BACs, Series 44 consists of 1,314 investors holding 2,701,973 BACs, Series 45 consists of 1,847 investors holding 4,014,367 BACS and Series 46 consists of 1,441 investors holding 2,980,998 BACS at March 31, 2005

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

	(UNAUDITED)**
Operations	2005	2004	2003	2002	2001
Interest & Other Income	$1,155,535	$1,197,911	$1,111,234	$926,439	$2,478,585

Share of Loss of Operating Partnerships	(35,192,607)	(32,079,974)	(26,840,274)	(30,093,432)	(27,258,366)

Operating Expenses *	(45,778,069)	(16,982,034)	(8,633,964)	(7,077,762)	(6,872,178)

Net Income (Loss)	$(79,815,141)	$(47,864,097)	$(34,363,004)	$(36,244,755)	$(31,651,959)

Net Income (Loss) per BAC	$(.94)	$(.60)	$(.49)	$(.54)	$(.52)

Balance Sheet	2005	2004	2003	2002	2001
Total Assets	$455,953,085	$544,650,665	$515,493,920	$493,374,022	$477,547,823

Total Liabilities	$45,893,866	$54,613,124	$51,517,741	$57,058,109	$53,445,738

Partners’ Capital	$410,059,219	$490,037,541	$463,976,179	$436,315,913	$424,102,085

*      Operating Expense includes Impairment Losses recorded in the amounts of $36,127,368 for 2005, $7,631,525 for 2004, and $770,199 for 2003.

**   Refer to Exceptions to Certifications discussing presentation of Unaudited Financial Statements

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

The Fund had entered into a line of credit financing agreement with Fleet National Bank whereby the Fund could borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships.  Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line.  The repayment of any draws is anticipated to be made once the Fund has received sufficient investor proceeds.  Repayments on the line were tied to specific Operating Partnerships, which are then released as collateral by the bank.  The obligations under the line of credit were non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged.  As of March 31, 2005 the Fund was no longer a party to the line of credit.

The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it’s investors.  The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations.  Many of the investments sold during the years ended March 31, 2004 and 2005 were yielding coupon rates higher than market rates.  A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates.  In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments, thereby maximizing safety of principal.

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

During the fiscal year ended March 31, 2005, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $28,614,472 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 20 has outstanding contributions payable to one operating partnership in the amount of $388,026 as of March 31, 2005. Of the amount outstanding, $252,771 has been advanced to the Operating Partnership.  The advance will be converted to capital and the remaining contributions of $135,255 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 21).  The Fund commenced offering BACs in Series 21 on July 5, 1994.  The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21.  Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2005, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships. Series 21 has outstanding contributions payable to 2 operating partnerships in the amount of $457,642 as of March 31, 2005, all of which has been loaned to the Operating Partnerships.  The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 22).  The Fund commenced offering BACs in Series 22 on October 12, 1994.  The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22.  Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2005, $1,500 of Series 22 net offering proceeds were used to pay installments of its capital contributions to 1 of the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 26 of the Operating Partnerships. Series 22 has outstanding contributions payable to 3 operating partnerships in the amount of $477,996 as of March 31, 2005, all of which has been loaned to the Operating Partnerships.  The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 23).  The Fund commenced offering BACs in Series 23 on January 10, 1995.  The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23.  Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2005, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 23 has outstanding contributions payable of $117,796 as of March 31, 2005 to 3 operating partnerships, all of which has been advanced or loaned to the Operating Partnerships.  The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 24).  The Fund commenced offering BACs in Series 24 on June 9, 1995.  The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24.  Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2005, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,980,238 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 24 has outstanding contributions payable to 4 operating partnerships in the amount of $368,239 as of March 31, 2005.  Of the amount outstanding, $358,239 has been advanced or loaned to the Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 25).  The Fund commenced offering BACs in Series 25 on September 30, 1995.  The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25.  Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2005, $175,506 of Series 25 net offering proceeds were used to pay installments of its capital contributions to 1 of the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539 and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 25 has outstanding contributions payable to 4

Operating Partnerships in the amount of $768,198 as of March 31, 2005. Of the amount outstanding, $706,465 has been advanced to some of the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $61,733 will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 26).  The Fund commenced offering BACs in Series 26 on January 18, 1996.  The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2005, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,446,327 and the Fund had completed payment of all installments of its capital contributions to 35 of the Operating Partnerships. Series 26 has outstanding contributions payable to 10 Operating Partnerships in the amount of $1,443,838, as of March 31, 2005.  Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $43,778, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 27).  The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2005, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 27 has outstanding contributions payable to 3 operating partnerships in the amount of $39,749 as of March 31, 2005.  Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships.  The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 28).  The Fund commenced offering BACs in Series 28 on September 30, 1996.  The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2005, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,211,996 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 operating partnerships in the amount of $40,968 as of March 31, 2005.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 29).  The Fund commenced offering BACs in Series 29 on February 10, 1997.  The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC Holders in Series 29.  Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2005, the Fund used $20,000 of Series 29 net offering proceeds to pay installments of its capital contributions to 1 of the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 29 has outstanding contributions payable to 4 operating partnerships in the amount of $66,718 as of March 31, 2005. Of the amount outstanding, $20,935 has been loaned to one of the Operating Partnerships.  The loan will be converted to capital and the remaining contributions of $45,783 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series 30.  Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2005, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,872, and the Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 operating partnerships in the amount of $128,167 as of March 31, 2005.  The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 31).  The Fund commenced offering BACs in Series 31 on September 11, 1997.  The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC Holders in Series 31.  Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2005, the Fund used $13,713 of Series 31 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,188,856 and the Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 31 has outstanding contributions payable to 6 Operating Partnerships in the amount of $682,058 as of March 31, 2005.  Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships.

In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $41,384, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 32).  The Fund commenced offering BACs in Series 32 on January 19, 1998.  The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC Holders in Series 32.  Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2005, the Fund used $155,223 of Series 32 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $33,955,675 and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships. Series 32 has outstanding contributions payable to 5 Operating Partnerships in the amount of $520,571 as of March 31, 2005.  Of the amount outstanding, $261,571 has been advanced or loaned to some of the Operating Partnerships.  In addition, $125,000 has been funded into escrow accounts on behalf of another other Operating Partnership.  The loans will be converted to capital and the remaining contributions of $134,000, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2005, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,099 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $202,285 as of March 31, 2005.  Of the amount outstanding, $58,877 has been loaned to one of the Operating Partnerships.  In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership.  The loans will be converted to capital and the remaining contributions of $18,408, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 34).  The Fund commenced offering BACs in Series 34 on September 22, 1998.  The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC Holders in Series 34.  Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2005, the Fund used $37,224 of Series 34 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,977 and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships. Series 34 has outstanding contributions payable 2 Operating Partnerships in the amount of $48,744 as of March 31, 2005.  Of the amount outstanding, $11,473 has been advanced to the Operating Partnerships.  The advances will be converted to capital and the remaining contributions of $37,271 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 35).  The Fund commenced offering BACs in Series 35 on February 22, 1999.  The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC Holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2005, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,390 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 35 has outstanding contributions payable to 3 Operating Partnerships in the amount of $603,740 as of March 31, 2005.  Of the amount outstanding, $422,173 has been loaned or advanced to some of the Operating Partnerships.  In addition, $10,855 has been funded into an escrow account on behalf of another Operating Partnership.  The loans and advances will be converted to capital and the remaining contributions of $170,172, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 36).  The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC Holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2005, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,044, and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 36 has outstanding contributions payable to 2 Operating Partnerships in the amount of $657,998 as of March 31, 2005, all of which has been loaned or advanced to the Operating Partnerships. The loan and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 37).  The Fund commenced offering BACs in Series 37 on October 29, 1999.  The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC Holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2005, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,143 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $155,363 as of March 31, 2005.  Of the amount outstanding, $122,562 has been loaned or advanced to some of the Operating Partnerships.  The loans and advances will be converted to capital and the remaining contributions of $32,801. The loan and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 38).  The Fund commenced offering BACs in Series 38 on February 1, 2000.  The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC Holders in Series 38.  Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2005, the Fund used $117,735 of Series 38 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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

During the fiscal year ended March 31, 2005, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to 3 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,495 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2005, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $152,424 as of March 31, 2005.  Of the amount outstanding, $143,730 has been advanced to one of the Operating Partnerships.  The advances will be converted to capital and the remaining contributions of $8,694 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2005, the Fund used $295,264 of Series 41 net offering proceeds pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631 and the Fund had completed payment of all installments of its capital contributions to 19 Operating Partnerships.  Series 41 has outstanding contributions payable to 4 Operating Partnerships in the amount of $480,554 as of March 31, 2005.  Of the amount outstanding, $440,966 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $39,588 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2005, the Fund used $1,265,580 of Series 42 net offering proceeds to pay installments of its capital contributions to 8 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 42 had been used to invest in 22 Operating Partnerships in an aggregate amount of $20,083,679, and the Fund had completed payment of all installments of its capital contributions to 14 Operating Partnerships.  Series 42 has outstanding contributions payable to 8 Operating Partnerships in the amount of $680,975 as of March 31, 2005. Of the amount outstanding, $183,296 has been advanced or loaned to the Operating Partnerships. The loan and advances will be converted to capital and the remaining contributions of $497,679 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 43).  The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC Holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2005, the Fund used $3,380,245 of Series 43 net offering proceeds to pay installments of its capital contributions to 13 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 43 had been used to invest in 22 Operating Partnerships in an aggregate amount of $25,934,306, and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships.  Series 43 has outstanding contributions payable to 10 Operating Partnerships in the amount of $822,429 as of March 31, 2005. Of the amount outstanding, $327,513 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $494,916 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2005, the Fund used $268,451 of Series 43 net offering proceeds to acquire 1 limited partnership equity interests in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. During the fiscal year ended March 31 2003, the Fund used $805,160 of Series 43 net offering proceeds to acquire 7 limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investments are reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 44).  The Fund commenced offering BACs in Series 44 on January 14, 2004. The Fund received and accepted $27,019,730 representing 2,701,973 BACs from investors admitted as BAC Holders in Series 44. Offer and sales of BACs in Series 44 were completed on April 30, 2003.

During the fiscal year ended March 31, 2005, the Fund used $286,143 of Series 44 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnership.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 44 had been used to invest in 8 Operating Partnerships in an aggregate amount of $16,018,063, and the Fund had completed payment of all installments of its capital contributions to 2 of the Operating Partnerships. Series 44 has outstanding contributions payable to 6 Operating Partnerships in the amount of $1,207,614 as of March 31, 2005.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2005 the Fund used $164,164 of Series 44 net offering proceeds to acquire 1 limited partnership equity interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 45). The Fund commenced offering BACs in Series 45 on July 1, 2003. The Fund received and accepted $40,143,670 representing 4,014,367 BACs from investors admitted as BAC Holders in Series 45. Offer and sales of BACs in Series 45 were completed on September 16, 2003.

During the fiscal year ended March 31, 2005, the Fund used $6,934,454 of Series 45 net offering proceeds to pay installments of its capital contributions to 21 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 45 had been used to invest in 28 Operating Partnerships in an aggregate amount of $26,592,070, and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships.  Series 45 has outstanding contributions payable to 15 Operating Partnerships in the amount of $5,381,087 as of March 31, 2005. Of the amount outstanding, $989,317 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $4,391,770 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2005 the Fund used $302,862 of Series 45 net offering proceeds to acquire 1 limited partnership equity interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 46).  The Fund commenced offering BACs in Series 46 on September 23, 2003.  The Fund received and accepted $29,809,980 representing 2,980,998 BACs from investors admitted as BAC Holders in Series 46. Offer and sales of BACs in Series 46 were completed on December 19, 2003.

During the fiscal year ended March 31, 2005, the Fund used $9,143,190 of Series 46 net offering proceeds to pay installments of its capital contributions to 12 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 46 had been used to invest in 12 Operating Partnerships in an aggregate amount of $17,073,722, and the Fund had completed payment of all installments of its capital contributions to 1 of the Operating Partnerships.  Series 46 has outstanding contributions payable to 11 Operating Partnerships in the amount of $3,741,868 as of March 31, 2005.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2005, the Fund used $228,691 of Series 46 net offering proceeds to acquire 1 limited partnership equity interests in a limited liability company, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

Results of Operations

The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2005 and 2004 was $6,057,625 and $5,942,231, respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

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

(Series 20).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 24 Operating Partnerships at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $2,986,473 and $1,818,698, respectively in passive income tax losses that were passed through to the investors and also provided $1.09 and $1.22, respectively, in tax credits per BAC to the investors. The decrease in tax credits generated per BAC is a result of the sale of a portion of the remaining credits of 3 Operating Partnerships to finance the debt restructure of one of the Operating Partnerships.  For further details please refer to the Fund’s March 31, 2003 report on 10-K disclosure related to Breeze Cove.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 20 was $3,992,146 and $9,951,958, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The decrease in the Investment in Operating Partnerships is mainly the result of a refinance from one Operating Partnership, additional information is disclosed below.

For the years ended March 31, 2005 and 2004, the net loss of the series was $2,959,091 and $2,481,376, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee.  It is anticipated that the net loss for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are all fully operational.

Series 20 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburg Seniors Apartments and Shady Lane Apartments.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total.  The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 20 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Cascade Commons LP (Cascades Crossing) is a 320 unit affordable multifamily resident located in Sterling, Va., the suburbs of Washington, D.C.  The

Operating General Partner requested the Investment General Partners’ approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000.  The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period.  Upon completed the refinance the Operating Partnership paid its investment Limited Partners $5,429,737 in refinance proceeds and estimated cash flow through 2004.  Series 20 received $3,360,677 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership.  The balance of the proceeds were paid to the other Limited Partners, one which is affiliated and one which is non-affiliated with the Series.  The amount received by each limited partner was based on their percentage ownership in the Operating Partnership.  Series 20 used $1,118,423 to make a partial payment of accrued asset management fees.  It is anticipated that Series 20 will use approximately $1,860,000 of the proceeds to make a distribution to its investors.  Provided that this is the actual amount distributed each investor will receive $.48 per BAC.  The proceeds remaining will be retained to improve the Series reserves, and in the event that the cash flow estimate was over stated, make a cash flow reimbursement back to the Operating Partnership.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven for the first quarter of 2005 due to low occupancy, high operating expenses, and rent collection problems.  Occupancy for the first quarter of 2005 is 86%.  Several residents were evicted in March 2005, which resulted in approximately $17,000 of bad debts being written off during the first quarter of 2005.  By the end of April 2005 occupancy was 75% with four units leased and three move-out notices for a net projected occupancy of 77%.  The recent move-outs are a result of management enforcing the rules regarding rent collections and evictions.  The property offered one month free rent for the first four months of 2005.   As of May 2005 14 applications with deposits were in the process of being reviewed. Occupancy is projected to be 95% by the end of second quarter of 2005.

Pinnacle Management Services, began managing the property in December 2003.  In an effort to improve operations, the Operating General Partner transferred management to Affiliated Management Group in April, 2005.  Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties.  Operations remain below breakeven due to high vacancy loss, administrative expense, maintenance expense and bad debts expense. The property is in fair condition due to the need for asphalt repairs and window replacements.  The mortgage, taxes and insurance are current.  With continued high occupancy and improved rent collections, the long-term prospects for this property are favorable.  A market and sales analysis was prepared by a national real estate brokerage firm in January 2005.  The analysis reported that the property could be sold at a substantial profit.  The potential for disposing of this asset will continue to be reviewed taking into consideration current property operations and tax considerations.

East Douglas Apartments Limited Partnership (East Douglas Apartments) produced a negative cash flow of $3,087 for 2004 due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt.  The property operated at just below breakeven through the fourth quarter of 2004.  Physical occupancy averaged 94% and economic occupancy averaged 92% through the fourth quarter of 2004.  Available operating cash along with the TIF refund that was received in the third quarter and posted in the fourth quarter was sufficient to pay the accounts payable through 2004.  The most recent rental rates and utility allowances released by IHDA actually results in an approximate 1% decrease in rents and 3-5% increase in the utility allowance.  The Operating General Partner had planned to submit a mortgage application to IHDA during the second quarter of 2004 to replace the high interest first mortgage loan held by Arbor Commercial Mortgage.  In July, Arbor, the existing loan servicing company, expressed interest in possibly renegotiating the current first mortgage.  An initial package has been presented to their analyst who expressed interest and indicated that Arbor may be able to restructure the current first mortgage.  Arbor has since assigned a specific analyst to develop possible mortgage restructuring strategies for the property. The mandatory “Physical Needs Assessment” has been completed and has been delivered to Arbor as part of the mortgage application package.  Arbor consequently offered a bridge loan solution that has been reviewed and determined not to be a worthwhile solution to the debt structure issue.  It is hoped that a new mortgage will yield the necessary funds to complete the exterior repairs and preventative maintenance needs including tuck pointing, replacement of the remaining original windows, repair and replacement of deteriorating wooden trim, exterior paint, replacement of the clay tile caps and other miscellaneous repairs.  If successful, the reduced interest rate mortgage will have a positive effect on future cash flow.  Current solutions being reviewed include going back to IHDA to seek a restructuring of the existing debt and seeking potential Not For Profit Organizations to step in as the replacement General Partner.  On January 1, 2004, Mark III Management Corporation of Indianapolis, Indiana assumed property management responsibilities for the property.  Mark III is a reputable company with operations based within a two-hour drive of the property.  It is hoped that their familiarity with the mid-west market and readily available corporate resources will continue to contribute to improved operations and cash flow.  The mortgage, property taxes and insurance are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY that has historically operated below breakeven, and continued to do so in 2004.  Below breakeven operations has been attributed to both high operating expenses, and declining occupancy. Occupancy averaged only 81.94% in 2004.  New management has been effective in their marketing efforts, and their ability to identify a pool of qualified tenants.  As a result, occupancy as of March 2005 increased to 100%.  They also have established a waitlist of qualified tenants.  Rent collections have improved, and receivables have been significantly reduced.  Management has stopped offering rent concessions, and plan on implementing a rent increase effective June 1, 2005.  The current focus of management is on controlling operating expenses.  Management have reduced the number of full time leasing staff, and are doing more maintenance in house.  The only services currently contracted out are snow removal and carpet cleaning.  Prior years shortfalls have been funded by the Operating General Partner.  The mortgage, trade payables, and taxes are all current.  The property will continue to be monitored until operations stabilize.

Parkside Housing, LP (Parkside Apartments) is a 54-unit family apartment complex in Avondale, Arizona.  The property generated negative cash flow of $30,447 in 2003, mainly due to high administrative and maintenance expenses.  Although the property has been able to lower operating expenses in 2004, the average year to date occupancy which increased slightly since the last quarter to 82.2%, is still shy of last years average occupancy of 90%.  In an effort to increase occupancy, the property management company continues to advertise through newspapers and flyers.  In addition, the property continues to provide concessions such as discounted security deposits, one month free rent and move in gifts to entice occupants.   The operating deficit guarantee is unlimited in time and amount.  In March 2005, the Operating General Partner entered into an agreement to sell the property and the transaction is anticipated to close in the second quarter of 2005.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  After payment of the outstanding mortgage balance of approximately $960,068, $84,028 represents re-payment of loans due to partners; $12,000 represents payment of outstanding reporting fees; $20,000 represents payment of outstanding partnership management fees due to the Operating Partnership and $57,000 represents payment of a sales preparation.  Net sales proceeds available to Series 20 are $371,348.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale.  Provided that this is the actual amount distributed, the investor per BAC distribution will be $.10.  The remaining proceeds of $58,177 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursements of amounts payable to affiliates.  The breakdown of the amount to be paid to BCAMLP is as follows: $19,000 represents a fee for overseeing and managing the disposition of the property; $30,177 represents partial reimbursement for outstanding asset management fees; and $9,000 represents reimbursement for expenses incurred related to the sale, which includes but is not limited to legal and mailing costs.

Clarksville Estates, LP (Clarksville Estates) is a 32 - unit property located in Clarksville, Missouri.  Despite an average occupancy of 85%, the property operated above breakeven in 2004.  Occupancy was low throughout most of 2004 because there was insufficient operating income to perform major turnover and tenant damage repairs to several vacant units. Management tried to get approval from Rural Development to use Replacement Reserve funds for the renovations; however, RD would not approve the withdrawal. In October 2004 the property had generated enough operating income to hire two maintenance personnel who turned all of the vacant units over as rent-ready. As a result, occupancy is at 91% and the property generated cash in the first quarter of 2005. As operations have improved and stabilized, we will no longer provide special disclosure on this Partnership.

(Series 21).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,501,418 and $884,412, respectively, in passive income tax losses that were passed through to the investors and also provided $1.21 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2003, Investments in Operating Partnerships for Series 21 was $796,088 and $1,527,512, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the series was $976,644 and $1,333,928, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee.  It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001.  The property remains in bankruptcy but is expected to be resolved in third quarter of 2005.  Vision 2000 and Subsidized Properties LLC will acquire the Operating General Partnership interest in the property.  It is anticipated that the replacement Operating General Partners can more effectively operate the property through the compliance period.  The present Operating General Partners/Guarantors will withdraw in consideration of making a $400,000 payment to the partnership, which will release them of all guarantee obligations.  The new Operating General Partner will not have any guarantee obligations.  The Investment General Partner will grant an unsecured $500,000 loan, at 1.7% interest, amortized over seven years. It will mature at the end of the compliance period. The new Operating General Partner may execute a $1 buy-out option at that time.

The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance.  The approximate amount of the new debt will be $2.31 million.  The board of the Atlantic City Housing Authority has approved the issuance of the New Bonds in accordance with the Plan. HUD approval of the reorganization is expected in second quarter of 2005.

The management company achieved average occupancy of 97% for the first quarter of 2005. Revenue for the quarter was $401,699 with operating expenses of $420,332. Expenses for the quarter continue to be high due to the costs of rehabilitating the units and preparing for REAC and city inspections. Expenses are expected to decrease next quarter as repairs are completed. The negative cash flow related to repairs is being funded by advances from Subsidized Properties LLC.

Centrum Fairfax LP (Forest Glen at Sully Station) is a 119-unit senior complex located in Fairfax, VA which has historically experienced low occupancy.  In 2004, average physical occupancy was 74%.  Through the first quarter of 2005, the average occupancy was 72%. In an effort to increase and stabilize occupancy the management company replaced the site manager in September of 2004.  The new site manager has extensive leasing experience and will pursue new marketing ideas such as networking with local civic and community groups. The management company will also increase the volume of advertising in community newspapers and local churches to attract potential tenants.  Management will continue to offer monthly rental concession of $100 to $200 on the apartment types that are not leasing.  The property is in excellent physical condition.  The Operating General Partner’s contractual obligation to fund operating deficits expired in the third quarter of 2003.  Despite this expiration, the Operating General Partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin.  The property operated with an average occupancy of 91% in 2004. Through the first quarter of 2005, the average occupancy was 90%. Operating expenses are below the Investment General Partner’s state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2005. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 83% for the year 2004. Occupancy increased to an average of 87% for the first quarter of 2005. Although operating expenses are below the Investment General Partner’s state average, declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY.  The property is unable to support its operations due to high operating expenses and low rental rates. Early in 2004 the full time property manager and maintenance staff personnel were let go, in an attempt to lower operating expenses.  The staff was replaced by a new part time property manager, and subcontracts for all maintenance related items.  However, the property could not break even due to both high operating expenses and low occupancy. Operating expenses were above the state average by approximately $1,500/unit. Occupancy was mediocre in 2004. As of March 2005 the property was 96.7% occupied.

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

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 94% in 2004. Occupancy decreased to an average of 91% through the first quarter of 2005. The property’s operating expenses are below the Investment General Partner’s state average.  Despite occupancy in the 90’s, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

(Series 22).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had total of 29 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,338,156 and $1,351,658, respectively, in passive income tax losses that were passed through to the investors and also provided $1.26 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 22 was $3,776,184 and $7,983,840, respectively.  The decrease is primarily a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the series was $4,469,581 and $1,825,424, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.  The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that the net loss will remain relatively consistent in future years as the series has finished acquiring Operating Partnerships and all are reporting stable operations.

Elks Tower Apartments LP (Elks Tower Apartments), is a 27-unit development located in Litchfield, IL.  The property suffered a downturn in operations in 2004 due to home purchases and competition from other LHTC properties in the area. The first quarter of 2005 has seen this trend reverse and occupancy has climbed rapidly to 89%. The improvement is due to a slow down in single-family home purchases and the competing properties reaching near 100% occupancy.   The resulting rise in rental income is expected to help stabilize operations and reduce losses.  The Operating General Partner continues to market the property aggressively.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 83% for the year 2004. Occupancy increased to an average of 87% for the first quarter of 2005. Although operating expenses are below the Investment General Partner’s state average, declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Bayou Crossing Limited Partnership (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida.  Mediocre occupancy and high expenses have hindered the property’s performance, causing it to operate below breakeven for the first quarter of 2005.  Occupancy averaged 88.5% in 2004, but improved in the first quarter of 2005, averaging 91.5%.   Management expects occupancy to increase during the second quarter of 2005.  Operating expenses were approximately $1,300 above state average in 2004.  However, management was able to lower expenses by 10% during the first quarter of 2005 compared to 2004 expenses.

Roxbury Veterans Housing, Limited Partnership (Highland House) is a 14 unit property located in Roxbury, Massachusetts.  The Operating General Partner has been very inconsistent in reporting occupancy and operational numbers to the Investment General Partner and no audited financials had been reported since 2002 other than tax returns, until June 2004 when a draft of the 2002 audit was received. In addition, the Investment Limited Partner identified potential discrepancies in the tax returns submitted for year-end 2003 and is currently working to resolve these issues. Reported occupancy for the fourth quarter of 2004 was 93%.  The Investment General Partner has aggressively pursued the submission of the 2003 and 2004 audited financial reports and the auditor has reported that they will be completed in June 2005. The Operating General Partner has a guarantee that is unlimited in time and amount.

Lake Street Apartments, L.P. (Lake Street Apartments) is a 32 unit property located in Girard, PA.  Average occupancy through the first quarter of 2005 is 90%. Occupancy has steadily increased over the past year. Management pays the utilities for all of the units, and prices are very high.  The utility company is owned by the community in which the project is located. Rents were increased in 2004 by $38 per unit. As a result of increased rental revenue and decreased operating expenses, the property operated above breakeven in 2004 and the first quarter of 2005. Both the mortgage and real estate taxes are current and the Operating General Partner’s operating deficit guaranty is unlimited in time and amount.  As operations have improved and stabilized, we will no longer provide special disclosure on this Partnership.

Kimbark 1200 Apartments is a 48-unit property for families located in Longmont, CO.  The average occupancy for the first quarter of 2005 was 80%.  The area economy remains weak, making the rental market difficult.  To attract applicants, the management company continues to offer concessions, such as $99 first month’s rent and tenant referral fees.  Rents were also reduced by $150 to be competitive with other properties in the area.  The average rent decrease for both affordable and market-rate apartments in Longmont and Boulder ranged between $150 - $200 per unit.  Due to the high turnover, maintenance expenses also increased.  However, the Operating General Partner continues to fund all operating deficits and accounts payable are current. The Investment General Partner will monitor the management company’s efforts to improve operations.  All taxes, insurance and mortgage payments are current.

Edmond Properties is a 160 unit property located in Edmond, OK.   The Operating Partnership operated above breakeven in 2004.   Due to the poor performance the on-site manager was replaced in May 2004.  Management revised their marketing plan and occupancy improved towards the end of 2004 with December occupancy of 92%.  As of the end of the first quarter in 2005 occupancy was 80% due to lack of leasing oversight at the property.  The staff positions are expected to be evaluated at the end of May 2005 to determine if additional staff changes are needed.  Current marketing efforts consists of move-in specials, rent reductions in the two and three bedroom units until 95% occupancy is achieved.

Swanton Limited Partnership (Swanton Meadows Apartments) is a 20 unit property located in Swanton, VT.  Occupancy was strong during 2004, averaging 95.4%, and the property has been stable at 95% occupancy during the first quarter of 2005.  However, the property operated below break even in the first quarter of 2005 because the site is plagued by high operating expenses.  In particular, the site experienced high seasonal costs for natural gas used for heating, heating system repairs, and snow removal.  The Operating General Partner hired a new property manager who is committed to keeping expenses in line with the property’s budget.

(Series 23). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,502,046 and $1,639,886, respectively, in passive income tax losses that were passed through to investors and also provided $1.31 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 23 was $8,808,920 and $14,271,144, respectively.   The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the series was $5,725,483 and $2,378,745, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.  The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Series 23 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Mathis Apartments. Ltd. and Orange Grove Seniors.  The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 56 apartment units in total.  The low income housing tax credit available annually to Series 23 from the Calhoun Partnerships is approximately $73,077, which is approximately 2% of the total annual tax credit available to investors in Series 23.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 23 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Mid City Associates (Mid City Apartments) is a 58 unit, scatter site family property located in Jersey City, NJ. The property operated with an average occupancy rate of 90% in 2003. Occupancy has improved in 2004 and averaged 95%. As a result, the property operated above the breakeven and was able to fund all the required reserves. Occupancy has averaged 94% in the first quarter of 2005.  The Operating General Partner indicated that he will continue to fund shortfalls if needed despite the expiration of the guarantee. The mortgage and taxes are current.

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 77% in 2004. The average occupancy improved slightly to 80% through March 2005. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. The Operating General Partner completed a site management change at the end of the fourth quarter.  They are currently offering a $100/month rent reduction for the first 12 months for all new tenants. Per an agreement with the Operating General Partner, the Management Company is deferring all fees until operations improve. The Operating General Partner continues to fund the operating deficits, as needed. The property’s mortgage, taxes and insurance are all current.

Sacramento SRO, L.P. (La Pensione K Apartments), is a 129-unit single-room occupancy (SRO) property, for special needs residents, located in Sacramento, CA.  First quarter 2005 occupancy remains at 93%, the same as year-end 2004. Although the property has had the same property manager for the past seven months and overall operations are more stable, operations are below break-even.  Administrative salary expenses are high due to the level of staffing required for an SRO of this size, including 24-hour security and property housekeeper to support the special needs population.  The Operating General Partner has ongoing discussions with social service agencies to provide additional individual monitoring and service to potentially reduce security, maintenance and operating expenses. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund deficits.

Edmond Properties is a 160 unit property located in Edmond, OK.   The Operating Partnership operated above breakeven in 2004.   Due to the poor performance the on-site manager was replaced in May 2004.  Management revised their marketing plan and occupancy improved towards the end of 2004 with December occupancy of 92%.  As of the end of the first quarter in 2005 occupancy was 80% due to lack of leasing oversight at the property.  The staff positions are expected to be evaluated at the end of May 2005 to determine if additional staff changes are needed.  Current marketing efforts consists of move-in specials, rent reductions in the two and three bedroom units until 95% occupancy is achieved.

(Series 24). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 24 properties at March 31, 2005. Out of the total, 23 were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $857,412 and $909,981, respectively, in passive income tax losses that were passed through to investors and also provided $1.15 and $1.18, respectively, in tax credits per BAC to the investors.  The decrease in tax credits generated per BAC is a result of the sale of a portion of the remaining credits of 5 Operating Partnerships to finance the debt restructure of one of the Operating Partnerships.  For further details please refer to the Fund’s March 31, 2003 report on 10-K disclosure for Los Lunas.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 24 was $5,663,873 and $7,862,910, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued

For the years ended March 31, 2005 and 2004, the net loss of the Series was $2,435,902 and $967,714, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that the net loss in future years will be more consistent with the current year as the prior year events are not expected to effect future years.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the “Calhoun Partnership”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total.  The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 24 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York.  The neighborhood has been a difficult one in which to operate due in part to high crime.  Almost all tenants have some public subsidy, making this a very management-intensive property.  Poor tenancy has historically resulted in operating deficits.  Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property.  Due to aggressive marketing by management, occupancy has improved to 94.29% in the first quarter of 2005.  The property is operating below breakeven due to the vacancies and high operating expenses. Although operating expenses are running higher than budgeted, some expenses relate to Westhab’s program to re-stabilize the property and are expected to normalize once the transition and re-stabilization is complete.  The Operating General Partner has been requesting withdrawals from reserves to help fund some of the operating deficits.  The Operating General Partner is also looking into other options such as applying for a significant abatement of the real estate taxes, and refinancing the current mortgage.  Westhab has secured an additional loan from the City of Yonkers in order to cure some deferred maintenance issues.  The loan is in the amount of $150,000 which has been earmarked for the replacement of hot water tanks, concrete repairs in the rear of the building, updating the electrical systems, and the installation of security cameras. The security cameras and the installation of magnetic locks on the front entry doors were projects that were both completed in the first quarter of 2005. It had been previously noted that the $150,000 was to be in the form of a grant, however the City is requesting a zero percent cash flow loan.  The Investment General Partner will continue to monitor this Operating Partnership until property operations have stabilized.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven in 2004 due to fluctuations in occupancy. Occupancy averaged 94.4% in the first quarter of 2005 and the property was able to operate above breakeven.  Management also enacted a rent increase effective March 2005 that should help the property continue to operate above breakeven.  Due to the improved operations, this property may not require special disclosure in the future.

Jeremy Associates L.P., a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003.  Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities.  To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising.  Average occupancy through year-end 2004 is 88.6% and trending up to 94.62% for the first quarter of 2005.  The property also experienced high operating costs attributed to foundation and stress cracks over the past several years.  Between 2001 and 2003 a total of $61,310 in foundation work was completed.  An engineer’s report was conducted to inspect all buildings for foundation movement in 2003. The inspection identified five buildings with current foundation movement.  The 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140;  Metal perimeter fence repair on west side of community re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2005. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

The foundation work was not completed in 2004.  The overall estimate to complete the foundation work and address the interior issues as a result of the movement is estimated at $170,000.  However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement.  At this point the Operating General Partner is monitoring movement in the five buildings identified in the engineer’s report before proceeding further.

The Investment General Partner visited the property in 2004 and reviewed the work that has been completed and discussed the future improvements with the Operating General Partner.   The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 39 unit property.  In 2004 the property operated below breakeven and maintained an average occupancy of 86%.  The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005.  Since the new management has taken over, operations have improved through the first quarter of 2005 and the property was able to operate above breakeven.

Century East IV, LP is a 24 unit development located in Bismarck, ND.  Average occupancy for the first quarter of 2005 was 88.89%.  The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.73 and maintaining an average occupancy of 87.15%.  The Investment Limited Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time.  The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP is a 24 unit development located in Bismarck, ND.  Average occupancy for the first quarter of 2005 was 91.67%.  The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%.  The property generated cash in 2004, while operating with a Debt Coverage Service Ratio of 1.0 and maintaining an average occupancy of 88.19%.  The Investment Limited Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time.  The mortgage, trade payables, property taxes, and insurance are current.

(Series 25). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 22 properties at March 31, 2005.  Out of the total, 21 were at 100% qualified occupancy.

For the tax year ended December 31, 2004 and 2003, the series, in total, generated $1,576,398 and $1,441,318, respectively in passive income tax losses that were passed through to investors and also provided $1.24 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 25 was $11,624,522 and $14,051,041, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the series was $2,599,663 and $1,564,406, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.  The current year net loss was effected by impairment losses recorded against the investment value of some of the operating partnerships.  It is anticipated that the net loss in future years will be more consistent with the current year as these events are not expected to effect future years.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property suffers from high turnover and insufficient rental revenue. Management has requested a rent increase, but rents are at their maximum per Section 8 housing guidelines.  The property operated below breakeven in 2004, expending ($23,000) in cash.  Despite these setbacks, occupancy has steadily increased and reached 100% as of March 2005. The replacement reserve account has been adequately funded.  The Operating General Partner continues to fund operating deficits despite the fact that the guarantee expired in September of 2001.  The Investment General Partner anticipates that the Operating General Partner will continue to do so and has worked diligently with the management company to reduce expenses and increase rental revenue.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 357 unit apartment complex in Indianapolis, Indiana. Despite occupancy of about 93%, the property did not break even in 2004 due to very high operating expenses.  Operating expenses averaged $5,007 per unit in 2004 (approximately $1,000 above the state average).  However, the Operating Partnership underwent a Operating General Partner/Management Company transfer in January 2005. The incoming Operating General Partner/Management Company has a stronger presence in the Indianapolis metro area, stronger operational abilities and is working to lower operating expenses. The new management company lowered operating expenses in the first quarter of 2005 to $4,014 per unit by significantly reducing salaries. Management projects occupancy to stabilize at 97% to 98% during the second quarter of 2005, and is currently considering rent increases.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18-unit property located in Harlem, NY.  In the first quarter of 2005, the property had average occupancy of 100% and operated above breakeven after adjusting for out-of-phase utility expenses.  This improvement is primarily due to the refinancing in 2004 that reduced the debt service payment by $11,000 annually.  In the summer of 2005, submetering will commence on the commercial spaces.  This is expected to reduce the utility expenses of the property and increase cash flow.  The commercial tenants contributed to fund the submetering expense.  The 2005 audit showed withdrawals by the Operating General Partner that were not in accordance with the Partnership Agreement.  The return of these funds is currently being discussed with the Operating General Partner.  The Investment General Partner continues to work with the management company in reducing operating expenses.  The mortgage, taxes, and property insurance are all current.  As the operations have improved and stabilized, special disclosure will not be reported in the future.

M.R.H., L.P. (The Mary Ryder Home), a 48 unit property located in St. Louis, MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership’s books and records. As a result of their audit, the IRS has proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal on June 30, 2003 and continue negotiations with the IRS Appeals Office.  As of the first quarter of 2005, there has not been a resolution to the issue.

On March 23, 2004, the Operating Partnership received a Notice of Final Partnership Administrative Adjustment denying the appeal of June 30, 2003.  The Operating Partnership had the opportunity to challenge the denial and petition the tax court.  On June 22, 2004, the Operating General Partner and its counsel filed a petition in tax court for the tax years ending 2000 and 2001. The Investment General Partner and its counsel will continue to monitor the court proceedings and report on them accordingly.

Rose Square L.P. (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. The property generated cash in the first quarter of 2005 although it operated below breakeven in 2004 due to low occupancy.  The area in which this property is located is very depressed and the marketing efforts have not been successful in stabilizing occupancy above 90%. Occupancy increased to 90% in late 2004 following a long period of low occupancy but has fallen to an average of 86% in the first quarter of 2005.  When the property was built a tax abatement was in place.  The abatement expired in February 2002, and taxes increased to $9,800.  Spread over 11 units, this was prohibitive to generating cash flow.  The property was re-assessed by the county, and received a reduction in real estate taxes of approximately 40% to $5,600 in 2004. The Investment General Partner will continue to monitor operations and occupancy.

Century Ease II Apartments, LP is a 24 unit property located in Bismarck, ND. Average occupancy for the first quarter of 2005 was 79.17%, a substantial decline from the previous year where occupancy was as high as 95%.  The property is located in a highly competitive area and in an attempt to maintain occupancy levels the General Partner lowers rental rates whenever occupancy levels drop below 90%.  The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.77 and maintaining an average occupancy of 85.76%.  The Investment Limited Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property.  The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time.  The mortgage, trade payables, property taxes, and insurance are current.

(Series 26). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 45 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,958,619 and $2,125,592, respectively, in passive income tax losses that were passed through to investors and also provided $1.18 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 26 was $17,047,575 and $22,225,204, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the series was $5,623,588 and $1,910,450, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, impairment losses, and interest income.  The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that the net loss in future years will be more consistent with the current year as these events are not expected to effect future years.

Series 26 has invested in 6 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The operating partnerships are Bearuegard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb Apartments A LDHA.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total.  The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 26 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon

Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) is a 28-unit property located in Warrensburg, Missouri.  Occupancy improved to 93% in the first quarter of 2005 from an average of 88% in 2004.  As a result of the improved occupancy the property operated above breakeven in the first quarter of 2005.  Occupancy has increased partially due long-standing vacant units being made rent-ready. Management was unable to get Rural Development to approve Replacement Reserve withdrawals for major turnover and tenant damage repairs.  Instead these renovations were funded from operating income. As operations have improved and stabilized, special disclosure will not be reported in the future.

Country Edge LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota.  The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.82 and maintaining an average occupancy of 89.93%. Average occupancy for the first quarter of 2005 was 95.14%. The property’s occupancy issues arose because of issues surrounding a refugee population similar to 2002.  A number of refugees had rented apartments after meeting the resident selection criteria.  However, a few of the residents had criminal backgrounds that were not exposed during the typical background check.  Management will need to begin eviction proceedings on the problem residents as well as non-paying residents which may leave the development with a large vacancy rate.  The Operating General Partner/management company continues to offer rent concessions and rate reductions as a rental incentive. The manager was replaced in the month of October to a more seasoned manager.  As a result occupancy has increased slightly.  The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy.   The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time.  The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota.  The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of ..92 and maintaining an average occupancy of 91.2%. Average Occupancy has remained steady at 93.52% through the first quarter of 2005 as a result of rent concessions and rate reductions.  Despite the increase in occupancy, concessions and rate reductions have contributed to the negative cash flow at the property.  The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy.  The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee.  The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP is a 24 unit development located in Bismarck, ND.  The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.78 and maintaining an average occupancy of 84%.  Average occupancy for the first quarter of 2005 was 81.94%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%.  The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy.  The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee.  The mortgage, trade payables, property taxes, and insurance are current.

Grayson Manor LP (Grayson Manor Apartments), a 32 unit development located in Independence, VA, suffered a lightning strike and subsequent fire on May 10, 2005.  The resulting damage forced the residents of 8 units from their apartments.  Those living in 6 of the 8 units were allowed to return to their homes after the building’s sprinkler system was re-activated, approximately one week later.  The 2 remaining units and the attic area above them suffered substantial damage and the units are unoccupied as the Operating General Partner solicits bids for the repair work.  At the time of this report, no timetable is available for the reconstruction of these units and the repair of the attic area.

Calgory Apartments III, LP is a 24 unit development located in Bismarck, ND.  The property generated cash in 2004, while operating with a Debt Coverage Service Ratio of 0.82 and maintaining an average occupancy of 82.29%. Average occupancy for the first quarter of 2005 was 76.39%.  The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%.  The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy.  The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee.  The mortgage, trade payables, property taxes, and insurance are current.

Jackson Bond LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. The property operated above break even in 2004, with a 1.16 Debt

Coverage Service Ratio.  Occupancy averaged 83.15% during 2004, but has continued to improve in the last two quarters. The property was 88.9% occupied as of March 2005. A 61% overall score on the property’s site visit report, dated June 2004, has warranted additional examination of the property. The external physical condition of the property, as well as the site’s file audit, scored poorly on the site visit.

(Series 27). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,425,916 and $1,683,553, respectively, in passive income tax losses that were passed through to investors and also provided $1.14, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 27 was $12,001,035 and $13,905,222, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2005 and 2004, the net loss of the series was $2,241,006 and $1,076,184, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Series 27 has invested in Magnolia Place Apartments Partnership (the “Calhoun Partnership”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The affordable housing property owned by the Calhoun Partnership is located in Mississippi and consist of approximately 40 apartment units in total.  The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 27 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships where Reimer Calhoun either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Holly Heights Limited Partnership (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 73% for 2004. Occupancy increased slightly and averaged 78% through the first quarter of 2005.  The site manager stated there has been increased activity at the property due the increase in the military population at the area base.  Despite the recent up swing, there are still limited job opportunities in the area, and as a result, residents continue to move to other areas to find work.  Also, management continues a strong campaign of evicting residents who do not pay their rent. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of 1 month free rent and other incentives, such as lower rents, no security deposits and increased resident referral rewards. As a result of the low occupancy, there is negative cash flow and high payables. The Investment General Partner will continue to closely monitor the property. The Operating General Partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York.  The property previously operated below breakeven due to low rental income, collections loss and high expenses.  In the first quarter of 2005, the partnership implemented a 10% rent increase that resulted in above breakeven operations.  To discourage delinquencies, the management company is planning to assess the shareholders for past legal fees incurred totaling $35,000 for filing of notices and evictions.  Other methods of improving collections are also being discussed with the management company.  To reduce utility expenses, the management company is considering a utility study to determine improvements that might result in expense reductions.  The Investment General Partner continues to work with the Operating General Partner to improve operations.  All mortgages and insurance payments are current. The property pays no property taxes as the result of tax abatement.

(Series 28). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,892,030 and $1,835,770, respectively, in passive income tax losses that were passed through to investors and also provided $1.05 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 28 was $19,465,921 and $23,747,689, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2005 and 2004 the net loss of the series was $4,547,831 and $1,734,215, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

Series 28 has invested in 6 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total.  The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 28 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

1374 Boston Road L.P. (1374 Boston Road) is a 15-unit property located in the Bronx, New York.  The property had below breakeven operations due to low occupancy and high debt service payments.  Occupancy averaged 79% in the first quarter of 2005 due to evictions of non-paying residents and management’s slow lease up of vacant units.  Due to a history of non-paying residents, they are tightening their tenant screening criteria.  However, due to the lack of credit-worthy applicants, units remained vacant for months before being rented.  In 2003, the Operating General Partner loaned the partnership $112,000 to pay for a tax lien.  This loan was being repaid at 7% interest, and is not in accordance with the Partnership Agreement.  The Investment General Partner’s repeated requests to restructure the loan were not heeded.  Legal counsel is being consulted to determine the proper course of action.  The Investment General Partner continues to monitor this property.  The mortgage, property taxes and insurance are current.

Clubview Partners (Park Plaza 1 and 2) is a 128 unit property located in West Memphis, AR.  Low occupancy and high expenses have caused the property to operate below break even in 2004.  2004 occupancy averaged 88%.  Occupancy has not improved during the first quarter of 2005. Historically, occupancy has always been a problem for the site.  Tenants have been deterred by the property’s views of the interstate highway, as well as the quality of the neighborhood.  Management is offering rent concessions in the form of rent reductions, move-in specials, and waiving security deposits requirements in an effort to lure tenants.

(Series 29). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003 the series, in total, generated $2,105,986 and $2,043,295, respectively in passive income tax losses that were passed through to investors and also provided $1.08 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2003, Investments in Operating Partnerships for Series 29 was $13,896,918 and $19,475,261, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2005 and 2004, the net loss of the series was $5,923,465 and $3,277,673, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.  The increase in net loss is mainly attributed to impairment losses recorded in the current year, as well as a fire at one of the Operating Partnership which is discussed below.  It is anticipated that operations will be more consistent with the prior year since the impairment losses are not expected to have as large an effect on future operations, and the series had finished acquiring Operating Partnerships and they are reporting stable operations.

Series 29 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Edgewood Apartments Partnership, Plametto Place Apartments and Westfield Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total.  The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 29 is not an investor.  The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2004. The main reason for its cash expenditure is its low occupancy, which improved to average 92% for the fourth quarter of 2004.  The Operating General Partner felt that the property was operating below breakeven due to the performance of the management company. The Operating General Partner took over management of the property at the beginning of the first quarter of 2005.  At that time, they evicted a number of non-paying residents and the re-leasing of the units has been slow, which has caused the property to continue to operate below breakeven.  In the past the Operating General Partner has had difficulty reporting in a timely manner. The Investment General Partner will be working closely with the new management company and the Operating General Partner to improve reporting for the property.

Lincoln Hotel Partnership, L.P. (Lincoln Hotel), is a 41-unit single-room occupancy (SRO) property located in downtown San Diego, CA.  The property had an average physical occupancy of 95% through 2003 and an average occupancy of 93% through year end 2004. Despite strong occupancy, the property operated below breakeven due to high administrative expenses and very low rents.  Due to additional program funding requirements, rents at the property are capped at approximately 50% lower than “usual” maximum tax credit rents.  This results in an average rent of $272 per unit per month In May, 2004 management received approval to implement an 8% rent increase on lease renewal that is expected to bring the property back to breakeven operations.    The Lincoln Hotel also has a commercial tenant at the property which accounts for approximately 44% of the annual income to the property.   Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Glenbrook Apartments, L.P. (Glenbrook Apartments) is a 24-unit property located in Saint Jo, Texas.  Occupancy was 88% as of March 2005.  Due to high operating expenses, ($4,225) in cash was expended in 2004.  The Operating General Partner has reported similar occupancy struggles at the nearest adjacent property, both of which are 100 miles outside of Dallas. The Investment General Partner is working closely with the Operating General Partner to boost occupancy to generate more income for the property.  The Operating General Partner has an unlimited guarantee in both time and amount, to fund all shortfalls.

Forest Hill Apartments L.P.  (The Arbors) is an 85 unit, Senior Property located in Richmond, VA.  In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire.  The Operating General Partner received an initial insurance payment totaling $500,000 and it was determined that the building should be raised due to the significant fire and water damage.  After bidding the property repairs, the Operating General Partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The Operating General Partner’s primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more then $10,000.  The Operating General Partner appealed their initial determination regarding additional coverage and to date have had no formal resolution. The Operating General Partner received an additional insurance payment totaling $2 million dollars, representing the insurance company’s estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender.  The lender approved the release of sufficient insurance proceeds $148,000 to raise the property which occurred in the third quarter of 2004.

As of January 2005, construction had not begun at the property as the Operating General Partner is not prepared to fund the current $1.4 million difference between replacement cost, including the code changes and the insurance proceeds allocated to the project to date. The insurance company, as noted above, has taken the position that the policy covers only $10,000 of the code changes.   However the Operating General Partner believes their policy should cover up to $2.5 million dollars in code changes. The Operating General Partner has been diligently attempting to get a resolution to code change coverage and has provided the Investment General Partner with e-mails and documents supporting their efforts. The insurance company has continued to use stalling tactics, pushing the claim from one underwriter to another.

Determining that Operating General Partner is at an impasse with the insurance company,  to resolve the code change issues, the Operating General Partner has retained counsel and prepared a suit that was filed in the first quarter of 2005. The case can reasonably be expected to be heard late in the second quarter or early in the third quarter of 2005.  However, the Operating General Partner believes that there is a strong likelihood that the case will be settled once the suit is filed. It is the Operating General Partner’s intention to reconstruct the property once the issues with its insurance company are resolved.

It is important to note that the Operating General Partner is an experienced developer with experience in loss claims. While he anticipates he will be successful in obtaining the additional proceeds required, Investment General Partner is working with legal counsel to determine its recourse should the Operating General Partner’s claim be unsuccessful.

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

(Series 30). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%.  The series had a total of 20 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,460,823 and $1,531,889, respectively, in passive income tax losses that were passed through to investors and also provided $1.06 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 30 was $12,475,745 and $15,343,813, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2003, the net loss of the series was $3,119,175 and $1,541,998, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee. The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are for the most part reporting stable operations.

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

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004 with a ten-day notice to cure. The Investment General Partner reviewed options to correct the loan default. Property operations had been suffering due to market conditions, high payables and much needed deferred maintenance.  The management company had improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community, however operations were still suffering. The deferred maintenance and high payables were a direct result of the negligence of the prior management company.  The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner visited the property to evaluate its condition and determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes.  The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. The Investment General Partner has hired an attorney to represent the partnership. The attorney has answered the foreclosure complaint and submitted a proposed settlement.  In the meantime, HUD contracted with a consultant to do an analysis of this property and four others in New Mexico, (all with HOME funds) to determine if it would be prudent to allow additional HOME funds to be lent to the properties as part of a debt restructure.  The final report was not completed as of the end of March 2005.  These funds along with others that the Investment General Partner is currently pursuing would allow for a complete restructure of the debt prior to foreclosure being granted.

Sunrise Homes, LP (Sunrise Homes and Broadway Place Apartments) are two family properties containing a total of 44-units, located in Hobbs, New Mexico. On April 2, 2003, the mortgage lender issued a default notice for monetary and non-monetary defaults.  Although the Operating General Partner was aware of the defaults, no steps were taken to remedy the situation.  On June 16, 2003, the Lender notified the Investment and Operating General Partners of its right to accelerate the note.  As a result of the defaults, the Investment General Partner requested a change in the management company, which was a related entity of the Operating General Partner.  Effective November 1, 2003, a new management agent took over the property management duties. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response.  Due to the unresponsiveness, the Investment General Partner filed a Civil Action against the Operating General Partner to recover all operating deficits incurred as a result of his negligence. The suit was filed prior to the termination of the Operating General Partner’s Operating Deficit Guarantee. A demand notice was issued on September 4, 2004 to the Operating General Partner with a 30-day cure period.  No response was received. On October 22, 2004 an interim Operating General Partner, affiliated with the Investment General Partner was named until a suitable replacement can be found.

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004 with a ten-day notice to cure. The current Investment General Partner reviewed options to correct the loan default.  The property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The deferred maintenance and high payables are a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner conducted a site visit to evaluate the condition of the property to determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes.  The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. The Investment General Partner has hired an attorney to represent the partnership. The attorney has answered the foreclosure complaint and submitted a proposed settlement. In the meantime, HUD has contracted with a consultant to do an analysis of this property and four others in New Mexico, (all with HOME funds) to determine if it would be prudent to allow additional HOME funds to be lent to the properties as part of a debt restructure.  The final report was not completed as of the end of March.  These funds along with others that the Investment General Partner is currently pursuing would allow for a complete restructure of the debt prior to foreclosure being granted.

JMC LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Due to increased marketing efforts by the management company, average occupancy for the third and fourth quarters of 2004 increased to 95% from a first and second quarter average of 82%. Occupancy averaged 100% during the first quarter of 2005. However, operating expenses increased by 10% in 2005, and are well above state average. Management is planning to install a gas-powered generator that should ultimately cut heating, electric, and hot water costs substantially. In addition, the site will increase rents by 5% in April 2005.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA.  Although the occupancy was stabilized in 2003, the property suffered from high payables, high tenant account receivables, high operating expenses, and negative cash flow. As of September 30, 2004, all accrued expenses had been paid and the tenant receivables were $1,400.  Low occupancy through most of 2004 contributed to high operating expenses and negative cash flow. The partnership was unable to make mortgage payments for four months. However, in September 2004, the construction of the main road was finished and physical occupancy started to increase. The management company was able to increase the monthly rental rates by $10/unit in the third quarter of 2004.   Through the fourth quarter of 2004 physical occupancy averaged 89%. In the first quarter of 2005 average physical occupancy increased to 97%.

In order to bring the mortgage current, the Partnership reached an agreement with the lender to modify certain terms of the original mortgage. The lender agreed to capitalize $31,616.00 of delinquent interest into the current principal balance of $728,384 bringing the new loan balance to $760,000, the original principal balance.  Also, according to the new tax statements from the City of Council Bluffs, annual Real Estate taxes will be reduced by $18,686 from $45,894 to $27,208.  With the new annual debt payments and assuming both the reduced Real Estate Taxes and 7% vacancy rate, the partnership will operate with Debt Coverage Service Ratio of 1.10.

Nocona Apartments, L.P. (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Occupancy was 86% as of March 2005. The Operating General Partner has reported similar occupancy struggles at the nearest adjacent property, both of which are 100 miles outside of Dallas. The Investment General Partner is working closely with the Operating General Partner to boost occupancy and generate more income for the property. The Operating General Partner has an unlimited guarantee in time and amount to fund all shortfalls.

Madison Partners (Park Trace Apartments) is a 84 unit property located in Jackson, TN.  The property was unable to break-even in the first quarter of 2005 due to a combination of low occupancy and high expenses.  Operating expenses, which averaged approximately $4,000 per unit during the first quarter of 2005, were approximately $300 per unit above state average.  High expenses can be attributed primarily to high administrative expenses, caused in part by the fact that management hired a temporary manager.  Occupancy has been and continues to be mediocre, averaging 89.5% in 2004, and 88.5% during the first quarter of 2005.  Management expects occupancy to increase given the fact that its two other properties in the area are 90% and 96% respectively.

2730 Lafferty Street Apartments, L.P. (Gardenview Apartments) is a 309-unit property located in Pasadena, Texas.  The property had a fire in 2004 that destroyed one building containing 18 residential units.  The property entered into a construction contract with a related party to repair the damages incurred.  Repairs are anticipated to be completed in the second quarter of 2005.  Insurance proceeds covering loss of rent were received.  Proceeds covering the cost of all repairs will be received once construction is complete.

(Series 31). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 27 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $2,792,434 and $2,468,428, respectively, in passive income tax losses to pass through to the investors and also provided $1.03 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 31 was $17,484,487 and $22,596,325, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The amount was also affected by the acquisition of one additional operating partnership.

For the years ended March 31, 2005 and 2004, the net loss of the series was $5,478,385 and $3,457,342, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee.  The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that operations will be more consistent with the prior year since the impairment losses are not expected to have as large an effect on future operations, and the series had finished acquiring Operating Partnerships and they are reporting stable operations.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA.  In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses.  Occupancy continues to suffer in 2005 averaging 87% as of March 2005. Management has stated that the housing market in Atlanta is soft and that the property is constantly competing with other low-income properties in the neighborhood. Utility expenses are high as a result large scale improvements to the sewage system in the City of Atlanta. As a result of the declining occupancy, and high operating expenses, the property continues to operate below breakeven. The Investment General Partner has been working with the Operating General Partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections.  A new site manager has been hired and will take over during the second quarter of 2005.  The Investment General Partner will continue to closely monitor the efforts of the Operating General Partner until operations have stabilized.

Pilot Point Apartments is a 40-unit property located in Pilot Point, TX.  In January 2004, there was a fire in a unit that damaged the unit and caused smoke damage in the seven other units in the building.  Due to the damage, the entire 8-unit building was taken offline.  The repairs were all completed and paid for from the insurance proceeds. The certificates of occupancy were issued as of August 15, 2004.  Repairs were not completed until 8 months after the fire due to the delay in reaching a settlement with the insurance provider.  Occupancy has continued to struggle after the fire and averaged 73% in 2004.  The manager was replaced in November 2004 and they have expanded their advertising efforts.  Occupancy has improved significantly and was 93% by the end of March 2005.

Silver Creek Apartments, is a 112 unit property located in Flat Rock, MI.  In 2004 the property operated below breakeven and maintained an average occupancy of 91%. The former management company was terminated for issues related to Pine Lake apartments, not for Silver Creek Apartments. The contract the

Operating General Partner, (“MHT”) had signed with Matrix Management was applicable to three properties. Termination of one terminated the remaining two, so when MHT terminated Matrix Management’s employment, for cause, they effectively terminated there management at Silver Creek as well.  Pending litigation exists between Matrix and MHT Housing.  A hearing for the lawsuit MHT has filed against Matrix was scheduled for March 2004, which was then postponed.  The Investment General Partner received a subpoena to be deposed on behalf of MHT, which was conducted in April 2005.  Further court dates have not been shared with the Investment General Partner at this time.

The property operated with a Debt Coverage Service Ratio of .55 in 2004 and 1.19 in 2003 after required reserve deposits.  The Operating General Partner has funded operating deficits in 2004 and has funded an operating reserve of $50,000 as required by the Partnership Agreement. Occupancy continues to improve in 2005 with an average occupancy through the first quarter of 2005 of 95.33% and as of April 2005, the property was 100% occupied.  The local economy is fair with high turnover due to job transfers.  Bad debt for 2004 was $52,068.  Collections continued to get stronger through each month of the first quarter in 2005.  The property ended with about $12k delinquent in resident balances but now that the occupancy is strong, management is focusing on collections. The Investment General Partner will continue to work with the Operating General Partner to stabilize operations. The mortgage, property taxes, and insurance are current.

Canton Housing I (Madison Heights Apartments) is an eighty unit property located in Canton, Mississippi. The property is unable to break even due to low occupancy which averaged 80.52% in 2004, and remained sluggish at 81.7% during the first quarter of 2005. Management has taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers, and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager on the site, and extra personnel have been hired to prepare vacant units for occupancy. Management is confident that the remaining units will be leased by the end of second quarter 2005.

Canton Housing IV (Canton Manor Apartments) is a 32 unit property located in Canton, Mississippi. The property is unable to break even due to low occupancy. Occupancy averaged 81.2% in 2004, and remained sluggish at 80.2% during the first quarter of 2005. Management has taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers, and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager on the site, and extra personnel have been hired to prepare vacant units for occupancy. Management is confident that the remaining units will be leased by the end of second quarter 2005.

Riverbend Housing Associates (Riverbend Estates) is a 28 unit property located in Biddeford, ME. The property was unable to break even in 2004 due to high operating expenses and low to mediocre occupancy. An unusually long and snowy winter resulted in high operating costs due high fuel consumption and high snow removal costs. Occupancy averaged 83.9% in 2004. The property was 89.3% occupied as of March 2005. New on site management and maintenance staff was hired at the project. Management believes that the new staff will be a better fit for the property, which should help attract new tenants and boost tenant retention. The property has a waiting list of tenants who qualify at the 30% income level; however, finding tenants who qualify for the property’s 60% income vacancies continues to be a problem. Management ran ads in the local newspaper that specifically target the 60% layer, but response to the advertisements continues to be from people who cannot afford the 60% rental rates. Management has analyzed its rental rates against the local market, and believes its rates are comparable. Management has recently sought the assistance of the local Housing Authority to attract new tenants.

(Series 32). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $2,392,205 and $2,188,757, respectively in passive income tax losses that were passed through to investors, and also provided $0.98 and $1.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 32 was $22,840,635 and $27,979,243, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the series was $5,505,848 and $3,466,460, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee.   The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that operations will be more consistent with the prior year since the impairment losses are not expected to have as large an effect on future operations, and the series had finished acquiring Operating Partnerships and they are reporting stable operations.

Series 32 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total.  The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 32 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units.  The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Numbers for the first quarter of 2005 shows that the property has achieved positive cash flow due to greatly reduced interest expense and 100% occupancy.

Indiana Development Limited Partnership (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana.  The property operates below breakeven as a result of low occupancy which was last reported at 75% for March 2005. Occupancy issues are primarily due to a downturn in the local economy; recently, numerous manufacturing plants have closed forcing tenants to relocate to other areas in order to find employment. Biggs Management, a new, locally based, management company, should provide the local knowledge and manpower necessary to positively impact both occupancy and operating expenses. The Operating General Partner’s Operating Deficit Guarantee, which was unlimited in amount, expired in June 2004.  The Operating General Partner is active in the industry and as such, has continued to fund deficits.

(Series 33). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,152,853 and $1,132,687, respectively in passive income tax losses that were passed through to investors, and also provided $0.96 and $1.02, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 33 was $14,070,311 and $15,749,412, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the Series was $1,899,660 and $2,208,535, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee.  It is anticipated that operations will be more consistent with the prior year since the impairment losses are not expected to have as large an effect on future operations, and the series had finished acquiring Operating Partnerships and they are reporting stable operations.

Series 33 has invested in Forest Park Apartments (the “Calhoun Partnership”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The affordable housing property owned by the Calhoun

Partnership is located in Louisiana and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 33 from the Calhoun Partnership is approximately $208,599, which is approximately 8% of the total annual tax credit available to investors in Series 33.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 33 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units.  The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%.  Numbers for the first quarter of 2005 shows that the property has achieved positive cash flow due to greatly reduced interest expense and 100% occupancy.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. Although occupancy averaged 91% in 2004, occupancy dipped to 88.9% during the first quarter of 2005 due to tenant transfers to nursing homes and several deaths. The primary problem that continues to plague the property, however, is the exorbitant utility expenses. The site was originally a former high school, and the high ceilings make the site difficult to heat. Furthermore, management was unable to lock in its 2004 utility rate, causing the utility rate to increase by 40%. Management is planning to install a gas-powered generator at the project that should ultimately cut heating, electric, and hot water costs substantially. Furthermore, management is attempting to reduce heating costs through minor structural changes.  The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 88% for 2005. Recent reporting indicates the property is operating at 89% physical occupancy. The site manager has been successful in retaining current residents by offering different types of incentives. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

Merchants Court is a 192-unit property located in Dallas, GA.  The property struggles with occupancy problems due to competitive homeownership programs and the performance of the prior regional and site managers.  In December 2004, a new team (regional and site manager) took over Merchants Court and made substantial changes in the management of the property.  Tenant retention was the priority, and the site manager implemented a fitness program, a kids’ club (a social club for the residents’ children), and one-day maintenance turnaround guarantee.  To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning.  Because of these efforts, occupancy increased to 84% by April 2005, from a low of 63% in January 2005.  Accounts payable is still an issue and the Investment General Partner is working with the Operating General Partner to ensure that vendors are paid in a timely manner.  Taxes, mortgage and insurance payments are all current.

(Series 34). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $2,111,599 and $1,911,299, respectively in passive income tax losses that were passed through to investors, and also provided $.98 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004 Investments in Operating Partnerships for Series 34 was $16,244,390 and $20,605,779, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the Series was $4,711,184 and $1,986,784, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, and impairment losses.  The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operates below breakeven as a result of low occupancy, which was reported at 75% at the end of 2004, decreasing to 71% at the end of the first quarter of 2005. The Operating General Partner indicates that the local economy relies heavily on seasonal employment, which has resulted in lower than normal occupancy. A new management company has been brought in to positively impact the occupancy through rigorous marketing and advertising. In 2004, the Operating General Partner made a loan to the property in the amount of $118,996 to fund deficits. Although the Operating General Partner’s Operating Deficit Guarantee has since lapsed, the Operating General Partner has continued to fund the property.

Merchants Court is a 192-unit property located in Dallas, GA.  The property struggles with occupancy problems due to competitive homeownership programs and the performance of the prior regional and site managers.  In December 2004, a new team (regional and site manager) took over Merchants Court and made substantial changes in the management of the property.  Tenant retention was the priority, and the site manager implemented a fitness program, a kids’ club (a social club for the residents’ children), and one-day maintenance turnaround guarantee.  To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning.  Because of these efforts, occupancy increased to 84% by April 2005, from a low of 63% in January 2005.  Accounts payable is still an issue and the Investment General Partner is working with the Operating General Partner to ensure that vendors are paid in a timely manner.  Taxes, mortgage and insurance payments are all current.

(Series 35). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2005 all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2004 and 2003 the series, in total, generated $1,584,579 and $1,836,284, respectively in passive income tax losses that were passed through to investors and also provided $.97 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 35 was $16,542,608 and $18,651,926, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004 the net loss of the series was $2,444,443 and $1,486,287, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.  The increase in net loss is mainly attributed to impairment losses recorded in the current year.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Tennessee Partners XII, LP (Autumn Park) is a 104-unit property located in Dickson, Tennessee.  The property operated below break-even in 2004 due to its low occupancy average of 85.6%.  As a result of increased marketing efforts, the property was able to boost occupancy to 93.5% during the first quarter of 2005.  Despite the increase in occupancy, however, the property did not break even in the first quarter of 2005 due to high bad debt and administrative expenses.  The property’s performance should continue to improve if management can maintain current occupancy.  The general partner continues to fund deficits.

Columbia Woods LP (Columbia Woods Townhomes) is a 120 unit property located in Newnan, GA. With a Debt Coverage Service Ratio of 0.95, the property performed slightly below break even and expended $35,433. Operating expenses are above the state average. Operating expenses averaged $3,951/unit in 2004 and have increased to $3,951/unit during the first quarter of 2005. Low occupancy is a problem at the property. Occupancy averaged 87.4% in 2004, but was only 80% occupied as of March 2005. Management is aggressively marketing the property to fill vacate units.

(Series 36). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003 the series, in total, generated $892,749 and $1,307,265, respectively in passive income tax losses that were passed through to investors and also provided $.98 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 36 was $10,398,042 and $11,525,838, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2005 and 2004, the net loss of the series was $1,389,889 and $1,216,341, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Series 36 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total.  The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 36 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Valleyview Estates LP (Valleyview Estates Apartments) is a 32 unit development located in Branson West, MO.  In January of 2005 the property suffered a fire which destroyed a portion of one building.  At the time of the fire 8 units were taken offline.  Minor repairs were made to 4 of these units and they were subsequently reoccupied.  The remaining 4 units have been demolished and are in the process of being rebuilt using insurance funds.  Repairs are scheduled to be completed and the units re-occupied by early third quarter of 2005.

Aloha Housing LP (Farmington Meadows) is a 69 unit property located in Aloha, OR. With a Debt Coverage Service Ratio of 0.96, the property performed slightly below break even and expended $38,689 in 2004 due to high maintenance expenses. Management expects the site’s maintenance expenses to decrease substantially in 2005, which should allow the property to break even this year. Operating expenses, which averaged $4,020/unit in 2004, have been reduced to $3,815/unit during the first quarter of 2005. Occupancy averaged 99.52% in 2004, and averaged 100% in the first quarter of 2005.

(Series 37). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%.  The series had a total of 7 properties at March 31, 2005 all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,616,709 and $830,378, respectively in passive income tax losses that were passed through to investors and also provided $.97 in both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 37 was $13,869,029 and $15,180,208, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004, the net loss of the series was $1,596,304 and $1,213,997, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that the net loss will begin to stabilize in future years as the series has finished acquiring Operating Partnerships, construction is completed on the Operating Partnerships, operations are beginning to stabilize.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. Although occupancy averaged 91% in 2004, occupancy dipped to 88.9% during the first quarter of 2005 due to tenant transfers to nursing homes and several deaths. The primary problem that continues to plague the property, however, is the exorbitant utility expenses. The site was originally a former high school, and the high ceilings make the site difficult to heat. Furthermore, management was unable to lock in its 2004 rate, causing the utility rate to increase by 40%. Management is planning to install a gas-powered generator at the project that should ultimately cut heating, electric, and hot water costs substantially. Furthermore, management is attempting to reduce heating costs through minor structural changes.  The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Columbia Woods LP (Columbia Woods Townhomes) is a 120 unit property located in Newnan, GA. With a Debt Coverage Service Ratio of 0.95, the property performed slightly below break even and expended $35,433. Operating expenses are above the state average. Operating expenses averaged $3,951/unit in 2004 and have increased to $3,951/unit during the first quarter of 2005. Low occupancy is a problem at the property. Occupancy averaged 87.4% in 2004, but was only 80% occupied as of March 2005. Management is aggressively marketing the property to fill vacate units.

(Series 38). As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $1,193,535 and $1,506,105, respectively, in passive income tax losses that were passed through to investors and also provided $.94 for both years in tax credits per BAC to the investors.

Series 38 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total.  The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 38 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Columbia Creek, L.P.  (Columbia Creek) is a 172 unit (137 LIHTC units) family project in Woodstock, GA. In 2004, the property suffered financially from the combined effect of low occupancy and higher than average operating expenses. Despite a loan from the Operating General Partner, the property lost money in 2004. Occupancy for 2004 averaged 91%, with operating expenses at $4191 per unit ($524 higher than the state average.) Replacement reserves were not funded during 2004. In 2005, the property’s operations have improved significantly. During the first quarter of 2005, occupancy improved slightly, averaging 93%, and operating expenses were reduced by approximately 10%. During the first quarter 2005, the Operating Partnership generated cash and funded their replacement reserves.

(Series 39). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2004 and 2003 the series, in total, generated $1,138,679 and $1,507,451, respectively, in passive income tax losses that were passed through to investors. The series also provided $.93 for both years in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 39 was $12,453,172 and $13,521,338, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004 the net loss of the series was $1,315,746 and $1,400,093, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, amortization of acquisition costs and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

Series 39 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total.  The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun Partnerships (as well as with respect to approximately 38 other operating partnerships in which Series 39 is not an investor). The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Arbors at Ironwood L.P. (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN.   Occupancy at the property declined in 2004 and as of the first quarter of 2005 averaged only 74%.  A new manager was hired April 2005 and it is hoped that this change, together with increased supervision and marketing plan will retain existing residents and improve occupancy. The property is currently operating at a deficit that the Operating General Partner continues to fund.  Taxes, insurance, and mortgage payments are all current. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004.  Occupancy reports are being forwarded to the Investment General Partner each week and bimonthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition.

Columbia Creek, L.P.  (Columbia Creek) is a 172 unit (137 LIHTC units) family project in Woodstock, GA. In 2004, the property suffered financially from the combined effect of low occupancy and higher than average operating expenses. Despite a loan from the Operating General Partner, the property lost money in 2004. Occupancy for 2004 averaged 91%, with operating expenses at $4191 per unit ($524 higher than the state average.) Replacement reserves were not funded during 2004. In 2005, the property’s operations have improved significantly. During the first quarter of 2005, occupancy improved slightly, averaging 93%, and operating expenses were reduced by approximately 10%. During the first quarter 2005, the property generated cash and funded their replacement reserves.

(Series 40). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2005 all of which were at 100% qualified Occupancy.

For the tax years ended December 31, 2004 and 2003 the series, in total, generated $1,506,573 and $1,617,590, respectively in passive income tax losses that were passed through to investors and also provided $.92 and $.96, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 40 was $16,062,040 and $17,263,072, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004 the net loss of the series was $1,513,641 and $1,283,501, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses and interest income.  It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

Series 40 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total.  The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation (as well as with respect to approximately 37 other operating partnerships in which Series 40 is not an investor).   The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Arbors at Ironwood L.P. (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN.   Occupancy at the property declined in 2004 and as of the first quarter of 2005 averaged only 71%.  A new manager was hired April 2005 and it is hoped that this change, together with increased supervision and marketing plan will retain existing residents and improve occupancy. The property is currently operating at a deficit that the Operating General Partner continues to fund.  Taxes, insurance, and mortgage payments are all current. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004.  Occupancy reports are being forwarded to the Investment General Partner each week and bimonthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition.

(Series 41) As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100% and 97.8%, respectively.  The series had a total of 23 properties at March 31, 2005 all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2004 and 2003 the series, in total, generated $3,693,118 and $1,593,532, respectively in passive income tax losses that were passed through to investors and also provided $1.10 and $1.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 41 was $13,954,936 and $18,522,070, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For year ended March 31, 2005 and 2004 the net loss of the series was $4,583,407 and $2,189,363, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.  The increase in the current year net loss was due primary by an impairment loss take by one Operating Partnership in the amount of $2,337,000.  It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships become fully leased-up and stabilize operations.

Series 41 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total.  The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation (as well as with respect to approximately 38 other operating partnerships in which Series 41 is not an investor).  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements.  In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%.  In addition, attorneys fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs.  The Investment General Partner is currently pursing payment of the aforementioned judgments.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall.  The retaining wall may not have been constructed properly and an investigation is on going to determine the cause and potential responsible party to cover the costs incurred for the remodel work necessary.  The property continues to operate above breakeven.

Brookstone Place II LDHA, L.P. (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI.  The 2005 first quarter occupancy has significantly improved to 93%, from 81% through year end 2004.  This improvement is a direct result of management’s focus on resident retention, site control, and targeted marketing efforts. In addition, tenant receivables have decreased from previous quarters. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004.  Occupancy reports are being forwarded to the Investment General Partner each week and bimonthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition.  Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Rural Housing Partners of Mendota, L.P. (Northline Terrace), is a 24-unit family property located in Mendota, IL. In 2004, with property operated with a Debt Coverage Service Ratio of 0.84 due to an average occupancy of 88.54%.  Occupancy issues at the property stem from a lack of qualified applicants.  In the fourth quarter of 2004 a new on-site manager was assigned to the property. In an attempt to increase occupancy the new site manager has expanded the advertising efforts. The first quarter of 2005 occupancy was at 79%. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The mortgage, property taxes, and insurance are current.

(Series 42). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100% and 97.6%, respectively.  The series had a total of 22 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003 the series, in total, generated $1,825,089 and $1,766,304, respectively in passive income tax losses that were passed through to investors and also provided $.95 and $.81, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 42 was $16,412,718 and $17,580,082, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2005 and 2004 the net loss of the series was $1,521,554 and $1,802,657, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, amortization of acquisition costs and interest income.  It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Series 42 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total.  The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation (as well as with respect to approximately 38 other operating partnerships in which Series 42 is not an investor).   The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorneys fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursing payment of the aforementioned judgments.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. The retaining wall may not have been constructed properly and an investigation is on going to determine the cause and potential responsible party to cover the costs incurred for the remodel work necessary. The property continues to operate above breakeven.

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

One of the Operating General Partner’s has proposed the substitution of a new Operating General Partner in place of one Operating General Partner interest. The new entity will hold 50% of the Operating General Partner interest in the Operating Partnership. The new Operating General Partner will be an LLC whose owners have substantial business interest and experience in real estate. As part of the Operating General Partner transfer, the new Operating General Partner will contribute funds to the Operating Partnership. Per the current Operating General Partner, approximately $111,000 will be contributed to the Operating Partnership to bring the mortgage current and pay off the general contractor and architect. The Investor Limited Partner is in the process of reviewing the proposed Operating General Partner substitution. It is the current Operating General Partner’s goal to close the transfer by June 1, 2005.

Average occupancy for the first quarter of 2005 was 92%. The property operated at below breakeven due to increased advertising and utility costs. The Operating Partnership’s taxes and insurance are current. The Operating Partnership’s mortgage is one month in arrears and will be brought current upon the completion of the Operating General Partner transfer. Accounts payable increased to approximately $100,000 for the first quarter of 2005. The Operating General Partner continues to advance funds to the property for operating deficits. As of mid-May, 2005, the physical occupancy was 95% with 3 units leased for a projected physical occupancy of 98%. The property is currently offering $300 off of the first month’s rent for a three bedroom unit. The property is anticipated to maintain high occupancy rates throughout 2005 and generate positive cash flow by the third quarter of 2005.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 39 unit property. In 2004 the property operated below breakeven and maintained an average occupancy of 86%. The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005. Since the new management has taken over, operations have improved through the first quarter of 2005 and the property was able to operate above breakeven.

Jeremy Associates L.P., a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003. Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities. To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising. Average occupancy through year-end 2004 is 88.6% and trending up to 94.62% for the first quarter of 2005. The property also experienced high operating costs attributed to foundation and stress cracks over the past several years. Between 2001 and 2003 a total of $61,310 in foundation work was completed. An engineer’s report was conducted to inspect all buildings for foundation movement in 2003. The inspection identified five buildings with current foundation movement. The 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; Metal perimeter fence repair on west side of community re-braced due to ground movement and car damage at total cost of $5,290 were completed in March. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

The foundation work was not completed in 2004. The overall estimate to complete the foundation work and address the interior issues as a result of the movement is estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. At this point the Operating General Partner is monitoring movement in the five buildings identified in the engineer’s report before proceeding further.

The Investment General Partner visited the property in 2004 and reviewed the work that has been completed and discussed the future improvements with the Operating General Partner. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

(Series 43) As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100% and 97.2%, respectively. The series had a total of 22 properties as of March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003 the series, in total, generated $2,912,494 and $2,374,710, respectively in passive income tax losses that were passed through to investors and also provided $.83 and $.63, respectively, in tax credits per BAC to the investors.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 43 was $21,850,521 and $24,108,220, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2005 and 2004 the net loss of the series was $2,493,942 and $2,679,274, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Alexander Mills L.P. (Alexander Mills Apartments) is a 224-unit new construction apartment complex located in Lawrenceville, Georgia. Construction completion fell behind eight months due to having to secure legal rights to public water sources. During this time, two other subsidized apartment complexes were constructed nearby, resulting in an overbuilt market. This caused the property to complete lease-up four months behind the original August 2003 projection. In response to increased competition, the Operating General Partner offered concessions, including reductions in rental rates and free rent. Occupancy reached a high of 98% in the first quarter of 2005 and the property generated $15,863 posting a Debt Coverage Service Ratio of 1.07. The property is performing well but has been unable to achieve a Debt Coverage Service Ratio of 1.20 necessary to convert to the permanent loan through Fannie Mae. The Operating General Partner is currently working with the lender to obtain another time extension or to secure additional financing.

All of the associated fees have been funded directly by the Operating General Partner as part of the completion guarantee, which is unlimited in time and amount.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorneys fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursing payment of the aforementioned judgments.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. The retaining wall may not have been constructed properly and an investigation is on going to determine the cause and potential responsible party to cover the costs incurred for the remodel work necessary. The property continues to operate above breakeven.

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

One of the Operating General Partner’s has proposed the substitution of a new Operating General Partner in place of one Operating General Partner interest. The new entity will hold 50% of the Operating General Partner interest in the Operating Partnership. The new Operating General Partner will be an LLC whose owners have substantial business interest and experience in real estate. As part of the Operating General Partner transfer, the new Operating General Partner will contribute funds to the Operating Partnership. Per the current Operating General Partner, approximately $111,000 will be contributed to the Operating Partnership to bring the mortgage current and pay off the general contractor and architect. The Investor Limited Partner is in the process of reviewing the proposed Operating General Partner substitution. It is the current Operating General Partner’s goal to close the transfer by June 1, 2005.

Average occupancy for the first quarter of 2005 was 92%. The property operated at below breakeven due to increased advertising and utility costs. The Operating Partnership’s taxes and insurance are current. The Operating Partnership’s mortgage is one month in arrears and will be brought current upon the completion of the General Partner transfer. Accounts payable increased to approximately $100,000 for the first quarter of 2005. The Operating General Partner continues to advance funds to the property for operating deficits. As of mid-May, 2005, the physical occupancy was 95% with 3 units leased for a projected physical occupancy of 98%. The property is currently offering $300 off of the first month’s rent for a three bedroom unit. The property is anticipated to maintain high occupancy rates throughout 2005 and generate positive cash flow by the third quarter of 2005.

Lakewood Apartments-Saranac Limited Partnership (Lakewood Apartments) is a 24 unit property located in Saranac, MI. The property cannot break even due to low occupancy and high expenses. Occupancy averaged 84.7% during the first quarter of 2005. Management has difficulty finding tenants with sufficient income to afford the property’s rents. Funding for Section 8 vouchers in the area is scarce, and management has been in contact with the local Housing Authority regarding this matter. Management has been offering one month rental concessions, move-in specials, and application fee waivers in an effort to attract tenants. Management’s marketing push, which has increased advertising and payroll expenses, is responsible for higher than average operating expenses.

(Series 44). As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100% for both years. The series had a total of 8 properties as of March 31, 2005, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2004 and 2003 the series, in total, generated $1,650,521 and $1,471,827, respectively in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.67 for 2004 and between $.21 and $.28 for 2003, depending on the investors’ date of admission.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 44 was $13,310,274 and $14,763,643, respectively. Investments in Operating Partnerships, was also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2005 and 2004 the net loss of the series was $1,113,681 and $1,342,776, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Alexander Mills L.P. (Alexander Mills Apartments) is a 224-unit new construction apartment complex located in Lawrenceville, Georgia. Construction completion fell behind eight months due to having to secure legal rights to public water sources. During this time, two other subsidized apartment complexes were constructed nearby, resulting in an overbuilt market. This caused the property to complete lease-up four months behind the original August 2003 projection. In response to increased competition, the Operating General Partner offered concessions, including reductions in rental rates and free rent. Occupancy reached a high of 98% in the first quarter of 2005 and the property generated $15,863 posting a Debt Coverage Service Ratio of 1.07. The property is performing well but has been unable to achieve a Debt Coverage Service Ratio of 1.20 necessary to convert to the permanent loan through Fannie Mae. The Operating General Partner is currently working with the lender to obtain another time extension or to secure additional financing. All of the associated fees have been funded directly by the Operating General Partner as part of the completion guarantee, which is unlimited in time and amount.

(Series 45) As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 96.2% and 91.9%, respectively. The series had a total of 28 properties as of March 31, 2005. Out of the total, 25 were at 100% qualified occupancy and 2 were in initial lease-up. The series also had 1 properties under construction at March 31, 2005.

For the tax year ended December 31, 2004 and 2003 the series, in total, generated 1,374,052 and $944,714, respectively in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.55 for 2004 and between $.07 and $.11 for 2003, depending on the investors’ date of admission.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 45 was $25,212,481 and $22,349,618, respectively. The increase amount is a result of the Fund acquiring 4 interests in Operating Partnerships. Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2005 and 2004 the net loss of the series was $1,314,735 and $544,382, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Brookstone Place II LDHA, L.P. (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI. The 2005 first quarter occupancy has significantly improved to 93%, from 81% through year end 2004. This improvement is a direct result of management’s focus on resident retention, site control, and targeted marketing efforts. In addition, tenant receivables have decreased from previous quarters. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004. Occupancy reports are being forwarded to the Investment General Partner each week and bi-monthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Harbet Avenue Limited Partnership (William B. Quarton Place) is a 28 unit family property located in Cedar Rapids, Iowa. The Investment General Partner has learned that during 2004 and through February 2005 inappropriate checks and wires were made to the Operating General Partner from the Partnership’s escrow and operating accounts. The total of the misappropriated funds is estimated to be $142,758. The Operating General Partner is a not for profit organization that was experiencing financial difficulties. The accounting manager was able to make the monetary transfers due to a lack of oversight from the interim director. The accounting manager was fired in March 2005. The Operating General Partner has taken steps to ensure that this cannot happen in the future, requiring all transfers to have a signature of the Executive Director, and the creation of a dual position model for the newly hired finance directors. All accounts will be moved to Bankers Trust in order to increase security. Accounts can be viewed on-line by the President CEO, and the Board Chair. Activity reports will be reviewed monthly by the Board of Directors. In order to repay the funds back to the Partnership, the Board has formed a Property Options Committee to review all of their assets for a potential sale. Proceeds from the sale of properties, and from unrestricted donations will be targeted for the refunding of the Partnership accounts. All accounts are expected to be repaid by the end of 2005. The Investment General Partner is working with attorneys to determine the best way to ensure the funds are restored to the Partnership in a prompt manner.

(Series 46) As of March 31, 2005 and 2004 the average Qualified Occupancy for the series was 100% and 90.0%, respectively. The series had a total of 12 properties as of March 31, 2005. Out of the total, 11 were at 100% qualified occupancy and 1 property was under construction at March 31, 2005.

For the tax year ended December 31, 2004 and 2003 the series, in total, generated $1,215,153 and $30,877, respectively in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.24 for 2004. The series did not generate any tax credits per BAC to the investors for the calendar year ended December 31, 2003.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 46 was $16,815,777 and $10,331,681, respectively. The increase amount is a result of the Fund acquiring 6 interests in Operating Partnerships. Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2005 and 2004 the net loss of the series was $625,083 and $206,301, respectively. The major components of this amount are the Fund’s share of loss from Operating Partnerships and organization expenses.

Contractual Obligations

As of March 31, 2005, the Fund has the following contractual obligations (payments due by period):

Obligation	Total	<1 year	1-3 years	3-5 years	> 5 years

Asset Management Fees Payable to Affiliates*	$25,076,405	$25,076,405	$—	$—	$—
Capital Contributions Payable	19,635,047	18,999,062	635,985	—	—

Total	$44,711,452	$44,075,467	$635,985	$—	$—

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

Recent Accounting Pronouncements

As of March 31, 2004, the partnership adopted FASB Interpretation No. 46 - Revised (“FIN46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE. However, management does not consolidate the partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Exceptions to Certifications

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January and February and refer to Generally Accepted Auditing Standards. We have all appropriate originally signed opinions from the operating partnerships, however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-K as “UNAUDITED” as it is without an audit opinion.

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

(b)         Changes in Internal Controls There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 56, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 60, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 43, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 41, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

Item 11.                  Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2005 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2005 was $6,057,625.

2. The Fund has reimbursed or accrued as a payable to an affiliate of the General Partner a total of $434,392 for amounts charged to operations during the year ended March 31, 2005. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management

(a)           Security ownership of certain beneficial owners.

As of March 31, 2005, 83,651,080 BACs had been issued. The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.83%
Series 21	5.44%
Series 22	8.04%
Series 23	6.51%
Series 24	6.91%
Series 25	5.60%
Series 26	6.22%
Series 27	5.92%

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

The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period April 1, 1995 through March 31, 2005.

(b)                                 Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)                                  Indebtedness of management.

None.

(d)                                 Transactions with promoters.

Not applicable.

Item 14.                                                       Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,740	$11,520	$17,160	$16,740	$16,700

Audit Related Fees	278	278	278	278	278

Tax Fees	5,660	4,010	6,485	5,330	5,660

All Other Fees	—	—	—	—	—

Total	$22,678	$15,808	$23,923	$22,348	$22,678

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$16,740	$24,340	$13,620	$17,780	$16,740

Audit Related Fees	278	278	278	278	278

Tax Fees	5,330	9,125	4,505	5,990	5,660

All Other Fees	—	—	—	—	—

Total	$22,348	$33,743	$18,403	$24,048	$22,678

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,720	$17,780	$17,890	$7,460	$13,620

Audit Related Fees	278	278	278	278	278

Tax Fees	5,000	6,155	5,825	3,680	4,010

All Other Fees	—	—	—	—	—

Total	$19,998	$24,213	$23,993	$11,418	$17,908

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$5,230	$7,360	$7,750	$8,840	$11,020

Audit Related Fees	278	278	278	278	278

Tax Fees	3,515	3,515	2,855	3,515	3,350

All Other Fees	—	—	—	—	—

Total	$9,023	$11,153	$10,883	$12,633	$14,648

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,830	$13,830	$13,830	$15,810	$9,360

Audit Related Fees	278	278	278	278	278

Tax Fees	5,165	5,710	5,165	6,700	3,020

All Other Fees	—	—	—	—	—

Total	$19,273	$19,818	$19,273	$22,788	$12,658

Fee Type	Ser. 45	Ser. 46
Audit Fees	$10,920	$8,320

Audit Related Fees	278	278

Tax Fees	5,825	4,080

All Other Fees	—	—

Total	$17,023	$12,678

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,100	$11,075	$16,500	$16,100	$16,100

Audit Related Fees	113	113	113	113	113

Tax Fees	5,660	4,010	6,485	5,330	5,660

All Other Fees	—	—	—	—	—

Total	$21,873	$15,198	$23,098	$21,543	$21,873

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$16,100	$23,400	$13,100	$17,100	$16,100

Audit Related Fees	113	113	113	113	113

Tax Fees	5,330	9,125	4,340	5,990	5,330

All Other Fees	—	—	—	—	—

Total	$21,543	$32,638	$17,553	$23,203	$21,543

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,150	$17,100	$17,200	$7,175	$13,100

Audit Related Fees	113	113	113	113	113

Tax Fees	5,000	6,155	5,330	3,350	4,010

All Other Fees	—	—	—	—	—

Total	$19,263	$23,368	$22,643	$10,638	$17,223

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$5,025	$7,075	$7,450	$8,500	$10,600

Audit Related Fees	113	113	113	113	113

Tax Fees	3,515	3,515	2,855	3,515	3,350

All Other Fees	—	—	—	—	—

Total	$8,653	$10,703	$10,418	$12,128	$14,063

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,300	$13,300	$13,300	$15,200	$9,000

Audit Related Fees	113	113	113	113	113

Tax Fees	5,165	5,595	5,365	6,784	3,584

All Other Fees	—	—	—	—	—

Total	$18,578	$19,008	$18,778	$22,097	$12,697

Fee Type	Ser. 45	Ser. 46
Audit Fees	$10,500	$8,000

Audit Related Fees	113	—

Tax Fees	7,075	2,560

All Other Fees	—	—

Total	$17,688	$10,560

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13 - (UNAUDITED)

Boston Capital Tax Credit IV L.P.; filed herein as exhibit 13 - (UNAUDITED)

Balance Sheets, March 31, 2005 and 2004

Statements of Operations for the years or periods ended March 31, 2005, 2004 and 2003

Statements of Changes in Partners’ Capital for the years or periods ended March 31, 2005, 2004 and 2003

Statements of Cash Flows for the years or periods ended March 31, 2005, 2004, and 2003

Notes to Financial Statements, March 31, 2005, 2004 and 2003

Schedule III - Real Estate and Accumulated Depreciation Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1                                                                        Reports on Form 8-K

On March 31, 2004, the registrant filed a report on 8-K dated October 1, 2003 reporting under Items 5 and 7 the registrant’s investment in New Shinnston I Limited Partnership

On March 31, 2004, the registrant filed a report on 8-K dated October 1, 2003 reporting under Items 5 and 7 the registrant’s investment in Lyceum Housing Limited Partnership

On April 26, 2004, the registrant filed a report on 8-K dated May 1, 2002 reporting under Items 5 and 7 the registrant’s investment in Gilbert Apartments Limited, a Limited Partnership

On April 26, 2004, the registrant filed a report on 8-K dated June 1, 2002 reporting under Items 5 and 7 the registrant’s investment in HS Housing Limited Partnership

On April 26, 2004, the registrant filed a report on 8-K dated July 1, 2002 reporting under Items 5 and 7 the registrant’s investment in CT Housing Limited Partnership

On April 26, 2004, the registrant filed a report on 8-K dated July 1, 2002 reporting under Items 5 and 7 the registrant’s investment in SM Housing Limited Partnership

On April 26, 2004, the registrant filed a report on 8-K dated November 1, 2002 reporting under Items 5 and 7 the registrant’s investment in North Fort Aspen Plus Limited Partnership

On April 26, 2004, the registrant filed a report on 8-K dated July 1, 2003 reporting under Items 5 and 7 the registrant’s investment in Strawberry Lake Limited Partnership

On April 28, 2004, the registrant filed a report on 8-K dated February 1, 1997 reporting under Items 5 and 7 the registrant’s investment in Byam Village of Massachusetts LLC, Limited Partnership

On April 28, 2004, the registrant filed a report on 8-K dated November 30, 1999 reporting under Items 5 and 7 the registrant’s investment in Kiehl Partners, Limited Partnership

On April 29, 2004, the registrant filed a report on 8-K dated April 1, 1999 reporting under Items 5 and 7 the registrant’s investment in Trinity Life Gardens Limited Partnership

On May 3, 2004, the registrant filed a report on 8-K dated October 10, 1998 reporting under Items 5 and 7 the registrant’s investment in Athens Partners Limited Partnership

On June 1, 2004, the registrant filed a report on 8-K dated April 27, 2000 reporting under Items 5 and 7 the registrant’s investment in San Diego/Fox Hollow Limited Partnership

On August 2, 2004, the registrant filed a report on 8-K dated June 1, 2004 reporting under Items 5 and 7 the registrant’s investment in Elma Gardens of Grays Harbor Limited Partnership

On August 2, 2004, the registrant filed a report on 8-K dated June 11, 2004 reporting under Items 5 and 7 the registrant’s investment in Kimberly Danbury Limited Partnership

On August 2, 2004, the registrant filed a report on 8-K dated June 23, 2004 reporting under Items 5 and 7 the registrant’s investment in Countrybrook Champaign Limited Partnership

On August 2, 2004, the registrant filed a report on 8-K dated July 1, 2004 reporting under Items 5 and 7 the registrant’s investment in Marion Apartments-Osceola Limited Partnership

On August 3, 2004 the registrant filed a report on 8-K dated December 1, 2003 reporting under Items 5 and 7 the registrant’s investment in Rosehill Place of Topeka LLC

On August 4, 2004, the registrant filed a report on 8-K dated February 1, 2004 reporting under Items 5 and 7 the registrant’s investment in Carrollton II Housing LTD Limited Partnership

On August 4, 2004 the registrant filed a report on 8-K dated June 1, 2004 reporting under Items 5 and 7 the registrant’s investment in Tanglewood Village, Limited Partnership

(c) 1                                                                         Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Exhibit No. 13 - Financial Statements.

a.                                       Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein. - (UNAUDITED)

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

i.                                          Agreement of Limited Partnership of 352 Lenox Associates, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

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

r.                                         Agreement of Limited Partnership of East Park Apartments II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

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

u.                                      Agreement of Limited Partnership of Los Lunas Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

v.                                      Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

w.                                    Agreement of Limited Partnership of Northfield Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

x.                                        Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

y.                                      Agreement of Limited Partnership of Osborne Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

z.                                        Agreement of Limited Partnership of Overton Associates Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

aa.                                 Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ab.                                Agreement of Limited Partnership of Osborne Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

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

ae.                                 Agreement of Limited Partnership of West Point Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

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

ax.                                  Agreement of Limited Partnership of Country Edge Apartments I Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 24, 1998.)

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

dc.                                Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dd.                               Agreement of Limited Partnership of COGIC Village LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

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

ee.                                 Agreement of Limited Partnership of Lyceum Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ef.                                   Agreement of Limited Partnership of New Shinnston I LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

eg.                                Agreement of Limited Partnership of Lyceum Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2004.)

eh.                                Agreement of Limited Partnership of New Shinniston I Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2004.)

ei.                                    Agreement of Limited Partnership of Gilbert Apartments Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

ej.                                    Agreement of Limited Partnership of HS Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.

ek.                                 Agreement of Limited Partnership of SM Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

el.                                    Agreement of Limited Partnership of CT Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

em.                              Agreement of Limited Partnership of North Fort Aspen Plus Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

en.                                Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

eo.                                Agreement of Limited Partnership of Byam Village Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 28, 2004.)

ep.                                Agreement of Limited Partnership of Kiehl Partners Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 28, 2004.)

eq.                                Agreement of Limited Partnership of Trinity Life Gardens Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 29, 2004.)

er.                                   Agreement of Limited Partnership of Athens Partners, LP Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on May 3, 2004.)

es.                                 Agreement of Limited Partnership of San Diego/Fox Hollow Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on June 1, 2004.)

et.                                   Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

eu.                                Agreement of Limited Partnership of Kimberly Danbury Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

ev.                                Agreement of Limited Partnership of Countrybrook Champaign Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

ew.                              Agreement of Limited Partnership of Marion Apartments-Osceola Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

ex.                                  Agreement of Limited Partnership of Rosehill Place of Topeka, LLC Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 3, 2004.)

ey.                                Agreement of Limited Partnership of Carrollton II Housing, LTD Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 4, 2004.)

ez.                                  Agreement of Limited Partnership of Tanglewood Village Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 4, 2004.)

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

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: July 14, 2005		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M
	John P. Manning	Management, Inc.; Director, President (Principal Executive Officer)
BCTC IV Assignor Corp.

July 14, 2005	/s/ Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Accounting
	Marc N. Teal	and Financial Officer) C&M Management Inc.; Sr. Vice President,
Chief Financial Officer (Principal Accounting and Financial Officer)
BCTC IV Assignor Corp.