Form 10-Q
period 2005-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2005-08-22
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2005

                                             or

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

Yes	X	No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-58
Statements of Changes in Partners' Capital	59-73
Statements of Cash Flows	74-129
Notes to Financial Statements	130-163

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	164-223

Item 3. Quantitative and Qualitative Disclosure About Market Risk	225

Item 4. Evaluation of Disclosure and Procedures	225

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	226

Signatures	227

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$368,398,308	$371,348,184

OTHER ASSETS

Cash and cash equivalents	17,574,037	18,346,447
Investments	12,145,986	16,022,675
Notes receivable	5,136,918	4,919,220
Acquisition costs	34,927,189	35,278,068
Other assets	12,156,914	10,038,491
	$450,339,352	$455,953,085

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 38,479	$ 38,479
Accounts payable affiliates	27,885,353	26,220,340
Capital contributions payable	20,058,832	19,635,047
Line of credit	-	-
	47,982,664	45,893,866

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding, as of June 30, 2005	405,628,154	413,253,659
General Partner	(3,144,347)	(3,067,321)
Unrealized gain (loss) on securities
available for sale, net	(127,119)	(127,119)
	402,356,688	410,059,219
	$450,339,352	$455,953,085

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,908,249	$ 3,992,146

OTHER ASSETS
Cash and cash equivalents	1,633,894	2,435,923
Investments	1,177,332	-
Notes receivable	-	-
Acquisition costs	75,909	76,802
Other assets	1,767,013	1,742,519
	$ 8,562,397	$ 8,247,390

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,870,228	2,808,344
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,258,254	3,196,370

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of June 30, 2005	5,581,667	5,331,075
General Partner	(277,524)	(280,055)
Unrealized gain (loss) on securities
available for sale, net	-	-
	5,304,143	5,051,020
	$ 8,562,397	$ 8,247,390

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 731,224	$ 796,088

OTHER ASSETS
Cash and cash equivalents	93,546	100,468
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs	41,520	42,008
Other assets	280,232	280,232
	$ 1,604,161	$ 1,676,435

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,110,170	1,053,710
Capital contributions payable	457,642	457,642
Line of credit	-	-
	1,567,812	1,511,352

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of June 30, 2005	197,937	325,384
General Partner	(161,588)	(160,301)
Unrealized gain (loss) on securities
available for sale, net	-	-
	36,349	165,083
	$ 1,604,161	$ 1,676,435

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,511,565	$ 3,776,184

OTHER ASSETS
Cash and cash equivalents	287,856	272,446
Investments	-	-
Notes receivable	450,981	450,981
Acquisition costs	130,470	132,005
Other assets	167,344	167,344
	$ 4,548,216	$ 4,798,960

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,162,754	2,099,106
Capital contributions payable	477,996	477,996
Line of credit	-	-
	2,640,750	2,577,102

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of June 30, 2005	2,107,472	2,418,720
General Partner	(200,006)	(196,862)
Unrealized gain (loss) on securities
available for sale, net	-	-
	1,907,466	2,221,858
	$ 4,548,216	$ 4,798,960

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,345,312	$ 8,808,920

OTHER ASSETS
Cash and cash equivalents	124,861	126,832
Investments	-	-
Notes receivable	-	-
Acquisition costs	194,027	196,311
Other assets	269,371	269,371
	$ 8,933,571	$ 9,401,434

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,614,808	1,554,741
Capital contributions payable	117,796	117,796
Line of credit	-	-
	1,732,604	1,672,537

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, June 30, 2005	7,413,803	7,936,454
General Partner	(212,836)	(207,557)
Unrealized gain (loss) on securities
available for sale, net	-	-
	7,200,967	7,728,897
	$ 8,933,571	$ 9,401,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 5,581,626	$ 5,663,873

0THER ASSETS
Cash and cash equivalents	225,828	220,367
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs	216,847	219,398
Other assets	857,394	857,394
	$ 7,037,173	$ 7,116,510

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 678	$ 678
Accounts payable affiliates	1,655,304	1,598,844
Capital contributions payable	368,239	368,239
Line of credit	-	-
	2,024,221	1,967,761

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of June 30, 2005	5,148,121	5,282,560
General Partner	(135,169)	(133,811)
Unrealized gain (loss) on securities
available for sale, net	-	-
	5,012,952	5,148,749
	$ 7,037,173	$ 7,116,510

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,510,769	$11,624,522

OTHER ASSETS
Cash and cash equivalents	372,705	378,135
Investments	-	-
Notes receivable	-	-
Acquisition costs	217,775	220,337
Other assets	746,785	746,785
	$12,848,034	$12,969,779

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 978
Accounts payable affiliates	1,476,902	1,408,733
Capital contributions payable	768,198	768,198
Line of credit	-	-
	2,246,078	2,177,909

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of June 30, 2005	10,753,381	10,941,396
General Partner	(151,425)	(149,526)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,601,956	10,791,870
	$12,848,034	$12,969,779

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,797,602	$17,047,575

OTHER ASSETS
Cash and cash equivalents	403,678	353,640
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs	384,563	388,789
Other assets	1,564,626	1,564,626
	$19,286,291	$19,490,452

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	2,534,250	2,425,561
Capital contributions payable	1,443,838	1,443,838
Line of credit	-	-
	3,978,178	3,869,489

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of June 30, 2005	15,495,284	15,805,006
General Partner	(187,171)	(184,043)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,308,113	15,620,963
	$19,286,291	$19,490,452

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,784,886	$12,001,035

OTHER ASSETS
Cash and cash equivalents	147,585	127,380
Investments	-	-
Notes receivable	-	-
Acquisition costs	317,618	321,355
Other assets	172,425	172,425
	$12,422,514	$12,622,195

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,749,320	1,670,518
Capital contributions payable	39,749	39,749
Line of credit	-	-
	1,789,069	1,710,267

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of June 30, 2005	10,733,558	11,009,256
General Partner	(100,113)	(97,328)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,633,445	10,911,928
	$12,422,514	$12,622,195

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,896,382	$19,465,921

OTHER ASSETS
Cash and cash equivalents	635,769	428,256
Investments	-	-
Notes receivable	350,913	350,913
Acquisition costs	70,137	70,962
Other assets	2,595	2,595
	$19,955,796	$20,318,647

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	83,529	-
Capital contributions payable	40,968	40,968
Line of credit	-	-
	124,497	40,968

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of June 30, 2005	19,976,734	20,418,650
General Partner	(145,435)	(140,971)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,831,299	20,277,679
	$19,955,796	$20,318,647

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,506,016	$13,896,918

OTHER ASSETS
Cash and cash equivalents	235,141	253,902
Investments	179,225	161,615
Notes receivable	20,935	20,935
Acquisition costs	70,314	71,142
Other assets	1,470	782
	$14,013,101	$14,405,294

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,133,251	1,048,756
Capital contributions payable	66,718	66,718
Line of credit	-	-
	1,199,969	1,115,474

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of June 30, 2005	13,024,210	13,496,131
General Partner	(210,510)	(205,743)
Unrealized gain (loss) on securities
available for sale, net	(568)	(568)
	12,813,132	13,289,820
	$14,013,101	$14,405,294

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,170,033	$12,475,745

OTHER ASSETS
Cash and cash equivalents	307,705	300,371
Investments	-	-
Notes receivable	51,842	51,842
Acquisition costs	451,276	456,585
Other assets	39,235	39,235
	$13,020,091	$13,323,778

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	460,557	405,327
Capital contributions payable	128,167	128,167
Line of credit	-	-
	588,724	533,494

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of June 30, 2005	12,534,110	12,889,438
General Partner	(102,743)	(99,154)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,431,367	12,790,284
	$13,020,091	$13,323,778

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,005,378	$17,484,487

OTHER ASSETS
Cash and cash equivalents	137,853	134,942
Investments	-	-
Notes receivable	641,362	641,362
Acquisition costs	-	-
Other assets	134,136	134,136
	$17,918,729	$18,394,927

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	364,320	264,960
Capital contributions payable	682,058	682,058
Line of credit	-	-
	1,046,378	947,018

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of June 30, 2005	17,082,887	17,652,689
General Partner	(210,536)	(204,780)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,872,351	17,447,909
	$17,918,729	$18,394,927

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,478,144	$22,840,635

OTHER ASSETS
Cash and cash equivalents	441,073	439,407
Investments	-	-
Notes receivable	129,908	129,908
Acquisition costs	646,070	653,670
Other assets	348,301	348,301
	$24,043,496	$24,411,921

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,093,547	1,010,661
Capital contributions payable	520,571	520,571
Line of credit	-	-
	1,614,118	1,531,232

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of June 30, 2005	22,611,445	23,058,243
General Partner	(182,067)	(177,554)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,429,378	22,880,689
	$24,043,496	$24,411,921

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,884,830	$14,070,311

OTHER ASSETS
Cash and cash equivalents	197,017	191,000
Investments	-	-
Notes receivable	50,700	58,877
Acquisition costs	579,694	586,513
Other assets	133,131	133,131
	$14,845,372	$15,039,832

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	684,821	641,330
Capital contributions payable	202,285	202,285
Line of credit	-	-
	887,106	843,615

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of June 30, 2005	14,044,463	14,280,034
General Partner	(86,197)	(83,817)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,958,266	14,196,217
	$14,845,372	$15,039,832

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,762,837	$16,244,390

OTHER ASSETS
Cash and cash equivalents	195,818	198,385
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs	921,278	932,117
Other assets	11,473	11,473
	$16,894,953	$17,389,912

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,256,687	1,183,388
Capital contributions payable	48,744	48,744
Line of credit	-	-
	1,305,431	1,232,132

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of June 30, 2005	15,734,018	16,296,593
General Partner	(144,496)	(138,813)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,589,522	16,157,780
	$16,894,953	$17,389,912

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,351,871	$16,542,608

OTHER ASSETS
Cash and cash equivalents	646,579	636,348
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,610,804	2,641,520
Other assets	124,353	124,353
	$20,056,391	$20,267,613

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	565,632	508,542
Capital contributions payable	603,740	603,740
Line of credit	-	-
	1,169,372	1,112,282

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of June 30, 2005	18,980,173	19,245,802
General Partner	(93,154)	(90,471)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,887,019	19,155,331
	$20,056,391	$20,267,613

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,267,336	$10,398,042

OTHER ASSETS
Cash and cash equivalents	89,149	76,718
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	1,792,657	1,813,747
Other assets	338,277	338,277
	$12,810,203	$12,949,568

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	850,209	809,640
Capital contributions payable	657,998	657,998
Line of credit	-	-
	1,508,207	1,467,638

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of June 30, 2005	11,367,639	11,545,774
General Partner	(65,643)	(63,844)
Unrealized gain (loss) on securities
available for sale, net	-	-
	11,301,996	11,481,930
	$12,810,203	$12,949,568

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,717,510	$13,869,029

OTHER ASSETS
Cash and cash equivalents	418,989	390,428
Investments	-	-
Notes receivable	105,540	122,562
Acquisition costs	2,002,382	2,024,879
Other assets	98,160	98,160
	$16,342,581	$16,505,058

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	719,587	668,371
Capital contributions payable	155,363	155,363
Line of credit	-	-
	874,950	823,734

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of June 30, 2005	15,528,518	15,740,074
General Partner	(60,887)	(58,750)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,467,631	15,681,324
	$16,342,581	$16,505,058

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,152,984	$14,277,836

OTHER ASSETS
Cash and cash equivalents	201,330	200,256
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,277,650	2,301,626
Other assets	4,875	4,875
	$16,636,839	$16,784,593

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	636,662	595,053
Capital contributions payable	-	-
Line of credit	-	-
	636,662	595,053

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, June 30, 2005	16,058,460	16,245,929
General Partner	(58,283)	(56,389)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,000,177	16,189,540
	$16,636,839	$16,784,593

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,249,321	$12,453,172

OTHER ASSETS
Cash and cash equivalents	201,528	198,542
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,106,781	2,128,726
Other assets	184,159	184,159
	$14,741,789	$14,964,599

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	681,268	646,653
Capital contributions payable	-	-
Line of credit	-	-
	$ 681,268	646,653

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of June 30, 2005	14,116,357	14,371,208
General Partner	(55,836)	(53,262)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,060,521	14,317,946
	$14,741,789	$14,964,599

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,846,195	$16,062,040

OTHER ASSETS
Cash and cash equivalents	77,772	30,695
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,564,543	2,590,141
Other assets	325,418	325,418
	$18,813,928	$19,008,294

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 36,733	$ 36,733
Accounts payable affiliates	1,017,662	967,209
Capital contributions payable	152,424	152,424
Line of credit	-	-
	1,206,819	1,156,366

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of June 30, 2005	17,655,980	17,898,351
General Partner	(48,871)	(46,423)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,607,109	17,851,928
	$18,813,928	$19,008,294

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,663,934	$13,954,936

OTHER ASSETS
Cash and cash equivalents	192,688	178,767
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,801,650	2,830,533
Other assets	627,489	627,489
	$17,285,761	$17,591,725

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,029,873	960,276
Capital contributions payable	480,554	480,554
Line of credit	-	-
	1,510,427	1,440,830

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of June 30, 2005	15,868,141	16,239,946
General Partner	(92,807)	(89,051)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,775,334	16,150,895
	$17,285,761	$17,591,725

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,234,302	$16,412,718

OTHER ASSETS
Cash and cash equivalents	971,851	943,069
Investments	-	-
Notes receivable	591,011	591,011
Acquisition costs	2,857,857	2,886,153
Other assets	290,765	290,765
	$20,945,786	$21,123,716

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	836,934	775,603
Capital contributions payable	680,975	680,975
Line of credit	-	-
	1,517,909	1,456,578

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of June 30, 2005	19,469,830	19,706,698
General Partner	(41,953)	(39,560)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,427,877	19,667,138
	$20,945,786	$21,123,716

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,426,894	$21,850,521

OTHER ASSETS
Cash and cash equivalents	357,451	332,509
Investments	377,512	382,839
Notes receivable	1,102,775	1,102,775
Acquisition costs	3,681,916	3,718,356
Other assets	191,314	192,557
	$27,137,862	$27,579,557

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	779,305	703,358
Capital contributions payable	766,427	822,429
Line of credit	-	-
	1,545,732	1,525,787

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding, as of June 30, 2005	25,656,489	26,113,513
General Partner	(61,252)	(56,636)
Unrealized gain (loss) on securities
available for sale, net	(3,107)	(3,107)
	25,592,130	26,053,770
	$27,137,862	$27,579,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,266,650	$13,310,274

OTHER ASSETS
Cash and cash equivalents	1,336,637	1,764,709
Investments	4,655,461	4,551,671
Notes receivable	-	-
Acquisition costs	2,632,983	2,658,301
Other assets	2,202	5,465
	$21,893,933	$22,290,420

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	380,904	328,018
Capital contributions payable	1,011,018	1,207,614
Line of credit	-	-
	1,391,922	1,535,632

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding, as of June 30, 2005	20,559,777	20,810,026
General Partner	(28,243)	(25,715)
Unrealized gain (loss) on securities
Available for sale, net	(29,523)	(29,523)
	20,502,011	20,754,788
	$21,893,933	$22,290,420

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$28,596,791	$25,212,481

OTHER ASSETS
Cash and cash equivalents	2,001,051	2,145,548
Investments	2,791,682	6,744,288
Notes receivable	242,897	-
Acquisition costs	2,967,048	2,994,869
Other assets	3,466,956	1,362,092
	$40,066,425	$38,459,278

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	7,163,299	5,381,087
Line of credit	-	-
	7,163,299	5,381,087

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding, as of June 30, 2005	32,977,229	33,150,543
General Partner	(20,342)	(18,591)
Unrealized gain (loss) on securities
available for sale, net	(53,761)	(53,761)
	32,903,126	33,078,191
	$40,066,425	$38,459,278

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,749,667	$16,815,777

OTHER ASSETS
Cash and cash equivalents	5,638,683	5,487,404
Investments	2,964,774	4,182,262
Notes receivable		-
Acquisition costs	2,313,420	2,321,223
Other assets	7,415	14,532
	$27,673,959	$28,821,198

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	136,869	83,638
Capital contributions payable	2,636,039	3,741,868
Line of credit	-	-
	2,772,908	3,825,506

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding, as of June 30, 2005	24,950,471	25,044,166
General Partner	(9,260)	(8,314)
Unrealized gain (loss) on securities
available for sale, net	(40,160)	(40,160)
	24,901,051	24,995,692
	$27,673,959	$28,821,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 133,068	$ 245,433
Other income	6,174	300
	139,242	245,733

Share of loss from Operating Partnerships (Note D)	(5,762,412) *	(6,411,458)

Expenses
Professional fees	55,719	162,266
Fund management fee (Note C)	1,499,852	1,391,131
Organization costs	-	-
Amortization	400,469	367,013
General and administrative expenses	123,321	203,042
	2,079,361	2,123,452

NET INCOME (LOSS)	$(7,702,531)	$(8,289,177)

Net income (loss) allocated to limited partners	$(7,625,505)	$(8,206,287)

Net income (loss) allocated to general partner	$ (77,026)	$ (82,890)

Net income (loss) per BAC	$ (.09)	$ (2.72)

* Includes the gain on the sale of one operating limited partnership of $401,525 for Series 20.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2005		2004

Income
Interest income	$ 6,178		$ 2,008
Other income	-		-
	6,178		2,008

Share of income (loss) from Operating Partnerships(Note D)	327,286	*	(207,472)

Expenses
Professional fees	1,387		5,897
Fund management fee (Note C)	73,159		72,346
Organization costs	-		-
Amortization	893		893
General and administrative expenses	4,902		3,306
	80,341		82,442

NET INCOME (LOSS)	$ 253,123		$ (287,906)

Net income (loss) allocated to limited partners	$ 250,592		$ (285,027)

Net income (loss) allocated to general partner	$ 2,531		$ (2,879)

Net income (loss) per BAC	$ .06		$ (.07)

* Includes the gain on the sale of one operating limited partnership of $401,525 for Series 20.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2005	2004

Income
Interest income	$ 96	$ 135
Other income	-	-
	96	135

Share of loss from Operating Partnerships(Note D)	(64,864)	(143,731)

Expenses
Professional fees	8,808	3,165
Fund management fee (Note C)	52,922	41,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	1,748	1,699
	63,966	46,812

NET INCOME (LOSS)	$ (128,734)	$ (190,408)

Net income (loss) allocated to limited partners	$ (127,447)	$ (188,504)

Net income (loss) allocated to general partner	$ (1,287)	$ (1,904)

Net income (loss) per BAC	$ (.07)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2005	2004

Income
Interest income	$ 273	$ 291
Other income	5,683	-
	5,956	291

Share of loss from Operating Partnerships(Note D)	(262,649)	(363,854)

Expenses
Professional fees	412	5,021
Fund management fee (Note C)	53,534	54,933
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	2,218	2,300
	57,699	63,789

NET INCOME (LOSS)	$ (314,392)	$ (427,352)

Net income (loss) allocated to limited partners	$ (311,248)	$ (423,078)

Net income (loss) allocated to general partner	$ (3,144)	$ (4,274)

Net income (loss) per BAC	$ (.12)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2005	2004

Income
Interest income	$ 124	$ 137
Other income	-	-
	124	137

Share of loss from Operating Partnerships(Note D)	(463,609)	(296,629)

Expenses
Professional fees	669	4,498
Fund management fee (Note C)	58,817	43,317
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	2,676	2,919
	64,445	53,017

NET INCOME (LOSS)	$ (527,930)	$ (349,509)

Net income (loss) allocated to limited partners	$ (522,651)	$ (346,014)

Net income (loss) allocated to general partner	$ (5,279)	$ (3,495)

Net income (loss) per BAC	$ (.16)	$ (.10)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2005	2004

Income
Interest income	$ 220	$ 216
Other income	385	-
	605	216

Share of loss from Operating Partnerships(Note D)	(81,023)	(214,164)

Expenses
Professional fees	500	4,574
Fund management fee (Note C)	50,454	43,261
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	1,874	1,924
	55,379	52,310

NET INCOME (LOSS)	$ (527,930)	$ (266,258)

Net income (loss) allocated to limited partners	$ (522,651)	$ (263,595)

Net income (loss) allocated to general partner	$ (5,279)	$ (2,663)

Net income (loss) per BAC	$ (.06)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2005	2004

Income
Interest income	$ 372	$ 454
Other income	-	-
	372	454

Share of loss from Operating Partnerships(Note D)	(112,495)	(217,646)

Expenses
Professional fees	9,435	5,937
Fund management fee (Note C)	62,195	28,552
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	2,356	2,519
	77,791	40,813

NET INCOME (LOSS)	$ (189,914)	$ (258,005)

Net income (loss) allocated to limited partners	$ (188,015)	$ (255,425)

Net income (loss) allocated to general partner	$ (1,899)	$ (2,580)

Net income (loss) per BAC	$ (.06)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2005	2004

Income
Interest income	$ 357	$ 381
Other income	106	-
	463	381

Share of loss from Operating Partnerships(Note D)	(213,667)	(322,017)

Expenses
Professional fees	1,136	8,030
Fund management fee (Note C)	91,342	89,640
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	2,942	3,284
	99,646	105,180

NET INCOME (LOSS)	$ (312,850)	$ (426,816)

Net income (loss) allocated to limited partners	$ (309,722)	$ (422,548)

Net income (loss) allocated to general partner	$ (3,128)	$ (4,268)

Net income (loss) per BAC	$ (.08)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2005	2004

Income
Interest income	$ 129	$ 165
Other income	-	-
	129	165

Share of loss from Operating Partnerships(Note D)	(208,798)	(168,437)

Expenses
Professional fees	516	3,584
Fund management fee (Note C)	63,452	76,422
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	1,932	1,879
	69,814	85,799

NET INCOME (LOSS)	$ (278,483)	$ (254,071)

Net income (loss) allocated to limited partners	$ (275,698)	$ (251,530)

Net income (loss) allocated to general partner	$ (2,785)	$ (2,541)

Net income (loss) per BAC	$ (.11)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2005	2004

Income
Interest income	$ 450	$ 426
Other income	-	-
	450	426

Share of loss from Operating Partnerships(Note D)	(399,545)	(338,620)

Expenses
Professional fees	1,137	5,679
Fund management fee (Note C)	42,666	27,389
Organization costs	-	-
Amortization	825	825
General and administrative expenses	2,657	3,157
	47,285	37,050

NET INCOME (LOSS)	$ (446,380)	$ (375,244)

Net income (loss) allocated to limited partners	$ (441,916)	$ (371,492)

Net income (loss) allocated to general partner	$ (4,464)	$ (3,752)

Net income (loss) per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2005	2004

Income
Interest income	$ 1,401	$ 2,009
Other income	-	-
	1,401	2,009

Share of loss from Operating Partnerships(Note D)	(390,902)	(325,168)

Expenses
Professional fees	810	4,669
Fund management fee (Note C)	81,976	69,442
Organization costs	-	-
Amortization	828	828
General and administrative expenses	3,573	4,930
	87,187	79,869

NET INCOME (LOSS)	$ (476,888)	$ (403,028)

Net income (loss) allocated to limited partners	$ (471,921)	$ (398,998)

Net income (loss) allocated to general partner	$ (4,767)	$ (4,030)

Net income (loss) per BAC	$ (.12)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2005	2004

Income
Interest income	$ 292	$ 126
Other income	-	-
	292	126

Share of loss from Operating Partnerships(Note D)	(292,842)	(300,383)

Expenses
Professional fees	9,256	14,125
Fund management fee (Note C)	49,892	41,290
Organization costs	-	-
Amortization	5,309	5,309
General and administrative expenses	1,910	1,917
	66,367	62,641

NET INCOME (LOSS)	$ (358,917)	$ (362,898)

Net income (loss) allocated to limited partners	$ (355,328)	$ (359,269)

Net income (loss) allocated to general partner	$ (3,589)	$ (3,629)

Net income (loss) per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2005	2004

Income
Interest income	$ 132	$ 408
Other income	-	-
	132	408

Share of loss from Operating Partnerships(Note D)	(479,054)	(277,958)

Expenses
Professional fees	509	4,774
Fund management fee (Note C)	93,451	92,408
Organization costs	-	-
Amortization	-	-
General and administrative expenses	2,676	3,034
	96,636	100,216

NET INCOME (LOSS)	$ (575,558)	$ (377,766)

Net income (loss) allocated to limited partners	$ (569,802)	$ (373,988)

Net income (loss) allocated to general partner	$ (5,756)	$ (3,778)

Net income (loss) per BAC	$ (.13)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2005	2004

Income
Interest income	$ 428	$ 320
Other income	-	-
	428	320

Share of loss from Operating Partnerships(Note D)	(362,491)	(350,780)

Expenses
Professional fees	851	4,669
Fund management fee (Note C)	77,885	66,613
Organization costs	-	-
Amortization	7,600	9,181
General and administrative expenses	2,912	3,423
	89,248	83,886

NET INCOME (LOSS)	$ (451,311)	$ (434,346)

Net income (loss) allocated to limited partners	$ (446,798)	$ (430,003)

Net income (loss) allocated to general partner	$ (4,513)	$ (4,343)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2005	2004

Income
Interest income	$ 191	$ 193
Other income	-	-
	191	193

Share of loss from Operating Partnerships(Note D)	(185,481)	(188,841)

Expenses
Professional fees	524	2,841
Fund management fee (Note C)	43,491	37,402
Organization costs	-	-
Amortization	6,819	6,819
General and administrative expenses	1,827	2,102
	52,661	49,164

NET INCOME (LOSS)	$ (237,951)	$ (237,812)

Net income (loss) allocated to limited partners	$ (235,571)	$ (235,434)

Net income (loss) allocated to general Partner	$ (2,380)	$ (2,378)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2005	2004

Income
Interest income	$ 196	$ 250
Other income	-	-
	196	250

Share of loss from Operating Partnerships(Note D)	(481,408)	(404,365)

Expenses
Professional fees	463	4,445
Fund management fee (Note C)	73,298	60,008
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	2,301	2,386
	87,046	77,823

NET INCOME (LOSS)	$ (568,258)	$ (481,938)

Net income (loss) allocated to limited partners	$ (562,575)	$ (477,119)

Net income (loss) allocated to general partner	$ (5,683)	$ (4,819)

Net income (loss) per BAC	$ (.16)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2005	2004

Income
Interest income	$ 612	$ 522
Other income	-	-
	612	522

Share of loss from Operating Partnerships(Note D)	(189,144)	(160,139)

Expenses
Professional fees	451	2,794
Fund management fee (Note C)	44,795	38,290
Organization costs	-	-
Amortization	32,309	32,309
General and administrative expenses	2,225	2,330
	79,780	75,723

NET INCOME (LOSS)	$ (268,312)	$ (235,340)

Net income (loss) allocated to limited partners	$ (265,629)	$ (232,987)

Net income (loss) allocated to general partner	$ (2,683)	$ (2,353)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2005	2004

Income
Interest income	$ 76	$ 84
Other income	-	150
	76	234

Share of loss from Operating Partnerships(Note D)	(127,187)	(167,622)

Expenses
Professional fees	604	3,137
Fund management fee (Note C)	28,531	32,505
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	1,572	1,591
	52,823	59,349

NET INCOME (LOSS)	$ (179,934)	$ (226,737)

Net income (loss) allocated to limited partners	$ (178,135)	$ (224,470)

Net income (loss) allocated to general partner	$ (1,799)	$ (2,267)

Net income (loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2005	2004

Income
Interest income	$ 391	$ 180
Other income	-	-
	391	180

Share of loss from Operating Partnerships(Note D)	(147,815)	(111,475)

Expenses
Professional fees	410	5,052
Fund management fee (Note C)	40,698	48,717
Organization costs	-	-
Amortization	23,706	23,706
General and administrative expenses	1,455	1,509
	66,269	78,984

NET INCOME (LOSS)	$ (213,693)	$ (190,279)

Net income (loss) allocated to limited partners	$ (211,556)	$ (188,376)

Net income (loss) allocated to general partner	$ (2,137)	$ (1,903)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2005	2004

Income
Interest income	$ 196	$ 143
Other income	-	-
	196	143

Share of loss from Operating Partnerships(Note D)	(123,895)	(216,168)

Expenses
Professional fees	627	3,137
Fund management fee (Note C)	38,525	30,901
Organization costs	-	-
Amortization	24,729	24,729
General and administrative expenses	1,783	1,805
	65,664	60,572

NET INCOME (LOSS)	$ (189,363)	$ (276,597)

Net income (loss) allocated to limited partners	$ (187,469)	$ (273,831)

Net income (loss) allocated to general partner	$ (1,894)	$ (2,766)

Net income (loss) per BAC	$ (.07)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2005	2004

Income
Interest income	$ 195	$ 146
Other income	-	-
	195	146

Share of loss from Operating Partnerships(Note D)	(203,215)	(221,726)

Expenses
Professional fees	614	3,013
Fund management fee (Note C)	29,829	34,200
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	1,381	1,497
	54,405	61,291

NET INCOME (LOSS)	$ (257,425)	$ (282,871)

Net income (loss) allocated to limited partners	$ (254,851)	$ (280,042)

Net income (loss) allocated to general partner	$ (2,574)	$ (2,829)

Net income (loss) per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2005	2004

Income
Interest income	$ 40	$ 34
Other income	-	-
	40	34

Share of loss from Operating Partnerships(Note D)	(185,733)	(253,612)

Expenses
Professional fees	741	10,893
Fund management fee (Note C)	28,162	44,602
Organization costs	-	-
Amortization	28,431	28,431
General and administrative expenses	1,792	1,893
	59,126	85,819

NET INCOME (LOSS)	$ (244,819)	$ (339,397)

Net income (loss) allocated to limited partners	$ (242,371)	$ (336,003)

Net income (loss) allocated to general partner	$ (2,448)	$ (3,394)

Net income (loss) per BAC	$ (.09)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2005	2004

Income
Interest income	$ 178	$ 330
Other income	-	150
	178	480

Share of loss from Operating Partnerships(Note D)	(286,404)	(710,176)

Expenses
Professional fees	646	4,697
Fund management fee (Note C)	53,268	57,572
Organization costs	-	-
Amortization	33,481	33,461
General and administrative expenses	1,940	2,224
	89,335	97,954

NET INCOME (LOSS)	$ (375,561)	$ (807,650)

Net income (loss) allocated to limited partners	$ (371,805)	$ (799,574)

Net income (loss) allocated to general partner	$ (3,756)	$ (8,076)

Net income (loss) per BAC	$ (.13)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2005	2004

Income
Interest income	$ 2,048	$ 2,472
Other income	-	-
	2,048	2,472

Share of loss from Operating Partnerships(Note D)	(169,670)	(142,326)

Expenses
Professional fees	638	4,524
Fund management fee (Note C)	39,548	44,893
Organization costs	-	-
Amortization	29,055	28,675
General and administrative expenses	2,398	3,003
	71,639	81,095

NET INCOME (LOSS)	$ (239,261)	$ (220,949)

Net income (loss) allocated to limited partners	$ (236,868)	$ (218,740)

Net income (loss) allocated to general partner	$ (2,393)	$ (2,209)

Net income (loss) per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2005	2004

Income
Interest income	$ 4,476	$ 15,293
Other income	-	-
	4,476	15,293

Share of loss from Operating Partnerships(Note D)	(359,645)	(139,262)

Expenses
Professional fees	1,307	8,751
Fund management fee (Note C)	58,601	71,276
Organization costs	-
Amortization	41,219	40,996
General and administrative expenses	5,344	16,394
	106,471	137,417

NET INCOME (LOSS)	$ (461,640)	$ (261,386)

Net income (loss) allocated to limited partners	$ (457,024)	$ (258,772)

Net income (loss) allocated to general partner	$ (4,616)	$ (2,614)

Net income (loss) per BAC	$ (.13)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2005	2004

Income
Interest income	$ 38,476	$ 67,255
Other income	-	-
	38,476	67,255

Share of loss from Operating Partnerships(Note D)	(180,837)	(101,350)

Expenses
Professional fees	6,354	6,521
Fund management fee (Note C)	49,523	52,887
Organization costs	-	-
Amortization	30,888	25,390
General and administrative expenses	23,651	31,192
	110,416	115,990

NET INCOME (LOSS)	$ (252,777)	$ (150,085)

Net income (loss) allocated to limited partners	$ (250,249)	$ (148,584)

Net income (loss) allocated to general partner	$ (2,528)	$ (1,501)

Net income (loss) per BAC	$ (.09)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2005	2004

Income
Interest income	$ 34,648	$ 92,852
Other income	-	-
	34,648	92,852

Share of loss from Operating Partnerships(Note D)	(73,987)	(50,640)

Expenses
Professional fees	3,974	17,276
Fund management fee (Note C)	75,207	60,913
Organization costs	-	-
Amortization	34,069	27,166
General and administrative expenses	22,476	62,066
	135,726	167,421

NET INCOME (LOSS)	$ (175,065)	$ (125,209)

Net income (loss) allocated to limited partners	$ (173,314)	$ (123,957)

Net income (loss) allocated to general partner	$ (1,751)	$ (1,252)

Net income (loss) per BAC	$ (.04)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2005	2004

Income
Interest income	$ 40,893	$ 58,603
Other income	-	-
	40,893	58,603

Share of loss from Operating Partnerships(Note D)	(43,338)	(16,897)

Expenses
Professional fees	2,940	10,563
Fund management fee (Note C)	44,631	29,892
Organization costs		-
Amortization	25,825	3,812
General and administrative expenses	18,800	36,759
	92,196	81,026

NET INCOME (LOSS)	$ (94,641)	$ (39,320)

Net income (loss) allocated to limited partners	$ (93,695)	$ (38,927)

Net income (loss) allocated to general partner	$ (946)	$ (393)

Net income (loss) per BAC	$ (.03)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2005	$ 413,253,659	$ (3,067,321)	$ (127,119)	$ 410,059,219

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(7,625,505)	(77,026)	-	(7,702,531)

Partners' capital (deficit), June 30, 2005	$ 405,628,154	$ (3,144,347)	$ (127,119)	$ 402,356,688

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2005	$ 5,331,075	$ (280,055)	$ -	$ 5,051,020

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	250,592	2,531	-	253,123

Partners' capital (deficit), June 30, 2005	$ 5,581,667	$ (277,524)	$ -	$ 5,304,143

Series 21
Partners' capital (deficit) April 1, 2005	$ 325,384	$ (160,301)	$	$ 165,083

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(127,447)	(1,287)	-	(128,734)

Partners' capital (deficit), June 30, 2005	$ 197,937	$ (161,588)	$ -	$ 36,349

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2005	$ 2,418,720	$ (196,862)	$ -	$ 2,221,858

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(311,248)	(3,144)	-	(314,392)

Partners' capital (deficit), June 30, 2005	$ 2,107,472	$ (200,006)	$ -	$ 1,907,466

Series 23
Partners' capital (deficit) April 1, 2005	$ 7,936,454	$ (207,557)	$ -	$ 7,728,897

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(522,651)	(5,279)	-	(527,930)

Partners' capital (deficit), June 30, 2005	$ 7,413,803	$ (212,836)	$ -	$ 7,200,967

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2005	$ 5,282,560	$ (133,811)	$ -	$ 5,148,749

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(134,439)	(1,358)	-	(135,797)

Partners' capital (deficit), June 30, 2005	$ 5,148,121	$ (135,169)	$ -	$ 5,012,952

Series 25
Partners' capital (deficit) April 1, 2005	$ 10,941,396	$ (149,526)	$ -	$ 10,791,870

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(188,015)	(1,899)	-	(189,914)

Partners' capital (deficit), June 30, 2005	$ 10,753,381	$ (151,425)	$ -	$ 10,601,956

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2005	$ 15,805,006	$ (184,043)	$ -	$ 15,620,963

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(309,722)	(3,128)	-	(312,850)

Partners' capital (deficit), June 30, 2005	$ 15,495,284	$ (187,171)	$ -	$ 15,308,113

Series 27
Partners' capital (deficit) April 1, 2005	$ 11,009,256	$ (97,328)	$ -	$ 10,911,928

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(275,698)	(2,785)	-	(278,483)

Partners' capital (deficit), June 30, 2005	$ 10,733,558	$ (100,113)	$ -	$ 10,633,445

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2005	$ 20,418,650	$ (140,971)	$ -	$ 20,277,679

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(441,916)	(4,464)	-	(446,380)

Partners' capital (deficit), June 30, 2005	$ 19,976,734	$ (145,435)	$ -	$ 19,831,299

Series 29
Partners' capital (deficit) April 1, 2005	$ 13,496,131	$ (205,743)	$ (568)	$ 13,289,820

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(471,921)	(4,767)	-	(476,688)

Partners' capital (deficit), June 30, 2005	$ 13,024,210	$ (210,510)	$ (568)	$ 12,813,132

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2005	$ 12,889,438	$ (99,154)	$ -	$ 12,790,284

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(355,328)	(3,589)	-	(358,917)

Partners' capital (deficit), June 30, 2005	$ 12,534,110	$ (102,743)	$ -	$ 12,431,367

Series 31
Partners' capital (deficit) April 1, 2005	$ 17,652,689	$ (204,780)	$ -	$ 17,447,909

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(569,802)	(5,756)	-	(575,558)

Partners' capital (deficit), June 30, 2005	$ 17,082,887	$ (210,536)	$ -	$ 16,872,351

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2005	$ 23,058,243	$ (177,554)	$ -	$ 22,880,689

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(446,798)	(4,513)	-	(451,311)

Partners' capital (deficit), June 30, 2005	$ 22,611,445	$ (182,067)	$ -	$ 22,429,378

Series 33
Partners' capital (deficit) April 1, 2005	$ 14,280,034	$ (83,817)	$ -	$ 14,196,217

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(235,571)	(2,380)	-	(237,951)

Partners' capital (deficit), June 30, 2005	$ 14,044,463	$ (86,197)	$ -	$ 13,958,266

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2005	$ 16,296,593	$ (138,813)	$ -	$ 16,157,780

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(562,575)	(5,683)	-	(568,258)

Partners' capital (deficit), June 30, 2005	$ 15,734,018	$ (144,496)	$ -	$ 15,589,522

Series 35
Partners' capital (deficit) April 1, 2005	$ 19,245,802	$ (90,471)	$ -	$ 19,155,331

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(265,629)	(2,683)	-	(268,312)

Partners' capital (deficit), June 30, 2005	$ 18,980,173	$ (93,154)	$ -	$ 18,887,019

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2005	$ 11,545,774	$ (63,844)	$ -	$ 11,481,930

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(178,135)	(1,799)	-	(179,934)

Partners' capital (deficit), June 30, 2005	$ 11,367,639	$ (65,643)	$ -	$ 11,301,996

Series 37
Partners' capital (deficit) April 1, 2005	$ 15,740,074	$ (58,750)	$ -	$ 15,681,324

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(211,556)	(2,137)	-	(213,693)

Partners' capital (deficit), June 30, 2005	$ 15,528,518	$ (60,887)	$ -	$ 15,467,631

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2005	$ 16,245,929	$ (56,389)	$ -	$ 16,189,540

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(187,469)	(1,894)	-	(189,363)

Partners' capital (deficit), June 30, 2005	$ 16,058,460	$ (58,283)	$ -	$ 16,000,177

Series 39
Partners' capital (deficit) April 1, 2005	$ 14,371,208	$ (53,262)	$ -	$ 14,317,946

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(254,851)	(2,574)	-	(257,425)

Partners' capital (deficit), June 30, 2005	$ 14,116,357	$ (55,836)	$ -	$ 14,060,521

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2005	$ 17,898,351	$ (46,423)	$ -	$ 17,851,928

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(242,371)	(2,448)	-	(244,819)

Partners' capital (deficit), June 30, 2005	$ 17,655,980	$ (48,871)	$ -	$ 17,607,109

Series 41
Partners' capital (deficit) April 1, 2005	$ 16,239,946	$ (89,051)	$ -	$ 16,150,895

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(371,805)	(3,756)	-	(375,561)

Partners' capital (deficit), June 30, 2005	$ 15,868,141	$ (92,807)	$ -	$ 15,775,334

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2005	$ 19,706,698	$ (39,560)	$ -	$ 19,667,138

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(236,868)	(2,393)	-	(239,261)

Partners' capital (deficit), June 30, 2005	$ 19,469,830	$ (41,953)	$ -	$ 19,427,877

Series 43
Partners' capital (deficit) April 1, 2005	$ 26,113,513	$ (56,636)	$ (3,107)	$ 26,053,770

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(457,024)	(4,616)	-	(461,640)

Partners' capital (deficit), June 30, 2005	$ 25,656,489	$ (61,252)	$ (3,107)	$ 25,592,130

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2005	$ 20,810,026	$ (25,715)	$ (29,523)	$ 20,754,788

Capital contributions	-	-	-	-

Selling commissions and registration costs		-	-

Net income (loss)	(250,249)	(2,528)	-	(252,777)

Partners' capital (deficit), June 30, 2005	$ 20,559,777	$ (28,243)	$ (29,523)	$ 20,502,011

Series 45
Partners' capital (deficit) April 1, 2005	$ 33,150,543	$ (18,591)	$ (53,761)	$ 33,078,191

Capital contributions		-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(173,314)	(1,751)	-	(175,065)

Partners' capital (deficit), June 30, 2005	$ 32,977,229	$ (20,342)	$ (53,761)	$ 32,903,126

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 46
Partners' capital (deficit) April 1, 2005	$ 25,044,166	$ (8,314)	$ (40,160)	$ 24,995,692

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(93,695)	(946)	-	(94,641)

Partners' capital (deficit), June 30, 2005	$ 24,950,471	$ (9,260)	$ (40,160)	$ 24,901,051

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (7,702,531)	$ (8,289,177)
Adjustments
Amortization	400,469	367,013
Distributions from Operating Partnerships	298,976	3,782,844
Share of Loss from Operating Partnerships	5,762,412	6,411,458
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(18,880)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(2,118,424)	(1,035,481)
(Decrease) Increase in accounts payable affiliates	1,665,012	(24,803)
Line of credit	-	-

Net cash (used in) provided by operating activities	(1,694,086)	1,192,974

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(14,920)	(140,012)
Capital contributions paid to Operating Partnerships	(3,123,919)	(4,353,456)
Proceeds from sale of operating limited partnerships:	401,525	-
Advances to Operating Partnerships	(217,698)	547,691
Investments	3,876,688	(578,941)

Net cash (used in) provided by investing activities	921,676	(4,524,718)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(2,888)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(2,888)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(772,410)	(3,334,632)

Cash and cash equivalents, beginning	18,346,447	33,051,933

Cash and cash equivalents, ending	$ 17,574,037	$ 29,717,301

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,603,869	$ 1,842,272

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 20

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ 253,123	$ (287,906)
Adjustments
Amortization	893	893
Distributions from Operating Partnerships	9,659	3,373,377
Share of (Income) Loss from Operating Partnerships	(327,286)	207,472
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(24,495)	-
(Decrease) Increase in accounts payable affiliates	61,884	(1,026,363)
Line of credit	-	-

Net cash (used in) provided by operating activities	(26,222)	2,267,473

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	401,525	-
Advances to Operating Partnerships	-	-
Investments	(1,177,332)	-

Net cash (used in) provided by investing activities	(775,807)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 20

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(802,029)	2,267,473

Cash and cash equivalents, beginning	2,435,923	252,117

Cash and cash equivalents, ending	$ 1,633,894	$ 2,519,590

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 21

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (128,734)	$ (190,408)
Adjustments
Amortization	488	488
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	64,864	143,731
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	56,460	31,461
Line of credit	-	-
Net cash (used in) provided by operating activities	(6,922)	(14,728)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 21

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,922)	(14,728)

Cash and cash equivalents, beginning	100,468	142,893

Cash and cash equivalents, ending	$ 93,546	$ 128,165

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 22

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (314,392)	$ (427,352)
Adjustments
Amortization	1,535	1,535
Distributions from Operating Partnerships	1,970	1,900
Share of Loss from Operating Partnerships	262,649	363,854
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	63,648	18,648
Line of credit	-	-

Net cash (used in) provided by operating activities	15,410	(41,415)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(1,500)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 22

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,410)	(42,915)

Cash and cash equivalents, beginning	272,446	320,139

Cash and cash equivalents, ending	$ 287,856	$ 277,224

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 23

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (527,930)	$ (349,509)
Adjustments
Amortization	2,283	2,283
Distributions from Operating Partnerships	-	1,900
Share of Loss from Operating Partnerships	463,609	296,629
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	60,067	60,067
Line of credit	-	-

Net cash (used in) provided by operating activities	(1,971)	11,370

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 23

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,971)	11,370

Cash and cash equivalents, beginning	126,832	140,695

Cash and cash equivalents, ending	$ 124,861	$ 152,065

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 24

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (135,797)	$ (266,258)
Adjustments
Amortization	2,551	2,551
Distributions from Operating Partnerships	1,224	-
Share of Loss from Operating Partnerships	81,023	214,164
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	56,460	56,460
Line of credit	-	-
Net cash (used in) provided by operating activities	5,461	6,917

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 24

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,461	6,917

Cash and cash equivalents, beginning	220,367	221,188

Cash and cash equivalents, ending	$ 225,828	$ 228,105

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 25

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (189,914)	$ (258,005)
Adjustments
Amortization	3,805	3,805
Distributions from Operating Partnerships	15	15
Share of Loss from Operating Partnerships	112,495	217,646
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	68,169	68,169
Line of credit	-	-

Net cash (used in) provided by operating activities	(5,430)	31,630

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 25

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,430)	31,630

Cash and cash equivalents, beginning	378,135	443,860

Cash and cash equivalents, ending	$ 372,705	$ 475,490

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,

(Unaudited)

Series 26

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (312,850)	$ (426,816)
Adjustments
Amortization	4,226	4,226
Distributions from Operating Partnerships	36,306	106
Share of Loss from Operating Partnerships	213,667	322,017
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	108,689	6,569
Line of credit	-	-

Net cash (used in) provided by operating activities	50,038	(93,898)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 26

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,038	(93,898)

Cash and cash equivalents, beginning	353,640	447,941

Cash and cash equivalents, ending	$ 403,678	$ 354,043

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 27

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (278,483)	$ (254,071)
Adjustments
Amortization	3,914	3,914
Distributions from Operating Partnerships	7,175	-
Share of Loss from Operating Partnerships	208,798	168,437
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	78,801	(21,198)
Line of credit	-	-

Net cash (used in) provided by Operating activities	20,205	(102,918)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 27

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,205	(102,918)

Cash and cash equivalents, beginning	127,380	234,047

Cash and cash equivalents, ending	$ 147,585	$ 131,129

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 28

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (446,380)	$ (375,244)
Adjustments
Amortization	825	825
Distributions from Operating Partnerships	169,994	37,495
Share of Loss from Operating Partnerships	399,545	338,620
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	83,529	(24,803)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	207,513	(23,107)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 28

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	207,513	(23,107)

Cash and cash equivalents, beginning	428,256	464,935

Cash and cash equivalents, ending	$ 635,769	$ 441,828

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,

(Unaudited)

Series 29

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (476,688)	$ (403,028)
Adjustments
Amortization	828	828
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	390,902	325,168
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(688)	(40)
(Decrease) Increase in accounts payable affiliates	84,495	34,495
Line of credit	-	-

Net cash (used in) provided by operating activities	(1,151)	(42,577)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(17,610)	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	(29,117)

Net cash (used in) provided by investing activities	(17,610)	(29,117)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 29

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,761)	(71,694)

Cash and cash equivalents, beginning	253,902	328,122

Cash and cash equivalents, ending	$ 235,141	$ 256,428

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 30

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (358,917)	$ (362,898)
Adjustments
Amortization	5,309	5,309
Distributions from Operating Partnerships	12,870	-
Share of Loss from Operating Partnerships	292,842	300,383
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	55,230	55,231
Line of credit	-	-

Net cash (used in) provided by operating activities	7,334	(1,975)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 30

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,334	(1,975)

Cash and cash equivalents, beginning	300,371	124,788

Cash and cash equivalents, ending	$ 307,705	$ 122,813

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 31

	2005	2004
Cash flows from operating activities:

Net income (loss)	$(575,558)	$ (377,766)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	55	1,392
Share of Loss from Operating Partnerships	479,054	277,958
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	99,360	-
Line of credit	-	-

Net cash (used in) provided by operating activities	2,911	(98,416)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(13,713)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(13,713)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 31

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,911	(112,129)

Cash and cash equivalents, beginning	134,942	487,978

Cash and cash equivalents, ending	$ 137,853	$ 375,849

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 32

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (451,311)	$ (434,346)
Adjustments
Amortization	7,600	9,181
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	362,491	350,780
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	82,886	82,896
Line of credit	-	-

Net cash (used in) provided by operating activities	1,666	8,511

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 32

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,666	8,511

Cash and cash equivalents, beginning	439,407	319,905

Cash and cash equivalents, ending	$ 441,073	$ 328,416

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 33

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (237,951)	$ (237,812)
Adjustments
Amortization	6,819	6,819
Distributions from Operating Partnerships		-
Share of Loss from Operating Partnerships	185,481	188,841
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	43,491	43,491
Line of credit	-	-

Net cash (used in) provided by operating activities	(2,160)	1,339

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	8,177	-
Investments	-	-

Net cash (used in) provided by investing activities	8,177	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 33

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,017	1,339

Cash and cash equivalents, beginning	191,000	194,499

Cash and cash equivalents, ending	$ 197,017	$ 195,838

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 34

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (568,258)	$ (481,938)
Adjustments
Amortization	10,984	10,984
Distributions from Operating Partnerships		-
Share of Loss from Operating Partnerships	481,408	404,365
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	73,299	73,300
Line of credit	-	-

Net cash (used in) provided by operating activities	(2,567)	6,711

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 34

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,567)	6,711

Cash and cash equivalents, beginning	198,385	248,852

Cash and cash equivalents, ending	$ 195,818	$ 255,563

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 35

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (268,312)	$ (235,340)
Adjustments
Amortization	32,309	32,309
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	189,144	160,139
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	71,652
(Decrease) Increase in accounts payable affiliates	57,090	36,791
Line of credit	-	-

Net cash (used in) provided by operating activities	10,231	65,551

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 35

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,231	65,551

Cash and cash equivalents, beginning	636,348	568,900

Cash and cash equivalents, ending	$ 646,579	$ 634,451

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 36

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (179,934)	$ (226,737)
Adjustments
Amortization	22,116	22,116
Distributions from Operating Partnerships	2,493	3,000
Share of Loss from Operating Partnerships	127,187	167,622
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	40,569	40,585
Line of credit	-	-

Net cash (used in) provided by operating activities	12,431	6,586

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 36

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,431	6,586

Cash and cash equivalents, beginning	76,718	79,639

Cash and cash equivalents, ending	$ 89,149	$ 86,225

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 37

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (213,693)	$ (190,279)
Adjustments
Amortization	23,706	23,706
Distributions from Operating Partnerships	2,495	3,000
Share of Loss from Operating Partnerships	147,815	111,475
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	179,680
(Decrease) Increase in accounts payable affiliates	51,216	51,217
Line of credit	-	-

Net cash (used in) provided by operating activities	11,539	178,799

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	17,022	-
Investments	-	-

Net cash (used in) provided by investing activities	17,022	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 37

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,561	178,799

Cash and cash equivalents, beginning	390,428	168,094

Cash and cash equivalents, ending	$ 418,989	$ 346,893

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 38

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (189,363)	$ (276,597)
Adjustments
Amortization	24,729	24,729
Distributions from Operating Partnerships	204	-
Share of Loss from Operating Partnerships	123,895	216,168
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	59,461
(Decrease) Increase in accounts payable affiliates	41,609	41,627
Line of credit	-	-

Net cash (used in) provided by operating activities	1,074	65,388

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 38

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,074	65,388

Cash and cash equivalents, beginning	200,256	139,965

Cash and cash equivalents, ending	$ 201,330	$ 205,353

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 39

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (257,425)	$ (282,871)
Adjustments
Amortization	22,581	22,581
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	203,215	221,726
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	109,869
(Decrease) Increase in accounts payable affiliates	34,615	34,630
Line of credit	-	-

Net cash (used in) provided by operating activities	2,986	105,935

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 39

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,986	105,935

Cash and cash equivalents, beginning	198,542	96,315

Cash and cash equivalents, ending	$ 201,528	$ 202,250

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 40

	2005	2004
Cash flows from operating activities:

Net income (xloss)	$ (244,819)	$ (339,397)
Adjustments
Amortization	28,431	28,431
Distributions from Operating Partnerships	27,279	-
Share of Loss from Operating Partnerships	185,733	253,612
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	50,453	50,469
Line of credit	-	-

Net cash (used in) provided by operating activities	47,077	(6,885)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(376)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(376)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 40

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid		-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,077	(7,261)

Cash and cash equivalents, beginning	30,695	40,313

Cash and cash equivalents, ending	$ 77,772	$ 33,052

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 41

	2005	2004

Cash flows from operating activities:

Net income (loss)	$ (375,561)	$ (807,650)
Adjustments
Amortization	33,481	33,461
Distributions from Operating Partnerships		357,623
Share of Loss from Operating Partnerships	286,404	710,176
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	54,500
(Decrease) Increase in accounts payable affiliates	69,597	-
Line of credit	-	-

Net cash (used in) provided by operating activities	13,921	348,110

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(3,387)
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(3,387)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 41

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,921	344,723

Cash and cash equivalents, beginning	178,767	323,017

Cash and cash equivalents, ending	$ 192,688	$ 667,740

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 42

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (239,261)	$ (220,949)
Adjustments
Amortization	29,055	28,675
Distributions from Operating Partnerships	7,987	2,950
Share of Loss from Operating Partnerships	169,770	142,326
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	61,331	59,450
Line of credit	-	-

Net cash (used in) provided by operating activities	28,782	12,452

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(16,429)
Capital contributions paid to Operating Partnerships	-	(142,237)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(158,666)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 42

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,782	(146,214)

Cash and cash equivalents, beginning	943,069	1,858,784

Cash and cash equivalents, ending	$ 971,851	$ 1,712,570

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 43

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (461,640)	$ (261,386)
Adjustments
Amortization	41,219	40,996
Distributions from Operating Partnerships	19,250	86
Share of Loss from Operating Partnerships	359,645	139,262
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	1,243	(630)
(Decrease) Increase in accounts payable affiliates	75,947	75,738
Line of credit	-	-

Net cash (used in) provided by operating activities	35,664	(5,934)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(42,842)
Capital contributions paid to Operating Partnerships	(16,048)	(132,468)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	(200,000)
Investments	5,326	(915,171)

Net cash (used in) provided by investing activities	(10,722)	(1,290,481)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 43

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,942	(1,296,415)

Cash and cash equivalents, beginning	332,509	1,723,622

Cash and cash equivalents, ending	$ 357,451	$ 427,207

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 44

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (252,777)	$ (150,085)
Adjustments
Amortization	30,888	25,390
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	180,837	101,350
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	3,263	(2,293)
(Decrease) Increase in accounts payable affiliates	52,886	52,887
Line of credit	-	-

Net cash (used in) provided by operating activities	15,097	27,249

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(3,425)
Capital contributions paid to Operating Partnerships	(339,379)	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	747,691
Investments	(103,790)	(1,381,181)

Net cash (used in) provided by investing activities	(443,169)	(636,915)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 44

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(428,072)	(609,666)

Cash and cash equivalents, beginning	1,764,709	1,867,420

Cash and cash equivalents, ending	$ 1,336,637	$ 1,257,754

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 45

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (175,065)	$ (125,209)
Adjustments
Amortization	34,069	27,166
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	73,987	50,640
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(2,104,864)	400,757
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(2,171,873)	353,354

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(709)	(14,800)
Capital contributions paid to Operating Partnerships	(1,681,624)	(545,075)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	(242,897)	-
Investments	3,952,606	575,068

Net cash (used in) provided by investing activities	2,027,376	15,193

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 45

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(2,639)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(2,639)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(144,497)	365,908

Cash and cash equivalents, beginning	2,145,548	5,967,616

Cash and cash equivalents, ending	$ 2,001,051	$ 6,333,524

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,603,869	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 46

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (94,641)	$ (39,320)
Adjustments
Amortization	25,825	3,812
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	43,338	16,897
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	7,117	(1,853,937)
(Decrease) Increase in accounts payable affiliates	53,231	-
Line of credit	-	-

Net cash (used in) provided by operating activities	34,870	(1,872,548)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(14,211)	(58,753)
Capital contributions paid to Operating Partnerships	(1,086,868)	(3,518,463)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	1,171,460
Investments	1,217,488	-

Net cash (used in) provided by investing activities	116,409	(2,405,756)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 46

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(249)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(249)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,279	(4,278,553)

Cash and cash equivalents, beginning	5,487,404	15,846,289

Cash and cash equivalents, ending	$ 5,638,683	$ 11,567,736

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 1,842,272

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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
June 30, 2005
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2005 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
June 30, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of June 30, 2005 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 8,548,207
Due after one year	3,724,898
Total	$12,273,105

The fair market value of the securities is $12,145,986. The difference being an unrealized loss on securities available for sale of $127,119, as of June 30, 2005.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of June 30, 2005 and 2004 is as follows:
	2005	2004
Series 20	$ 22,326	$ 18,754
Series 21	12,212	10,258
Series 22	38,374	32,234
Series 23	52,740	43,609
Series 24	63,779	53,574
Series 25	64,052	53,803
Series 26	107,889	90,985
Series 27	93,417	78,470
Series 28	20,626	17,325
Series 29	20,555	17,243
Series 30	132,606	111,366
Series 32	188,699	158,305
Series 33	169,577	142,298
Series 34	269,190	225,828
Series 35	764,193	641,329
Series 36	520,269	435,909
Series 37	469,146	379,160
Series 38	359,608	263,708
Series 39	307,221	219,443
Series 40	251,367	148,968
Series 41	374,369	258,857
Series 42	251,702	138,860
Series 43	325,543	179,904
Series 44	151,839	50,576
Series 45	166,259	53,258
Series 46	107,645	-
	$5,305,203	$3,824,024

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2005 and 2004 are as follows:
	2005	2004
Series 20	$ 61,884	$ 92,061
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,460	56,460
Series 25	68,169	68,169
Series 26	108,689	106,569
Series 27	78,801	78,801
Series 28	83,529	-
Series 29	84,495	84,495
Series 30	55,230	55,230
Series 31	99,360	-
Series 32	82,886	82,896
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,217
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,001	50,001
Series 41	69,042	70,743
Series 42	60,839	19,647
Series 43	75,373	75,144
Series 44	52,887	52,887
Series 45	-	-
Series 46	53,231	-
	$1,661,595	$1,413,823

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended June 30, 2005 and 2004 are as follows:
	2005	2004
Series 20	30,177	$1,118,424
Series 21	-	25,000
Series 22	-	45,000
Series 23	-	25,000
Series 26	-	100,000
Series 27	-	83,529
Series 28	-	83,529
Series 29	-	50,000
Series 30	-	-
Series 31	-	99,360
Series 35	-	20,300
Series 41	-	16,815
Series 45	85,557	63,885
Series 46	-	29,892
	$115,734	$1,777,205

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2005 and 2004 the Fund has limited partnership interests in 512 and 503 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2005 and 2003 is as follows:
	2005	2004
Series 20	23	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2005	2004
Series 40	16	16
Series 41	23	23
Series 42	22	21
Series 43	22	22
Series 44	8	8
Series 45	30	24
Series 46	12	9
	512	503

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2005 and 2004 are as follows:
	2005	2004
Series 20	$ 388,026	$ 388,026
Series 21	457,642	457,642
Series 22	477,996	479,496
Series 23	117,796	117,797
Series 24	368,239	368,239
Series 25	768,198	943,704
Series 26	1,443,838	1,443,838
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	66,718	86,718
Series 30	128,167	128,167
Series 31	682,058	682,058
Series 32	520,571	902,467
Series 33	202,285	202,285
Series 34	48,744	85,968
Series 35	603,740	603,740
Series 36	657,998	657,998
Series 37	155,363	155,363
Series 38	-	117,735
Series 39	-	-
Series 40	152,424	152,424
Series 41	480,554	973,902
Series 42	680,975	1,817,119
Series 43	766,427	4,355,179
Series 44	1,011,018	2,077,152
Series 45	7,163,299	8,662,415
Series 46	2,636,039	5,803,645
	$20,058,832	$31,742,293

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2005.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 20

	2005	2004

Revenues
Rental	$ 2,447,666	$ 2,345,414
Interest and other	132,823	88,562
	2,580,489	2,433,976

Expenses
Interest	706,114	689,015
Depreciation and amortization	694,506	659,002
Operating expenses	1,390,827	1,342,637
	2,791,447	2,690,653

NET LOSS	$ (210,958)	$ (256,677)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (74,239)	$ (207,472)

Net loss allocated to other partners	$ (2,110)	$ (2,567)

Net loss suspended	$ (134,609)	$ (46,638)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 21

	2005	2004

Revenues
Rental	$ 1,287,671	$ 1,133,011
Interest and other	32,609	15,037
	1,320,280	1,148,048

Expenses
Interest	450,550	454,547
Depreciation and amortization	221,263	205,544
Operating expenses	1,047,985	977,437
	1,719,798	1,637,528

NET LOSS	$ (399,518)	$ (489,480)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (64,864)	$ (143,731)

Net loss allocated to other Partners	$ (3,995)	$ (4,895)

Net loss suspended	$ (330,659)	$ (340,854)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 22
	2005	2004

Revenues
Rental	$ 1,390,763	$ 1,391,407
Interest and other	67,011	35,001
	1,457,774	1,426,408

Expenses
Interest	338,053	331,404
Depreciation and amortization	478,420	494,979
Operating expenses	995,719	987,301
	1,812,192	1,813,684

NET LOSS	$ (354,418)	$ (387,276)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (262,649)	$ (363,854)

Net loss allocated to other Partners	$ (3,544)	$ (3,873)

Net loss suspended	$ (88,225)	$ (19,549)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 23

	2005	2004

Revenues
Rental	$ 1,321,532	$ 1,571,438
Interest and other	68,324	26,852
	1,389,856	1,598,290

Expenses
Interest	389,664	418,492
Depreciation and amortization	389,628	429,064
Operating expenses	1,078,857	1,050,359
	1,858,149	1,897,915

NET LOSS	$ (468,293)	$ (299,625)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (463,609)	$ (296,629)

Net loss allocated to other Partners	$ (4,684)	$ (2,996)

Net loss suspended	$ -	$ -

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 24
	2005	2004

Revenues
Rental	$ 1,188,720	$ 1,133,588
Interest and other	25,464	14,273
	1,214,184	1,147,861

Expenses
Interest	251,532	260,715
Depreciation and amortization	335,145	330,006
Operating expenses	760,702	785,970
	1,347,379	1,376,691

NET LOSS	$ (133,195)	$ (228,830)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (81,023)	$ (214,164)

Net loss allocated to other Partners	$ (1,332)	$ (2,288)

Net loss suspended	$ (50,840)	$ (12,378)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 25
	2005	2004

Revenues
Rental	$ 2,148,246	$ 1,940,541
Interest and other	40,603	52,761
	2,188,849	1,993,302

Expenses
Interest	487,131	502,942
Depreciation and amortization	524,506	526,141
Operating expenses	1,326,843	1,230,351
	2,338,480	2,259,434

NET LOSS	$ (149,631)	$ (266,132)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (112,495)	$ (217,646)

Net loss allocated to other Partners	$ (1,496)	$ (2,661)

Net loss suspended	$ (35,640)	$ (45,825)

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
June 30, 20050
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 26
	2005	2004

Revenues
Rental	$ 2,461,106	$ 2,553,685
Interest and other	61,646	60,029
	2,522,752	2,613,714

Expenses
Interest	581,373	564,732
Depreciation and amortization	734,422	740,333
Operating expenses	1,513,458	1,655,361
	2,829,253	2,960,426

NET LOSS	$ (306,501)	$ (346,712)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (213,667)	$ (322,017)

Net loss allocated to other Partners	$ (3,065)	$ (3,467)

Net loss suspended	$ (89,769)	$ (21,228)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 27
	2005	2004

Revenues
Rental	$ 1,714,073	$ 1,686,679
Interest and other	30,625	13,395
	1,744,698	1,700,074

Expenses
Interest	697,591	607,132
Depreciation and amortization	435,600	446,996
Operating expenses	866,976	872,759
	2,000,167	1,926,887

NET LOSS	$ (255,469)	$ (226,813)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (208,798)	$ (168,437)

Net loss allocated to other Partners	$ (2,555)	$ (2,268)

Net loss suspended	$ (44,116)	$ (56,108)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 28
	2005	2004

Revenues
Rental	$ 1,541,941	$ 1,576,890
Interest and other	40,976	35,711
	1,582,917	1,612,601

Expenses
Interest	382,985	406,862
Depreciation and amortization	576,484	555,889
Operating expenses	1,031,199	991,891
	1,990,668	1,954,642

NET LOSS	$ (407,751)	$ (342,041)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (399,545)	$ (338,620)

Net loss allocated to other Partners	$ (4,078)	$ (3,421)

Net Loss Suspended	$ (4,128)	$ -

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 29
	2005	2004

Revenues
Rental	$ 1,978,500	$ 1,623,230
Interest and other	78,867	42,133
	2,057,367	1,665,363

Expenses
Interest	438,573	355,793
Depreciation and amortization	697,726	618,827
Operating expenses	1,360,282	1,019,196
	2,496,581	1,993,816

NET LOSS	$ (439,214)	$ (328,453)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (390,902)	$ (325,168)

Net loss allocated to other Partners	$ (4,392)	$ (3,285)

Net Loss Suspended	$ (43,920)	$ -

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 30
	2005	2004

Revenues
Rental	$ 1,244,060	$ 1,174,142
Interest and other	63,524	33,438
	1,307,584	1,207,580

Expenses
Interest	306,299	280,971
Depreciation and amortization	333,836	361,436
Operating expenses	963,249	868,591
	1,603,384	1,510,998

NET LOSS	$ (295,800)	$ (303,418)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (292,842)	$ (300,383)

Net loss allocated to other Partners	$ (2,958)	$ (3,035)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 31
	2005	2004

Revenues
Rental	$ 2,464,550	$ 2,523,040
Interest and other	95,275	111,606
	2,559,825	2,634,646

Expenses
Interest	516,172	468,767
Depreciation and amortization	830,071	834,671
Operating expenses	1,697,329	1,611,974
	3,043,572	2,915,412

NET LOSS	$ (483,747)	$ (280,766)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (479,054)	$ (277,958)

Net loss allocated to other Partners	$ (4,693)	$ (2,808)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 32
	2005	2004

Revenues
Rental	$ 1,283,644	$ 1,454,132
Interest and other	66,095	45,632
	1,349,739	1,499,764

Expenses
Interest	299,795	326,899
Depreciation and amortization	519,307	615,488
Operating expenses	932,421	929,324
	1,751,523	1,871,711

NET LOSS	$ (401,784)	$ (371,947)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (362,491)	$ (350,780)

Net loss allocated to other Partners	$ (4,081)	$ (3,719)

Net loss suspended	$ (35,275)	$ (17,448)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 33
	2005	2004

Revenues
Rental	$ 674,892	$ 817,366
Interest and other	18,503	8,639
	693,395	826,005

Expenses
Interest	220,892	274,967
Depreciation and amortization	243,975	292,151
Operating expenses	415,882	449,636
	880,749	1,016,754

NET LOSS	$ (187,354)	$ (190,749)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (185,481)	$ (188,841)

Net loss allocated to other Partners	$ (1,873)	$ (1,908)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 34
	2005	2004

Revenues
Rental	$ 1,288,714	$ 1,318,942
Interest and other	67,334	49,631
	1,356,048	1,368,573

Expenses
Interest	395,262	378,935
Depreciation and amortization	553,867	560,985
Operating expenses	893,190	837,102
	1,842,319	1,777022

NET LOSS	$ (486,271)	$ (408,449)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (481,408)	$ (404,365)

Net loss allocated to other Partners	$ (4,863)	$ (4,084)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,

Series 35
	2005	2004

Revenues
Rental	$ 1,061,052	$ 1,095,172
Interest and other	117,630	45,639
	1,178,682	1,140,811

Expenses
Interest	276,387	257,457
Depreciation and amortization	382,791	370,686
Operating expenses	710,559	674,425
	1,369,737	1,302,568

NET LOSS	$ (191,055)	$ (161,757)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (189,144)	$ (160,139)

Net loss allocated to other Partners	$ (1,911)	$ (1,618)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 36
	2005	2004

Revenues
Rental	$ 789,261	$ 755,393
Interest and other	18,504	24,074
	807,765	779,467

Expenses
Interest	243,789	263,668
Depreciation and amortization	267,222	272,636
Operating expenses	425,472	412,478
	936,483	948,782

NET LOSS	$ (128,718)	$ (169,315)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (127,187)	$ (167,622)

Net loss allocated to other Partners	$ (1,287)	$ (1,693)

Net loss suspended	$ (244)	$ -

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 37
	2005	2004

Revenues
Rental	$ 1,085,835	$ 1,101,920
Interest and other	62,864	27,178
	1,148,699	1,129,098

Expenses
Interest	315,679	264,790
Depreciation and amortization	347,069	352,703
Operating expenses	635,259	624,206
	1,298,007	1,241,699

NET LOSS	$ (149,308)	$ (112,601)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (147,815)	$ (111,475)

Net loss allocated to other Partners	$ (1,493)	$ (1,126)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 38
	2005	2004

Revenues
Rental	$ 772,539	$ 773,173
Interest and other	26,311	21,762
	798,850	794,935

Expenses
Interest	206,522	216,892
Depreciation and amortization	244,765	288,243
Operating expenses	472,709	508,151
	923,996	1,013,286

NET LOSS	$ (125,146)	$ (218,351)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (123,895)	$ (216,168)

Net loss allocated to other Partners	$ (1,251)	$ (2,183)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 39
	2005	2004

Revenues
Rental	$ 518,595	$ 522,786
Interest and other	50,462	50,979
	569,057	573,765

Expenses
Interest	163,816	153,469
Depreciation and amortization	186,918	231,059
Operating expenses	423,590	413,203
	774,324	797,731

NET LOSS	$ (205,267)	$ (223,966)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (203,215)	$ (221,726)

Net loss allocated to other Partners	$ (2,052)	$ (2,240)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 40
	2005	2004

Revenues
Rental	$ 872,195	$ 846,363
Interest and other	37,521	26,846
	909,716	873,209

Expenses
Interest	245,253	255,087
Depreciation and amortization	364,694	366,495
Operating expenses	487,378	507,801
	1,097,325	1,129,383

NET LOSS	$ (187,609)	$ (256,174)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (185,733)	$ (253,612)

Net loss allocated to other Partners	$ (1,876)	$ (2,562)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 41
	2005	2004

Revenues
Rental	$ 1,262,274	$ 1,114,660
Interest and other	53,610	26,163
	1,315,884	1,140,823

Expenses
Interest	496,629	511,296
Depreciation and amortization	497,657	597,210
Operating expenses	678,541	749,666
	1,672,827	1,858,172

NET LOSS	$ (356,943)	$ (717,349)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (286,404)	$ (710,176)

Net loss allocated to other Partners	$ (3,569)	$ (7,173)

Net loss suspended	$ (66,970)	$ -

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
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

        Series 42

	2005	2004

Revenues
Rental	$ 1,384,885	$ 1,204,258
Interest and other	45,855	34,519
	1,430,740	1,238,777

Expenses
Interest	437,089	341,515
Depreciation and amortization	476,449	366,274
Operating expenses	688,586	674,753
	1,602,124	1,382,542

NET LOSS	$ (171,384)	$ (143,765)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (169,670)	$ (142,326)

Net loss allocated to other Partners	$ (1,714)	$ (1,439)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 43
	2005	2004

Revenues
Rental	$ 1,486,687	$ 1,227,137
Interest and other	86,424	38,371
	1,573,111	1,265,508

Expenses
Interest	412,333	321,475
Depreciation and amortization	624,051	355,651
Operating expenses	900,005	729,050
	1,936,389	1,406,176

NET LOSS	$ (363,278)	$ (140,668)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (359,645)	$ (139,262)

Net loss allocated to other Partners	$ (3,633)	$ (1,406)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 44
	2005	2004

Revenues
Rental	$ 932,676	$ 713,648
Interest and other	30,335	44,405
	963,011	758,053

Expenses
Interest	311,144	227,527
Depreciation and amortization	349,580	259,151
Operating expenses	484,951	373,749
	1,145,675	860,427

NET LOSS	$ (182,664)	$ (102,374)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (180,837)	$ (101,350)

Net loss allocated to other Partners	$ (1,827)	$ (1,024)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 45
	2005	2004

Revenues
Rental	$ 1,198,458	$ 719,948
Interest and other	44,823	24,847
	1,243,281	744,795

Expenses
Interest	314,395	166,211
Depreciation and amortization	281,952	165,707
Operating expenses	721,667	464,029
	1,318,015	795,947

NET LOSS	$ (74,734)	$ (51,152)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (73,987)	$ (50,640)

Net loss allocated to other Partners	$ (747)	$ (512)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

	Series 46 2005	Series 46 2004

Revenues
Rental	$ 800,073	$ 255,149
Interest and other	7,686	3,680
	807,759	258,829

Expenses
Interest	195,745	57,145
Depreciation and amortization	179,665	44,229
Operating expenses	476,125	174,522
	851,535	276,896

NET GAIN	$ (43,776)	$ (17,067)

Net gain allocated to Boston Capital Tax Credit Fund IV L.P.	$ (43,338)	$ (16,897)

Net gain allocated to other Partners	$ (438)	$ (170)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended March 31, 2005 and 2004 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended December 31, 2005 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2005.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $24,333,293. Series 20 has since sold its interest in one of the Operating Partnerships.

During the quarter ended June 30, 2005, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of June 30, 2005. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $135,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended June 30, 2005, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of June 30, 2005 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2005, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $477,996 as of June 30, 2005. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $27,015 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 2005, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,796 as of June 30, 2005, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,417,237.

During the quarter ended June 30, 2005, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of June 30, 2005. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended June 30, 2005, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $768,198 as of June 30, 2005. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $61,733, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended June 30, 2005, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $1,443,838 as of June 30, 2005. Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $43,778, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,572.

During the quarter ended June 30, 2005, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of June 30, 2005. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended June 30, 2005, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $40,968 as of June 30, 2005. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended June 30, 2005, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $66,718 as of June 30, 2005. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $45,783 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869.

During the quarter ended June 30, 2005, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $128,167 as of June 30, 2005. The remaining contributions will be released from available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended June 30, 2005, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $682,058 as of June 30, 2005. Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $66,384, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2005, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable in the amount of $520,571 as of June 30, 2005. Of the amount outstanding, $261,571 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $259,000 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended June 30, 2005, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of June 30, 2005. Of the amount outstanding, $50,700 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $151,585, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended June 30, 2005, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $48,744 as of June 30, 2005. Of the amount outstanding, $11,473 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $37,271, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended June 30, 2005, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of June 30, 2005. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended June 30, 2005, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $657,998 as of June 30, 2005 all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2005, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable in the amount of $155,363 as of June 30, 2005. Of the amount outstanding, $105,539 has been loaned to one of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $49,824, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended June 30, 2005, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2005. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2005, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,771 as of June 30, 2005. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2005, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable in the amount of $152,424 as of June 30, 2005. Of the amount outstanding, $143,730 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $8,694 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2005, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable in the amount of $480,554 as of June 30, 2005. Of the amount outstanding, $440,966 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $39,588, will be released from collections of notes and accounts receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $20,156,428.

During the quarter ended June 30, 2005, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable in the amount of $680,975 as of June 30, 2005. Of the amount outstanding, $183,295 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $497,680 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $25,934,306. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 43

During the quarter ended June 30, 2005, Series 43 recorded capital contribution releases of $16,048. Series 43 has outstanding contributions payable in the amount of $766,427 as of June 30, 2005. Of the amount outstanding, $327,513 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $438,914 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2005, Series 44 recorded capital contribution releases of $339,379. Series 44 has outstanding contributions payable in the amount of $1,011,018 as of June 30, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 30 Operating Partnerships in the amount of $30,185,015. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 45.

During the quarter ended June 30, 2005, Series 45 recorded capital contribution releases of $1,681,624. Series 45 has outstanding contributions payable in the amount of $7,163,299 as of June 30, 2005. Of the amount outstanding, $3,432,117 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $3,731,182 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2005, Series 46 recorded capital contribution releases of $1,086,868. Series 46 has outstanding contributions payable in the amount of $2,636,039 as of June 30, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations

As of June 30, 2005 and 2004 the Fund held limited partnership interests in 512 and 503 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2005 as Series 44 and Series 46 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 2005 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $73,159, $52,922, $53,534, $58,817, $50,454, $62,195, $91,342, $63,452, $42,666, $81,976, $49,892, $93,451, $77,885, $43,491, $73,298, $44,795, $28,531, $40,698, $38,525, $29,829, $28,162, $53,268, $39,548, $58,601, $49,523, $75,207 and $44,631, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 20 reflects net loss from Operating Partnerships of $(210,958) and $(256,677), respectively, which includes depreciation and amortization of $694,506 and $659,002, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 20 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburg Seniors Apartments and Shady Lane Apartments. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total. The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Cascade Commons LP (Cascades Crossing) is a 320 unit affordable multifamily resident located in Sterling, Va., the suburbs of Washington, D.C. The Operating General Partner requested the Investment General Partners' approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completed the refinance the Operating Partnership paid its Investment Limited Partners $5,429,737 in refinance proceeds and estimated cash flow through 2004. Series 20 received $3,360,677 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership. The balance of the proceeds were paid to the other Investment Limited Partners, one which is affiliated and one which is non-affiliated with the Series. The amount received by each Investment Limited Partner was based on their percentage ownership in the Operating Partnership. Series 20 used $1,118,423 to make a partial payment of accrued asset management fees. It is anticipated that Series 20 will use approximately $1,860,000 of the proceeds to make a distribution to its investors. Provided that this is the actual amount distributed each investor will receive $.48 per BAC. The proceeds remaining will be retained to improve the Series reserves, and in the event that the cash flow estimate was over stated, make a cash flow reimbursement back to the Operating Partnership.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven for the first quarter of 2005 due to low occupancy, high operating expenses, and rent collection problems. Occupancy for the second quarter of 2005 is 83%. Several residents were evicted in March 2005, which resulted in approximately $17,000 of bad debts being written off during the first quarter of 2005. By the end of July 2005 occupancy was 91% with no units leased and two move-out notices for a net projected occupancy of 88%. The recent move-outs are a result of management enforcing the rules regarding rent collections and evictions. The property offered one month free rent for the first four months of 2005. The property is currently offering a $300 rent concession. Occupancy is projected to be 95% by the end of the third quarter of 2005.

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

East Douglas Apartments Limited Partnership (East Douglas Apartments) produced a negative cash flow of $3,087 for 2004 due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The property operated at just below breakeven through the fourth quarter of 2004. Physical occupancy averaged 94% and economic occupancy averaged 92% through the fourth quarter of 2004. Available operating cash along with the TIF refund that was received in the third quarter and posted in the fourth quarter was sufficient to pay the accounts payable through 2004. The most recent rental rates and utility allowances released by IHDA actually results in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The Operating General Partner had planned to submit a mortgage application to IHDA during the second quarter of 2004 to replace the high interest first mortgage loan held by Arbor Commercial Mortgage. In July, Arbor, the existing loan servicing company, expressed interest in possibly renegotiating the current first mortgage. The mandatory "Physical Needs Assessment" has been completed and has been delivered to Arbor as part of the mortgage application package. It is hoped that a new mortgage will yield the necessary funds to complete the exterior repairs and preventative maintenance needs including tuck pointing, replacement of the remaining original windows, repair and replacement of deteriorating wooden trim, exterior paint, replacement of the clay tile caps and other miscellaneous repairs. If successful, the reduced interest rate mortgage will have a positive effect on future cash flow. Due to the restrictions associated with the HOME loan, it will not be possible to seek conventional financing to replace the current debt. Current solutions being reviewed include going back to IHDA to seek a restructuring of the existing debt and seeking potential Not For Profit Organizations to step in as the replacement General Partner. On January 1, 2004, Mark III Management Corporation of Indianapolis, Indiana assumed property management responsibilities for the property. Mark III is a reputable company with operations based within a two-hour drive of the property. It is hoped that their familiarity with the mid-west market and readily available corporate resources will continue to contribute to improved operations and cash flow. The mortgage, property taxes and insurance are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY that has historically operated below breakeven. The problem has been attributed to high operating expenses and historically low occupancy. New management has been effective in their marketing efforts, and their ability to identify a pool of qualified tenants. As a result, occupancy has increased to 100% through the second quarter of 2005. They also have established a waitlist of qualified tenants. Rent collections have improved, and receivables have been significantly reduced. Management has stopped offering rent concessions. The current focus of management is on controlling operating expenses. Management has reduced the number of full time leasing staff, and is completing more maintenance in house. The only services currently contracted out are snow removal and carpet cleaning. Prior years shortfalls have been funded by the Operating General Partner. The mortgage, trade payables, and taxes are all current. The property will continue to be monitored until operations stabilize.

Parkside Housing, LP (Parkside Apartments) is a 54-unit family apartment complex in Avondale, Arizona. In March 2005, the Operating General Partner entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the ILP were $441,525. Of the total ILP proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors is anticipated to be approximately $371,348. This represents a per BAC distribution of $.10. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $58,177 is anticipated to be paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $19,000 represented a fee for overseeing and managing the disposition of the property; $30,177 represents partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $401,525 as of June 30, 2005.

2730 Lafferty Street Apartments, L.P. (Gardenview Apartments) is a 309-unit property located in Pasadena, Texas. The property had a fire in 2004 that destroyed one building containing 18 residential units. The property entered into a construction contract with a related party to repair the damages incurred. Repairs have been completed. The property is projected to generate cash flow in 2005.

Series 21

As of the June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 21 reflects net loss from Operating Partnerships of $(399,518) and $(489,480), respectively, which includes depreciation and amortization of $221,263 and $205,544, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance. The approximate amount of the new debt will be $2.31 million. The board of the Atlantic City Housing Authority has approved the issuance of the New Bonds in accordance with the Plan. HUD approval of the reorganization is expected in third quarter of 2005.

The management company achieved average occupancy of 98% for the second quarter of 2005. Revenue for the quarter was $412,951 with operating expenses of $444,615. Expenses for the quarter continue to be high due to the costs of rehabilitating units. Energy expenses are also higher than expected. Advances from Subsidized Properties LLC are funding the negative cash flow related to repairs.

Centrum-Fairfax I Limited Partnership(Forest Glen at Sully Station, Phase I) is a 119 unit property located in Centrville, VA. The property continues to incur operating deficits due to low occupancy. The average occupancy thru the second quarter of 2005 was 72% which is similar to the 2004 average occupancy of 72%. The Operating General Partner has proposed reconfiguring the property to have on 83 units which would reduce the number of 1 bedroom units from 100 to 29 while increasing the number of two bedroom units from 19 to 55. The funding to complete the work will come from additional from Virginia Housing Authority in the amount of $580,000. The Operating General Partner ordered a third party markets study to confirm that there is a need for more two bedroom apartments. The Operating General Partner continues to fund operating deficits and thru the end of 2004 funded $632,000.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 91% in 2004. Through the second quarter of 2005, the average occupancy was 91%. Operating expenses are below the Investment General Partner's state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2005. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 83% for the year 2004. Occupancy increased to an average of 88% in the second quarter 2005. Although operating expenses are below the Investment General Partner's state average, declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. In 2004, the property was unable to support its operations due to high operating expenses, low rents, and low occupancy. Early in 2004 the full time property manager and maintenance personnel were let go, in an attempt to lower operating expenses. The staff were replaced by a new part time property manager, and maintenance was subcontracted out. Despite this change, operating expenses remained above the state average by approximately $1,500/unit for 2004 and occupancy was mediocre. In 2005 occupancy increased to 97% in the first quarter of 2005 and was 100% occupied by the end of the second quarter of 2005. Additionally, the management agent implemented a $40 per unit rent increase to increase revenue. The new property manager also began an aggressive rental collection policy, which has further increased income. Despite the increase in income, management needs to further reduce expenses in order to break even. If taxes are assessed for 2005 at the same level as 2004, the property will not break even. The current Operating General Partner remains in negotiations with a replacement Operating General Partner that will be able to provide better economies of scale with regards to payroll and other operating expenses. The property's compliance period ends in 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 94% in 2004. Occupancy decreased to an average of 92% through the second quarter of 2005. The property's operating expenses are below the Investment General Partner's state average. Despite occupancy in the 90%'s, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 22 reflects net loss from Operating Partnerships of $(354,418) and $(387,276), respectively, which includes depreciation and amortization of $478,420 and $494,979, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments LP (Elks Tower Apartments) (series 22), is a 27-unit development located in Litchfield, IL. The property suffered a downturn in operations in 2004 due to home purchases and competition from other LHTC properties in the area. The first quarter of 2005 has seen this trend reverse and occupancy has climbed rapidly to 88%. The improvement is due to a slow down in single-family home purchases and the competing properties reaching near 100% occupancy. The resulting rise in rental income is expected to help stabilize operations and reduce losses. The Operating General Partner continues to market the property aggressively.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 83% for the year 2004. Occupancy increased to an average of 88% for the second quarter of 2005. Although operating expenses are below the Investment General Partner's state average, declining occupancy, coupled with low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Bayou Crossing Limited Partnership (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. Mediocre occupancy and high expenses have hindered the property's performance, causing it to operate below breakeven. Occupancy averaged 89% in 2004, but improved in the first quarter of 2005, averaging 92% during the first quarter of 2005 and 91% during the second quarter of 2005. Rents are below the maximum average income level by approximately $20/unit in an effort to attract residents to the property. Operating expenses were approximately $1,300 above state average in 2004. However, management was able to lower expenses by 10% during the first quarter of 2005 compared to 2004 expenses. Management reduced expenses by another 4% during the second quarter. A new regional manager, who assumed responsibility for the property during the beginning of the second quarter, is committed to normalizing expenses.

Roxbury Veterans Housing, Limited Partnership (Highland House) is a 14 unit property located in Roxbury, Massachusetts. The Operating General Partner has been inconsistent in reporting occupancy and operational numbers to the Investment General Partner and no audited financials, other than tax returns, had been reported since 2002. Additionally, the Investment Limited Partner identified potential discrepancies in the tax returns submitted for year-end 2003 and is currently working to resolve these issues. In June 2005 draft versions of the 2003 and 2004 audited financial reports were received. Reported occupancy for the second quarter of 2005 was 93%. The Operating General Partner has a guarantee that is unlimited in time and amount.

Kimbark 1200 Apartments is a 48-unit property for families located in Longmont, CO. In the second quarter of 2005, average occupancy was 86%, an increase from first quarter average of 80%. Operations also improved, with above breakeven operations in the second quarter. To attract applicants, the management company continues to offer concessions, such as $99 first month's rent and tenant referral fees. Rents were also reduced by $150 to be competitive with other properties in the area. The average rent decrease for both affordable and market-rate apartments in Longmont and Boulder ranged between $150 - $200 per unit. However, the Operating General Partner continues to fund all operating deficits and accounts payable are current. The Investment General Partner will monitor the management company's efforts to improve operations. All taxes, insurance and mortgage payments are current.

Edmond Properties is a 160 unit property located in Edmond, OK. The Operating Partnership operated above breakeven in 2004. Due to the poor performance the on-site manager was replaced in May 2004. Management revised their marketing plan and occupancy improved towards the end of 2004 with December occupancy of 92%. As of the end of the second quarter in 2005 occupancy was 80% due to slower leasing traffic in the area. The on-site management staff are expected to be evaluated to determine if additional leasing staff is needed while the property increases its current marketing efforts. Move-in specials, rent reductions in the two and three bedroom units, are in place until 95% occupancy is achieved. All taxes, insurance and mortgage payments are current.

Swanton Limited Partnership (Swanton Meadows Apartments) is a 20 unit property located in Swanton, VT. Occupancy was strong during 2004, averaging 95.4%, and the property has been stable at 95% occupancy during the first quarter of 2005. However, the property operated below break even in the first quarter of 2005 due to high operating expenses. In particular, the site experienced high seasonal costs for natural gas used for heating, heating system repairs, and snow removal. As of June 2005, the site was operating with a Debt Coverage Service Ratio of 1.26 and generated cash of $4,293. The partnership will be removed from the watch list next quarter.

Series 23

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 23 reflects net loss from Operating Partnerships of $(468,293) and $(299,625), respectively, which includes depreciation and amortization of $389,628 and $429,064, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 23 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Mathis Apartments. Ltd. and Orange Grove Seniors. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 56 apartment units in total. The low income housing tax credit available annually to Series 23 from the Calhoun Partnerships is approximately $73,077, which is approximately 2% of the total annual tax credit available to investors in Series 23.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Mid City Associates (Mid City Apartments) is a 58 unit, scatter site family property located in Jersey City, Occupancy in 2004 averaged 95% and thru the second quarter of 2005 was also averaging 95%. As a result, the property operated well above the breakeven with a a Debt Coverage Service Ratio of 1.70. The replacement reserves are being funded and the mortgage and real estate taxes are being paid as agreed. The Operating General Partner indicated that he will continue to fund shortfalls if needed despite the expiration of the guarantee.

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 77% in 2004. The average occupancy improved slightly to 81% through June 2005. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. The Operating General Partner completed a site management change at the end of the fourth quarter. They are currently offering a $100/month rent reduction for the first 12 months for all new tenants. Per an agreement with the Operating General Partner, the Management Company is deferring all fees until operations improve. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Sacramento SRO, L.P. (La Pensione K Apartments), is a 129-unit single-room occupancy (SRO) property, for special needs residents, located in Sacramento, CA. The property operated below breakeven, despite strong occupancies, due to high operating expenses. Administrative salary expenses are high due to the level of staffing required for an SRO of this size, including 24-hour security and property housekeeper to support the special needs population. The Operating General Partner has ongoing discussions with social service agencies to provide additional individual monitoring and service to potentially reduce security, maintenance and operating expenses. The Investment General Partner is discussing with the management company ways to reduce administrative expenses, while maintaining the current level of service at the property. The Operating General Partner is also requesting approval to refinance the existing mortgage and the Investment General Partner will evaluate the feasiblity of the refinancing upon receipt of the loan documents. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund deficits.

Edmond Properties is a 160 unit property located in Edmond, OK. The Operating Partnership operated above breakeven in 2004. Due to the poor performance the on-site manager was replaced in May 2004. Management revised their marketing plan and occupancy improved towards the end of 2004 with December occupancy of 92%. As of the end of the second quarter in 2005 occupancy was 80% due to slower leasing traffic in the area. The on-site management staff are expected to be evaluated to determine if additional leasing staff is needed while the property increases its current marketing efforts. Move-in specials, rent reductions in the two and three bedroom units, are in place until 95% occupancy is achieved. All taxes, insurance and mortgage payments are current.

Series 24

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at June 30, 2005. Out of the total 23 were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 24 reflects net loss from Operating Partnerships of $(133,195) and $(228,830), respectively, which includes depreciation and amortization of $335,145 and $330,006, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the "Calhoun Partnership") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total. The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property. Occupancy through June 2005 averaged 91.4%. The property is operating below breakeven due to the vacancies and high operating expenses. Although operating expenses are running higher than budgeted, some expenses relate to Westhab's program to re-stabilize the property and are expected to normalize once the transition and re-stabilization is complete. The Operating General Partner has been requesting withdrawals from reserves to help fund some of the operating deficits. The Operating General Partner is also looking into other options such as applying for a significant abatement of the real estate taxes, and refinancing the current mortgage. Westhab has secured an additional loan from the City of Yonkers in order to cure some deferred maintenance issues. The loan is in the amount of $150,000 which has been earmarked for the replacement of hot water tanks, concrete repairs in the rear of the building, updating the electrical systems, and the installation of security cameras. The security cameras and the installation of magnetic locks on the front entry doors were projects that were both completed in the first quarter of 2005. It had been previously noted that the $150,000 was to be in the form of a grant, however the City of Yonkers is requesting a zero percent cash flow loan. The Investment General Partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates L.P. (Coopers Crossing Apartments) a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003. Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities. To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising. Average occupancy through year-end 2004 is 88.6% and trending up to 96% for the second quarter of 2005.

The property also experiences high operating costs attributed to foundation and stress cracks identified in an engineers report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

There was no foundation work completed in 2004. The overall estimate to complete the foundation work and address the interior issues as a result of the movement is estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2005, it is anticipated that $37,000 of capital work would be completed unrelated to the building movement issues.

The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are on-going. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 39 unit property. In 2004 the property operated below breakeven and maintained an average occupancy of 86%. The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005. Since the new management has taken over, operations have improved through the second quarter of 2005 and the property was able to operate above breakeven. The property was 97% occupied as of June 2005. The Operating General Partner also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.

Century East IV, LP is a 24 unit development located in Bismarck, ND. Average occupancy for the second quarter of 2005 was 93% with an overall average of 90.5% for the year. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.73 and maintaining an average occupancy of 87.2%. The Investment Limited Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP is a 24 unit development located in Bismarck, ND. Average occupancy for the second quarter of 2005 was 91.6% with an overall average of of 91.7% for the year. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The property generated cash in 2004, while operating with a Debt Coverage Service Ratio of 1.0 and maintaining an average occupancy of 88.19%. The Investment Limited Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 25

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at June 30, 2005. Out of the total 21 were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 25 reflects net loss from Operating Partnerships of $(149,631) and $(266,132), respectively, which includes depreciation and amortization of $524,506 and $526,141, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property suffers from an interest rate of 11.03%, which results in a very high debt service. The rate is locked for a period of 10 years with onerous prepayment penalties. The lock out expires in 2006, at which time the Operating General Partner has indicated that he will refinance at more favorable terms. The expected decrease in interest will greatly aid the cash flow of the property. The property has improved upon its occupancy reflecting a 94% rate at the end of the second quarter of 2005. In addition the property has kept expenses in check with state averages. The replacement reserve account has been adequately funded. The Operating General Partner continues to fund operating deficits despite the fact that the guarantee expired in September of 2001.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 360 unit apartment complex in Indianapolis, Indiana. Despite occupancy of 92%, the property did not break even in 2004 due to very high operating expenses. Operating expenses averaged $5,007 per unit in 2004 (approximately $1,000 above the state average). In June of 2005, the partnership underwent a change in Operating General Partner, which was accompanied by a change in management. The new Operating General Partner and management company are working to leverage their considerable strengths in the Indianapolis market in order to lower operating expenses. Through the second quarter of 2005, management was able to lower annual operating expenses to $4,259 per unit by significantly reducing salaries. Occupancy through June 2005 has increased slightly to 93%, a trend which management expects to continue. Current operations yield a debt coverage ratio of .96, slightly below breakeven. At current occupancy levels it is necessary for management to reduce operating expenses to $4,200 to achieve breakeven operations.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18-unit property located in Harlem, NY. In the second quarter of 2005, the property had average occupancy of 100% and operated above breakeven with a Debt Coverage Service Ratio of 1.16. This improvement is primarily due to the refinancing in 2004 that reduced the debt service payment by $11,000 annually. Work is currently on-going for the submetering of the commercial spaces. This is expected to reduce the utility expenses of the property and increase cash flow. The commercial tenants contributed to fund the submetering expense. The 2005 audit showed withdrawals by the Operating General Partner that were not in accordance with the Partnership Agreement. The Investment General Partner is discussing the return of the funds with the Operating General Partner and continues to monitor the work progress on the commercial space. The mortgage, taxes, and property insurance are all current. As the operations have improved and stabilized, special disclosure will not be reported in the future.

M.R.H., L.P. (The Mary Ryder Home), a 48 unit property located in St. Louis,MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership's books and records. As a result of their audit, the IRS has proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal on June 30, 2003 and continue negotiations with the IRS Appeals Office. As of the second quarter of 2005, there has not been a resolution to the issue.

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

Rose Square L.P. (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. The property is operating above breakeven through the second quarter of 2005 although it operated below breakeven in 2004 due to low occupancy. The area in which this property is located is very depressed and the marketing efforts have not been successful in stabilizing occupancy above 90%. Occupancy increased to 90% in the second quarter of 2005. When the property was built a tax abatement was in place. The abatement expired in February 2002, and taxes increased to $9,800. Spread over 11 units, this was prohibitive to generating cash flow. The property was re-assessed by the county, and received a reduction in real estate taxes of approximately 25% to $7,500 in 2005. The Investment General Partner will continue to monitor operations and occupancy.

Century East II Apartments, LP is a 24 unit property located in Bismarck, ND. Average occupancy for the first quarter of 2005 was 79.2%, a substantial decline from the previous year where occupancy was as high as 95%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the General Partner lowers rental rates whenever occupancy levels drop below 90%. The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.77 and maintaining an average occupancy of 85.8%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 26

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 26 reflects net loss from Operating Partnerships of $(306,501) and $(346,712), respectively, which includes depreciation and amortization of $734,422 and $740,333, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 26 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Bearuegard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb Apartments A LDHA. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total. The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Country Edge LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.82 and maintaining an average occupancy of 89.9%. Average occupancy through the second quarter of 2005 was 94%. The property's occupancy issues arose because of issues surrounding a refugee population similar to 2002. A number of refugees had rented apartments after meeting the resident selection criteria. However, a few of the residents had criminal backgrounds that were not exposed during the typical background check. Management will need to begin eviction proceedings on the problem residents as well as non-paying residents which may leave the development with a large vacancy rate. The Operating General Partner/management company continues to offer rent concessions and rate reductions as a rental incentive. There is currently no on-site management at this time. A search is underway for a new manager. During the interim, other area managers are covering the property. Security has been stepped up at the property and Luthurian Social Services is counseling the exsiting population to help curb any issues The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of .92 and maintaining an average occupancy of 91.2%. Average occupancy through the second quarter of 2005 was 92%. The management company continues to offer rental concessions and rate reductions until occupancy has stabilized. Market conditions for townhomes has soften in the area. The Operating General Partner is reviewing the current layout of the development to determine if a market niche can be applied i.e. offing microwave ovens to all residents. Despite the increase in occupancy, concessions and rate reductions have contributed to the negative cash flow at the property. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP is a 24 unit development located in Bismarck, ND. The property expended cash in 2004, while operating with a Debt Coverage Ratio of 0.78 and maintaining an average occupancy of 84%. Average occupancy through the second quarter of 2005 was 87%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner continues to lower rental rates whenever occupancy levels drop below 90%. The manager was replaced in late May with a more seasoned manager. As a result occupancy rose slightly in July to 91.6%. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grayson Manor LP (Grayson Manor Apartments), a 32 unit development located in Independence, VA, suffered a lightning strike and subsequent fire on May 10, 2005. The resulting damage forced the residents of 8 units from their apartments. Those living in 6 of the 8 units were allowed to return to their homes after the building's sprinkler system was re-activated, approximately one week later. The 2 remaining units and the attic area above them suffered substantial damage and the units are unoccupied as the Operating General Partner solicits bids for the repair work. At the time of this report, no timetable is available for the reconstruction of these units and the repair of the attic area.

Calgory Apartments III, LP is a 24 unit development located in Bismarck, ND. The property generated cash in 2004, while operating with a Debt Coverage Service Ratio of 0.82 and maintaining an average occupancy of 82.3%. Average occupancy through the second quarter of 2005 was 82.0% increasing in May and June to 91.6% each month. The manager was replaced in late May and has since made some positive changes in the overall occupancy at the development. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Jackson Bond LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. The property operated above break even in 2004, with a 1.16 Debt Coverage Ratio. Occupancy averaged 83.2% during 2004, but has continued to improve in the last two quarters. Occupancy averaged 88% during the first quarter of 2005, and was 95% occupied as of June 2005. The site is currently operating above break even with a Debt Coverage Service Ratio of 1.24.

Series 27

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 27 reflects net loss from Operating Partnerships of $(255,469) and $(226,813), respectively, which includes depreciation and amortization of $435,600 and $446,996, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 27 has invested in Magnolia Place Apartments Partnership (the "Calhoun Partnership") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The affordable housing property owned by the Calhoun Partnership is located in Mississippi and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships where Reimer Calhoun either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Centrum Fairfax LP II (Forest Glen at Sully Station Phase II) is a 119-unit senior complex located in Fairfax, VA which has historically experienced low occupancy. In 2004, average physical occupancy was 83%. Through the 2nd quarter of 2005, the average occupancy was 79%. The Operating General Partner is currently in the process of converting one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). The Operating General Partner will be relocating the one bedroom tenants from adjacent phase I to phase II which would improve the overall performance of the project. The Operating General Partner is projection to start the conversion process in the fourth quarter of 2005. The property is in excellent physical condition. The Operating General Partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the Operating General Partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Holly Heights Limited Partnership (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 73% for 2004. Occupancy increased slightly and averaged 80% through the second quarter of 2005. The site manager stated there has been increased activity at the property due the increase in the military population at the area base. Despite the recent up swing, there are still limited job opportunities in the area, and as a result, residents continue to move to other areas to find work. Also, management continues a strong campaign of evicting residents who do not pay their rent. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of 1 month free rent and other incentives, such as lower rents, no security deposits and increased resident referral rewards. As a result of the low occupancy, there is negative cash flow and high payables. The Investment General Partner will continue to closely monitor the property. The Operating General Partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. In 2004, the property operated below breakeven due to low rental income, collections loss and high expenses. In January 2005, the partnership implemented a 10% rent increase that increased the annual rental revenue by approximately $20,000. This contributed to above breakeven operations in the first two quarters of 2005. The management company continues to work in reducing tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Other methods of improving collections are also being discussed with the management company. In the second quarter of 2005, the Operating General Partner hired a consultant to conduct a review of past water and sewer bills, resulting in a credit of $25,000 for previous years' overpayment. They are also conducting a similar review of their gas utilities. The Investment General Partner continues to work with the Operating General Partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of tax abatement.

Series 28

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 28 reflects net loss from Operating Partnerships of $(407,751) and $(342,041), respectively, which includes depreciation and amortization of $576,484 and $555,889, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 28 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total. The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

1374 Boston Road L.P. (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The property had below breakeven operations due to low occupancy and high debt service payments. Occupancy averaged 82% in the second quarter of 2005 due to evictions of non-paying residents and management's slow lease up of vacant units. Due to a history of non-paying residents, they are tightening their tenant screening criteria. However, due to the lack of credit-worthy applicants, units remained vacant for months before being rented. In 2003, the partnership recorded a $112,000 loan from the Operating General Partner to pay for a tax lien. This loan is being repaid at 7% interest. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the Operating General Partner, without reimbursement, as part of his obligation to complete construction of the property per the Partnership Agreement and the Development Agreement. The Investment General Partner's repeated requests to restructure the loan were not heeded. Legal counsel is drafting a letter demanding a restructuring of the removal of the loan from the partnership account and the return of all payments made on this loan. The Investment General Partner continues to monitor this property. The mortgage, property taxes and insurance are current.

Clubview Partners (Park Plaza 1 and 2) is a 128 unit property located in West Memphis, AR. Low occupancy and high expenses have caused the property to operate below break even in 2004. Occupancy has been and continues to be low, averaging 88% in 2004 and through the second quarter of 2005. Tenants have been deterred by the property's views of the interstate highway, as well as the quality of the neighborhood. Management is offering rent concessions in the form of rent reductions, move-in specials, and waiving security deposits requirements in an effort to lure prospective residents. Management typically sees major increases in traffic and leasing in July and August. The General Partner continues to fund deficits.

Series 29

As of June 30, 2005 and 2004 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at June 30, 2005 all of which were 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 29 reflects net loss from Operating Partnerships of $(439,214) and $(328,453), respectively, which includes depreciation and amortization of $697,726 and $618,827, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 29 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Edgewood Apartments Partnership, Plametto Place Apartments and Westfield Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total. The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2004. The main reason for its cash expenditure is its low occupancy, which improved to average 92% for the fourth quarter of 2004. The Operating General Partner felt that the property was operating below breakeven due to the performance of the management company. The Operating General Partner took over management of the property at the beginning of the first quarter of 2005. At that time, they evicted a number of non-paying residents and the re-leasing of the units has been slow, which has caused the property to continue to operate below breakeven through the second quarter of 2005. In the past the Operating General Partner has had difficulty reporting in a timely manner. The Investment General Partner will be working closely with the new management company and the Operating General Partner to improve reporting for the property.

Lincoln Hotel Partnership, L.P. (Lincoln Hotel), is a 41-unit single-room occupancy (SRO) property located in downtown San Diego, CA. In 2004, the partnership operated below breakeven because of low rental income and high operating expenses. Due to additional program funding requirements, the income limit is at 25.15% of the area median income (or $12,147 for 1-person). This results in an average rent of $272 per unit per month. In May, 2004 management received approval to implement an 8% rent increase on lease renewal that is expected to bring the property back to breakeven operations. The Lincoln Hotel also has a commercial tenant at the property which accounts for approximately 44% of the annual income to the property. In 2004, the partnership refinanced its existing high interest mortgage (8.25%) without the approval of the Special Limited Partner, and this is not in accordance with the Partnership Agreement. This has been discussed with the Operating General Partner, and the executed loan documents have been requested for review by the Investment General Partner. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property suffers from an interest rate of 11.03%, which results in a very high debt service. The rate is locked for a period of 10 years with onerous prepayment penalties. The lock out expires in 2006, at which time the General Partner has indicated that he will refinance at more favorable terms. The expected decrease in interest will greatly aid the cash flow of the property. The property has improved upon its occupancy reflecting a 94% occupancy rate at the end of the second quarter 2005. In addition the property has kept expenses in check with state averages. The replacement reserve account has been adequately funded. The Operating General Partner continues to fund operating deficits despite the fact that the guarantee expired in September of 2001.

Forest Hill Apartments L.P. (The Arbors) is an 85 unit, Senior Property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire. The Operating General Partner received an initial insurance payment totaling $500,000 and it was determined that the building should be raised due to the significant fire and water damage. After bidding the property repairs, the Operating General Partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The Operating General Partner's primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more then $10,000. The Operating General Partner appealed their initial determination regarding additional coverage and to date have had no formal resolution. The Operating General Partner received an additional insurance payment totaling $2 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender. The lender approved the release of sufficient insurance proceeds $148,000 to raise the property which occurred in the third quarter of 2004.

As of June 30,2005, construction had not begun at the property as the Operating General Partner is not prepared to fund the current $1.4 million difference between replacement cost, including the code changes and the insurance proceeds allocated to the project to date. The insurance company, as noted above, has taken the position that the policy covers only $10,000 of the code changes. However the Operating General Partner believes their policy should cover up to $2.5 million dollars in code changes. The Operating General Partner has been diligently attempting to get a resolution to code change coverage and has provided the Investment General Partner with e-mails and documents supporting their efforts. The insurance company has continued to use stalling tactics, pushing the claim from one underwriter to another.

Determining that the Operating General Partner is at an impasse with the insurance company, to resolve the code change issues, the Operating General Partner has retained counsel and filed suit in the first quarter of 2005. The case is expected to be heard in the third quarter of 2005. Preliminary disclosure have been file by both parties and a settlement hearing has been scheduled for September 14, 2005. If they are unable to come to an agreement at the settlement hearing the trial date is scheduled for December 6 & 7 2005. It is the Operating General Partner's intention to reconstruct the property once the issues with its insurance company are resolved.

It is important to note that the Operating General Partner is an experienced developer with experience in loss claims. While he anticipates he will be successful in obtaining the additional proceeds required, the Investment General Partner is working with legal counsel to determine its recourse should the Operating General Partner's claim be unsuccessful.

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

Bryson Apartments LP (Pecan Hill Apartments) is a 16 unit family apartment complex located in Bryson TX. The property suffers from poor occupancy and per unit operating expenses above state averages. The regional property manager is aware of both of these issues and has made assurances that he is marketing the property aggressively and is working to decrease expenditures. The General Partner has a guarantee, which is unlimited in time and money

Series 30

As of June 30, 2005 and 2004 the average Qualified Occupancy for the series was 100% and 98.6%, respectively. The series had a total of 20 properties at June 30, 2005 all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 30 reflects net loss from Operating Partnerships of $(295,800) and $(303,418), respectively, which includes depreciation and amortization of $333,836 and $361,436, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four Limited Partnership (Whistle Stop Apartments) is a 28-unit family complex in Gentry, Ar. This property has historically had trouble with occupancy. The site manager states that it has been difficult to find income qualified tenants who can still afford the rent. The occupancy numbers in 2005 improved to 90% thru the second quarter, an increase from an 84% average in 2004. The property also generated a positive cash flow of $4,828.34 for the first half of 2005.

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

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004 with a ten-day notice to cure. The Investment General Partner reviewed options to correct the loan default. Property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The management company had improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community, however operations were still suffering. The deferred maintenance and high payables were a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner visited the property to evaluate its condition and determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. The Investment General Partner has hired an attorney to represent the partnership. The attorney has answered the foreclosure complaint and submitted a proposed settlement. The lender denied the proposed settlement and is continuing in the foreclosure process. During June, the lender sent a letter to the management agent demanding that they forward all rents directly to them. The Investment General Partner agreed to send them the net cash flow after all expenses are paid, including any capital improvements. To date, the lender has been sent $30, 171. In late 2004, HUD contracted with a consultant to do an analysis of this property and four others in New Mexico, (all with HOME funds) to determine if it would be prudent to allow additional HOME funds to be lent to the properties as part of a debt restructure. The final report was not completed as of the end of June 2005. These funds along with others that the Investment General Partner is currently pursuing would allow for a complete restructure of the debt prior to foreclosure being granted.

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

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004 with a ten-day notice to cure. The current Investment General Partner reviewed options to correct the loan default. The property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The deferred maintenance and high payables are a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner conducted a site visit to evaluate the condition of the property to determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. The Investment General Partner has hired an attorney to represent the partnership. The attorney has answered the foreclosure complaint and submitted a proposed settlement. The lender denied the proposed settlement and is continuing in the foreclosure process. During June, the lender sent a letter to the management agent demanding that they forward all rents directly to them. The Investment General Partner agreed to send them the net cash flow after all expenses are paid, including any capital improvements. To date there has not been funds available to pay them due to the high payables and needed capital improvements at the property. In late 2004, HUD contracted with a consultant to do an analysis of this property and four others in New Mexico, (all with HOME funds) to determine if it would be prudent to allow additional HOME funds to be lent to the properties as part of a debt restructure. The final report was not completed as of the end of June 2005. These funds along with others that the Investment General Partner is currently pursuing would allow for a complete restructure of the debt prior to foreclosure being granted.

JMC LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Due to increased marketing efforts by the management company, average occupancy for the third and fourth quarters of 2004 increased to 95% from a first and second quarter average of 82%. Occupancy averaged 100% during the first quarter of 2005, and averaged 89% during the second quarter of 2005. The property has a waiting list of tenants who qualify at the 30% income level; however, finding tenants who qualify for the property's 60% income vacancies is a problem. Management is currently running ads in the local newspaper that specifically target the 60% layer. Operating expenses increased by 10% in 2005, and are well above state average. Management is planning to install a gas-powered generator that should ultimately cut heating, electric, and hot water costs substantially. In addition, the site will increase rents by 5% in April 2005.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Low occupancy through most of 2004 contributed to high operating expenses and negative cash flow. In September 2004, road construction near the building was completed and physical occupancy started to increase. Rents were increased by $10 per unit in the third quarter of 2004 and average occupancy in the third quarter of 2004 was 94%. In the first quarter of 2005, occupancy increased to 97%, but decreased to 90% in the second quarter. In March of 2005, the General Partner replaced the property management company with Cohen-Esrey RE Services. The new management company has made substantial changes to the overall marketing and management of the property and is confident occupancy will increase in the third quarter. With increases in rents and a recent reduction in real estate taxes of $18,686, management hopes to achieve breakeven in 2005.

Nocona Apartments, L.P. (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Occupancy was 75% at the end of the second quarter of 2005. Due to high, per unit operating expenses, and low occupancy the property is due to expend ($20,000.00) in 2005. The regional manager has informed the Investment Limited Partner that the property has begun an aggressive marketing campaign to lease the vacant units The Operating General Partner has reported similar occupancy struggles at the nearest adjacent property, both of which are 100 miles outside of Dallas. The Operating General Partner has an unlimited guarantee in time and amount, to fund all shortfalls.

Madison Partners (Park Trace Apartments) is a 84 unit property located in Jackson, TN. The property was unable to break-even in 2005 due to a combination of low occupancy and high expenses. Operating expenses, which averaged approximately $4,200 per unit during the second quarter of 2005, were approximately $500 per unit above state average. Occupancy has been and continues to be mediocre, averaging 89.5% in 2004, 88.5% during the first quarter and second quarters of 2005. Management expects occupancy to increase given the fact that its two other properties in the area are 90% and 96% occupied respectively.

Series 31

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at June 30, 2005 all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 31 reflects net loss from Operating Partnerships of $(483,747) and $(280,766), respectively, which includes depreciation and amortization of $830,071 and $834,671, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. Occupancy continues to suffer in 2005 averaging 77% through the second quarter of 2005. Management has stated that the housing market in Atlanta is soft and that the property is constantly competing with other low-income properties in the neighborhood. Utility expenses are high as a result large scale improvements to the sewage system in the City of Atlanta. As a result of the declining occupancy, and high operating expenses, the property continues to operate below breakeven. The Investment General Partner has been working with the Operating General Partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections. A new site manager has been hired during the second quarter of 2005. The Investment General Partner will continue to closely monitor the efforts of the Operating General Partner until operations have stabilized.

Pilot Point Apartments is a 40-unit property located in Pilot Point, TX. In January 2004, there was a fire in a unit that damaged the unit and caused smoke damage in the seven other units in the building. Due to the damage, the entire 8-unit building was taken offline. The repairs were all completed and paid for from the insurance proceeds. The certificates of occupancy were issued as of August 15, 2004. Repairs were not completed until 8 months after the fire due to the delay in reaching a settlement with the insurance provider. Occupancy has continued to struggle after the fire and averaged 73% in 2004. The manager was replaced in November 2004 and they have expanded their advertising efforts. Occupancy has improved significantly and averaged 91% for the second quarter of 2005. Due to the increase in occupancy, the property has been able to operate above breakeven in the first two quarters of 2005.

Silver Creek Apartments, is a 112 unit property located in Flat Rock, MI. In 2004 the property operated below breakeven and maintained an average occupancy of 91%. The former management company was terminated for issues related to Pine Lake apartments, not for Silver Creek Apartments. The contract the

Operating General Partner, ("MHT") had signed with Matrix Management was applicable to three properties. Termination of one terminated the remaining two, so when MHT terminated Matrix Management's employment, for cause, they effectively terminated there management at Silver Creek as well. Pending litigation exists between Matrix and MHT Housing. A hearing for the lawsuit MHT has filed against Matrix was scheduled for March 2004, which was then postponed. The Investment General Partner received a subpoena to be deposed on behalf of MHT, which was conducted in April 2005. Further court dates have not been shared with the Investment General Partner at this time.

The property operated with a Debt Coverage Service Ratio of .55 in 2004 and 1.19 in 2003 after required reserve deposits. The Operating General Partner has funded operating deficits in 2004 and has funded an operating reserve of $50,000 as required by the Partnership Agreement. Occupancy continues to improve in 2005 with an average occupancy through the second quarter of 2005 of 96% .The local economy is fair with high turnover due to job transfers. Bad debt for 2004 was $52,068. Collections remain strong in 2005. The property ended with about $12,000 delinquent in resident balances but now that the occupancy is strong, management is focusing on collections. The Investment General Partner will continue to work with the Operating General Partner to stabilize operations. The mortgage, property taxes, and insurance are current.

Canton Housing I (Madison Heights Apartments) is an eighty unit property located in Canton, Mississippi. The property was unable to break even in 2004 due to occupancy which averaged 80%. Management has taken several measures in its effort to increase occupancy. Advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager have yielded steady and substantial increases in occupancy through the second quarter of 2005. Occupancy, which began the year at 84%, has climbed to 96% through June 2005. Current occupancy and expense levels will support positive cash flow.

Canton Housing IV (Canton Manor Apartments) is a 32 unit property located in Canton, Mississippi. In 2004 the property was unable to break even due to low occupancy. Occupancy averaged 81% in 2004, but increased to 88% through the second quarter of 2005, a direct result of management's efforts to advertise the property in local newspapers, offer attractive rental concessions and employ a full-time onsite manager. Current occupancy levels are insufficient to support breakeven operation at current operating expense levels. Management will continue to focus its efforts on raising occupancy levels.

Riverbend Housing Associates (Riverbend Estates) is a 28 unit property located in Biddeford, ME. The property was unable to break even in 2004 due to high operating expenses and low to mediocre occupancy. An unusually long and snowy winter resulted in high operating costs due high fuel consumption and high snow removal costs. Occupancy averaged 83.9% in 2004. First quarter occupancy averaged 92%; however, second quarter occupancy as slipped to 86%. The property has a waiting list of residents who qualify at the 30% income level; however, finding residents who qualify for the property's 60% income vacancies continues to be a problem. Management ran ads in the local newspaper that specifically target the 60% layer, but response to the advertisements continues to be from people who cannot afford the 60% rental rates. Management has analyzed its rental rates against the local market, and believes its rates are comparable. Management has sought the assistance of the local Housing Authority, and has also linked with a local agency that assists disabled people with housing in an effort to obtain referrals

Series 32

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2005, all of which were at 100% Qualified Occupancy

For the period ended June 30, 2005 and 2004, Series 32 reflects net loss from Operating Partnerships of $(401,784) and $(350,780), respectively, which includes depreciation and amortization of $519,307 and $615,488, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 32 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total. The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. Historically occupancy for this property has been 100%, however thru the first half of 2005 it declined slightly to 98%. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. As result of the reduced interest rate and stable operating expenses in 2005 the property is operating with positive cash flow thru the second quarter of 2005. This trend is expected to continue thru the end of 2005.

Indiana Development Limited Partnership (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property operates below breakeven as a result of low occupancy which was last reported at 77% for June 2005. The Investment General Partner's staff visited the property in June to determne the cause of the low occupancy and poor performance of the property. Directly following this meeting, the General Partner requested permission to change management companies effective August 1, 2005. The new management contract includes specific terms of performance, including leasing, marketing, staff training and education. The physical condition of the development is excellent and the site visit produced high scores. The Operating General Partner is optimistic that occupancy will improve substantially and the property will breakeven by year end. The Operating General Partner's Operating Deficit Guarantee, which was unlimited in amount, expired in June 2004. The Operating General Partner is active in the industry and as such, has continued to fund deficits.

Series 33

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 33 reflects net loss from Operating Partnerships of $(187,354) and $(190,749), respectively, which includes depreciation and amortization of $243,975 and $292,151, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 33 has invested in Forest Park Apartments (the "Calhoun Partnership") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The affordable housing property owned by the Calhoun

Partnership is located in Louisiana and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 33 from the Calhoun Partnership is approximately $208,599, which is approximately 8% of the total annual tax credit available to investors in Series 33.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. Historically occupancy for this property has been 100%, however thru the first half of 2005 it declined slightly to 98%. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. As result of the reduced interest rate and stable operating expenses in 2005 the property is operating with positive cash flow thru the second quarter of 2005. This trend is expected to continue thru the end of 2005.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. Occupancy averaged 91% in 2004, and has improved slightly in 2005 averaging 95% during the first quarter, and 93% during the second quarter. The primary problem that continues to plague the property is the exorbitant utility expenses. The site was originally a high school, and the high ceilings make the site difficult to heat. Furthermore, management was unable to lock in its 2004 utility rate, causing the utility rate to increase by 40%. Management is planning to install a gas-powered generator at the project that should ultimately cut heating, electric, and hot water costs substantially. Furthermore, management is attempting to reduce heating costs through minor structural changes. The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Bradford Group Partners of Jefferson County, L.P. (Bradford Park Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 87% for the first two quarters of 2005. The site manager has been successful in retaining current residents by offering different types of incentives. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

Merchants Court, L.P. (Merchant Court Apartment) is a 192-unit property located in Dallas, GA. The property struggles with occupancy problems due to competitive homeownership programs and the performance of the prior regional and site managers. In December 2004, a new team (regional and site manager) took over Merchants Court and made substantial changes in the management of the property. Tenant retention was the priority, and the site manager implemented a fitness program, a kids' club (a social club for the residents' children), and one-day maintenance turnaround guarantee. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Because of these efforts, occupancy increased to 89% by June 2005, from a low of 63% in January 2005. Accounts payable were paid down substantially due to draws from the operating reserve funds, but remain a concern. The Investment General Partner continues to monitor the improving performance of this property on a weekly basis. Taxes, mortgage and insurance payments are all current.

Series 34

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 34 reflects net loss from Operating Partnerships of $(486,271) and $(408,449), respectively, which includes depreciation and amortization of $553,867 and $560,985, respectively. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operates below breakeven as a result of low occupancy, which was reported at 75% as of June 2005. Boston Capital staff visited the property in June to determine the cause of the low occupancy and poor performance of the property. Directly following this meeting, the General Partner requested permission to change management companies effective August 1, 2005. The new management contract includes specific terms of performance, including leasing, marketing, staff training and education. The physical condition of the development is excellent and the site visit produced high scores. The General Partner is optimistic that occupancy will improve substantially and the property will breakeven by year end. Although the General Partner's Operating Deficit Guarantee has since lapsed, the Operating General Partner has continued to fund the property.

Merchants Court, L.P. (Merchant Court Apartment) a 192-unit property located in Dallas, GA. The property struggles with occupancy problems due to competitive homeownership programs and the performance of the prior regional and site managers. In December 2004, a new team (regional and site manager) took over Merchants Court and made substantial changes in the management of the property. Tenant retention was the priority, and the site manager implemented a fitness program, a kids' club (a social club for the residents' children), and one-day maintenance turnaround guarantee. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Because of these efforts, occupancy increased to 89% by June 2005, from a low of 63% in January 2005. Accounts payable were paid down substantially due to draws from the operating reserve funds, but remain a concern. The Investment General Partner continues to monitor the improving performance of this property on a weekly basis. Taxes, mortgage and insurance payments are all current.

Series 35

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 35 reflects net loss from Operating Partnerships of $(191,055) and $(161,757), respectively, which includes depreciation and amortization of $382,761 and $370,686, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104-unit property located in Dickson, Tennessee. The property operated below break-even in 2004 due to its low occupancy average of 85.6%. As a result of increased marketing efforts, the property was able to boost occupancy and has maintained 93% occupancy during the first and second quarters of 2005. Despite the increase in occupancy, the property did not break even in the second quarter of 2005 due to high bad debt and administrative expenses. The property's performance should continue to improve if management can maintain current occupancy. Despite the fact that his guarantee has expired, the Operating General Partner continues to fund deficits.

Columbia Woods LP (Columbia Woods Townhomes) is a 120 unit property located in Newnan, GA. With a Debt Coverage Service Ratio of .67, the property performed below break even and expended a total of $56,030 through June of 2005. Operating expenses averaged $3,843/unit in 2004 and decreased to $3,557/unit through the first two quarters of 2005, due to decreases in utilities and maintenance expenses, moving them below the state average. Low occupancy is a problem at the property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy, which averaged 87% in 2004 and, remains at 87% through June of 2005. Management will continue to aggressively market the property through local media to fill vacant units.

Series 36

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 99.7% and 100%, respectively. The series had a total of 11 properties at June 30, 2005. Out of the total 10 were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 36 reflects net loss from Operating Partnerships of $(128,718) and $(169,315), respectively, which includes depreciation and amortization of $267,222 and $272,636, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 36 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

New Caney Housing II, LP (Garden Gates Apartments) is a 32 unit family property located in New Caney, TX. In 2004 the property operated at 85% occupancy. Occupancy declined to 75% through the second quarter of 2005 due to ineffective site management. There were four different managers during that time and some longer then desirable periods between managers. Also, the regional supervisor over the property did a less then effective job. As of April 2005 a new manager and a new regional manager were in place. They both focused on a stronger marketing effort and management has built an incentive based compensation package for the manager which focuses on reducing vacancies, while at the same time increasing collection percentages. The 2004 operating expenses averaged $3,286 per unit which was below the Investment General Partner's prior year state average expense per unit. The 2005 operating expenses were trending even lower at $2,968. Mortgage, taxes and insurance all current. The management company is deferring all fees until operations improve.

Valleyview Estates LP (Valleyview Estates Apartments) is a 32 unit development located in Branson West, MO. In January of 2005 the property suffered a fire which destroyed a portion of one building. At the time of the fire 8 units were taken offline. Minor repairs were made to 4 of these units and they were subsequently reoccupied. The remaining 4 units were demolished and are in the process of being rebuilt using insurance funds. All insurance proceeds sufficient to repair the damage have been released by the Investment General Partner and reconstruction of the affected units will be completed by the end of the third quarter of 2005. The insurance proceeds totaled $348,123.79.

Aloha Housing LP (Farmington Meadows) is a 69 unit property located in Aloha, OR. Despite economic occupancy of 99%, the property operated with a Debt Coverage Service Ratio of 0.96, due to high maintenance expenses. Management is working to substantially decrease maintenance expenses in 2005. Operating expenses, which averaged $4,020 per unit in 2004, have been reduced to $3,625 per unit through the second quarter of 2005. Average occupancy remained steady at 99% through June of 2005. At current occupancy levels, the current operating expense level is sufficient to support breakeven operation.

Series 37

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 37 reflects net loss from Operating Partnerships of $(149,308) and $(112,601), respectively, which includes depreciation and amortization of $347,069 and $352,703, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy, high utility expenses and excessive property tax liabilities. Occupancy averaged 91% in 2004, and has improved slightly in 2005 averaging 95% during the first quarter, and 93% during the second quarter. The primary problem that continues to plague the property is the exorbitant utility expenses. The site was originally a high school, and the high ceilings make the site difficult to heat. Furthermore, management was unable to lock in its 2004 rate, causing the utility rate to increase by 40%. Management is planning to install a gas-powered generator at the project that should ultimately cut heating, electric, and hot water costs substantially. Furthermore, management is attempting to reduce heating costs through minor structural changes. The Operating General Partner continues to fund deficits using the operating deficit reserve account and his operating deficit guarantee is unlimited in time and amount.

Columbia Woods LP (Columbia Woods Townhomes) is a 120 unit property located in Newnan, GA. With a Debt Coverage Service Ratio of .67, the property performed below break even and expended a total of $56,030 through June of 2005. Operating expenses averaged $3,843/unit in 2004 and decreased to $3,557/unit through the first two quarters of 2005, due to decreases in utilities and maintenance expenses, moving them below the state average. Low occupancy is a problem at the property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy , which averaged 87% in 2004 and, remains at 87% through June of 2005. Management will continue to aggressively market the property through local media to fill vacant units.

Series 38

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2005, all of which were at 100% qualified occupancy.

For the period ended June 30, 2005 and 2004, Series 38 reflects net loss from Operating Partnerships of $(125,146) and $(218,351), respectively, which includes depreciation and amortization of $244,765 and $288,243, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 38 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Columbia Creek, L.P. (Columbia Creek) is a 172 unit (137 LIHTC units) family project in Woodstock, GA. In 2004, the property suffered from the combined effects of low occupancy and higher than average operating expenses, losing $65,703, or $382 per unit. Occupancy through the second quarter of 2005 has risen to 94% from an average of 91% in 2004. Operating expenses have declined from $4,191 per unit in 2004 to $3,508 through second quarter of 2005, due to significant decreases in maintenance expenses and are now below the state average. Replacement reserves, which were not funded during 2004, have been adequately funded through the second quarter. Through June of 2005 the partnership has generated cash of $45,024, or $262 per unit.

Series 39

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 39 reflects net loss from Operating Partnerships of $(205,267) and $(223,966), respectively, which includes depreciation and amortization of $186,918 and $231,059, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 39 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total. The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Arbors at Ironwood L.P. (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. Occupancy improved to 80% in the second quarter of 2005 up from an average of 75% in the first quarter. This improvement, as well as the significant reduction in accounts receivable is attributed to the new manager hired in April. The property is continues to operate at a deficit that is being funded by the Operating General Partner. Taxes, insurance, and mortgage payments are all current. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004. Occupancy reports are being forwarded to the Investment General Partner each week and bimonthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition. Another visit is scheduled for early August, 2005.

Columbia Creek, L.P. (Columbia Creek) is a 172 unit (137 LIHTC units) family project in Woodstock, GA. In 2004, the property suffered from the combined effects of low occupancy and higher than average operating expenses, losing $65,703, or $382 per unit. Occupancy through the second quarter of 2005 has risen to 94% from an average of 91% in 2004. Operating expenses have declined from $4,191 per unit in 2004 to $3,508 through the second quarter of 2005, due to significant decreases in maintenance expenses and are now below the state average. Replacement reserves, which were not funded during 2004, have been adequately funded through the second quarter. Through June of 2005 the partnership has generated cash of $45,024, or $262 per unit.

Series 40

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2005, all of which at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 40 reflects net loss from Operating Partnerships of $(187,609) and $(256,174), respectively, which includes depreciation and amortization of $364,694 and $366,495, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 40 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total. The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Arbors at Ironwood L.P. (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. Occupancy improved to 80% in the second quarter of 2005 up from an average of 75% in the first quarter. This improvement, as well as the significant reduction in accounts receivable is attributed to the new manager hired in April. The property is continues to operate at a deficit that is being funded by the Operating General Partner. Taxes, insurance, and mortgage payments are all current. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004. Occupancy reports are being forwarded to the Investment General Partner each week and bimonthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition. Another visit is scheduled for early August, 2005.

Series 41

As of June 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2005 all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 41 reflects net loss from Operating Partnerships of $(356,943) and $(717,349), respectively, which includes depreciation and amortization of $497,657 and $597,210, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 41 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Brookstone Place II LDHA, L.P. (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI. The first two quarters of 2005 saw significant improvement in occupancy from an average of 81% at 2004 year-end to a 94% average in the second quarter of 2005. This improvement is a direct result of management's focus on resident retention, site control, and targeted marketing efforts. Although accounts receivable were greatly reduced from the prior year, they began to increase in the second quarter. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004. Occupancy reports are being forwarded to the Investment General Partner each week and bimonthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition. Another visit is scheduled for early August, 2005. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Rural Housing Partners of Mendota, L.P. (Northline Terrace), is a 24-unit family property located in Mendota, IL. In 2004, the property had an average occupancy of 88.54% and operated with a debt coverage ratio of 0.84. Occupancy issues at the property stem from a lack of qualified applicants in the area. In an attempt to increase occupancy a new site manager, placed at the property in fourth quarter of 2004, has expanded the advertising, outreach and re-newed relationships with the local housing authority. Through the second quarter of 2005, occupancy was at 78% and is anticipated to increase to 88% by August 2005. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The mortgage, property taxes, and insurance are current.

Series 42

As of June 30, 2005 and 2004, the average Qualified Occupancy was 100% and 97.9%, respectively. The series had a total of 22 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 42 reflects net loss from Operating Partnerships of $(171,384) and $(143,765), respectively, which includes depreciation and amortization of $476,449 and $366,274, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 42 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total. The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $260,000 each. As a result, the property had a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs which have been paid in full as a result of the general partner transfer. One of the Operating General Partner's has proposed the substitution of a new Operating General Partner in place of one Operating General Partner interest. The new entity will hold 50% of the Operating General Partner interest in the Operating Partnership. The new Operating General Partner will be an LLC whose owners have substantial business interest and experience in real estate. As part of the Operating General Partner transfer, the new Operating General Partner will contribute funds to the Operating Partnership. The Operating General Partner transfer closed in mid-July, 2005. Per the current Operating General Partner, approximately $190,000 was contributed to the Operating Partnership to bring the mortgage current, pay off the general contractor and architect and bring the accounts payable current.

Average occupancy for the second quarter of 2005 was 93%. The property operated at below breakeven due to increased advertising and utility costs. The Operating Partnership's mortgage, taxes and insurance are current. As of mid-July, 2005, the physical occupancy was 95% with 1 unit leased for a projected physical occupancy of 95%. The property is currently offering a lowered security deposit with approved credit. The property is anticipated to maintain high occupancy rates throughout 2005 and generate positive cash flow by the third quarter of 2005.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 39 unit property. In 2004 the property operated below breakeven and maintained an average occupancy of 86%. The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005. Since the new management has taken over, operations have improved through the second quarter of 2005 and the property was able to operate above breakeven. The property was 97% occupied as of June 2005. The Operating General Partner also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.

Jeremy Associates L.P. (Coopers Crossing Apartments) a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003. Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities. To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising. Average occupancy through year-end 2004 is 88.6% and trending up to 96% for the second quarter of 2005.

The property also experiences high operating costs attributed to foundation and stress cracks identified in an engineers report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

There was no foundation work completed in 2004. The overall estimate to complete the foundation work and address the interior issues as a result of the movement is estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2005, it is anticipated that $37,000 of capital work would be completed unrelated to the building movement issues.

The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are on-going. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Series 43

As of June 30, 2005 and 2004, the average Qualified Occupancy was 100% and 95.8%, respectively. The series had a total of 22 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 43 reflects net loss from Operating Partnerships of $(363,278) and $(140,668), respectively, which includes depreciation and amortization of $624,051 and $355,651, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Alexander Mills L.P. (Alexander Mills Apartments) is a 224-unit new construction apartment complex located in Lawrenceville, Georgia. Construction completion fell behind eight months due to having to secure legal rights to public water sources. During this time, two other subsidized apartment complexes were constructed nearby, resulting in an overbuilt market. This caused the property to complete lease-up four months behind the original August 2003 projection. In response to increased competition, the Operating General Partner offered concessions, including reductions in rental rates and free rent. Occupancy reached a high of 98% in the first quarter of 2005 and the property generated $15,863 posting a Debt Coverage Service Ratio of 1.07. The property is performing well but has been unable to achieve a Debt Coverage Service Ratio of 1.20 necessary to convert to the permanent loan through Fannie Mae. Attempts to re-negotiate the terms of the loan through the lending agency failed. The Operating General Partner is currently in the process of securing more favorable terms for the permanent loan of this property. The old loan would be paid off with proceeds from the new loan, payment of the sixth equity installment and funds from the Operating General Partner. The new loan agreement will greatly improve the financial health of the property. The Operating General Partner is hopeful to resolve the loan issue in the third quarter of 2005. All of the associated fees have been funded directly by the Operating General Partner as part of the completion guarantee, which is unlimited in time and amount.

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

Dorchester Court Limited Dividend Housing Association Limited Partnership (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $260,000 each. As a result, the property had a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs which have been paid in full as a result of the general partner transfer. One of the Operating General Partner's has proposed the substitution of a new Operating General Partner in place of one Operating General Partner interest. The new entity will hold 50% of the Operating General Partner interest in the Operating Partnership. The new Operating General Partner will be an LLC whose owners have substantial business interest and experience in real estate. As part of the Operating General Partner transfer, the new Operating General Partner will contribute funds to the Operating Partnership. The Operating General Partner transfer closed in mid-July, 2005. Per the current Operating General Partner, approximately $190,000 was contributed to the Operating Partnership to bring the mortgage current, pay off the general contractor and architect and bring the accounts payable current.

Average occupancy for the second quarter of 2005 was 93%. The property operated at below breakeven due to increased advertising and utility costs. The Operating Partnership's mortgage, taxes and insurance are current. As of mid-July, 2005, the physical occupancy was 95% with 1 unit leased for a projected physical occupancy of 95%. The property is currently offering a lowered security deposit with approved credit. The property is anticipated to maintain high occupancy rates throughout 2005 and generate positive cash flow by the third quarter of 2005.

Lakewood Apartments-Saranac Limited Partnership (Lakewood Apartments) is a 24 unit property located in Saranac, MI. The property has been unable to break even due to low occupancy and high expenses. Occupancy averaged 84.7% during the first quarter of 2005 but increased to 100% during the second quarter. Management has historically had difficulty finding tenants with sufficient income to afford the property's rents. Funding for Section 8 vouchers in the area is scarce, and management has been in contact with the local Housing Authority regarding this matter. The occupancy surge was precipitated by Management offering one month rental concessions, move-in specials, and application fee waivers in an effort to attract tenants. Management's marketing push, which has increased advertising and payroll expenses, is responsible for higher than average operating expenses.

Series 44

As of June 30, 2005 and 2004, the average Qualified Occupancy was 100% and 96.5%, respectively. The series had a total of 8 properties at June 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2005 and 2004, Series 44 reflects net loss from Operating Partnerships of $(182,664) and $(102,374), respectively, which includes depreciation and amortization of $349,580 and $259,151, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Alexander Mills L.P. (Alexander Mills Apartments) is a 224-unit new construction apartment complex located in Lawrenceville, Georgia. Construction completion fell behind eight months due to having to secure legal rights to public water sources. During this time, two other subsidized apartment complexes were constructed nearby, resulting in an overbuilt market. This caused the property to complete lease-up four months behind the original August 2003 projection. In response to increased competition, the Operating General Partner offered concessions, including reductions in rental rates and free rent. Occupancy reached a high of 98% in the first quarter of 2005 and the property generated $15,863 posting a Debt Coverage Service Ratio of 1.07. The property is performing well but has been unable to achieve a Debt Coverage Service Ratio of 1.20 necessary to convert to the permanent loan through Fannie Mae. Attempts to re-negotiate the terms of the loan through the lending agency failed. The Operating General Partner is currently in the process of securing more favorable terms for the permanent loan of this property. The old loan would be paid off with proceeds from the new loan, payment of the sixth equity installment and funds from the Operating General Partner. The new loan agreement will greatly improve the financial health of the property. The Operating General Partner is hopeful to resolve the loan issue in the third quarter of 2005. All of the associated fees have been funded directly by the Operating General Partner as part of the completion guarantee, which is unlimited in time and amount.

Series 45

As of June 30, 2005 and 2004, the average Qualified Occupancy was 97.49% and 99.5%, respectively. The series had a total of 30 properties at June 30, 2005. Out of the total 25 were at 100% Qualified Occupancy, 1 property was in active lease-up, and 3 properties were still under construction. The series also had 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2005.

For the period ended June 30, 2005 and 2004, Series 45 reflects net loss from Operating Partnerships of $(74,734) and $(51,152), respectively, which includes depreciation and amortization of $281,952 and $165,707, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookstone Place II LDHA, L.P. (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI. The first two quarters of 2005 saw significant improvement in occupancy from an average of 81% at 2004 year-end to a 94% average in the second quarter of 2005. This improvement is a direct result of management's focus on resident retention, site control, and targeted marketing efforts. Although accounts receivable were greatly reduced from the prior year, they began to increase in the second quarter. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004. Occupancy reports are being forwarded to the Investment General Partner each week and bimonthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition. Another visit is scheduled for early August, 2005. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Harbet Avenue Limited Partnership (William B. Quarton Place) is a 28 unit family property located in Cedar Rapids, Iowa. The Investment General Partner has learned that during 2004 and through February 2005 inappropriate checks and wires were made to the Operating General Partner from the Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. The Operating General Partner is a not for profit organization that was experiencing financial difficulties. The accounting manager was able to make the monetary transfers due to a lack of oversight from the interim director. The accounting manager was fired in March 2005. The Operating General Partner has hired a new executive director and implemented steps to ensure that this cannot happen in the future. The steps include requiring all transfers to have a signature of the Executive Director, and the creation of a dual position model for the newly hired finance directors. All accounts will be moved to Bankers Trust in order to increase security. Accounts can be viewed on-line by the President, CEO, and the Board Chair. Activity reports will be reviewed monthly by the Board of Directors. In order to repay the funds back to the Partnership, the Board has formed a Property Options Committee to review all of their assets for a potential sale. Proceeds from the sale of properties, and from unrestricted donations will be targeted for the refunding of the Partnership accounts. All accounts are expected to be repaid by the end of 2005. Representatives of the Investment General Partner visited the site and met with the new Executive Director of the not for profit organization. The property shows well and is currently operating above breakeven. The Operating General Partner is using their management fee to re-instate the security deposit accounts to their appropriate levels. The Investment General Partner is requesting a plan in writing as to the proposals for paying back the balance of the funds. A default notice was sent to the Operating General Partner on June 1, 2005.The Investment General Partner is working with attorneys to determine the best way to ensure the funds are restored to the Partnership in a prompt manner.

Series 46

As of June 30, 2005 and 2004, the average Qualified Occupancy was 100%. The series had a total of 12 properties at June 30, 2005. Out of the total 11 were at 100% Qualified Occupancy and 1 property was under construction at June 30, 2005.

For the period ended June 30, 2005 and 2004, Series 46 reflects net loss from Operating Partnerships of $(43,776) and $(17,067), respectively, which includes depreciation and amortization of $179,665 and $44,229, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Exceptions to Certifications

The March 31, 2005 Balance Sheet of Boston Capital Tax Credit Fund IV L.P. is presented as unaudited in the Form 10-Q as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests.

Historically, the audits, and the reports thereon, of the local operating partnerships (typically owned 99% by the registrant) were performed in accordance with Generally Accepted Auditing Standards (GAAS).

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

Our independent registered public accounting firm has performed an audit of the registrant for the period ending March 31, 2005, but could not issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-Q with March 31, 2005 balance sheets as "UNAUDITED" as it is without an audit opinion.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 22, 2005		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 22, 2005	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.