Form 10-Q
period 2005-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2005-11-21
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2005

                                             or

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

Yes	No	X

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital	87-101
Statements of Cash Flows	102-157
Notes to Financial Statements	158-191

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	192-253

Item 3. Quantitative and Qualitative Disclosure About Market Risk	255

Item 4. Evaluation of Disclosure and Procedures	255

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	256

Signatures	257

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$363,054,981	$371,348,184

OTHER ASSETS

Cash and cash equivalents	12,374,366	18,346,447
Investments	11,107,327	16,022,675
Notes receivable	4,875,120	4,919,220
Acquisition costs net	34,609,748	35,278,068
Other assets	12,261,170	10,038,491
	$438,282,712	$455,953,085

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 38,479	$ 38,479
Accounts payable affiliates	29,609,290	26,220,340
Capital contributions payable	16,858,591	19,635,047
Line of credit	-	-
	46,506,360	45,893,866

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding, as of September 30, 2005	395,126,841	413,253,659
General Partner	(3,226,477)	(3,067,321)
Unrealized gain (loss) on securities
available for sale, net	(124,012)	(127,119)
	391,776,352	410,059,219
	$438,282,712	$455,953,085

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,798,781	$ 3,992,146

OTHER ASSETS
Cash and cash equivalents	38,161	2,435,923
Investments	463,027	-
Notes receivable	-	-
Acquisition costs net	75,016	76,802
Other assets	1,868,662	1,742,519
	$ 6,243,647	$ 8,247,390

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,962,289	2,808,344
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,350,315	3,196,370

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of September 30, 2005	3,172,650	5,331,075
General Partner	(279,318)	(280,055)
Unrealized gain (loss) on securities
available for sale, net	-	-
	2,893,332	5,051,020
	$ 6,243,647	$ 8,247,390

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 648,580	$ 796,088

OTHER ASSETS
Cash and cash equivalents	73,450	100,468
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs net	41,031	42,008
Other assets	280,232	280,232
	$ 1,500,932	$ 1,676,435

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,166,630	1,053,710
Capital contributions payable	457,642	457,642
Line of credit	-	-
	1,624,272	1,511,352

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of September 30, 2005	39,845	325,384
General Partner	(163,185)	(160,301)
Unrealized gain (loss) on securities
available for sale, net	-	-
	(123,340)	165,083
	$ 1,500,932	$ 1,676,435

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,301,300	$ 3,776,184

OTHER ASSETS
Cash and cash equivalents	262,146	272,446
Investments	-	-
Notes receivable	450,981	450,981
Acquisition costs net	128,935	132,005
Other assets	167,344	167,344
	$ 4,310,706	$ 4,798,960

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,226,401	2,099,106
Capital contributions payable	476,496	477,996
Line of credit	-	-
	2,702,897	2,577,102

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of September 30, 2005	1,810,811	2,418,720
General Partner	(203,002)	(196,862)
Unrealized gain (loss) on securities
available for sale, net	-	-
	1,607,809	2,221,858
	$ 4,310,706	$ 4,798,960

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,056,812	$ 8,808,920

OTHER ASSETS
Cash and cash equivalents	107,838	126,832
Investments	-	-
Notes receivable	-	-
Acquisition costs net	191,746	196,311
Other assets	269,371	269,371
	$ 8,625,767	$ 9,401,434

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,674,874	1,554,741
Capital contributions payable	117,796	117,796
Line of credit	-	-
	1,792,670	1,672,537

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, September 30, 2005	7,049,612	7,936,454
General Partner	(216,515)	(207,557)
Unrealized gain (loss) on securities
available for sale, net	-	-
	6,833,097	7,728,897
	$ 8,625,767	$ 9,401,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 5,501,888	$ 5,663,873

0THER ASSETS
Cash and cash equivalents	208,273	220,367
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs net	214,296	219,398
Other assets	857,394	857,394
	$ 6,937,329	$ 7,116,510

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 678	$ 678
Accounts payable affiliates	1,711,764	1,598,844
Capital contributions payable	368,239	368,239
Line of credit	-	-
	2,080,681	1,967,761

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of September 30, 2005	4,993,380	5,282,560
General Partner	(136,732)	(133,811)
Unrealized gain (loss) on securities
available for sale, net	-	-
	4,856,648	5,148,749
	$ 6,937,329	$ 7,116,510

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,436,087	$11,624,522

OTHER ASSETS
Cash and cash equivalents	158,506	378,135
Investments	197,748	-
Notes receivable	-	-
Acquisition costs net	215,213	220,337
Other assets	747,661	746,785
	$12,755,215	$12,969,779

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 978
Accounts payable affiliates	1,545,072	1,408,733
Capital contributions payable	768,198	768,198
Line of credit	-	-
	2,314,248	2,177,909

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of September 30, 2005	10,594,002	10,941,396
General Partner	(153,035)	(149,526)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,440,967	10,791,870
	$12,755,215	$12,969,779

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,601,185	$17,047,575

OTHER ASSETS
Cash and cash equivalents	384,385	353,640
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs net	380,337	388,789
Other assets	1,564,626	1,564,626
	$19,066,355	$19,490,452

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	2,642,940	2,425,561
Capital contributions payable	1,443,838	1,443,838
Line of credit	-	-
	4,086,868	3,869,489

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of September 30, 2005	15,169,945	15,805,006
General Partner	(190,458)	(184,043)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,979,487	15,620,963
	$19,066,355	$19,490,452

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,633,722	$12,001,035

OTHER ASSETS
Cash and cash equivalents	127,277	127,380
Investments	-	-
Notes receivable	-	-
Acquisition costs net	313,881	321,355
Other assets	172,425	172,425
	$12,247,305	$12,622,195

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,828,121	1,670,518
Capital contributions payable	39,749	39,749
Line of credit	-	-
	1,867,870	1,710,267

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of September 30, 2005	10,482,088	11,009,256
General Partner	(102,653)	(97,328)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,379,435	10,911,928
	$12,247,305	$12,622,195

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,528,307	$19,465,921

OTHER ASSETS
Cash and cash equivalents	147,711	428,256
Investments	475,434	-
Notes receivable	350,913	350,913
Acquisition costs net	69,312	70,962
Other assets	2,595	2,595
	$19,574,272	$20,318,647

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	167,058	-
Capital contributions payable	40,968	40,968
Line of credit	-	-
	208,026	40,968

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of September 30, 2005	19,516,331	20,418,650
General Partner	(150,085)	(140,971)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,366,246	20,277,679
	$19,574,272	$20,318,647

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,090,801	$13,896,918

OTHER ASSETS
Cash and cash equivalents	255,299	253,902
Investments	149,231	161,615
Notes receivable	20,935	20,935
Acquisition costs net	69,486	71,142
Other assets	585	782
	$13,586,337	$14,405,294

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,217,747	1,048,756
Capital contributions payable	66,718	66,718
Line of credit	-	-
	1,284,465	1,115,474

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of September 30, 2005	12,518,062	13,496,131
General Partner	(215,622)	(205,743)
Unrealized gain (loss) on securities
available for sale, net	(568)	(568)
	12,301,872	13,289,820
	$13,586,337	$14,405,294

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,930,686	$12,475,745

OTHER ASSETS
Cash and cash equivalents	282,928	300,371
Investments	-	-
Notes receivable	51,842	51,842
Acquisition costs net	445,966	456,585
Other assets	39,235	39,235
	$12,750,657	$13,323,778

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	515,787	405,327
Capital contributions payable	128,167	128,167
Line of credit	-	-
	643,954	533,494

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of September 30, 2005	12,212,693	12,889,438
General Partner	(105,990)	(99,154)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,106,703	12,790,284
	$12,750,657	$13,323,778

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,657,826	$17,484,487

OTHER ASSETS
Cash and cash equivalents	106,939	134,942
Investments	-	-
Notes receivable	641,362	641,362
Acquisition costs net	-	-
Other assets	134,136	134,136
	$17,540,263	$18,394,927

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	463,680	264,960
Capital contributions payable	682,058	682,058
Line of credit	-	-
	1,145,738	947,018

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of September 30, 2005	16,609,839	17,652,689
General Partner	(215,314)	(204,780)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,394,525	17,447,909
	$17,540,263	$18,394,927

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,074,731	$22,840,635

OTHER ASSETS
Cash and cash equivalents	48,089	439,407
Investments	371,766	-
Notes receivable	129,908	129,908
Acquisition costs net	638,471	653,670
Other assets	348,301	348,301
	$23,611,266	$24,411,921

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,176,430	1,010,661
Capital contributions payable	520,571	520,571
Line of credit	-	-
	1,697,001	1,531,232

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of September 30, 2005	22,101,483	23,058,243
General Partner	(187,218)	(177,554)
Unrealized gain (loss) on securities
available for sale, net	-	-
	21,914,265	22,880,689
	$23,611,266	$24,411,921

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,749,396	$14,070,311

OTHER ASSETS
Cash and cash equivalents	189,150	191,000
Investments	-	-
Notes receivable	44,566	58,877
Acquisition costs net	572,875	586,513
Other assets	133,131	133,131
	$14,689,118	$15,039,832

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	728,312	641,330
Capital contributions payable	202,285	202,285
Line of credit	-	-
	930,597	843,615

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of September 30, 2005	13,846,715	14,280,034
General Partner	(88,194)	(83,817)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,758,521	14,196,217
	$14,689,118	$15,039,832

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,394,756	$16,244,390

OTHER ASSETS
Cash and cash equivalents	143,183	198,385
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs net	910,439	932,117
Other assets	-	11,473
	$16,451,925	$17,389,912

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,329,985	1,183,388
Capital contributions payable	8,244	48,744
Line of credit	-	-
	1,338,229	1,232,132

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of September 30, 2005	15,262,950	16,296,593
General Partner	(149,254)	(138,813)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,113,696	16,157,780
	$16,451,925	$17,389,912

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,079,131	$16,542,608

OTHER ASSETS
Cash and cash equivalents	632,052	636,348
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs net	2,580,088	2,641,520
Other assets	124,353	124,353
	$19,738,408	$20,267,613

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	622,722	508,542
Capital contributions payable	603,740	603,740
Line of credit	-	-
	1,226,462	1,112,282

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of September 30, 2005	18,608,851	19,245,802
General Partner	(96,905)	(90,471)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,511,946	19,155,331
	$19,738,408	$20,267,613

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,131,661	$10,398,042

OTHER ASSETS
Cash and cash equivalents	80,894	76,718
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs net	1,771,569	1,813,747
Other assets	338,277	338,277
	$12,645,185	$12,949,568

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	894,910	809,640
Capital contributions payable	657,998	657,998
Line of credit	-	-
	1,552,908	1,467,638

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of September 30, 2005	11,160,018	11,545,774
General Partner	(67,741)	(63,844)
Unrealized gain (loss) on securities
available for sale, net	-	-
	11,092,277	11,481,930
	$12,645,185	$12,949,568

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,557,156	$13,869,029

OTHER ASSETS
Cash and cash equivalents	415,901	390,428
Investments	-	-
Notes receivable	92,773	122,562
Acquisition costs net	1,979,884	2,024,879
Other assets	98,160	98,160
	$16,143,874	$16,505,058

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	770,803	668,371
Capital contributions payable	155,363	155,363
Line of credit	-	-
	926,166	823,734

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of September 30, 2005	15,281,094	15,740,074
General Partner	(63,386)	(58,750)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,217,708	15,681,324
	$16,143,874	$16,505,058

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,044,223	$14,277,836

OTHER ASSETS
Cash and cash equivalents	192,678	200,256
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,253,676	2,301,626
Other assets	4,875	4,875
	$16,495,452	$16,784,593

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	682,873	595,053
Capital contributions payable	-	-
Line of credit	-	-
	682,873	595,053

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, September 30, 2005	15,872,738	16,245,929
General Partner	(60,159)	(56,389)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,812,579	16,189,540
	$16,495,452	$16,784,593

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,072,101	$12,453,172

OTHER ASSETS
Cash and cash equivalents	377,592	198,542
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,084,836	2,128,726
Other assets	-	184,159
	$14,534,529	$14,964,599

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	717,536	646,653
Capital contributions payable	-	-
Line of credit	-	-
	$ 717,536	646,653

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of September 30, 2005	13,875,265	14,371,208
General Partner	(58,272)	(53,262)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,816,993	14,317,946
	$14,534,529	$14,964,599

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,638,480	$16,062,040

OTHER ASSETS
Cash and cash equivalents	202,400	30,695
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,538,943	2,590,141
Other assets	46,550	325,418
	$18,426,373	$19,008,294

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 36,733	$ 36,733
Accounts payable affiliates	1,072,948	967,209
Capital contributions payable	8,694	152,424
Line of credit	-	-
	1,118,375	1,156,366

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of September 30, 2005	17,359,860	17,898,351
General Partner	(51,862)	(46,423)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,307,998	17,851,928
	$18,426,373	$19,008,294

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,437,083	$13,954,936

OTHER ASSETS
Cash and cash equivalents	87,758	178,767
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,772,766	2,830,533
Other assets	416,126	627,489
	$16,713,733	$17,591,725

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,104,670	960,276
Capital contributions payable	304,884	480,554
Line of credit	-	-
	1,409,554	1,440,830

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of September 30, 2005	15,400,307	16,239,946
General Partner	(96,128)	(89,051)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,304,179	16,150,895
	$16,713,733	$17,591,725

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,022,932	$16,412,718

OTHER ASSETS
Cash and cash equivalents	1,065,753	943,069
Investments	-	-
Notes receivable	591,011	591,011
Acquisition costs net	2,829,561	2,886,153
Other assets	197,406	290,765
	$20,706,663	$21,123,716

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	900,546	775,603
Capital contributions payable	680,975	680,975
Line of credit	-	-
	1,581,521	1,456,578

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of September 30, 2005	19,170,122	19,706,698
General Partner	(44,980)	(39,560)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,125,142	19,667,138
	$20,706,663	$21,123,716

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,212,989	$21,850,521

OTHER ASSETS
Cash and cash equivalents	370,187	332,509
Investments	-	382,839
Notes receivable	1,102,775	1,102,775
Acquisition costs net	3,645,474	3,718,356
Other assets	535,567	192,557
	$26,866,992	$27,579,557

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	860,812	703,358
Capital contributions payable	878,185	822,429
Line of credit	-	-
	1,738,997	1,525,787

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding, as of September 30, 2005	25,193,920	26,113,513
General Partner	(65,925)	(56,636)
Unrealized gain (loss) on securities
available for sale, net	-	(3,107)
	25,127,995	26,053,770
	$26,866,992	$27,579,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,377,231	$13,310,274

OTHER ASSETS
Cash and cash equivalents	1,694,323	1,764,709
Investments	3,751,799	4,551,671
Notes receivable	-	-
Acquisition costs net	2,607,666	2,658,301
Other assets	420,955	5,465
	$21,851,974	$22,290,420

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	434,189	328,018
Capital contributions payable	1,147,611	1,207,614
Line of credit	-	-
	1,581,800	1,535,632

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding, as of September 30, 2005	20,330,258	20,810,026
General Partner	(30,561)	(25,715)
Unrealized gain (loss) on securities
Available for sale, net	(29,523)	(29,523)
	20,270,174	20,754,788
	$21,851,974	$22,290,420

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$28,394,288	$25,212,481

OTHER ASSETS
Cash and cash equivalents	619,493	2,145,548
Investments	3,168,143	6,744,288
Notes receivable	-	-
Acquisition costs net	2,948,515	2,994,869
Other assets	3,484,326	1,362,092
	$38,614,765	$38,459,278

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	6,075,827	5,381,087
Line of credit	-	-
	6,075,827	5,381,087

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding, as of September 30, 2005	32,616,683	33,150,543
General Partner	(23,984)	(18,591)
Unrealized gain (loss) on securities
available for sale, net	(53,761)	(53,761)
	32,538,938	33,078,191
	$38,614,765	$38,459,278

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,682,848	$16,815,777

OTHER ASSETS
Cash and cash equivalents	4,102,000	5,487,404
Investments	2,530,179	4,182,262
Notes receivable	-	-
Acquisition costs net	2,329,766	2,321,223
Other assets	8,877	14,532
	$25,653,670	$28,821,198

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	190,191	83,638
Capital contributions payable	636,319	3,741,868
Line of credit	-	-
	826,510	3,825,506

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding, as of September 30, 2005	24,877,319	25,044,166
General Partner	(9,999)	(8,314)
Unrealized gain (loss) on securities
available for sale, net	(40,160)	(40,160)
	24,827,160	24,995,692
	$25,653,670	$28,821,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 205,449	$ 139,971
Other income	96,526	187,876
	301,975	327,847

Share of loss from Operating Partnerships (Note D)	(5,695,728)	(6,026,011)

Expenses
Professional fees	591,528	446,987
Fund management fee (Note C)	1,688,028	1,584,226
Organization costs	-	-
Amortization	398,646	377,112
General and administrative expenses	141,274	344,391
	2,819,476	2,752,716

NET INCOME (LOSS)	$(8,213,229)	$(8,450,880)

Net income (loss) allocated to limited partners	$(8,131,097)	$(8,366,372)

Net income (loss) allocated to general partner	$ (82,132)	$ (84,508)

Net income (loss) per BAC	$ (2.60)	$ (3.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2005	2004

Income
Interest income	$ 22,007	$ 2,466
Other income	9,653	7,423
	31,660	9,889

Share of income (loss) from Operating Partnerships(Note D)	(109,467)	(340,320)

Expenses
Professional fees	29,310	23,772
Fund management fee (Note C)	63,428	91,561
Organization costs	-	-
Amortization	893	893
General and administrative expenses	8,021	6,199
	101,652	122,425

NET INCOME (LOSS)	$ (179,459)	$ (452,856)

Net income (loss) allocated to limited partners	$ (177,664)	$ (448,327)

Net income (loss) allocated to general partner	$ (1,795)	$ (4,529)

Net income (loss) per BAC	$ (.05)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2005	2004

Income
Interest income	$ 74	$ 114
Other income	-	-
	74	114

Share of loss from Operating Partnerships(Note D)	(82,644)	(110,312)

Expenses
Professional fees	17,786	12,395
Fund management fee (Note C)	56,460	56,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	2,384	5,738
	77,118	75,081

NET INCOME (LOSS)	$ (159,688)	$ (185,279)

Net income (loss) allocated to limited partners	$ (158,091)	$ (183,426)

Net income (loss) allocated to general partner	$ (1,597)	$ (1,853)

Net income (loss) per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2005	2004

Income
Interest income	$ 240	$ 264
Other income	-	2,913
	240	3,177

Share of loss from Operating Partnerships(Note D)	(210,265)	(335,887)

Expenses
Professional fees	27,764	18,439
Fund management fee (Note C)	57,648	60,648
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	2,687	5,924
	(89,634)	86,546

NET INCOME (LOSS)	$ (299,659)	$ (419,256)

Net income (loss) allocated to limited partners	$ (296,662)	$ (415,063)

Net income (loss) allocated to general partner	$ (2,997)	$ (4,193)

Net income (loss) per BAC	$ (.12)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2005	2004

Income
Interest income	$ 111	$ 133
Other income	4,826	-
	4,937	133

Share of loss from Operating Partnerships(Note D)	(288,499)	(338,100)

Expenses
Professional fees	24,975	18,526
Fund management fee (Note C)	54,066	60,066
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	2,984	6,104
	84,308	86,979

NET INCOME (LOSS)	$ (367,870)	$ (424,946)

Net income (loss) allocated to limited partners	$ (364,191)	$ (420,697)

Net income (loss) allocated to general partner	$ (3,679)	$ (4,249)

Net income (loss) per BAC	$ (.11)	$ (.13)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2005	2004

Income
Interest income	$ 193	$ 213
Other income	2,413	-
	2,606	213

Share of loss from Operating Partnerships(Note D)	(79,738)	(140,181)

Expenses
Professional fees	24,534	18,220
Fund management fee (Note C)	49,615	51,131
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	2,472	5,785
	79,172	77,687

NET INCOME (LOSS)	$ (156,304)	$ (217,655)

Net income (loss) allocated to limited partners	$ (154,741)	$ (215,478)

Net income (loss) allocated to general partner	$ (1,563)	$ (2,177)

Net income (loss) per BAC	$ (.07)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2005	2004

Income
Interest income	$ 755	$ 456
Other income	-	-
	755	456

Share of loss from Operating Partnerships(Note D)	(63,920)	(134,986)

Expenses
Professional fees	24,614	20,833
Fund management fee (Note C)	66,044	66,444
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	3,362	6,404
	97,825	97,486

NET INCOME (LOSS)	$ (160,990)	$ (232,016)

Net income (loss) allocated to limited partners	$ (159,380)	$ (229,696)

Net income (loss) allocated to general partner	$ (1,610)	$ (2,320)

Net income (loss) per BAC	$ (.05)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2005	2004

Income
Interest income	$ 362	$ 354
Other income	14,479	-
	14,841	354

Share of loss from Operating Partnerships(Note D)	(194,691)	(157,995)

Expenses
Professional fees	36,953	28,689
Fund management fee (Note C)	104,465	96,832
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	3,129	6,627
	148,773	136,374

NET INCOME (LOSS)	$ (328,623)	$ (294,015)

Net income (loss) allocated to limited partners	$ (325,337)	$ (291,075)

Net income (loss) allocated to general partner	$ (3,286)	$ (2,940)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2005	2004

Income
Interest income	$ 124	$ 127
Other income	2,413	108
	2,537	235

Share of loss from Operating Partnerships(Note D)	(150,987)	(164,619)

Expenses
Professional fees	20,336	14,890
Fund management fee (Note C)	78,801	63,104
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	2,510	6,214
	105,561	88,122

NET INCOME (LOSS)	$ (254,011)	$ (252,506)

Net income (loss) allocated to limited partners	$ (251,471)	$ (249,981)

Net income (loss) allocated to general partner	$ (2,540)	$ (2,525)

Net income (loss) per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2005	2004

Income
Interest income	$ 3,161	$ 382
Other income	14,479	-
	17,640	382

Share of loss from Operating Partnerships(Note D)	(368,075)	(290,953)

Expenses
Professional fees	27,283	21,245
Fund management fee (Note C)	83,529	81,521
Organization costs	-	-
Amortization	825	825
General and administrative expenses	2,982	6,501
	114,619	110,092

NET INCOME (LOSS)	$ (465,054)	$ (400,663)

Net income (loss) allocated to limited partners	$ (460,403)	$ (396,656)

Net income (loss) allocated to general partner	$ (4,651)	$ (4,007)

Net income (loss) per BAC	$ (.12)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2005	2004

Income
Interest income	$ 2,036	$ 1,391
Other income	7,240	2,992
	9,276	4,383

Share of loss from Operating Partnerships(Note D)	(415,215)	(221,823)

Expenses
Professional fees	25,561	18,915
Fund management fee (Note C)	75,062	66,842
Organization costs	-	-
Amortization	828	828
General and administrative expenses	3,869	7,826
	105,320	94,411

NET INCOME (LOSS)	$ (511,259)	$ (311,851)

Net income (loss) allocated to limited partners	$ (506,146)	$ (308,732)

Net income (loss) allocated to general partner	$ (5,113)	$ (3,119)

Net income (loss) per BAC	$ (.13)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2005	2004

Income
Interest income	$ 281	$ 123
Other income	-	-
	281	123

Share of loss from Operating Partnerships(Note D)	(239,347)	(254,876)

Expenses
Professional fees	22,537	20,371
Fund management fee (Note C)	55,230	37,607
Organization costs	-	-
Amortization	5,310	5,310
General and administrative expenses	2,521	6,221
	85,598	69,509

NET INCOME (LOSS)	$ (324,664)	$ (324,262)

Net income (loss) allocated to limited partners	$ (321,417)	$ (321,019)

Net income (loss) allocated to general partner	$ (3,247)	$ (3,243)

Net income (loss) per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2005	2004

Income
Interest income	$ 117	$ 317
Other income	-	-
	117	317

Share of loss from Operating Partnerships(Note D)	(343,756)	(209,908)

Expenses
Professional fees	31,807	18,956
Fund management fee (Note C)	99,360	73,860
Organization costs	-	-
Amortization	-	-
General and administrative expenses	3,022	6,534
	134,189	99,350

NET INCOME (LOSS)	$ (477,828)	$ (308,941)

Net income (loss) allocated to limited partners	$ (473,050)	$ (305,852)

Net income (loss) allocated to general partner	$ (4,778)	$ (3,089)

Net income (loss) per BAC	$ (.11)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2005	2004

Income
Interest income	$ 2,423	$ 5,467
Other income	7,240	-
	9,663	5,467

Share of loss from Operating Partnerships(Note D)	(400,250)	(309,533)

Expenses
Professional fees	26,882	20,398
Fund management fee (Note C)	82,884	60,396
Organization costs	-	-
Amortization	10,763	9,181
General and administrative expenses	3,997	7,462
	124,526	97,437

NET INCOME (LOSS)	$ (515,113)	$ (401,503)

Net income (loss) allocated to limited partners	$ (509,962)	$ (397,488)

Net income (loss) allocated to general partner	$ (5,151)	$ (4,015)

Net income (loss) per BAC	$ (.11)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2005	2004

Income
Interest income	$ 173	$ 187
Other income	2,413	-
	2,586	187

Share of loss from Operating Partnerships(Note D)	(135,434)	(113,927)

Expenses
Professional fees	13,317	8,718
Fund management fee (Note C)	43,491	43,022
Organization costs	-	-
Amortization	6,819	6,819
General and administrative expenses	3,270	7,047
	66,897	65,606

NET INCOME (LOSS)	$ (199,745)	$ (179,346)

Net income (loss) allocated to limited partners	$ (197,748)	$ (177,553)

Net income (loss) allocated to general Partner	$ (1,997)	$ (1,793)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2005	2004

Income
Interest income	$ 158	$ 251
Other income	-	-
	158	251

Share of loss from Operating Partnerships(Note D)	(367,935)	(438,902)

Expenses
Professional fees	20,187	14,420
Fund management fee (Note C)	73,299	68,860
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	3,577	7,237
	108,047	101,501

NET INCOME (LOSS)	$ (475,824)	$ (540,152)

Net income (loss) allocated to limited partners	$ (471,066)	$ (534,750)

Net income (loss) allocated to general partner	$ (4,758)	$ (5,402)

Net income (loss) per BAC	$ (.13)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2005	2004

Income
Interest income	$ 1,006	$ 568
Other income	-	-
	1,006	568

Share of loss from Operating Partnerships(Note D)	(271,148)	(331,668)

Expenses
Professional fees	11,235	6,221
Fund management fee (Note C)	57,090	52,090
Organization costs	-	-
Amortization	32,309	32,309
General and administrative expenses	4,299	7,210
	104,933	97,830

NET INCOME (LOSS)	$ (375,075)	$ (428,930)

Net income (loss) allocated to limited partners	$ (371,324)	$ (424,641)

Net income (loss) allocated to general partner	$ (3,751)	$ (4,289)

Net income (loss) per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2005	2004

Income
Interest income	$ 83	$ 80
Other income	4,826	-
	4,909	80

Share of loss from Operating Partnerships(Note D)	(134,648)	(189,537)

Expenses
Professional fees	13,003	9,047
Fund management fee (Note C)	40,005	37,806
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	4,856	6,942
	79,980	75,911

NET INCOME (LOSS)	$ (209,719)	$ (265,368)

Net income (loss) allocated to limited partners	$ (207,622)	$ (262,714)

Net income (loss) allocated to general partner	$ (2,097)	$ (2,654)

Net income (loss) per BAC	$ (.10)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2005	2004

Income
Interest income	$ 384	$ 369
Other income	-	-
	384	369

Share of loss from Operating Partnerships(Note D)	(159,147)	(80,821)

Expenses
Professional fees	12,666	8,481
Fund management fee (Note C)	51,216	43,198
Organization costs	-	-
Amortization	23,706	22,496
General and administrative expenses	3,573	7,421
	91,161	81,596

NET INCOME (LOSS)	$ (249,924)	$ (162,048)

Net income (loss) allocated to limited partners	$ (247,425)	$ (160,428)

Net income (loss) allocated to general partner	$ (2,499)	$ (1,620)

Net income (loss) per BAC	$ (.10)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2005	2004

Income
Interest income	$ 183	$ 195
Other income	4,826	-
	5,009	195

Share of loss from Operating Partnerships(Note D)	(108,008)	(150,091)

Expenses
Professional fees	14,636	10,472
Fund management fee (Note C)	41,100	41,100
Organization costs	-	-
Amortization	24,728	24,728
General and administrative expenses	4,136	4,302
	84,600	80,602

NET INCOME (LOSS)	$ (187,599)	$ (230,498)

Net income (loss) allocated to limited partners	$ (185,723)	$ (228,193)

Net income (loss) allocated to general partner	$ (1,876)	$ (2,305)

Net income (loss) per BAC	$ (.07)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2005	2004

Income
Interest income	$ 2,556	$ 192
Other income	4,826	-
	7,382	192

Share of loss from Operating Partnerships(Note D)	(176,584)	(131,268)

Expenses
Professional fees	16,488	12,531
Fund management fee (Note C)	34,200	34,200
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	1,055	4,212
	74,324	73,524

NET INCOME (LOSS)	$ (243,526)	$ (204,600)

Net income (loss) allocated to limited partners	$ (241,091)	$ (202,554)

Net income (loss) allocated to general partner	$ (2,435)	$ (2,046)

Net income (loss) per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2005	2004

Income
Interest income	$ 1,810	$ 27
Other income	7,240	-
	9,050	27

Share of loss from Operating Partnerships(Note D)	(204,882)	(168,428)

Expenses
Professional fees	21,148	16,074
Fund management fee (Note C)	50,001	46,268
Organization costs	-	-
Amortization	28,433	28,433
General and administrative expenses	3,699	4,564
	103,281	95,339

NET INCOME (LOSS)	$ (299,113)	$ (263,740)

Net income (loss) allocated to limited partners	$ (296,122)	$ (261,103)

Net income (loss) allocated to general partner	$ (2,991)	$ (2,637)

Net income (loss) per BAC	$ (.11)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2005	2004

Income
Interest income	$ 625	$ 556
Other income	4,826	-
	5,451	556

Share of loss from Operating Partnerships(Note D)	(222,253)	(540,334)

Expenses
Professional fees	21,919	15,792
Fund management fee (Note C)	56,085	68,038
Organization costs	-	-
Amortization	33,481	33,468
General and administrative expenses	3,872	4,746
	115,357	122,044

NET INCOME (LOSS)	$ (332,159)	$ (661,822)

Net income (loss) allocated to limited partners	$ (328,837)	$ (655,204)

Net income (loss) allocated to general partner	$ (3,222)	$ (6,618)

Net income (loss) per BAC	$ (.11)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2005	2004

Income
Interest income	$ 6,992	$ 2,685
Other income	4,826	-
	11,818	2,685

Share of loss from Operating Partnerships(Note D)	(208,661)	(251,466)

Expenses
Professional fees	21,417	15,735
Fund management fee (Note C)	54,010	55,575
Organization costs	-	-
Amortization	29,055	28,738
General and administrative expenses	1,422	4,803
	105,904	104,851

NET INCOME (LOSS)	$ (302,747)	$ (353,632)

Net income (loss) allocated to limited partners	$ (299,720)	$ (350,096)

Net income (loss) allocated to general partner	$ (3,027)	$ (3,536)

Net income (loss) per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2005	2004

Income
Interest income	$ 1,434	$ 32,051
Other income	-	-
	1,434	32,051

Share of loss from Operating Partnerships(Note D)	(320,884)	(389,209)

Expenses
Professional fees	25,105	20,742
Fund management fee (Note C)	75,512	68,592
Organization costs	-
Amortization	41,219	41,144
General and administrative expenses	5,955	22,712
	147,791	153,190

NET INCOME (LOSS)	$ (467,241)	$ (510,348)

Net income (loss) allocated to limited partners	$ (462,569)	$ (505,245)

Net income (loss) allocated to general partner	$ (4,672)	$ (5,103)

Net income (loss) per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2005	2004

Income
Interest income	$ 47,557	$ 1,200
Other income	-	51,857
	47,557	53,057

Share of loss from Operating Partnerships(Note D)	(162,961)	(17,547)

Expenses
Professional fees	16,571	14,829
Fund management fee (Note C)	53,285	43,587
Organization costs	-	-
Amortization	25,414	25,411
General and administrative expenses	21,162	39,832
	116,432	123,659

NET INCOME (LOSS)	$ (231,836)	$ (88,149)

Net income (loss) allocated to limited partners	$ (229,518)	$ (87,268)

Net income (loss) allocated to general partner	$ (2,318)	$ (881)

Net income (loss) per BAC	$ (.08)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2005	2004

Income
Interest income	$ 51,270	$ 23,660
Other income	-	122,583
	51,270	146,243

Share of loss from Operating Partnerships(Note D)	(252,481)	(219,674)

Expenses
Professional fees	27,200	25,219
Fund management fee (Note C)	81,220	65,103
Organization costs	-	-
Amortization	34,315	38,234
General and administrative expenses	20,361	96,423
	163,096	224,979

NET INCOME (LOSS)	$ (364,307)	$ (298,410)

Net income (loss) allocated to limited partners	$ (360,664)	$ (295,426)

Net income (loss) allocated to general partner	$ (3,643)	$ (2,984)

Net income (loss) per BAC	$ (.09)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2005	2004

Income
Interest income	$ 59,334	$ 66,143
Other income	-	-
	59,334	66,143

Share of gain (loss) from Operating Partnerships(Note D)	(23,848)	6,354

Expenses
Professional fees	16,294	13,057
Fund management fee (Note C)	50,922	50,315
Organization costs	-	-
Amortization	26,065	3,812
General and administrative expenses	16,097	43,401
	109,378	110,585

NET INCOME (LOSS)	$ (73,892)	$ (38,088)

Net income (loss) allocated to limited partners	$ (73,153)	$ (37,707)

Net income (loss) allocated to general partner	$ (739)	$ (381)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 338,648	$ 263,915
Other income	102,701	309,660
	441,349	573,575

Share of loss from Operating Partnerships (Note D)	(11,458,140) *	(12,437,469)

Expenses
Professional fees	647,251	609,249
Fund management fee (Note C)	3,187,881	2,975,358
Organization costs	-	-
Amortization	799,110	744,123
General and administrative expenses	264,591	547,412
	4,898,833	4,876,142

NET INCOME (LOSS)	$(15,915,624)	$(16,740,036)

Net income (loss) allocated to limited partners	$(15,756,468)	$(16,572,634)

Net income (loss) allocated to general partner	$ (159,156)	$ (167,402)

Net income (loss) per BAC	$ (5.06)	$ (5.00)

* Includes the gain on the sale of one operating limited partnership of $401,525 for Series 20.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2005		2004

Income
Interest income	$ 28,184		$ 4,474
Other income	9,653		7,423
	37,837		11,897

Share of income (loss) from Operating Partnerships(Note D)	217,819	*	(547,792)

Expenses
Professional fees	30,697		29,668
Fund management fee (Note C)	136,587		163,907
Organization costs	-		-
Amortization	1,786		1,786
General and administrative expenses	12,922		9,504
	181,992		204,865

NET INCOME (LOSS)	$ 73,664		$ (740,760)

Net income (loss) allocated to limited partners	$ 72,927		$ (733,352)

Net income (loss) allocated to general partner	$ 737		$ (7,408)

Net income (loss) per BAC	$ .02		$ (.19)

* Includes the gain on the sale of one operating limited partnership of $401,525 for Series 20.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2005	2004

Income
Interest income	$ 169	$ 249
Other income	-	-
	169	249

Share of loss from Operating Partnerships(Note D)	(147,508)	(254,043)

Expenses
Professional fees	26,594	15,560
Fund management fee (Note C)	109,382	97,920
Organization costs	-	-
Amortization	977	977
General and administrative expenses	4,131	7,436
	141,084	121,893

NET INCOME (LOSS)	$ (288,423)	$ (375,687)

Net income (loss) allocated to limited partners	$ (285,539)	$ (371,930)

Net income (loss) allocated to general partner	$ (2,884)	$ (3,757)

Net income (loss) per BAC	$ (.15)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2005	2004

Income
Interest income	$ 514	$ 554
Other income	5,683	2,913
	6,197	3,467

Share of loss from Operating Partnerships(Note D)	(472,914)	(699,741)

Expenses
Professional fees	28,176	23,460
Fund management fee (Note C)	111,182	115,581
Organization costs	-	-
Amortization	3,070	3,070
General and administrative expenses	4,904	8,223
	147,332	150,334

NET INCOME (LOSS)	$ (614,049)	$ (846,608)

Net income (loss) allocated to limited partners	$ (607,909)	$ (838,142)

Net income (loss) allocated to general partner	$ (6,140)	$ (8,466)

Net income (loss) per BAC	$ (.24)	$ (.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2005	2004

Income
Interest income	$ 235	$ 270
Other income	4,826	-
	5,061	270

Share of loss from Operating Partnerships(Note D)	(752,108)	(634,729)

Expenses
Professional fees	25,645	23,024
Fund management fee (Note C)	112,883	103,383
Organization costs	-	-
Amortization	4,565	4,565
General and administrative expenses	5,660	9,023
	148,753	139,995

NET INCOME (LOSS)	$ (895,800)	$ (774,454)

Net income (loss) allocated to limited partners	$ (886,842)	$ (766,709)

Net income (loss) allocated to general partner	$ (8,958)	$ (7,745)

Net income (loss) per BAC	$ (.27)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2005	2004

Income
Interest income	$ 413	$ 429
Other income	2,798	-
	3,211	429

Share of loss from Operating Partnerships(Note D)	(160,761)	(354,345)

Expenses
Professional fees	25,034	22,794
Fund management fee (Note C)	100,069	94,392
Organization costs	-	-
Amortization	5,102	5,102
General and administrative expenses	4,346	7,710
	134,551	129,998

NET INCOME (LOSS)	$ (292,101)	$ (483,914)

Net income (loss) allocated to limited partners	$ (289,180)	$ (479,075)

Net income (loss) allocated to general partner	$ (2,921)	$ (4,839)

Net income (loss) per BAC	$ (.13)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2005	2004

Income
Interest income	$ 1,127	$ 910
Other income	-	-
	1,127	910

Share of loss from Operating Partnerships(Note D)	(176,415)	(352,632)

Expenses
Professional fees	34,049	26,770
Fund management fee (Note C)	128,239	94,996
Organization costs	-	-
Amortization	7,609	7,609
General and administrative expenses	5,718	8,923
	175,615	138,298

NET INCOME (LOSS)	$ (350,903)	$ (490,020)

Net income (loss) allocated to limited partners	$ (347,394)	$ (485,120)

Net income (loss) allocated to general partner	$ (3,509)	$ (4,900)

Net income (loss) per BAC	$ (.11)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2005	2004

Income
Interest income	$ 719	$ 735
Other income	14,586	-
	15,305	735

Share of loss from Operating Partnerships(Note D)	(408,358)	(480,012)

Expenses
Professional fees	38,089	36,718
Fund management fee (Note C)	195,808	186,473
Organization costs	-	-
Amortization	8,452	8,452
General and administrative expenses	6,074	9,909
	248,423	241,552

NET INCOME (LOSS)	$ (641,476)	$ (720,829)

Net income (loss) allocated to limited partners	$ (635,061)	$ (713,621)

Net income (loss) allocated to general partner	$ (6,415)	$ (7,208)

Net income (loss) per BAC	$ (.16)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2005	2004

Income
Interest income	$ 253	$ 291
Other income	2,413	108
	2,666	399

Share of loss from Operating Partnerships(Note D)	(359,785)	(333,056)

Expenses
Professional fees	20,851	18,474
Fund management fee (Note C)	142,253	139,526
Organization costs	-	-
Amortization	7,827	7,827
General and administrative expenses	4,443	8,093
	175,374	173,920

NET INCOME (LOSS)	$ (532,493)	$ (506,577)

Net income (loss) allocated to limited partners	$ (527,168)	$ (501,511)

Net income (loss) allocated to general partner	$ (5,325)	$ (5,066)

Net income (loss) per BAC	$ (.21)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2005	2004

Income
Interest income	$ 3,612	$ 807
Other income	14,479	-
	18,091	807

Share of loss from Operating Partnerships(Note D)	(767,620)	(629,573)

Expenses
Professional fees	28,419	26,923
Fund management fee (Note C)	126,195	108,911
Organization costs	-	-
Amortization	1,650	1,650
General and administrative expenses	5,640	9,658
	161,904	147,142

NET INCOME (LOSS)	$ (911,433)	$ (775,908)

Net income (loss) allocated to limited partners	$ (902,319)	$ (768,149)

Net income (loss) allocated to general partner	$ (9,114)	$ (7,759)

Net income (loss) per BAC	$ (.23)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2005	2004

Income
Interest income	$ 3,438	$ 3,399
Other income	7,240	2,992
	10,678	6,391

Share of loss from Operating Partnerships(Note D)	(806,117)	(546,991)

Expenses
Professional fees	26,373	23,584
Fund management fee (Note C)	157,037	136,285
Organization costs	-	-
Amortization	1,656	1,656
General and administrative expenses	7,443	12,755
	192,509	174,280

NET INCOME (LOSS)	$ (987,948)	$ (714,880)

Net income (loss) allocated to limited partners	$ (978,069)	$ (707,731)

Net income (loss) allocated to general partner	$ (9,879)	$ (7,149)

Net income (loss) per BAC	$ (.25)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

,STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2005	2004

Income
Interest income	$ 574	$ 249
Other income	-	-
	574	249

Share of loss from Operating Partnerships(Note D)	(532,189)	(555,259)

Expenses
Professional fees	31,794	34,495
Fund management fee (Note C)	105,122	78,897
Organization costs	-	-
Amortization	10,619	10,619
General and administrative expenses	4,431	8,136
	151,966	132,147

NET INCOME (LOSS)	$ (683,581)	$ (687,157)

Net income (loss) allocated to limited partners	$ (676,745)	$ (680,285)

Net income (loss) allocated to general partner	$ (6,836)	$ (6,872)

Net income (loss) per BAC	$ (.26)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2005	2004

Income
Interest income	$ 249	$ 725
Other income	-	-
	249	725

Share of loss from Operating Partnerships(Note D)	(822,810)	(487,866)

Expenses
Professional fees	32,316	23,730
Fund management fee (Note C)	192,811	166,268
Organization costs	-	-
Amortization	-	-
General and administrative expenses	5,696	9,567
	230,823	199,565

NET INCOME (LOSS)	$(1,053,384)	$ (686,706)

Net income (loss) allocated to limited partners	$(1,042,850)	$ (679,839)

Net income (loss) allocated to general partner	$ (10,534)	$ (6,867)

Net income (loss) per BAC	$ (.24)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2005	2004

Income
Interest income	$ 2,851	$ 5,787
Other income	7,240	-
	10,091	5,787

Share of loss from Operating Partnerships(Note D)	(762,741)	(660,313)

Expenses
Professional fees	27,733	25,067
Fund management fee (Note C)	160,769	127,009
Organization costs	-	-
Amortization	18,362	18,362
General and administrative expenses	6,910	10,887
	213,774	181,325

NET INCOME (LOSS)	$ (966,424)	$ (835,851)

Net income (loss) allocated to limited partners	$ (956,760)	$ (827,492)

Net income (loss) allocated to general partner	$ (9,664)	$ (8,359)

Net income (loss) per BAC	$ (.20)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2005	2004

Income
Interest income	$ 365	$ 381
Other income	2,413	-
	2,778	381

Share of loss from Operating Partnerships(Note D)	(320,915)	(302,768)

Expenses
Professional fees	13,841	11,559
Fund management fee (Note C)	86,982	80,424
Organization costs	-	-
Amortization	13,638	13,638
General and administrative expenses	5,098	9,147
	119,559	114,768

NET INCOME (LOSS)	$ (437,696)	$ (417,155)

Net income (loss) allocated to limited partners	$ (433,319)	$ (412,983)

Net income (loss) allocated to general Partner	$ (4,377)	$ (4,172)

Net income (loss) per BAC	$ (.16)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2005	2004

Income
Interest income	$ 354	$ 501
Other income	-	-
	354	501

Share of loss from Operating Partnerships(Note D)	(849,343)	(843,267)

Expenses
Professional fees	20,650	18,865
Fund management fee (Note C)	146,597	128,867
Organization costs	-	-
Amortization	21,969	21,969
General and administrative expenses	5,879	9,620
	195,095	179,321

NET INCOME (LOSS)	$(1,044,084)	$(1,022,087)

Net income (loss) allocated to limited partners	$(1,033,643)	$(1,011,866)

Net income (loss) allocated to general partner	$ (10,441)	$ (10,221)

Net income (loss) per BAC	$ (.29)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2005	2004

Income
Interest income	$ 1,618	$ 1,090
Other income	-	-
	1,618	1,090

Share of loss from Operating Partnerships(Note D)	(460,292)	(491,807)

Expenses
Professional fees	11,686	9,015
Fund management fee (Note C)	101,885	90,380
Organization costs	-	-
Amortization	64,617	64,617
General and administrative expenses	6,523	9,540
	184,711	173,552

NET INCOME (LOSS)	$ (643,385)	$ (664,269)

Net income (loss) allocated to limited partners	$ (636,951)	$ (657,626)

Net income (loss) allocated to general partner	$ (6,434)	$ (6,643)

Net income (loss) per BAC	$ (.19)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2005	2004

Income
Interest income	$ 160	$ 164
Other income	4,826	150
	4,986	314

Share of loss from Operating Partnerships(Note D)	(261,835)	(357,159)

Expenses
Professional fees	13,608	12,184
Fund management fee (Note C)	68,537	70,310
Organization costs	-	-
Amortization	44,231	44,231
General and administrative expenses	6,428	8,534
	132,804	135,259

NET INCOME (LOSS)	$ (389,653)	$ (492,104)

Net income (loss) allocated to limited partners	$ (385,756)	$ (487,183)

Net income (loss) allocated to general partner	$ (3,897)	$ (4,921)

Net income (loss) per BAC	$ (.18)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2005	2004

Income
Interest income	$ 775	$ 549
Other income	-	-
	775	549

Share of loss from Operating Partnerships(Note D)	(306,962)	(192,296)

Expenses
Professional fees	13,076	13,533
Fund management fee (Note C)	91,914	91,915
Organization costs	-	-
Amortization	47,411	46,202
General and administrative expenses	5,028	8,929
	157,429	160,579

NET INCOME (LOSS)	$ (463,616)	$ (352,326)

Net income (loss) allocated to limited partners	$ (458,980)	$ (348,803)

Net income (loss) allocated to general partner	$ (4,636)	$ (3,523)

Net income (loss) per BAC	$ (.18)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2005	2004

Income
Interest income	$ 380	$ 338
Other income	4,826	-
	5,206	338

Share of loss from Operating Partnerships(Note D)	(231,903)	(366,259)

Expenses
Professional fees	15,264	13,609
Fund management fee (Note C)	79,625	72,001
Organization costs	-	-
Amortization	49,456	49,456
General and administrative expenses	5,919	6,106
	150,264	141,172

NET INCOME (LOSS)	$ (376,961)	$ (507,093)

Net income (loss) allocated to limited partners	$ (373,191)	$ (502,022)

Net income (loss) allocated to general partner	$ (3,770)	$ (5,071)

Net income (loss) per BAC	$ (.15)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2005	2004

Income
Interest income	$ 2,751	$ 337
Other income	4,826	-
	7,577	337

Share of loss from Operating Partnerships(Note D)	(379,799)	(352,994)

Expenses
Professional fees	17,103	15,544
Fund management fee (Note C)	64,029	68,400
Organization costs	-	-
Amortization	45,162	45,162
General and administrative expenses	2,437	5,708
	128,731	134,814

NET INCOME (LOSS)	$ (500,953)	$ (487,471)

Net income (loss) allocated to limited partners	$ (495,943)	$ (482,596)

Net income (loss) allocated to general partner	$ (5,010)	$ (4,875)

Net income (loss) per BAC	$ (.22)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2005	2004

Income
Interest income	$ 1,850	$ 61
Other income	7,240	-
	9,090	61

Share of loss from Operating Partnerships(Note D)	(390,615)	(422,040)

Expenses
Professional fees	21,889	26,967
Fund management fee (Note C)	78,163	90,870
Organization costs	-	-
Amortization	56,864	56,864
General and administrative expenses	5,489	6,455
	162,405	181,156

NET INCOME (LOSS)	$ (543,930)	$ (603,135)

Net income (loss) allocated to limited partners	$ (538,491)	$ (597,104)

Net income (loss) allocated to general partner	$ (5,439)	$ (6,031)

Net income (loss) per BAC	$ (.20)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2005	2004

Income
Interest income	$ 804	$ 886
Other income	4,826	150
	5,630	1,036

Share of loss from Operating Partnerships(Note D)	(508,657)	(1,250,510)

Expenses
Professional fees	22,565	20,489
Fund management fee (Note C)	109,353	125,610
Organization costs	-	-
Amortization	66,963	66,929
General and administrative expenses	5,810	6,969
	204,691	219,997

NET INCOME (LOSS)	$ (707,718)	$(1,469,471)

Net income (loss) allocated to limited partners	$ (700,641)	$(1,454,776)

Net income (loss) allocated to general partner	$ (7,077)	$ (14,695)

Net income (loss) per BAC	$ (.24)	$ (.50)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2005	2004

Income
Interest income	$ 9,052	$ 5,156
Other income	4,826	-
	13,878	5,156

Share of loss from Operating Partnerships(Note D)	(378,331)	(393,792)

Expenses
Professional fees	22,056	20,259
Fund management fee (Note C)	93,558	100,468
Organization costs	-	-
Amortization	58,111	57,414
General and administrative expenses	3,818	7,807
	177,543	185,948

NET INCOME (LOSS)	$ (541,996)	$ (574,584)

Net income (loss) allocated to limited partners	$ (536,576)	$ (568,838)

Net income (loss) allocated to general partner	$ (5,420)	$ (5,746)

Net income (loss) per BAC	$ (.20)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2005	2004

Income
Interest income	$ 5,909	$ 47,344
Other income	-	-
	5,909	47,344

Share of loss from Operating Partnerships(Note D)	(680,529)	(528,471)

Expenses
Professional fees	26,412	29,493
Fund management fee (Note C)	134,113	139,868
Organization costs	-
Amortization	82,439	82,141
General and administrative expenses	11,298	39,103
	254,262	290,605

NET INCOME (LOSS)	$ (928,882)	$ (771,732)

Net income (loss) allocated to limited partners	$ (919,593)	$ (764,015)

Net income (loss) allocated to general partner	$ (9,289)	$ (7,717)

Net income (loss) per BAC	$ (.25)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2005	2004

Income
Interest income	$ 86,032	$ 36,644
Other income	-	83,669
	86,032	120,313

Share of loss from Operating Partnerships(Note D)	(343,798)	(118,897)

Expenses
Professional fees	22,925	21,350
Fund management fee (Note C)	102,808	96,474
Organization costs	-	-
Amortization	56,302	50,802
General and administrative expenses	44,813	71,023
	226,848	239,649

NET INCOME (LOSS)	$ (484,614)	$ (238,233)

Net income (loss) allocated to limited partners	$ (479,768)	$ (235,851)

Net income (loss) allocated to general partner	$ (4,846)	$ (2,382)

Net income (loss) per BAC	$ (.18)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2005	2004

Income
Interest income	$ 86,033	$ 26,840
Other income	-	212,255
	86,033	239,095

Share of loss from Operating Partnerships(Note D)	(326,468)	(270,314)

Expenses
Professional fees	31,173	42,495
Fund management fee (Note C)	156,427	126,016
Organization costs	-	-
Amortization	68,383	65,400
General and administrative expenses	42,835	158,487
	298,818	392,398

NET INCOME (LOSS)	$ (539,253)	$ (423,617)

Net income (loss) allocated to limited partners	$ (533,860)	$ (419,381)

Net income (loss) allocated to general partner	$ (5,393)	$ (4,236)

Net income (loss) per BAC	$ (.13)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2005	2004

Income
Interest income	$ 100,227	$ 124,745
Other income	-	-
	100,227	124,745

Share of loss from Operating Partnerships(Note D)	(67,186)	(10,543)

Expenses
Professional fees	19,233	23,620
Fund management fee (Note C)	95,553	80,207
Organization costs		-
Amortization	51,889	7,623
General and administrative expenses	34,898	80,160
	201,573	191,610

NET INCOME (LOSS)	$ (168,532)	$ (77,408)

Net income (loss) allocated to limited partners	$ (166,847)	$ (76,634)

Net income (loss) allocated to general partner	$ (1,685)	$ (774)

Net income (loss) per BAC	$ (.06)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total

Partners' capital (deficit) April 1, 2005	$ 413,253,659	$(3,067,321)	$ (127,119)	$ 410,059,219

Distribution	(2,370,350)	-	-	(2,370,350)

Net income (loss)	(15,756,468)	(159,156)	-	(15,915,624)

Unrealized income (loss) on securities available for sale	-	-	3,107	3,107

Partners' capital (deficit), September 30, 2005	$ 395,126,841	$(3,226,477)	$ (124,012)	$ 391,776,352

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2005	$ 5,331,075	$ (280,055)	$ -	$ 5,051,020

Distribution	(2,231,352)	-	-	(2,231,352)

Net income (loss)	72,927	737	-	73,664

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 3,172,650	$ (279,318)	$ -	$ 2,893,332

Series 21
Partners' capital (deficit) April 1, 2005	$ 325,384	$ (160,301)	$	$ 165,083

Distribution	-	-	-	-

Net income (loss)	(285,539)	(2,884)	-	(288,423)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 39,845	$ (163,185)	$ -	$ (123,340)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2005	$ 2,418,720	$ (196,862)	$ -	$ 2,221,858

Distribution	-	-	-	-

Net income (loss)	(607,909)	(6,140)	-	(614,049)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 1,810,811	$ (203,002)	$ -	$ 1,607,809

Series 23
Partners' capital (deficit) April 1, 2005	$ 7,936,454	$ (207,557)	$ -	$ 7,728,897

Distribution	-	-	-	-

Net income (loss)	(886,842)	(8,958)	-	(895,800)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 7,049,612	$ (216,515)	$ -	$ 6,833,097

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2005	$ 5,282,560	$ (133,811)	$ -	$ 5,148,749

Distribution	-	-	-	-

Net income (loss)	(289,180)	(2,921)	-	(292,101)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 4,993,380	$ (136,732)	$ -	$ 4,856,648

Series 25
Partners' capital (deficit) April 1, 2005	$ 10,941,396	$ (149,526)	$ -	$ 10,791,870

Distribution	-	-	-	-

Net income (loss)	(347,394)	(3,509)	-	(350,903)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 10,594,002	$ (153,035)	$ -	$ 10,440,967

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2005	$ 15,805,006	$ (184,043)	$ -	$ 15,620,963

Distribution	-	-	-	-

Net income (loss)	(635,061)	(6,415)	-	(641,476)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 15,169,945	$ (190,458)	$ -	$ 14,979,487

Series 27
Partners' capital (deficit) April 1, 2005	$ 11,009,256	$ (97,328)	$ -	$ 10,911,928

Distribution	-	-	-	-

Net income (loss)	(527,168)	(5,325)	-	(532,493)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 10,482,088	$ (102,653)	$ -	$ 10,379,435

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2005	$ 20,418,650	$ (140,971)	$ -	$ 20,277,679

Distribution	-	-	-	-

Net income (loss)	(902,319)	(9,114)	-	(911,433)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 19,516,331	$ (150,085)	$ -	$ 19,366,246

Series 29
Partners' capital (deficit) April 1, 2005	$ 13,496,131	$ (205,743)	$ (568)	$ 13,289,820

Distribution	-	-	-	-

Net income (loss)	(978,069)	(9,879)	-	(987,948)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 12,518,062	$ (215,622)	$ (568)	$ 12,301,872

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2005	$ 12,889,438	$ (99,154)	$ -	$ 12,790,284

Distribution	-	-	-	-

Net income (loss)	(676,745)	(6,836)	-	(683,581)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 12,212,693	$ (105,990)	$ -	$ 12,106,703

Series 31
Partners' capital (deficit) April 1, 2005	$ 17,652,689	$ (204,780)	$ -	$ 17,447,909

Distribution	-	-	-	-

Net income (loss)	(1,042,850)	(10,534)	-	(1,053,384)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 16,609,839	$ (215,314)	$ -	$ 16,394,525

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2005	$ 23,058,243	$ (177,554)	$ -	$ 22,880,689

Distribution	-	-	-	-

Net income (loss)	(956,760)	(9,664)	-	(966,424)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 22,101,483	$ (187,218)	$ -	$ 21,914,265

Series 33
Partners' capital (deficit) April 1, 2005	$ 14,280,034	$ (83,817)	$ -	$ 14,196,217

Distribution	-	-	-	-

Net income (loss)	(433,319)	(4,377)	-	(437,696)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 13,846,715	$ (88,194)	$ -	$ 13,758,521

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2005	$ 16,296,593	$ (138,813)	$ -	$ 16,157,780

Distribution	-	-	-	-

Net income (loss)	(1,033,643)	(10,441)	-	(1,044,084)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 15,262,950	$ (149,254)	$ -	$ 15,113,696

Series 35
Partners' capital (deficit) April 1, 2005	$ 19,245,802	$ (90,471)	$ -	$ 19,155,331

Distribution	-	-	-	-

Net income (loss)	(636,951)	(6,434)	-	(643,385)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 18,608,851	$ (96,905)	$ -	$ 18,511,946

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2005	$ 11,545,774	$ (63,844)	$ -	$ 11,481,930

Distribution	-	-	-	-

Net income (loss)	(385,756)	(3,897)	-	(389,653)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 11,160,018	$ (67,741)	$ -	$ 11,092,277

Series 37
Partners' capital (deficit) April 1, 2005	$ 15,740,074	$ (58,750)	$ -	$ 15,681,324

Distribution	-	-	-	-

Net income (loss)	(458,980)	(4,636)	-	(463,616)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 15,281,094	$ (63,386)	$ -	$ 15,217,708

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2005	$ 16,245,929	$ (56,389)	$ -	$ 16,189,540

Distribution	-	-	-	-

Net income (loss)	(373,191)	(3,770)	-	(376,961)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 15,872,738	$ (60,159)	$ -	$ 15,812,579

Series 39
Partners' capital (deficit) April 1, 2005	$ 14,371,208	$ (53,262)	$ -	$ 14,317,946

Distribution	-	-	-	-

Net income (loss)	(495,943)	(5,010)	-	(500,953)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 13,875,265	$ (58,272)	$ -	$ 13,816,993

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2005	$ 17,898,351	$ (46,423)	$ -	$ 17,851,928

Distribution	-	-	-	-

Net income (loss)	(538,491)	(5,439)	-	(543,930)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 17,359,860	$ (51,862)	$ -	$ 17,307,998

Series 41
Partners' capital (deficit) April 1, 2005	$ 16,239,946	$ (89,051)	$ -	$ 16,150,895

Distribution	(138,998)	-	-	(138,998)

Net income (loss)	(700,641)	(7,077)	-	(707,718)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 15,400,307	$ (96,128)	$ -	$ 15,304,179

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2005	$ 19,706,698	$ (39,560)	$ -	$ 19,667,138

Distribution	-	-	-	-

Net income (loss)	(536,576)	(5,420)	-	(541,996)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 19,170,122	$ (44,980)	$ -	$ 19,125,142

Series 43
Partners' capital (deficit) April 1, 2005	$ 26,113,513	$ (56,636)	$ (3,107)	$ 26,053,770

Distribution	-	-	-	-

Net income (loss)	(919,593)	(9,289)	-	(928,882)

Unrealized income (loss) on securities available for sale	-	-	3,107	3,107

Partners' capital (deficit), September 30, 2005	$ 25,193,920	$ (65,925)	$ -	$ 25,127,995

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2005	$ 20,810,026	$ (25,715)	$ (29,523)	$ 20,754,788

Distribution	-	-	-	-

Net income (loss)	(479,768)	(4,846)	-	(484,614)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 20,330,258	$ (30,561)	$ (29,523)	$ 20,270,174

Series 45
Partners' capital (deficit) April 1, 2005	$ 33,150,543	$ (18,591)	$ (53,761)	$ 33,078,191

Distribution		-	-	-

Net income (loss)	(533,860)	(5,393)	-	(539,253)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 32,616,683	$ (23,984)	$ (53,761)	$ 32,538,938

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated other comprehensive income	Total
Series 46
Partners' capital (deficit) April 1, 2005	$ 25,044,166	$ (8,314)	$ (40,160)	$ 24,995,692

Distribution	-	-	-	-

Net income (loss)	(166,847)	(1,685)	-	(168,532)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), September 30, 2005	$ 24,877,319	$ (9,999)	$ (40,160)	$ 24,827,160

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (15,915,624)	$(16,740,036)
Adjustments
Amortization	799,110	744,123
Distributions from Operating Partnerships	316,967	3,906,502
Share of Loss from Operating Partnerships	11,458,140	12,437,469
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(28,003)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(2,222,679)	(1,363,872)
(Decrease) Increase in accounts payable affiliates	3,388,950	1,454,159
Line of credit	-	-

Net cash (used in) provided by operating activities	(2,175,136)	410,342

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(63,596)	(420,792)
Capital contributions paid to Operating Partnerships	(6,727,079)	(9,842,043)
Proceeds from sale of operating limited partnerships:	401,525	-
Advances to Operating Partnerships	44,100	651,480
Investments	4,918,455	549,477

Net cash (used in) provided by investing activities	(1,426,595)	(9,061,878)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(2,262)
Distribution	(2,370,350)	-

Net cash (used in) provided by financing activities	(2,370,350)	(2,262)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,972,081)	(8,653,798)

Cash and cash equivalents, beginning	18,346,447	33,051,934

Cash and cash equivalents, ending	$ 12,374,366	$ 24,398,136

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 111,758	$ 6,269,200

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ 73,664	$ (740,760)
Adjustments
Amortization	1,786	1,786
Distributions from Operating Partnerships	9,659	3,375,375
Share of (Income) Loss from Operating Partnerships	(217,819)	547,792
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(126,143)	(21,032)
(Decrease) Increase in accounts payable affiliates	153,945	(934,302)
Line of credit	-	-

Net cash (used in) provided by operating activities	(104,908)	2,228,859

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	401,525	-
Advances to Operating Partnerships	-	-
Investments	(463,027)	-

Net cash (used in) provided by investing activities	(61,502)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	(2,231,352)	-

Net cash (used in) provided by financing activities	(2,231,352)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,397,762)	2,228,859

Cash and cash equivalents, beginning	2,435,923	252,117

Cash and cash equivalents, ending	$ 38,161	$ 2,480,976

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (288,423)	$ (375,687)
Adjustments
Amortization	977	977
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	147,508	254,043
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	112,920	87,921
Line of credit	-	-
Net cash (used in) provided by operating activities	(27,018)	(32,746)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,018)	(32,746)

Cash and cash equivalents, beginning	100,468	142,893

Cash and cash equivalents, ending	$ 73,450	$ 110,147

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (614,049)	$ (846,608)
Adjustments
Amortization	3,070	3,070
Distributions from Operating Partnerships	1,970	1,900
Share of Loss from Operating Partnerships	472,914	699,741
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	127,295	82,296
Line of credit	-	-

Net cash (used in) provided by operating activities	(8,800)	(59,601)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,500)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,300)	(61,101)

Cash and cash equivalents, beginning	272,446	320,139

Cash and cash equivalents, ending	$ 262,146	$ 259,038

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (895,800)	$ (774,454)
Adjustments
Amortization	4,565	4,565
Distributions from Operating Partnerships	-	1,900
Share of Loss from Operating Partnerships	752,108	634,729
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	120,133	120,133
Line of credit	-	-

Net cash (used in) provided by operating activities	(18,994)	(13,127)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,994)	(13,127)

Cash and cash equivalents, beginning	126,832	140,695

Cash and cash equivalents, ending	$ 107,838	$ 127,568

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (292,101)	$ (483,914)
Adjustments
Amortization	5,102	5,102
Distributions from Operating Partnerships	1,224	2,528
Share of Loss from Operating Partnerships	160,761	354,345
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	112,920	112,920
Line of credit	-	-
Net cash (used in) provided by operating activities	(12,094)	(9,019)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,094)	(9,019)

Cash and cash equivalents, beginning	220,367	221,188

Cash and cash equivalents, ending	$ 208,273	$ 212,169

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (350,903)	$ (490,020)
Adjustments
Amortization	7,609	7,609
Distributions from Operating Partnerships	9,535	15
Share of Loss from Operating Partnerships	176,415	352,632
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(876)	-
(Decrease) Increase in accounts payable affiliates	136,339	136,338
Line of credit	-	-

Net cash (used in) provided by operating activities	(21,881)	6,574

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	(197,748)	-

Net cash (used in) provided by investing activities	(197,748)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(219,629)	6,574

Cash and cash equivalents, beginning	378,135	443,860

Cash and cash equivalents, ending	$ 158,506	$ 450,434

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (641,476)	$ (720,829)
Adjustments
Amortization	8,452	8,452
Distributions from Operating Partnerships	38,032	17,890
Share of Loss from Operating Partnerships	408,358	480,012
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	217,379	115,963
Line of credit	-	-

Net cash (used in) provided by operating activities	30,745	(98,512)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 26

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,745	(98,512)

Cash and cash equivalents, beginning	353,640	447,941

Cash and cash equivalents, ending	$ 384,385	$ 349,429

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (532,493)	$ (506,577)
Adjustments
Amortization	7,827	7,827
Distributions from Operating Partnerships	7,175	-
Share of Loss from Operating Partnerships	359,785	333,056
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	157,603	57,601
Line of credit	-	-

Net cash (used in) provided by Operating activities	(103)	(108,093)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103)	(108,093)

Cash and cash equivalents, beginning	127,380	234,047

Cash and cash equivalents, ending	$ 127,277	$ 125,954

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (911,433)	$ (775,908)
Adjustments
Amortization	1,650	1,650
Distributions from Operating Partnerships	169,994	40,431
Share of Loss from Operating Partnerships	767,620	629,573
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	167,058	(28,003)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	194,889	(132,257)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	(475,434)	-

Net cash (used in) provided by investing activities	(475,434)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(280,545)	(132,257)

Cash and cash equivalents, beginning	428,256	464,935

Cash and cash equivalents, ending	$ 147,711	$ 332,678

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (987,948)	$ (714,880)
Adjustments
Amortization	1,656	1,656
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	806,117	546,991
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	197	(33)
(Decrease) Increase in accounts payable affiliates	168,991	118,990
Line of credit	-	-

Net cash (used in) provided by operating activities	(10,987)	(47,276)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	12,384	(13,745)

Net cash (used in) provided by investing activities	12,384	(13,745)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 29

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,397	(61,021)

Cash and cash equivalents, beginning	253,902	328,122

Cash and cash equivalents, ending	$ 255,299	$ 267,101

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (683,581)	$ (687,157)
Adjustments
Amortization	10,619	10,619
Distributions from Operating Partnerships	12,870	11,948
Share of Loss from Operating Partnerships	532,189	555,259
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(32,464)
(Decrease) Increase in accounts payable affiliates	110,460	110,460
Line of credit	-	-

Net cash (used in) provided by operating activities	(17,443)	(31,335)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,443)	(31,335)

Cash and cash equivalents, beginning	300,371	124,788

Cash and cash equivalents, ending	$ 282,928	$ 93,453

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2005	2004
Cash flows from operating activities:

Net income (loss)	$(1,053,384)	$ (686,706)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	3,851	1,392
Share of Loss from Operating Partnerships	822,810	487,866
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	198,720	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(28,003)	(197,448)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(13,713)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(13,713)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,003)	(211,161)

Cash and cash equivalents, beginning	134,942	487,978

Cash and cash equivalents, ending	$ 106,939	$ 276,817

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (966,424)	$ (835,851)
Adjustments
Amortization	18,362	18,362
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	762,741	660,313
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	165,769	165,793
Line of credit	-	-

Net cash (used in) provided by operating activities	(19,552)	8,617

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	(153,589)
Advances to Operating Partnerships	-	-
Investments	(371,766)	-

Net cash (used in) provided by investing activities	(371,766)	(153,589)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(391,318)	(144,972)

Cash and cash equivalents, beginning	439,407	319,906

Cash and cash equivalents, ending	$ 48,089	$ 174,934

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (437,696)	$ (417,155)
Adjustments
Amortization	13,638	13,638
Distributions from Operating Partnerships		-
Share of Loss from Operating Partnerships	320,915	302,768
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	86,982	86,982
Line of credit	-	-

Net cash (used in) provided by operating activities	(16,161)	(13,767)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	14,311	5,596
Investments	-	-

Net cash (used in) provided by investing activities	14,311	5,596

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,850)	(8,171)

Cash and cash equivalents, beginning	191,000	194,499

Cash and cash equivalents, ending	$ 189,150	$ 186,328

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2005	2004
Cash flows from operating activities:

Net income (loss)	$(1,044,084)	$(1,022,087)
Adjustments
Amortization	21,969	21,969
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	849,343	843,267
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	11,473	-
(Decrease) Increase in accounts payable affiliates	146,597	146,596
Line of credit	-	-

Net cash (used in) provided by operating activities	(14,702)	(10,255)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(40,500)	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(40,500)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,202)	(10,255)

Cash and cash equivalents, beginning	198,385	248,852

Cash and cash equivalents, ending	$ 143,183	$ 238,597

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (643,385)	$ (664,269)
Adjustments
Amortization	64,617	64,617
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	460,292	491,807
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	71,652
(Decrease) Increase in accounts payable affiliates	114,180	93,879
Line of credit	-	-

Net cash (used in) provided by operating activities	(4,296)	57,686

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,296)	57,686

Cash and cash equivalents, beginning	636,348	568,900

Cash and cash equivalents, ending	$ 632,052	$ 626,586

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (389,653)	$ (492,104)
Adjustments
Amortization	44,231	44,231
Distributions from Operating Partnerships	2,493	3,000
Share of Loss from Operating Partnerships	261,835	357,159
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	85,270	83,600
Line of credit	-	-

Net cash (used in) provided by operating activities	4,176	(4,114)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,176	(4,114)

Cash and cash equivalents, beginning	76,718	79,639

Cash and cash equivalents, ending	$ 80,894	$ 75,525

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (463,616)	$ (352,326)
Adjustments
Amortization	47,411	46,202
Distributions from Operating Partnerships	2,495	33,929
Share of Loss from Operating Partnerships	306,962	192,296
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	179,680
(Decrease) Increase in accounts payable affiliates	102,432	102,433
Line of credit	-	-

Net cash (used in) provided by operating activities	(4,316)	202,214

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	29,789	11,650
Investments	-	-

Net cash (used in) provided by investing activities	29,789	11,650

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,473	213,864

Cash and cash equivalents, beginning	390,428	168,094

Cash and cash equivalents, ending	$ 415,901	$ 381,958

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (376,961)	$ (507,093)
Adjustments
Amortization	49,456	49,456
Distributions from Operating Partnerships	204	-
Share of Loss from Operating Partnerships	231,903	366,259
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	59,461
(Decrease) Increase in accounts payable affiliates	87,820	82,899
Line of credit	-	-

Net cash (used in) provided by operating activities	(7,578)	50,982

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,578)	50,982

Cash and cash equivalents, beginning	200,256	139,965

Cash and cash equivalents, ending	$ 192,678	$ 190,947

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (500,953)	$ (487,471)
Adjustments
Amortization	45,162	45,162
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	379,799	352,994
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	184,159	109,870
(Decrease) Increase in accounts payable affiliates	70,883	68,970
Line of credit	-	-

Net cash (used in) provided by operating activities	179,050	89,525

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179,050	89,525

Cash and cash equivalents, beginning	198,542	96,315

Cash and cash equivalents, ending	$ 377,592	$ 185,840

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

2005	2004
Cash flows from operating activities:

Net income (xloss)	$ (543,930)	$ (603,135)
Adjustments
Amortization	56,864	56,864
Distributions from Operating Partnerships	27,279	-
Share of Loss from Operating Partnerships	390,615	422,040
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	278,868	-
(Decrease) Increase in accounts payable affiliates	105,739	100,622
Line of credit	-	-

Net cash (used in) provided by operating activities	315,435	(23,609)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(143,730)	(376)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(143,730)	(376)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	171,705	(23,985)

Cash and cash equivalents, beginning	30,695	40,313

Cash and cash equivalents, ending	$ 202,400	$ 16,328

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2005	2004

Cash flows from operating activities:

Net income (loss)	$ (707,718)	$(1,469,471)
Adjustments
Amortization	66,963	66,929
Distributions from Operating Partnerships	-	375,619
Share of Loss from Operating Partnerships	508,657	1,250,510
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	211,363	(207,796)
(Decrease) Increase in accounts payable affiliates	144,394	125,592
Line of credit	-	-

Net cash (used in) provided by operating activities	223,659	141,383

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(3,903)
Capital contributions paid to Operating Partnerships	(175,670)	(252,519)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	(7,500)
Investments	-	-

Net cash (used in) provided by investing activities	(175,670)	(263,922)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	(138,998)	-

Net cash (used in) provided by financing activities	138,998)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(91,009)	(122,539)

Cash and cash equivalents, beginning	178,767	323,017

Cash and cash equivalents, ending	$ 87,758	$ 200,478

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (541,996)	$ (574,584)
Adjustments
Amortization	58,111	57,414
Distributions from Operating Partnerships	9,936	15,294
Share of Loss from Operating Partnerships	378,331	393,792
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	93,359	(160,174)
(Decrease) Increase in accounts payable affiliates	124,943	118,558
Line of credit	-	-

Net cash (used in) provided by operating activities	122,684	(149,700)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(16,776)
Capital contributions paid to Operating Partnerships	-	(546,090)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	(295,000)
Investments	-	-

Net cash (used in) provided by investing activities	-	(857,866)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	122,684	(1,007,566)

Cash and cash equivalents, beginning	943,069	1,858,784

Cash and cash equivalents, ending	$ 1,065,753	$ 851,218

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (928,882)	$ (771,732)
Adjustments
Amortization	82,439	82,141
Distributions from Operating Partnerships	19,250	25,281
Share of Loss from Operating Partnerships	680,529	528,471
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(343,010)	11,672
(Decrease) Increase in accounts payable affiliates	157,454	151,076
Line of credit	-	-

Net cash (used in) provided by operating activities	(332,220)	26,909

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(43,968)
Capital contributions paid to Operating Partnerships	(16,048)	(1,470,747)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	(222,500)
Investments	385,946	560,922

Net cash (used in) provided by investing activities	369,896	(1,176,293)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,678	(1,149,384)

Cash and cash equivalents, beginning	332,509	1,723,622

Cash and cash equivalents, ending	$ 370,187	$ 574,238

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 111,758	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (484,614)	$ (238,233)
Adjustments
Amortization	56,302	50,802
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	343,798	118,897
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(415,490)	625
(Decrease) Increase in accounts payable affiliates	106,171	105,775
Line of credit	-	-

Net cash (used in) provided by operating activities	(393,833)	37,866

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(3,426)
Capital contributions paid to Operating Partnerships	(476,425)	(286,143)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	747,691
Investments	799,872	(1,079,139)

Net cash (used in) provided by investing activities	323,447	(621,017)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,386)	(583,151)

Cash and cash equivalents, beginning	1,764,709	1,867,420

Cash and cash equivalents, ending	$ 1,694,323	$ 1,284,269

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (539,253)	$ (423,617)
Adjustments
Amortization	68,383	65,400
Distributions from Operating Partnerships	1,000	-
Share of Loss from Operating Partnerships	326,468	270,314
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(2,122,234)	474,307
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(2,265,636)	386,404

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(10,787)	(154,183)
Capital contributions paid to Operating Partnerships	(2,825,777)	(2,432,849)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	411,543
Investments	3,576,145	1,146,403

Net cash (used in) provided by investing activities	739,581	(1,029,086)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(2,639)
Distribution	-	-

Net cash (used in) provided by financing activities	-	(2,639)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,526,055)	(645,321)

Cash and cash equivalents, beginning	2,145,548	5,967,616

Cash and cash equivalents, ending	$ 619,493	$ 5,322,295

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,603,869	$ 1,658,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (168,532)	$ (77,408)
Adjustments
Amortization	51,889	7,623
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	67,186	10,543
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	5,655	(1,849,640)
(Decrease) Increase in accounts payable affiliates	106,553	13,064
Line of credit	-	-

Net cash (used in) provided by operating activities	62,751	(1,895,818)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(52,809)	(198,160)
Capital contributions paid to Operating Partnerships	(3,047,429)	(4,684,893)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	(64,964)
Investments	1,652,083	-

Net cash (used in) provided by investing activities	(1,448,155)	(4,948,017)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	377
Distribution	-	-

Net cash (used in) provided by financing activities	-	377

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,385,404)	(6,843,458)

Cash and cash equivalents, beginning	5,487,404	15,846,289

Cash and cash equivalents, ending	$ 4,102,000	$ 9,002,831

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 4,610,506

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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
Seotember 30, 2005
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2005 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of September 30, 2005 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 9,178,946
Due after one year	2,052,393
Total	$11,231,339

The fair market value of the securities is $11,107,327. The difference being an unrealized loss on securities available for sale of $124,012, as of September 30, 2005.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of September 30, 2005 and 2004 is as follows:
	2005	2004
Series 20	$ 23,219	$ 19,647
Series 21	12,700	10,746
Series 22	39,909	33,769
Series 23	55,023	45,892
Series 24	66,330	56,125
Series 25	66,614	56,365
Series 26	112,114	95,211
Series 27	97,154	82,207
Series 28	21,451	18,151
Series 29	21,383	18,071
Series 30	137,916	116,678
Series 32	196,298	165,901
Series 33	176,397	149,118
Series 34	280,029	236,673
Series 35	794,909	672,045
Series 36	541,359	456,999
Series 37	491,642	401,656
Series 38	383,583	287,683
Series 39	329,166	241,385
Series 40	276,968	174,569
Series 41	403,253	287,729
Series 42	279,998	166,841
Series 43	361,984	216,270
Series 44	177,156	75,889
Series 45	194,870	80,906
Series 46	129,898	-
	$5,671,323	$4,166,526

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2005 and 2004 are as follows:
	2005	2004
Series 20	$ 92,061	$ 92,061
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,460	56,460
Series 25	68,169	68,169
Series 26	108,689	109,395
Series 27	78,801	78,801
Series 28	83,529	-
Series 29	84,495	84,495
Series 30	55,230	55,230
Series 31	99,360	-
Series 32	82,886	82,896
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,001	50,001
Series 41	69,042	70,744
Series 42	60,839	58,941
Series 43	75,512	75,144
Series 44	53,285	52,887
Series 45	-	-
Series 46	53,323	13,064
	$1,692,401	$1,469,007

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended September 30, 2005 and 2004 are as follows:
	2005	2004
Series 20	$ -	$ -
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 26	-	-
Series 27	-	-
Series 28	-	83,529
Series 29	-	-
Series 30	-	-
Series 31	-	99,360
Series 35	-	-
Series 41	-	-
Series 45	85,570	65,103
Series 46	-	37,251
	$ 85,570	$285,243

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2005 and 2004 the Fund has limited partnership interests in 513 and 507 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2005 and 2004 is as follows:
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2005	2004
Series 40	16	16
Series 41	23	23
Series 42	22	21
Series 43	22	21
Series 44	9	8
Series 45	30	26
Series 46	12	12
	513	507

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2005 and 2004 are as follows:
	2005	2004
Series 20	$ 388,026	$ 388,026
Series 21	457,642	457,642
Series 22	476,496	477,996
Series 23	117,796	117,797
Series 24	368,239	368,239
Series 25	768,198	943,704
Series 26	1,443,838	1,443,838
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	66,718	86,718
Series 30	128,167	128,167
Series 31	682,058	682,058
Series 32	520,571	748,878
Series 33	202,285	202,285
Series 34	8,244	85,968
Series 35	603,740	603,740
Series 36	657,998	657,998
Series 37	155,363	155,363
Series 38	-	117,735
Series 39	-	-
Series 40	8,694	152,424
Series 41	304,884	740,023
Series 42	680,975	1,413,266
Series 43	878,185	3,016,900
Series 44	1,147,611	1,700,804
Series 45	6,075,827	6,985,825
Series 46	636,319	8,148,941
	$16,858,591	$29,905,052

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2005.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 20

	2005	2004

Revenues
Rental	$ 4,884,560	$ 4,755,449
Interest and other	270,786	201,990
	5,155,346	4,957,439

Expenses
Interest	1,400,638	1,390,739
Depreciation and amortization	1,379,177	1,358,391
Operating expenses	2,775,019	2,914,120
	5,554,834	5,663,250

NET LOSS	$ (399,488)	$ (705,811)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (183,706)	$ (547,792)

Net loss allocated to other partners	$ (3,995)	$ (7,058)

Net loss suspended	$ (211,787)	$ (150,961)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 21

	2005	2004

Revenues
Rental	$ 2,596,563	$ 2,283,795
Interest and other	62,233	30,324
	2,658,796	2,314,119

Expenses
Interest	902,288	912,137
Depreciation and amortization	442,370	427,047
Operating expenses	2,107,543	1,770,821
	3,452,201	3,110,005

NET LOSS	$ (793,405)	$ (795,886)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (147,508)	$ (254,043)

Net loss allocated to other Partners	$ (7,934)	$ (7,959)

Net loss suspended	$ (637,963)	$ (533,884)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 22
	2005	2004

Revenues
Rental	$ 2,761,289	$ 2,756,413
Interest and other	133,175	76,074
	2,894,464	2,832,487

Expenses
Interest	675,202	675,391
Depreciation and amortization	971,542	1,001,365
Operating expenses	1,908,901	1,896,357
	3,555,645	3,573,113

NET LOSS	$ (661,181)	$ (740,626)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (472,914)	$ (699,741)

Net loss allocated to other Partners	$ (6,612)	$ (7,406)

Net loss suspended	$ (181,655)	$ (33,479)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 23

	2005	2004

Revenues
Rental	$ 2,651,813	$ 3,206,303
Interest and other	139,131	72,541
	2,790,944	3,278,844

Expenses
Interest	777,564	887,249
Depreciation and amortization	794,767	879,458
Operating expenses	1,978,319	2,153,277
	3,550,650	3,919,984

NET LOSS	$ (759,706)	$ (641,140)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (752,108)	$ (634,729)

Net loss allocated to other Partners	$ (7,598)	$ (6,411)

Net loss suspended	$ -	$ -

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 24
	2005	2004

Revenues
Rental	$ 2,363,281	$ 2,241,745
Interest and other	52,388	36,521
	2,415,669	2,278,266

Expenses
Interest	500,101	516,040
Depreciation and amortization	670,589	652,130
Operating expenses	1,492,425	1,523,191
	2,663,115	2,691,361

NET LOSS	$ (247,446)	$ (413,095)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (160,761)	$ (354,345)

Net loss allocated to other Partners	$ (2,474)	$ (4,130)

Net loss suspended	$ (84,211)	$ (54,620)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 25
	2005	2004

Revenues
Rental	$ 4,301,543	$ 4,081,351
Interest and other	80,329	102,025
	4,381,872	4,183,376

Expenses
Interest	1,133,761	955,327
Depreciation and amortization	1,033,609	1,043,213
Operating expenses	2,755,588	2,640,958
	4,922,958	4,639,498

NET LOSS	$ (541,086)	$ (456,122)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (176,415)	$ (352,632)

Net loss allocated to other Partners	$ (5,411)	$ (4,561)

Net loss suspended	$ (359,260)	$ (98,929)

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
September 30, 20050
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 26
	2005	2004

Revenues
Rental	$ 4,930,977	$ 5,132,206
Interest and other	187,110	115,757
	5,118,087	5,247,963

Expenses
Interest	1,177,763	1,133,018
Depreciation and amortization	1,426,023	1,474,729
Operating expenses	3,065,248	3,209,509
	5,669,034	5,817,256

NET LOSS	$ (550,947)	$ (569,293)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (408,358)	$ (480,012)

Net loss allocated to other Partners	$ (5,509)	$ (5,693)

Net loss suspended	$ (137,080)	$ (83,588)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 27
	2005	2004

Revenues
Rental	$ 3,444,712	$ 3,372,210
Interest and other	65,572	26,684
	3,510,284	3,398,894

Expenses
Interest	1,387,384	1,213,475
Depreciation and amortization	855,462	910,722
Operating expenses	1,725,295	1,727,764
	3,968,141	3,851,961

NET LOSS	$ (457,857)	$ (453,067)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (359,785)	$ (333,056)

Net loss allocated to other Partners	$ (4,579)	$ (4,531)

Net loss suspended	$ (93,493)	$ (115,480)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 28
	2005	2004

Revenues
Rental	$ 3,106,445	$ 3,148,127
Interest and other	75,471	66,315
	3,181,916	3,214,442

Expenses
Interest	757,857	833,032
Depreciation and amortization	1,155,811	1,084,419
Operating expenses	2,050,299	1,932,924
	3,963,967	3,850,375

NET LOSS	$ (782,051)	$ (635,933)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (767,620)	$ (629,574)

Net loss allocated to other Partners	$ (7,821)	$ (6,359)

Net Loss Suspended	$ (6,610)	$ -

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 29
	2005	2004

Revenues
Rental	$ 3,715,100	$ 3,274,967
Interest and other	135,510	99,586
	3,850,610	3,374,553

Expenses
Interest	946,803	696,136
Depreciation and amortization	1,337,450	1,237,782
Operating expenses	2,469,345	1,993,150
	4,753,598	3,927,068

NET LOSS	$ (902,988)	$ (552,515)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (806,117)	$ (546,991)

Net loss allocated to other Partners	$ (9,030)	$ (5,524)

Net Loss Suspended	$ (87,841)	$ -

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 30
	2005	2004

Revenues
Rental	$ 2,464,690	$ 2,357,711
Interest and other	120,706	102,373
	2,585,396	2,460,084

Expenses
Interest	596,946	546,110
Depreciation and amortization	668,082	757,664
Operating expenses	1,857,933	1,717,178
	3,122,961	3,020,952

NET LOSS	$ (537,565)	$ (560,868)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (532,189)	$ (555,259)

Net loss allocated to other Partners	$ (5,376)	$ (5,609)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 31
	2005	2004

Revenues
Rental	$ 4,961,870	$ 5,013,423
Interest and other	177,925	188,085
	5,139,795	5,201,508

Expenses
Interest	1,062,581	938,182
Depreciation and amortization	1,646,765	1,502,668
Operating expenses	3,261,424	3,253,452
	5,970,770	5,694,302

NET LOSS	$ (830,975)	$ (492,794)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (822,810)	$ (487,866)

Net loss allocated to other Partners	$ (8,165)	$ (4,928)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 32
	2005	2004

Revenues
Rental	$ 2,744,491	$ 2,832,685
Interest and other	143,339	100,282
	2,887,830	2,932,967

Expenses
Interest	672,772	612,258
Depreciation and amortization	1,122,571	1,262,554
Operating expenses	1,927,645	1,793,564
	3,722,988	3,668,376

NET LOSS	$ (835,158)	$ (735,409)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (762,741)	$ (660,313)

Net loss allocated to other Partners	$ (8,352)	$ (7,354)

Net loss suspended	$ (64,065)	$ (67,742)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 33
	2005	2004

Revenues
Rental	$ 1,390,040	$ 1,540,831
Interest and other	37,081	11,076
	1,427,121	1,551,907

Expenses
Interest	450,411	501,510
Depreciation and amortization	462,028	517,567
Operating expenses	838,839	838,656
	1,751,278	1,857,733

NET LOSS	$ (324,157)	$ (305,826)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (320,915)	$ (302,768)

Net loss allocated to other Partners	$ (3,242)	$ (3,058)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 34
	2005	2004

Revenues
Rental	$ 2,662,135	$ 2,666,705
Interest and other	146,312	86,793
	2,808,447	2,753,498

Expenses
Interest	787,371	763,777
Depreciation and amortization	1,101,760	1,134,957
Operating expenses	1,777,239	1,706,548
	3,666,370	3,605,282

NET LOSS	$ (857,923)	$ (851,784)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (849,343)	$ (843,267)

Net loss allocated to other Partners	$ (8,580)	$ (8,517)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,

Series 35
	2005	2004

Revenues
Rental	$ 2,117,422	$ 2,078,133
Interest and other	161,316	72,748
	2,278,738	2,150,881

Expenses
Interest	557,184	546,345
Depreciation and amortization	777,880	768,897
Operating expenses	1,408,615	1,332,414
	2,743,679	2,647,656

NET LOSS	$ (464,941)	$ (496,775)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (460,292)	$ (491,807)

Net loss allocated to other Partners	$ (4,649)	$ (4,968)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 36
	2005	2004

Revenues
Rental	$ 1,575,666	$ 1,508,173
Interest and other	47,360	38,073
	1,623,026	1,546,246

Expenses
Interest	505,012	511,997
Depreciation and amortization	530,781	545,274
Operating expenses	852,234	850,432
	1,888,027	1,907,703

NET LOSS	$ (265,001)	$ (361,457)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (261,835)	$ (357,159)

Net loss allocated to other Partners	$ (2,650)	$ (3,615)

Net loss suspended	$ (516)	$ (683)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 37
	2005	2004

Revenues
Rental	$ 2,167,300	$ 2,195,726
Interest and other	148,791	87,461
	2,316,091	2,283,187

Expenses
Interest	686,206	531,722
Depreciation and amortization	669,636	699,772
Operating expenses	1,270,311	1,245,931
	2,626,153	2,477,425

NET LOSS	$ (310,062)	$ (194,238)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (306,962)	$ (192,296)

Net loss allocated to other Partners	$ (3,100)	$ (1,942)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 38
	2005	2004

Revenues
Rental	$ 1,545,717	$ 1,513,033
Interest and other	53,703	47,099
	1,599,420	1,560,132

Expenses
Interest	415,203	421,036
Depreciation and amortization	489,531	553,860
Operating expenses	928,931	955,193
	1,833,665	1,930,089

NET LOSS	$ (234,245)	$ (369,957)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (231,903)	$ (366,258)

Net loss allocated to other Partners	$ (2,342)	$ (3,699)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 39
	2005	2004

Revenues
Rental	$ 1,073,476	$ 1,045,154
Interest and other	85,436	110,981
	1,158,912	1,156,135

Expenses
Interest	333,619	301,895
Depreciation and amortization	405,369	462,117
Operating expenses	803,559	748,683
	1,542,547	1,512,695

NET LOSS	$ (383,635)	$ (356,560)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (379,799)	$ (352,994)

Net loss allocated to other Partners	$ (3,836)	$ (3,566)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 40
	2005	2004

Revenues
Rental	$ 1,757,020	$ 1,715,233
Interest and other	60,418	57,145
	1,817,438	1,772,378

Expenses
Interest	489,181	493,431
Depreciation and amortization	728,074	709,413
Operating expenses	994,743	995,837
	2,211,998	2,198,681

NET LOSS	$ (394,560)	$ (426,303)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (390,615)	$ (422,040)

Net loss allocated to other Partners	$ (3,945)	$ (4,263)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 41
	2005	2004

Revenues
Rental	$ 2,552,973	$ 2,389,774
Interest and other	96,827	67,262
	2,649,800	2,457,036

Expenses
Interest	986,939	1,009,629
Depreciation and amortization	971,660	1,175,182
Operating expenses	1,347,561	1,535,380
	3,306,160	3,720,191

NET LOSS	$ (656,360)	$(1,263,155)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (508,657)	$(1,250,510)

Net loss allocated to other Partners	$ (6,564)	$ (12,645)

Net loss suspended	$ (141,139)	$ -

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
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

        Series 42

	2005	2004

Revenues
Rental	$ 2,808,000	$ 2,474,128
Interest and other	94,180	85,860
	2,902,180	2,559,988

Expenses
Interest	879,661	765,660
Depreciation and amortization	962,746	828,480
Operating expenses	1,441,926	1,363,618
	3,284,333	2,957,758

NET LOSS	$ (382,153)	$ (397,770)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (378,331)	$ (393,792)

Net loss allocated to other Partners	$ (3,822)	$ (3,978)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 43
	2005	2004

Revenues
Rental	$ 3,022,542	$ 2,556,808
Interest and other	132,422	76,777
	3,154,964	2,633,585

Expenses
Interest	828,708	744,584
Depreciation and amortization	1,246,302	983,325
Operating expenses	1,767,357	1,439,486
	3,842,367	3,167,395

NET LOSS	$ (687,403)	$ (533,810)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (680,529)	$ (528,471)

Net loss allocated to other Partners	$ (6,874)	$ (5,339)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 44
	2005	2004

Revenues
Rental	$ 1,879,455	$ 1,474,790
Interest and other	56,649	94,580
	1,936,104	1,569,370

Expenses
Interest	670,720	492,029
Depreciation and amortization	695,034	442,740
Operating expenses	917,621	754,699
	2,283,375	1,689,468

NET LOSS	$ (347,271)	$ (120,098)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (343,798)	$ (118,897)

Net loss allocated to other Partners	$ (3,473)	$ (1,201)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 45
	2005	2004

Revenues
Rental	$ 2,642,782	$ 1,556,949
Interest and other	191,747	64,376
	2,834,529	1,621,325

Expenses
Interest	828,449	352,917
Depreciation and amortization	667,600	571,735
Operating expenses	1,668,245	969,717
	3,164,294	1,894,369

NET LOSS	$ (329,765)	$ (273,044)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (326,468)	$ (270,314)

Net loss allocated to other Partners	$ (3,297)	$ (2,730)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

	Series 46 2005	Series 46 2004

Revenues
Rental	$ 1,627,413	$ 560,363
Interest and other	18,617	952
	1,646,030	561,315

Expenses
Interest	410,087	118,184
Depreciation and amortization	389,633	92,141
Operating expenses	914,174	361,639
	1,713,894	571,964

NET GAIN	$ (67,884)	$ (10,649)

Net gain allocated to Boston Capital Tax Credit Fund IV L.P.	$ (67,186)	$ (10,543)

Net gain allocated to other Partners	$ (678)	$ (106)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended June 30, 2005 and 2004 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2005.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $24,333,293. Series 20 has since sold its interest in one of the Operating Partnerships.

During the quarter ended September 30, 2005, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of September 30, 2005. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $135,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended September 30, 2005, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of September 30, 2005 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2005, Series 22 recorded capital contributions releases of $1,500. Series 22 has outstanding contributions payable in the amount of $476,496 as of September 30, 2005. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $25,515 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 2005, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,796 as of September 30, 2005, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,417,237.

During the quarter ended September 30, 2005, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of September 30, 2005. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended September 30, 2005, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $768,198 as of September 30, 2005. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $61,733, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended September 30, 2005, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $1,443,838 as of September 30, 2005. Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $43,778, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,572.

During the quarter ended September 30, 2005, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of September 30, 2005. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended September 30, 2005, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $40,968 as of September 30, 2005. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended September 30, 2005, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $66,718 as of September 30, 2005. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $45,783 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869.

During the quarter ended September 30, 2005, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $128,167 as of September 30, 2005. The remaining contributions will be released from available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended September 30, 2005, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $682,058 as of September 30, 2005. Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $66,384, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2005, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable in the amount of $520,571 as of September 30, 2005. Of the amount outstanding, $261,571 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $259,000 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended September 30, 2005, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of September 30, 2005. Of the amount outstanding, $44,567 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $157,718, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended September 30, 2005, Series 34 recorded capital contribution releases of $40,500. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $8,244 as of September 30, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended September 30, 2005, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of September 30, 2005. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended September 30, 2005, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $657,998 as of September 30, 2005 all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2005, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable in the amount of $155,363 as of September 30, 2005. Of the amount outstanding, $92,773 has been loaned to one of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $62,590, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended September 30, 2005, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2005. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2005, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,771 as of September 30, 2005. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2005, Series 40 recorded capital contribution releases of $143,730. Series 40 has outstanding contributions payable in the amount of $8,694 as of September 30, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2005, Series 41 recorded capital contribution releases of $175,670. Series 41 has outstanding contributions payable in the amount of $304,884 as of September 30, 2005. Of the amount outstanding, $207,796 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $97,088, will be released from collections of notes and accounts receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $20,083,679.

During the quarter ended September 30, 2005, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable in the amount of $680,975 as of September 30, 2005. Of the amount outstanding, $183,295 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $497,680 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $26,046,064. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 43

During the quarter ended September 30, 2005, Series 43 did not record any releases of capital contribution. Series 43 has outstanding contributions payable in the amount of $878,185 as of September 30, 2005. Of the amount outstanding, $671,766 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $206,419 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BCAs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $16,291,702. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 44.

During the quarter ended September 30, 2005, Series 44 recorded capital contribution releases of $137,046. Series 44 has outstanding contributions payable in the amount of $1,147,611 as of September 30, 2005. Of the amount outstanding, $420,753 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $726,858 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2005, Series 45 recorded capital contribution releases of $1,144,153. Series 45 has outstanding contributions payable in the amount of $6,075,827 as of September 30, 2005. Of the amount outstanding, $3,289,220 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $2,786,601 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 12 Operating Partnerships in the amount of $17,110,706. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 46.

During the quarter ended September 30, 2005, Series 46 recorded capital contribution releases of $1,960,561. Series 46 has outstanding contributions payable in the amount of $636,319 as of September 30, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations

As of September 30, 2005 and 2004 the Fund held limited partnership interests in 513 and 507 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2005 as Series 44 and Series 46 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 2005 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $63,428, $56,460, $57,648, $54,066, $49,615, $66,044, $104,465, $78,801, $83,529, $75,062, $55,230, $99,360, $82,884, $43,491, $73,299, $57,090, $40,005, $51,216, $41,100, $34,200, $50,001, $56,085, $54,010, $75,512, $53,285, $81,220 and $50,922, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 20 reflects net loss from Operating Partnerships of $(399,488) and $(705,811), respectively, which includes depreciation and amortization of $1,379,177 and $1,358,391, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 20 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburg Seniors Apartments and Shady Lane Apartments. Coushatta Seniors II Apts, Floral Acres Apts, Harrisonburgh Seniors Apts and Shady Lane Apts sustained minor damage to shingles, roof vents, and sheetrock due to Hurricane Rita and Katrina. The Operating General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total. The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

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

Cascade Commons LP (Cascades Crossing) is a 320 unit affordable multifamily resident located in Sterling, Va., the suburbs of Washington, D.C. The Operating General Partner requested the Investment General Partners' approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completed the refinance the Operating Partnership paid its Investment Limited Partners $5,429,737 in refinance proceeds and estimated cash flow through 2004. Series 20 received $3,360,677 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership. The balance of the proceeds were paid to the other Investment Limited Partners, one which is affiliated and one which is non-affiliated with the Series. The amount received by each Investment Limited Partner was based on their percentage ownership in the Operating Partnership. Series 20 used $1,118,423 to make a partial payment of accrued asset management fees. Of the remaining proceeds the net distribution to investors was approximately $1,860,000. This represented a per BAC distribution of $.48. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds remaining will be retained to improve the Series reserves, and in the event that the cash flow estimate was over stated, make a cash flow reimbursement back to the Operating Partnership.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven for the third quarter of 2005 due to low occupancy, high operating expenses, and rent collection problems. The property generated a cash deficit of approximately $155,000 for the nine months ended September 30, 2005. The Investor Limited Partner has advanced over $126,000 in 2005 to fund operating deficits. Average occupancy for the third quarter of 2005 is 90%. Several residents were evicted in March 2005, which resulted in approximately $17,000 of bad debts being written off during the first quarter of 2005; total bad debts expense is approximately $28,000 through the end of the third quarter. By the end of October 2005 occupancy was 91% with no units leased and two move-out notices for a net projected occupancy of 88%. The recent move-outs are a result of management enforcing the rules regarding rent collections and evictions. The property is currently offering a one month free. Occupancy is projected to be 93% by the end of 2005.

Pinnacle Management Services, began managing the property in December 2003. In an effort to improve operations, the Operating General Partner transferred management to Affiliated Management Group in April, 2005. Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties. Operations remain below breakeven due to high vacancy loss, administrative expense, maintenance expense and bad debts expense. The property is in fair condition due to the need for asphalt repairs and window replacements. The mortgage, taxes and insurance are current. With continued high occupancy and improved rent collections, the long-term prospects for this property are favorable. A market and sales analysis was prepared by a national real estate brokerage firm in January 2005. The potential disposition of this asset will continue to be reviewed taking into consideration current property operations and tax considerations.

East Douglas Apartments Limited Partnership (East Douglas Apartments) produced a negative cash flow of $19,338 through the third quarter of 2005 compared to $1,933 during this same period in 2004. The available operating cash along with the TIF refund that was received in the third quarter resulted in a higher than normal cash position for this property that will more than likely be absorbed through operations by year-end. The property has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The property operated at just below breakeven through the fourth quarter of 2004. Physical occupancy averaged 94% and economic occupancy averaged 92% through the fourth quarter of 2004. Through the third quarter of 2005, physical occupancy has averaged 93.2% and economic occupancy has averaged 96.5%. The most recent rental rates and utility allowances released by IHDA actually results in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The Operating General has discussed the possibility of refinancing the first mortgage with IHDA to replace the high interest first mortgage loan held by Arbor Commercial Mortgage. A "Physical Needs Assessment" was completed in 2004. It is hoped that a new mortgage will yield the necessary funds to complete the exterior repairs and preventative maintenance needs including tuck pointing, replacement of the remaining original windows, repair and replacement of deteriorating wooden trim, exterior paint, replacement of the clay tile caps and other miscellaneous repairs. If successful, the reduced interest rate mortgage will have a positive effect on future cash flow. Due to the restrictions associated with the HOME loan, it will not be possible to seek conventional financing to replace the current debt. The TIF expires in May of 2006. The Operating General Partner has spoken to the City regarding an extension through the end of the City's Enterprise Zone Redevelopment Plan in 2009. Since the City has only fulfilled approximately half of their obligation in the TIF, it is believed that an extension may be available. A formal presentation will be made to the counsel in the first quarter of 2006. On January 1, 2004, Mark III Management Corporation of Indianapolis, Indiana assumed property management responsibilities for the property. Mark III is a reputable company with operations based within a three-hour drive of the property. It is hoped that their familiarity with the mid-west market and readily available corporate resources will continue to contribute to improved operations and cash flow. The mortgage, property taxes and insurance are all current.

Evergreen Hills Associates, LP (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY that has historically operated below breakeven. The problem has been attributed to high operating expenses and historically low occupancy. New management has been effective in their marketing efforts, and their ability to identify a pool of qualified tenants. As a result, occupancy has increased to 96% through the third quarter of 2005. They also have established a waitlist of qualified tenants. Rent collections have improved, and receivables have been significantly reduced. Management has stopped offering rent concessions. The current focus of management is on controlling operating expenses. Management has reduced the number of full time leasing staff, and is completing more maintenance in house. The only services currently contracted out are snow removal and carpet cleaning and they are considering having maintenance perform the snow removal and icing this winter. Prior years shortfalls have been funded by the Operating General Partner. The mortgage, trade payables, and taxes are all current. The property will continue to be monitored until operations stabilize.

Parkside Housing, LP (Parkside Apartments) is a 54 unit family apartment complex in Avondale, Arizona. In March 2005, the Operating General Partner entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the ILP were $441,525. Of the total ILP proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors was approximately $371,348. This represented a per BAC distribution of $.10. The total return to the investor will be distributed based on the number of BACS held by each investor. The remaining proceeds of $58,177 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $19,000 represented a fee for overseeing and managing the disposition of the property; $30,177 represents partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the disposition fee, has been recorded in the amount of $401,525 as of June 30, 2005.

2730 Lafferty Street Apartments, LP (Gardenview Apartments) is a 309 unit property located in Pasadena Texas. The property suffered a fire in October 2004 that destroyed a building containing 18 residential units. The property entered into a construction agreement with a related party and repaired all damages. Moderate damage was incurred from Hurricane Rita, adversely effecting portions of a flat rubber roof, shingled roof and two carport canopies. Two units had minor water damage. Management is in the process of securing a number of Hurricane Katrina evacuees at the property, which should significantly increase the occupancy. The occupancy thru the third quarter of 2005 was 81%. The property generated significant cash flow in 2004 and is schedule to decline in 2005 due to the increase in competition. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

Series 21

As of the September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 21 reflects net loss from Operating Partnerships of $(793,405) and $(795,886), respectively, which includes depreciation and amortization of $442,370 and $427,047, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates, LP (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The property remains in bankruptcy but is expected to be resolved in first quarter of 2006. Vision 2000 and Subsidized Properties LLC will acquire the Operating General Partnership interest in the property. It is anticipated that the replacement Operating General Partners can more effectively operate the property through the compliance period. The present Operating General Partners/Guarantors will withdraw in consideration of making a $400,000 payment to the partnership, which will release them of all guarantee obligations. The new Operating General Partner will not have any guarantee obligations. The Investment General Partner will grant an unsecured $500,000 loan, at 1.7% interest, amortized over seven years. It will mature at the end of the compliance period. The new Operating General Partner may execute a $1 buy-out option at that time.

The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance. The approximate amount of the new debt will be $2.31 million. The board of the Atlantic City Housing Authority has approved the issuance of the New Bonds in accordance with the Plan. HUD approval of the reorganization is expected in fourth quarter of 2005.

The management company achieved average occupancy of 99% for the third quarter of 2005. Revenue for the quarter was $414,815 with operating expenses of $342,590. Cash flow was $72,225 for the quarter.

Centrum-Fairfax I, LP(Forest Glen at Sully Station, Phase I) is a 119 unit property located in Centrville, VA. The property continues to incur operating deficits due to low occupancy. The average occupancy thru the third quarter of 2005 was 71%, which is similar to the 2004 average occupancy of 72%. The Operating General Partner has proposed reconfiguring the property to have only 83 units which would reduce the number of 1 bedroom units from 100 to 29 while increasing the number of two bedroom units from 19 to 55. The funding to complete the work will come from additional from Virginia Housing Authority in the amount of $580,000. The Investment General Partner is presently reviewing the Operating General Partner's request to convert the units. The Operating General Partner continues to fund operating deficits and thru the end of 2004 funded $632,000.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48 unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 91% in 2004. Through the third quarter of 2005, the average occupancy was 94%. Operating expenses are below the Investment General Partner's state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2005. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 83% for the year 2004. Occupancy increased to an average of 90% in the third quarter 2005. Even though the occupancy improved and operating expenses are below the Investment General Partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. In 2004, the property was unable to support its operations due to high operating expenses, low rents, and low occupancy. In an attempt to lower operating expenses, the full time property manager and maintenance personnel were let go and the staff were replaced by a new part time property manager, and maintenance was subcontracted out. As a result, operating expenses decreased by approximately $15,000/year.

In 2005, through the third quarter, occupancy has averaged 94%. Despite increase in the occupancy, the property is not able to breakeven due to high operating expenses. Throughout the third quarter, management attempted to minimize the cost of maintenance supplies to lower operating expenses. To further reduce operating expenses, the management is planning to request a re-assessment of the value of the property from the city. Additionally, the management agent implemented a $40 per unit rent increase to raise revenue. The new property manager also began an aggressive rental collection policy, which has further increased rental income. The property's mortgage and real estate taxes are current. As the current Operating General Partner is finding it difficult to manage the operating expenses of the partnership, they are seeking a replacement Operating General Partner that will be able to provide better economy of scale with regards to payroll and other expenses. The Operating General Partner funded all deficits for the year 2004. The property's compliance period ends in 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60 unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 94% in 2004. Occupancy decreased to an average of 91% through the third quarter of 2005. The property's operating expenses are below the Investment General Partner's state average. Despite occupancy in the 90%'s, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 22 reflects net loss from Operating Partnerships of $(661,181) and $(740,626), respectively, which includes depreciation and amortization of $971,542 and $1,001,365, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments, LP (Elks Tower Apartments) (series 22), is a 27 unit development located in Litchfield, IL. The property suffered a downturn in operations in 2004 due to home purchases and competition from other LHTC properties in the area. In 2005 this trend reversed and occupancy has climbed rapidly to 90%. The improvement is due to a slow down in single-family home purchases and the competing properties reaching near 100% occupancy. The resulting rise in rental income is expected to help stabilize operations and reduce losses. The Operating General Partner continues to market the property aggressively by advertising in the local Litchfield newspapers and obtaining referrals from associated business groups.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 83% for the year 2004. Occupancy increased to an average of 90% in the third quarter 2005. Even though the occupancy improved and operating expenses are below the Investment General Partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. The property is unable to break even due to high bad debt expenses, unforeseen unit turnover costs and rental concession losses. The site incurred exorbitant bad debt expenses due to high number of non- paying residents. These residents were evicted and occupancy, which averaged 91% during the first two quarters, slipped in the third quarter. Management has adopted more stringent resident policies, and strengthened the quality of its resident base in an effort to curb bad debt. In doing so, the property incurred high turnover costs and rental concession losses. However, the site, as of September 2005, was 95% occupied. Rents, which had previously been priced below the maximum average income level by approximately $20/unit were raised to maximum level during the third quarter. Management expects occupancy to stabilize in the high 90s through the fourth quarter. The partnership is currently funding the cash shortfall by accruing management fees due to its management company, an affiliate of the Operating General Partner. The operating deficit guarantee is unlimited until December 2011.

Roxbury Veterans Housing, LP (Highland House) is a 14 unit property located in Roxbury, Massachusetts. The Operating General Partner has been inconsistent in reporting occupancy and operational numbers to the Investment General Partner and no audited financials, other than tax returns, had been reported since 2002. Additionally, the Investment Limited Partner identified potential discrepancies in the tax returns submitted for year-end 2003 and is currently working to resolve these issues. In September 2005 final copies of the 2003 and 2004 audited financial reports were received. Reported occupancy for the third quarter of 2005 was 93%. The Operating General Partner has a guarantee that is unlimited in time and amount.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48 unit property for families located in Longmont, CO. In the third quarter of 2005, average occupancy was 88%, an increase from second quarter average of 86%. To attract applicants, the management company continues to offer concessions, such as $99 first month's rent and tenant referral fees. Rents were also reduced by $150 to be competitive with other properties in the area. The average rent decrease for both affordable and market-rate apartments in Longmont and Boulder ranged between $150 - $200 per unit. Accounts receivable continues to be an issue, and the management company aggressively files late notices and pursue evictions to discourage delinquencies. The Operating General Partner continues to fund all operating deficits and accounts payable are current. The Investment General Partner is now monitoring this partnership's operations on a monthly basis. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160 unit property located in Edmond, OK. The Operating Partnership operated above breakeven in 2004. Management revised their marketing plan and occupancy improved towards the end of 2004 with December occupancy of 92%. Occupancy continues to fluctuate and averaged 87% through the end of the third quarter of 2005. Increased marketing efforts by on-site management has helped average occupancy to remain in the high 80's%. The on-site management staff are expected to be evaluated to determine if additional leasing staff is needed while the property increases its current marketing efforts. Move-in specials, rent reductions in the two and three bedroom units, are in place until 95% occupancy is achieved. Due to high turnover and occupancy below 90% the property is operating below breakeven. Maintenance expenses are much higher than the budget due to high turnover. The Operating General Partner is funding any deficits incurred. All taxes, insurance and mortgage payments are current.

Series 23

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 23 reflects net loss from Operating Partnerships of $(759,706) and $(641,140), respectively, which includes depreciation and amortization of $794,767 and $879,458, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Mid City Associates (Mid City Apartments) is a 58 unit, scattered site family property located in Jersey City Occupancy in 2004. Occupancy has continued to improve and averaged 97% in 2005. The property expended cash in 2005 but is able to fund the deficits and required reserves. The Operating General Partner indicated that he would continue to fund shortfalls if needed despite the expiration of the guarantee. The mortgage and taxes are current.

South Hills Apartments, LP (South Hills Apartments) is a 72 unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 77% in 2004. The average occupancy improved slightly to 83% through the third quarter of 2005. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. The Operating General Partner completed a site management change at the end of the fourth quarter. They are currently offering a $100/month rent reduction for the first 12 months for all new tenants. It has recently has come to the Investment General Partner's attention, that unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Over the past three years, there have been four different managers at the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. Current tenant files are being audited for tax compliance standards. Prior years 8823s are being reviewed to determine if any corrections can be made. Per an agreement with the Operating General Partner, the Management Company (affiliate of the General Partner) is deferring all fees until operations improve. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129 unit single-room occupancy (SRO) property, for special needs residents, located in Sacramento, CA. In 2004, the property operated below breakeven, despite strong occupancies, due to high operating expenses. In 2004, the management contract was renewed and restructured, allowing the management company to chargeback to the partnership certain administrative expenses, such as monthly accounting fees for bookkeeping. This resulted in an increase in administrative expenses. Also, certain extraordinary expenses were recorded, such as bad debt for previous years, and tax lien payments. This tax lien was discovered upon follow up with the Operating General Partner of extraordinary penalties recorded in the audit. According to the Operating General Partner, this tax lien was for the construction period, and was not paid at that time because the period was supposed to be covered by a tax exemption. The Operating General Partner is working with the city of Sacramento to get this tax lien overturned. The Investment General Partner has requested documents related to this lien and has yet to receive them. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The Investment General Partner is discussing with the management company ways to reduce administrative expenses, while maintaining the current level of service at the property. Insurance and mortgage payments are both current and the Operating General Partner continues to fund deficits.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160 unit property located in Edmond, OK. The Operating Partnership operated above breakeven in 2004. Management revised their marketing plan and occupancy improved towards the end of 2004 with December occupancy of 92%. Occupancy continues to fluctuate and averaged 87% through the end of the third quarter of 2005. Increased marketing efforts by on-site management has helped average occupancy to remain in the high 80's%. The on-site management staff are expected to be evaluated to determine if additional leasing staff is needed while the property increases its current marketing efforts. Move-in specials, rent reductions in the two and three bedroom units, are in place until 95% occupancy is achieved. Due to high turnover and occupancy below 90% the property is operating below breakeven. Maintenance expenses are much higher than the budget due to high turnover. The Operating General Partner is funding any deficits incurred. All taxes, insurance and mortgage payments are current.

Series 24

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at September 30, 2005. Out of the total 23 were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 24 reflects net loss from Operating Partnerships of $(247,446) and $(413,095), respectively, which includes depreciation and amortization of $670,589 and $652,130, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the "Calhoun Partnership") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Zwolle Partnership (Lakeway Apts) sustained major damage to shingles, roof vents and windows due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total. The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

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

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property. Occupancy through June 2005 averaged 91.4%. The property is operating below breakeven due to the vacancies and high operating expenses. Operating expenses are running higher than budgeted as a result of Westhab's program to re-stabilize the property. Expense levels were expected to normalize once the transition and re-stabilization was complete, however re-stabilization is taking longer, and proving more difficult than expected. The Operating General Partner has been requesting withdrawals from reserves to help fund some of the operating deficits. The Operating General Partner is also looking into other long term options such as applying for a significant abatement of the real estate taxes, and refinancing the current mortgage. In the short term, management has prepared four vacant units in anticipation of housing evacuees from Hurricane Katrina. This will help generate some additional revenues. The Investment General Partner has scheduled a meeting with the Operating General Partner to further discuss the projects viability into the future. The Investment General Partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) a 93 unit family development located in Las Colinas, Texas operated below breakeven during 2003. Average occupancy through year-end 2004 was 88.6%. Marketing and advertising campaigns have been successful at this property. Average occupancy through the third quarter of 2005 was 96%. Occupancy has been higher due to victims of hurricane Katrina coming to reside at the property.

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

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38 unit property. In 2004 the property operated below breakeven and maintained an average occupancy of 86%. The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005. Since the new management has taken over, operations have improved through the third quarter of 2005 and the property was able to operate above breakeven. Occupancy averaged 91% in the third quarter of 2005. The Operating General Partner also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.

Century East IV, LP (Century East IV Apartments) is a 24 unit development located in Bismarck, ND. Average occupancy through the third quarter of 2005 was 91%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. In 2004 the property operated with a Debt Coverage Service Ratio of 0.73 and maintained an average occupancy of 87.2%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24 unit development located in Bismarck, ND. Average occupancy through the third quarter of 2005 was 91%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. In 2004 the property operated with a Debt Coverage Service Ratio of 1.0 and maintained an average occupancy of 88.19%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 25

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at September 30, 2005. Out of the total 21 were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 25 reflects net loss from Operating Partnerships of $(541,086) and $(456,122), respectively, which includes depreciation and amortization of $1,033,609 and $1,043,213, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors, LP (Bancroft Apartments) is a 93 unit property located in Dayton, Ohio. The property suffers from an interest rate of 11.03%, which results in a very high debt service. The rate is locked for a period of 10 years with onerous prepayment penalties. The lock out expires in 2006, at which time the Operating General Partner has indicated that he will refinance at more favorable terms. The expected decrease in interest will greatly aid the cash flow of the property. The property has sustained its occupancy reflecting a 94% rate at the end of the third quarter of 2005. In addition the property has kept expenses in check with state averages and management is attempting to further reduce expenditures in an attempt to mitigate any cash losses at the property. The replacement reserve account has been adequately funded. The Operating General Partner continues to fund operating deficits despite the fact that the guarantee expired in September of 2001.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360 unit apartment complex in Indianapolis, Indiana. Despite occupancy of 92%, the property did not break even in 2004 due to very high operating expenses. Operating expenses averaged $5,007 per unit in 2004 (approximately $1,000 above the state average). In June of 2005, the partnership underwent a change in Operating General Partner, which was accompanied by a change in management. The new Operating General Partner and management company are working to leverage their considerable strengths in the Indianapolis market in order to lower operating expenses. Through the third quarter of 2005, management was able to lower annual operating expenses to $4,445 per unit by significantly reducing salaries. Occupancy has risen to 93% through the third quarter of 2005, a trend which management expects to continue. Current operations yield a debt coverage ratio of 0.90, slightly below breakeven, and annualized cash expended of $55,559. At current occupancy levels it is necessary for management to reduce operating expenses to $4,300 to achieve breakeven operations. The mortgage, taxes and insurance are all current and the Operating General Partner has been funding operating deficits.

352 Lenox Associates, LP (Lenox Avenue Apartments) is an 18 unit property located in Harlem, NY. In the third quarter of 2005, the property had average occupancy of 100% and operated above breakeven with a Debt Coverage Service Ratio of 1.23. This improvement is primarily due to the refinancing in 2004 that reduced the debt service payment by $11,000 annually. Work is currently on-going for the submetering of the commercial spaces, and is expected to complete early fall. This will reduce the utility expenses of the property and increase cash flow. The commercial tenants contributed to fund the submetering expense. The 2004 audit showed withdrawals by the Operating General Partner that were not in accordance with the Partnership Agreement. At the same time, the Operating General Partner is requesting to withdraw from the Partnership as he focuses his business on commercial, rather than residential real estate. The proposed replacement Operating General Partner is the president of the management company, Poko Management. The proposed replacement Operating General Partner will provide the funds necessary to correct he improper distribution in 2004. The Investment General Partner is evaluating the proposed Operating General Partner withdrawal/replacement and continues to monitor the work progress on the commercial space. The mortgage, taxes, and property insurance are all current. As the operations have improved and stabilized, special disclosure will not be reported in the future.

M.R.H., LP (The Mary Ryder Home), a 48 unit property located in St. Louis,MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership's books and records. As a result of their audit, the IRS has proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal on June 30, 2003 and continue negotiations with the IRS Appeals Office. As of the third quarter of 2005, there has not been a resolution to the issue.

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

Final Closing Agreements were issued in October 2005. Under this agreement, the General Partner reached a resolution with the IRS whereby the adjustments to the tax credits and depreciation expense will be made only for the tax years 2005 and 2006 thereby avoiding amending tax returns already filed for the years 2000 and 2001. The Partnership will lose approximately .13% ($49,799) of tax credits and $16,436 in depreciation expense for each year 2005 and 2006.

The Investment General partner intends to enter into the agreement with the IRS in the immediate future.

Rose Square, LP (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. Due to low occupancy, the property operated below breakeven in 2004. The area in which this property is located is economically depressed. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events, helping to increase interest in the property. As a result, occupancy has increased to 90% and the property is operating above breakeven through the third quarter of 2005. The Investment General Partner will continue to monitor operations and occupancy until stabilized.

Century East II Apartments, LP (Century East II Apartments) is a 24 unit property located in Bismarck, ND. Average occupancy for the second quarter of 2005 was 81%, 79.86% year to date for 2005. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.77 and maintaining an average occupancy of 85.8%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 26

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 26 reflects net loss from Operating Partnerships of $(550,947) and $(569,293), respectively, which includes depreciation and amortization of $1,426,023 and $1,474,729, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 26 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Bearuegard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb Apartments A LDHA. Beauregard Apts, Brookhaven Apts. And TR Bobb sustained minor damage to shingles, roof vents, window screens and fences due to Hurricane Rita. Cameron Place Apts and Southwind Apts sustained major damage to shingles, siding, decking and pilings missing from buildings due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total. The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

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

Country Edge, LP (Country Edge Apts.) is a 48 unit property located in Fargo, North Dakota. The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of 0.82 and maintaining an average occupancy of 89.9%. Average occupancy through the third quarter of 2005 was 94%. The property's occupancy issues arose because of issues surrounding a refugee population similar to 2002. A number of refugees had rented apartments after meeting the resident selection criteria. However, a few of the residents had criminal backgrounds that were not exposed during the typical background check. Management will need to begin eviction proceedings on the problem residents as well as non-paying residents which may leave the development with a large vacancy rate. The Operating General Partner/management company continues to offer rent concessions and rate reductions as a rental incentive. A new property manager was hired in July 2005. Since the new manager started, occupancy levels have bee above 90%. Security has been stepped up at the property and Luthurian Social Services is counseling the exsiting population to help curb any issues. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36 unit property located in Fargo, North Dakota. The property expended cash in 2004, while operating with a Debt Coverage Service Ratio of .92 and maintaining an average occupancy of 91.2%. Average occupancy through the third quarter of 2005 was 90%. The management company continues to offer rental concessions and rate reductions until occupancy has stabilized. Turnover at this property remains high. Market conditions for townhomes has softened in the area. Concessions and rate reductions have contributed to the negative cash flow at the property. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II)is a 24 unit development located in Bismarck, ND. The property expended cash in 2004, while operating with a Debt Coverage Ratio of 0.78 and maintaining an average occupancy of 84%. Average occupancy through the third quarter of 2005 was 87%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner continues to lower rental rates whenever occupancy levels drop below 90%. Monthly occupancy has been above 90% since the new property manager started in late May 2005. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grayson Manor, LP (Grayson Manor Apartments), a 32 unit development located in Independence, VA, suffered a lightning strike and subsequent fire on May 10, 2005. The resulting damage forced the residents of 8 units from their apartments. Those living in 6 of the 8 units were allowed to return to their homes after the building's sprinkler system was re-activated, approximately one week later. The 2 remaining units and the attic area above them suffered substantial damage and the units were unoccupied while construction and repairs were done. As of September 2005, all construction and repair work was completed and the units were re-occupied. The property has returned to 100% occupancy and all damages have been repaired.

Calgory Apartments III, LP (Calgory Apartment III)is a 24 unit development located in Bismarck, ND. The property generated cash in 2004, while operating with a Debt Coverage Service Ratio of 0.82 and maintaining an average occupancy of 82.3%. Average occupancy through the third quarter of 2005 was 85%. Monthly occupancy has remained above 90% since the new property manager started in late May 2005. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Jackson Bond LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. In 2004, the property operated with a Debt Coverage Service Ratio of 0.94, due to low occupancy. As of September 2005 the property was operating with a a Debt Coverage Service Ratio of 0.84. Occupancy averaged 83.2% during 2004, but has improved in 2005, averaging 91% through the third quarter. Prior operating deficits have been supported by the General Partner who is very active in the business and has adequate resources to fund additional deficits if necessary. The General Partner's operating deficit guarantee is unlimited in time and amount.

Series 27

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 27 reflects net loss from Operating Partnerships of $(457,857) and $(453,067), respectively, which includes depreciation and amortization of $855,462 and $910,722, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 27 has invested in Magnolia Place Apartments Partnership (the "Calhoun Partnership") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Magnolia Place Apts sustained major flooding damage as well as damage to flooring, applicanes, decking, sheetrock, roof vents, shingles and siding due to Hurricane Katrina. The General Partner is in the process of completing all insurance claims. The affordable housing property owned by the Calhoun Partnership is located in Mississippi and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

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

Centrum Fairfax II, LP (Forest Glen at Sully Station Phase II) is a 119 unit senior complex located in Fairfax, VA which has historically experienced low occupancy. In 2004, average physical occupancy was 83%. Through the third quarter of 2005, the average occupancy was 77%. The Operating General Partner has requested the Investment General Partner approval to converting one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). The Operating General Partner will be relocating the one bedroom residence from adjacent phase I to phase II which would improve the overall performance of the project. The Operating General Partner is projection to start the conversion process in the fourth quarter of 2005. The Investment General Partner is currently reviewing their request to convert the units. The property is in excellent physical condition. The Operating General Partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the Operating General Partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Holly Heights, LP (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 73% for 2004. Occupancy increased slightly and averaged 82% through the third quarter of 2005. The site manager stated there has been increased activity at the property due the increase in the military population at the area base. Despite the recent up swing, there are still limited job opportunities in the area, and as a result, residents continue to move to other areas to find work. Also, management continues a strong campaign of evicting residents who do not pay their rent. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of 1 month free rent and other incentives, such as lower rents, no security deposits and increased resident referral rewards. As a result of the low occupancy, there is negative cash flow and high payables. In addition, the property suffers from a high interest rate on the permanent mortgage. Debt service at the subject property adversely effects the property's overall operations. Management has presented the loan to various lenders, but NOI cannot support a new loan. The Investment General Partner will continue to closely monitor the property. The Operating General Partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23 unit co-op property located in Harlem, New York. In 2004, the property operated below breakeven due to low rental income, and high expenses. In January 2005, the property implemented a 10% rent increase adding approximately $20,000 to the annual rental revenue, resulting in above breakeven operations in the first three quarters of 2005. In line with the cooperative documents, management is now charging residents for unit maintenance expense. In the third quarter of 2005, the Operating General Partner received a water and sewer credit of $25,000 resulting from a review of past estimated billing. Stuyvesant Energy has been contacted to analyze usage and lower fuel expenses. The Investment General Partner continues to work with the Operating General Partner to improve operations. The property pays no property taxes as the result of their non-profit, tax-exempt status.

Series 28

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 28 reflects net loss from Operating Partnerships of $(782,051) and $(635,933), respectively, which includes depreciation and amortization of $1,155,811 and $1,084,419, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 28 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Bienville Apts, Cottonwood Apts Jackson Place Apts and Maplewood Apts sustained minor damage to siding, shingles, roof vents and roofs due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total. The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.

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

1374 Boston Road, LP (1374 Boston Road) is a 15 unit property located in the Bronx, New York. The property had below breakeven operations due to low occupancy and high debt service payments. Occupancy averaged 80% in the third quarter of 2005 due to evictions of non-paying residents and management's slow lease up of vacant units. Due to a history of non-paying residents, they are tightening their tenant screening criteria. However, due to the lack of credit-worthy applicants, units remained vacant for months before being rented. In 2003, the partnership recorded a $112,000 loan from the Operating General Partner to pay for a tax lien. This loan is being repaid at 7% interest. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the Operating General Partner, without reimbursement, as part of his obligation to complete construction of the property per the Partnership Agreement and the Development Agreement. The Investment General Partner's repeated requests to restructure the loan were not heeded. In September 2005, legal counsel sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The Operating General Partner's response did not address the issue satisfactorily. Legal counsel is drafting a second follow up letter to further pursue resolution. The Investment General Partner continues to monitor this property. The mortgage, property taxes and insurance are current.

Clubview Partners (Park Plaza 1 and 2) is a 128 unit property located in West Memphis, AR. Low occupancy and high expenses have caused the property to operate below break even through the third quarter of 2005. Occupancy averaged 88% in 2004 and through the second quarter of 2005. Prospective residents have been deterred by the property's views of the interstate highway, as well as the quality of the neighborhood. As predicted, increased traffic in the third quarter has improved occupancy. Occupancy, which averaged 80% in July, trended upward through the third quarter. As of the third quarter of 2005, the property was 97% occupied. Management expects occupancy to remain above 95% through the fourth quarter, given the influx of Hurricane Katrina evacuees that have migrated to the Memphis area. The property will be able to break even at the current expense level should occupancy stabilize at 95%. Despite the fact that his guarantee has expired, the Operating General Partner continues to fund cash shortfalls at the property. The Operating General Partner is very active in the tax credit business and has ample incentive, and resources, to continue supporting deficits.

Series 29

As of September 30, 2005 and 2004 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at September 30, 2005 all of which were 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 29 reflects net loss from Operating Partnerships of $(902,988) and $(552,515), respectively, which includes depreciation and amortization of $1,337,450 and $1,237,782, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 29 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Edgewood Apts sustained minor damage to shingles, siding and roof vents due to Hurricane Katrine. Westfield Apts sustained major damage to shingles, decking and water damage all due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The Operating Partnerships are Edgewood Apartments Partnership, Plametto Place Apartments and Westfield Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total. The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

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

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2004. The main reason for its cash expenditure is its low occupancy, which improved to average 92% for the fourth quarter of 2004. The Operating General Partner felt that the property was operating below breakeven due to the performance of the management company. The Operating General Partner took over management of the property at the beginning of the first quarter of 2005. At that time, they evicted a number of non-paying residents and the re-leasing of the units has been slow, which has caused the property to continue to operate below breakeven through the third quarter of 2005. The Operating General Partner has funded all deficits. In the past the Operating General Partner has had difficulty reporting in a timely manner. The Investment General Partner will be working closely with the new management company and the Operating General Partner to improve reporting for the property.

Lincoln Hotel Partnership, LP (Lincoln Hotel), is a 41 unit single-room occupancy (SRO) property located in downtown San Diego, CA. In 2004, the partnership operated with a Debt Coverage Service Ratio of 1.29. The partnership continues to operate above breakeven in 2005. In 2004, the partnership refinanced its existing high interest mortgage (8.25%) without the approval of the Special Limited Partner, and this is not in accordance with the Partnership Agreement. The executed loan documents have been requested for review by the Investment General Partner, but has not yet been received. Taxes, insurance, and mortgage payments are all current and the Operating General Partner continues to fund operating deficits.

Forest Hill Apartments, L.P. (The Arbors) is an 85 unit, Senior Property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire. The Operating General Partner received an initial insurance payment totaling $500,000 and it was determined that the building should be raised due to the significant fire and water damage. After bidding the property repairs, the Operating General Partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The Operating General Partner's primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more then $10,000. The Operating General Partner appealed their initial determination regarding additional coverage and to date have had no formal resolution. The Operating General Partner received an additional insurance payment totaling $2 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender. The lender approved the release of sufficient insurance proceeds $148,000 to raise the property which occurred in the third quarter of 2004.

As of September 30,2005, construction had not begun at the property as the Operating General Partner is not prepared to fund the current $1.4 million difference between replacement cost, including the code changes and the insurance proceeds allocated to the project to date. The insurance company, as noted above, has taken the position that the policy covers only $10,000 of the code changes. However the Operating General Partner believes their policy should cover up to $2.5 million dollars in code changes. The Operating General Partner has been diligently attempting to get a resolution to code change coverage and has provided the Investment General Partner with e-mails and documents supporting their efforts. The insurance company has continued to use stalling tactics, pushing the claim from one underwriter to another.

Determining that the Operating General Partner is at an impasse with the insurance company, to resolve the code change issues, the Operating General Partner has retained counsel and filed suit in the first quarter of 2005. Preliminary discovery had been filed by both parties and a settlement hearing had been scheduled for September 14, 2005. The parties were unable to come to an agreement at the settlement hearing therefore they are currently in discovery with hopes of a court date in late December of 2005. It had been the Operating General Partner's intention to reconstruct the property once the issues with its insurance company are resolved. But due to the continued rise in construction material costs the General Partner is now considering unwinding the transaction and is completing a recapture analysis.

The Investment General Partner is working with legal counsel to determine its recourse should the Operating General Partner's claim be unsuccessful.

Due to the continued uncertainty regarding the rebuilding of Forest Hill Apartments, the Investment Partnership will not claim 2005 tax credits. The Investment Limited Partner will continue to monitor the potential risk of loss of future tax credits and potential recapture.

Bryson Apartments, LP (Pecan Hill Apartments) is a 16 unit family apartment complex located in Bryson TX. The property suffers from a challenging location. The regional property manager has taken steps at all ten of the properties under his management to aggressively market said properties in the hopes of increasing occupancy. The program is beginning to pay dividends, reflecting 100% occupancy in September 2005. The Operating General Partner has a guarantee, which is unlimited in time and amount. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

Series 30

As of September 30, 2005 and 2004 the average Qualified Occupancy for the series was 100% and 98.6%, respectively. The series had a total of 20 properties at September 30, 2005 all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 30 reflects net loss from Operating Partnerships of $(537,565) and $(560,868), respectively, which includes depreciation and amortization of $668,082 and $757,664, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28 unit family complex in Gentry, AR. This property has historically had trouble with occupancy. The site manager states that it has been difficult to find income qualified tenants who can still afford the rent. The occupancy numbers in 2005 improved to 90%, an increase from an 84% average in 2004. The property also generated a positive cash flow in 2005.

Mesa Grande, LP (Mesa Grande Apartments) is a 72 unit, family property located in Carlsbad, New Mexico. On April 2, 2003, the mortgage lender issued a default notice for monetary and non-monetary defaults. Although the Operating General Partner was aware of the defaults, no steps were taken to remedy the situation. On June 16, 2003, the Lender notified the Operating and Investment General Partners of its right to accelerate the note. As a result of the defaults, the Investment General Partner requested a change in the management company, which was a related entity of the Operating General Partner. Effective November 1, 2003, a new management agent took over the property management duties. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response. Due to the unresponsiveness, the Fund filed a Civil Action against the Operating General Partners with the intent to force them to honor their obligation and fund all operating deficits. The suit was filed on April 8, 2004, prior to the termination of their Operating Deficit Guarantee in May 2004. A demand notice was issued on September 4, 2004 to the Operating General Partner with a 30-day cure period. No response was received. On October 22, 2004 an interim Operating General Partner, affiliated with the Investment General Partner was named until a suitable replacement can be found.

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004 with a ten-day notice to cure. The Investment General Partner reviewed options to correct the loan default. Property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The management company had improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community, however operations were still suffering. The deferred maintenance and high payables were a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner visited the property to evaluate its condition and determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. The Investment General Partner has hired an attorney to represent the partnership. The attorney has answered the foreclosure complaint and submitted a proposed settlement. The lender denied the proposed settlement and is continuing in the foreclosure process. During June, the lender sent a letter to the management agent demanding that they forward all rents directly to them. The Investment General Partner agreed to send them the net cash flow after all expenses are paid, including any capital improvements. To date, the lender has been sent $32,919. In late 2004, HUD contracted with a consultant to do an analysis of this property and four others in New Mexico, (all with HOME funds) to determine if it would be prudent to allow additional HOME funds to be lent to the properties as part of a debt restructure. The final report was not completed as of the end of September 2005. These funds along with others that the Investment General Partner is currently pursuing would allow for a complete restructure of the debt prior to foreclosure being granted.

Sunrise Homes, LP (Sunrise Homes and Broadway Place Apartments) are two family properties containing a total of 44 units, located in Hobbs, New Mexico. On April 2, 2003, the mortgage lender issued a default notice for monetary and non-monetary defaults. Although the Operating General Partner was aware of the defaults, no steps were taken to remedy the situation. On June 16, 2003, the Lender notified the Investment and Operating General Partners of its right to accelerate the note. As a result of the defaults, the Investment General Partner requested a change in the management company, which was a related entity of the Operating General Partner. Effective November 1, 2003, a new management agent took over the property management duties. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response. Due to the unresponsiveness, the Investment General Partner filed a Civil Action against the Operating General Partner to recover all operating deficits incurred as a result of his negligence. The suit was filed prior to the termination of the Operating General Partner's Operating Deficit Guarantee. A demand notice was issued on September 4, 2004 to the Operating General Partner with a 30-day cure period. No response was received. On October 22, 2004 an interim Operating General Partner, affiliated with the Investment General Partner was named until a suitable replacement can be found.

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004 with a ten-day notice to cure. The current Investment General Partner reviewed options to correct the loan default. The property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The deferred maintenance and high payables are a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of his negligence. The Investment General Partner conducted a site visit to evaluate the condition of the property to determine if a cash infusion is necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. The Investment General Partner has hired an attorney to represent the partnership. The attorney has answered the foreclosure complaint and submitted a proposed settlement. The lender denied the proposed settlement and is continuing in the foreclosure process. During June, the lender sent a letter to the management agent demanding that they forward all rents directly to them. The Investment General Partner agreed to send them the net cash flow after all expenses are paid, including any capital improvements. To date there has not been funds available to pay them due to the high payables and needed capital improvements at the property. In late 2004, HUD contracted with a consultant to do an analysis of this property and four others in New Mexico, (all with HOME funds) to determine if it would be prudent to allow additional HOME funds to be lent to the properties as part of a debt restructure. The final report was not completed as of the end of September 2005. These funds along with others that the Investment General Partner is currently pursuing would allow for a complete restructure of the debt prior to foreclosure being granted.

JMC, LLC (Farwell Mills Apts.) is a 27 unit development located in Lisbon, ME. The property did not break even in 2004 due to low occupancy in the first half of 2004. Due to increased marketing efforts by the management company, average occupancy for the third and fourth quarters of 2004 increased to 95% from a first and second quarter average of 82%. Occupancy averaged 100% during the first quarter of 2005, and averaged 89% during the second quarter of 2005. Slow turnover of vacant units and application processing delays caused occupancy to suffer in the third quarter, averaging 78%. However, occupancy has trended upward and management projects 100% occupancy by October 2005. The property will break in 2005 should occupancy stabilize at 95% in the fourth quarter. The Operating General Partner's operating deficit guarantee, capped at $400,000 expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30 unit property located in Council Bluffs, IA. Low occupancy through most of 2004 and high operating expenses resulted in negative cash flow for 2004. In September 2004, road construction near the building was completed and physical occupancy started to increase. Rents were increased by $10 per unit in the third quarter of 2004 and average occupancy in the third quarter of 2004 was 94%. The Operating General Partner hired a new management company in March of 2005 and they made significant changes in marketing the complex, which resulted in 93% occupancy through the third quarter of 2005. With increased occupancy and reduced operating expenses, the property has been able to achieve breakeven.

Nocona Apartments, LP (Nocona Apartments) is a 36 unit property located in Nocona, Texas. The property suffers from a challenging location. Occupancy improved in the third quarter of 2005 reaching 83%. To date projections show that occupancy should be 8% higher in 2005 then the 2004 average, which should allow the property to sustain a near breakeven cash flow in 2005, a significant improvement from the prior year. The Operating General Partner has an unlimited guarantee in time and amount, to fund all shortfalls.

Madison Partners (Park Trace Apartments) is a 84 unit property located in Jackson, TN. The property was unable to break-even in 2005 due to a combination of low occupancy and high expenses. Operating expenses, which averaged approximately $4,200/unit during the second quarter of 2005, were above the state average by approximately $500/unit. Occupancy averaged 90% in 2004 and 89% through the second quarter of 2005. As predicted, occupancy improved considerably during the third quarter, averaging 98%. Management expects occupancy will stabilize above 95% in the fourth quarter. If the property can maintain 95% occupancy, it will be able to break even at the current expense level.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred on the property's parking lot, which led to high turnover. Occupancy was 70% at the close of the second quarter. The General Partner has responded with move in specials and heavy advertising with local businesses and rental guides. Occupancy has improved significantly and averaged 83% for the third quarter of 2005. The Operating General Partner continues to honor an operating deficit guarantee that remains in effect until 2011.

Series 31

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at September 30, 2005 all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 31 reflects net loss from Operating Partnerships of $(830,975) and $(492,794), respectively, which includes depreciation and amortization of $1,646,765 and $1,502,668, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. Occupancy continues to suffer in 2005 averaging 78% through the third quarter of 2005. Management has stated that the housing market in Atlanta is soft and that the property is constantly competing with other low-income properties in the neighborhood. Utility expenses are high as a result large scale improvements to the sewage system in the City of Atlanta. As a result of the declining occupancy, and high operating expenses, the property continues to operate below breakeven. The Investment General Partner has been working with the Operating General Partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections. The Investment General Partner will continue to closely monitor the efforts of the Operating General Partner until operations have stabilized.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40 unit property located in Pilot Point, TX. In January 2004, there was a fire in a unit that damaged the unit and caused smoke damage in the seven other units in the building. Due to the damage, the entire 8 unit building was taken offline. The repairs were all completed and paid for from the insurance proceeds. The certificates of occupancy were issued as of August 15, 2004. Repairs were not completed until 8 months after the fire due to the delay in reaching a settlement with the insurance provider. Occupancy has continued to struggle after the fire and averaged 73% in 2004. The manager was replaced in November 2004 and they have expanded their advertising efforts. Occupancy has improved significantly and averaged 92% for the third quarter of 2005. Due to the increase in occupancy, the property has been able to operate above breakeven through the third quarter of 2005. Due to the improved operations of this property, it will be removed from the quarterly reporting list.

Silver Creek Apartments, LP (Silver Creek Apartments) is a 112 unit property located in Flat Rock, MI. In 2004 the property operated below breakeven and maintained an average occupancy of 91%. The former management company was terminated for issues related to Pine Lake apartments, not for Silver Creek Apartments. The contract the Operating General Partner, ("MHT") had signed with Matrix Management was applicable to three properties. Termination of one terminated the remaining two, so when MHT terminated Matrix Management's employment, for cause, they effectively terminated there management at Silver Creek as well. Pending litigation exists between Matrix and MHT Housing. A hearing for the lawsuit MHT has filed against Matrix was scheduled for March 2004, which was then postponed. The Investment General Partner received a subpoena to be deposed on behalf of MHT, which was conducted in April 2005. In September 2005 Matrix and MHT met with their respective attorneys to come to an agreement among the parties. No agreement could be reached and it was agreed that a mediator would be hired in an effort to reach a final agreement among the parties. A mediator will be hired within the next 30 days.

The property operated with a Debt Coverage Service Ratio of .55 in 2004 and 1.19 in 2003 after required reserve deposits. The Operating General Partner has funded operating deficits in 2004 and has funded an operating reserve of $50,000 as required by the Partnership Agreement. Occupancy continues to improve in 2005 with a 96% average occupancy through the third quarter of 2005. The local economy is fair with high turnover due to job transfers. Bad debt for 2004 was $52,068. Collections remain strong in 2005. The property ended with about $12,000 delinquent in resident balances but now that the occupancy is strong, management is focusing on collections. The Investment General Partner will continue to work with the Operating General Partner to stabilize operations. The mortgage, property taxes, and insurance are current.

Canton Housing One, LP (Madison Heights Apartments) is an 80 unit property located in Canton, Mississippi. The property was unable to break-even in 2004 due to occupancy which averaged 80%. Management has taken several measures in its effort to increase occupancy. Advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager have yielded steady and substantial increases in occupancy through the third quarter of 2005. Occupancy, which began the year at 84%, has climbed to 96% through September 2005. In the aftermath of Hurricane Katrina, all vacant apartments have been leased and government is providing emergency rental assistance for evacuees. The subject current occupancy and expense levels will support positive cash flow.

Canton Housing Four, LP (Canton Manor Apartments) is a 32 unit property located in Canton, Mississippi. In 2004 the property was unable to break even due to low occupancy. Occupancy averaged 81% in 2004, but increased to 91% through the third quarter of 2005, a direct result of management's efforts to advertise the property in local newspapers, offer attractive rental concessions and employ a full-time onsite manager. In aftermath of Hurricane Katrina, all vacant apartments have been leased and government is providing emergency rental assistance for evacuees. Current occupancy levels were insufficient to support breakeven operation at current operating expense levels. Management is continue to focus its efforts on controlling the operating expenses and is positive that with increased occupancy levels, the property will be able to support its operations.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28 unit property located in Biddeford, ME. The property is unable break due to high operating expenses and low occupancy. An unusually long and snowy winter resulted in high operating costs due high fuel consumption and high snow removal costs. Occupancy averaged 84% in 2004. Occupancy averaged 92% in the first quarter and slipped to 86% in the second quarter. Occupancy continued to decline in the third quarter, averaging 82%. The property has a waiting list of residents who qualify at the 30% income level; however, finding residents who qualify for the property's 60% income vacancies continues to be a problem each quarter. Management ran ads in the local newspaper that specifically target the 60% layer, but response to the advertisements continues to be from people who cannot afford the 60% rental rates. Management has analyzed its rental rates against the local market, and believes its rates are comparable. Management has sought the assistance of the local Housing Authority, and has also linked with a local agency that assists disabled people with housing in an effort to obtain referrals. The Operating General Partner will continue to defer fees due to his management company and his construction and maintenance company, to fund the deficit. The Operating General Partner's operating deficit guarantee, capped at $300,000 expires in December 2012.

Series 32

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2005, all of which were at 100% Qualified Occupancy

For the period ended September 30, 2005 and 2004, Series 32 reflects net loss from Operating Partnerships of $(835,158) and $(735,409), respectively, which includes depreciation and amortization of $1,122,571 and $1,262,554, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 32 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership. Pearlwood Apts and Pecan Manor Apts sustained minor damage to shingles and roof vents due to Hurrican Katrina and Rita. Pineridge Apts sustained major damage to shingles, roof vents, roofs, decking, flooring and fences due to Hurricane Katrina. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total. The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Average occupancy through the third quarter of 2005 was 98%, up slightly from 97% in the first half. The property also generated a cash flow of $8,000 and a Debt Coverage Service Ratio of 1.15. This trend is expected to continue thru the end of 2005.

Indiana Development, LP (Clear Creek Apartments) is a 64 unit development, located in North Manchester, Indiana. The property operates below breakeven as a result of low occupancy which was last reported at 84% as of September 2005. The Investment General Partner's staff visited the property in June to determine the cause of the low occupancy and poor performance of the property. Directly following this meeting, the Operating General Partner requested permission to change management companies effective August 1, 2005. The new management contract includes specific terms of performance, including leasing, marketing, staff training and education. The physical condition of the development is excellent and the site visit produced high scores. The Operating General Partner is optimistic that occupancy will improve substantially and the property will breakeven by year end. The Operating General Partner's Operating Deficit Guarantee, which was unlimited in amount, expired in June 2004. The Operating General Partner is active in the industry and as such, has continued to fund deficits.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. In 2004, the property operated with a Debt Coverage Service Ratio of 0.94 due to low occupancy. As of June 2005, the property was operating with a Debt Coverage Service Ratio of 0.80. Occupancy averaged 83.2% during 2004, but has improved in 2005, averaging 91% as of September 2005. Prior operating deficits have been supported by the Operating General Partner who is very active in the business and has adequate resources to fund additional deficits if necessary. The Operating General Partner's operating deficit guarantee is unlimited in time and amount.

Series 33

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 33 reflects net loss from Operating Partnerships of $(324,157) and $(305,826), respectively, which includes depreciation and amortization of $462,028 and $517,567, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Average occupancy through the third quarter of 2005 was 98%, up slightly from 97% in the first half. The property also generated a cash flow of $8,000 and a Debt Coverage Service Ratio of 1.15. This trend is expected to continue thru the end of 2005.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing), is a 20 unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy and high utility expenses. Occupancy, which averaged 91% in 2004, has improved in 2005, averaging 96% as of September 2005. Despite the improved occupancy, the property operated at a loss due to high utility and snow removal costs. The site was originally a high school, and the high ceilings make the site difficult to heat. Assuming the seasonal utility spike continues to normalize through the remainder of year, and occupancy holds in the 95% range, the property will expend approximately $23,000 in 2005. To fund a portion of this deficit, the General Partner has depleted the operating reserve account. The Operating General Partner will continue to defer fees due to his management company, and his construction and maintenance company, to fund the remainder of the deficit. The Operaing General and his construction and maintenance company are all listed as guarantors under the partnership's Guarantee of Obligations. The operating deficit guarantee is unlimited in time and amount.

Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 89% for the first three quarters of 2005. The site manager has been successful in retaining current residents by offering different types of incentives, such as 1 month free rent and a $50 referral fee. The property is also being advertised in local newspapers, Standard Banner and the Citizen Tribune. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvement in occupancy is expected.

Merchants Court, LP (Merchant Court Apartment) is a 192 unit property located in Dallas, GA. The property struggles with occupancy problems due to competitive homeownership programs and the performance of the prior regional and site managers. In December 2004, a new team (regional and site manager) took over Merchants Court and made substantial changes in the management of the property. Tenant retention was the priority, and the site manager implemented a fitness program, a kids' club (a social club for the residents' children), and one-day maintenance turnaround guarantee. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Because of improved management services, resident move-outs due to dissatisfaction have decreased. This, combined with more aggressive marketing, resulted in occupancy increasing to 89% in June 2005, from a low of 63% in January 2005. However, move-outs due to homeownership continue, and occupancy has stalled around the mid-80s since June. The management company will conduct seminars at the property for residents considering homeownership. The seminar will discuss the costs and benefits of renting versus buying. Accounts payable were paid down substantially due to draws from the operating reserve funds, but remain a concern. The Investment General Partner continues to monitor the improving performance of this property on a weekly basis. Taxes, mortgage and insurance payments are all current.

Series 34

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 34 reflects net loss from Operating Partnerships of $(857,923) and $(851,784), respectively, which includes depreciation and amortization of $1,101,760 and $1,134,957, respectively. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I, LP (Hillside Club Apartments), a 56 unit property located in Petosky, Michigan, operates below breakeven as a result of low occupancy, which was reported at 89% as of September 2005. The Investment General Partner staff visited the property in June 2005 to determine the cause of the low occupancy and poor performance of the property. Directly following this meeting, the Operating General Partner requested permission to change management companies effective August 1, 2005. The new management contract includes specific terms of performance, including leasing, marketing, staff training and education. The physical condition of the development is excellent and the site visit produced high scores. The Operaing General Partner is optimistic that occupancy will improve substantially and the property will breakeven by year end. Although the Operating General Partner's Operating Deficit Guarantee has since lapsed, the Operating General Partner has continued to fund the property.

Merchants Court, LP (Merchant Court Apartment) a 192 unit property located in Dallas, GA. The property struggles with occupancy problems due to competitive homeownership programs and the performance of the prior regional and site managers. In December 2004, a new team (regional and site manager) took over Merchants Court and made substantial changes in the management of the property. Tenant retention was the priority, and the site manager implemented a fitness program, a kids' club (a social club for the residents' children), and one-day maintenance turnaround guarantee. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Because of improved management services, resident move-outs due to dissatisfaction have decreased. This, combined with more aggressive marketing, resulted in occupancy increasing to 89% in June 2005, from a low of 63% in January 2005. However, move-outs due to homeworkship continues, and occupancy has stalled around the mid-8os since June. The management company will conduct seminars at the property for residents considering homeownership. The seminar will discuss the costs and benefits of renting versus buying. Accounts payable were paid down substantially due to draws from the operating reserve funds, but remain a concern. The Investment General Partner continues to monitor the improving performance of this property on a weekly basis. Taxes, mortgage and insurance payments are all current.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred on the property's parking lot, which led to high turnover. Occupancy was 70% at the close of the second quarter. The General Partner has responded with move in specials and heavy advertising with local businesses and rental guides. Occupancy has improved significantly and averaged 83% for the third quarter of 2005. The Operating General Partner continues to honor an operating deficit guarantee that remains in effect until 2011.

Series 35

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 35 reflects net loss from Operating Partnerships of $(464,941) and $(496,775), respectively, which includes depreciation and amortization of $777,880 and $768,897, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104 unit property located in Dickson, Tennessee. The property operated below break-even in 2004 due to its low occupancy average of 86%. As a result of increased marketing efforts, the property was able to boost occupancy and maintained 93% occupancy during the first and second quarters of 2005. The property's performance has improved significantly during the third quarter, with occupancy averaging 98%. Despite the increase in occupancy, the property has not broken even in 2005 due to high bad debt and administrative expenses. The Operating General Partner's guarantee has expired; however, he continues to fund cash shortfalls at the property. The Operating General Partner is very active in the tax credit business and has ample incentive, and recourses, to continue supporting deficits.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. With a Debt Coverage Service Ratio of .67, the property performed below break even and expended a total of $56,030 through June of 2005. Operating expenses averaged $3,843/unit in 2004 and decreased to $3,557/unit through the first half of 2005, due to decreases in utilities and maintenance expenses, moving them below the state average. Third quarter financial statements have been requested from the Operating General Partner, but have not yet been received. Low occupancy has historically been a problem at this property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy, which averaged 87% in 2004, has risen to 93% through early October. Management will continue to aggressively market the property through local media and promote community building activities such as a summer breakfast and lunch program for children and holiday parties to fill vacant units and retain current residents.

Series 36

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2005. Out of the total 10 were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 36 reflects net loss from Operating Partnerships of $(265,001) and $(361,457), respectively, which includes depreciation and amortization of $530,781 and $545,274, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 36 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP. Willowbrook Apts and Wingfield Apts sustained minor damage to shingles, roof vents, siding and carpets due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

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

New Caney Housing II, LP (Garden Gates Apartments) is a 32 unit family property located in New Caney, TX. In 2004 the property operated at 85% occupancy. Occupancy declined to 63% through the third quarter of 2005 due to increased competition and ineffective site management. The property is in a very competitive market with the competition offering significant specials to retain and increase occupancy rates. There were 250 new affordable units built in the radius of 2 miles from New Caney Housing II within the last year. There were four different managers during that time and some longer then desirable periods between managers. Also, the regional supervisor over the property did a less then effective job. As of April 2005 a new manager and a new regional manager were in place. They both focused on a stronger marketing effort and management has built an incentive based compensation package for the manager which focuses on reducing vacancies, while at the same time increasing collection percentages. The 2004 operating expenses averaged $3,286 per unit which was below the Investment General Partner's prior year state average expense per unit. The 2005 operating expenses were trending even lower at $2,735. Mortgage, taxes and insurance all current. The management company is deferring all fees until operations improve. In August of 2005, the Investment General Partner conducted a visit to New Caney II and concluded that the property was in need of substantial exterior capital improvements. The GP is currently in the process of approving bids to paint the entire community in order to approve the curb appeal of the project. The capital improvements will be funded from the replacement reserve.

Valleyview Estates, LP (Valleyview Estates Apartments) is a 32 unit development located in Branson West, MO. In January of 2005 the property suffered a fire which destroyed a portion of one building. At the time of the fire 8 units were taken offline. All 8 units were repaired and have subsequently reoccupied. The repairs were completed with insurance proceeds totaling $348,123.79. It is recommended that this partnership no longer be written up because all repairs were completed on schedule and units are now reoccupied.

Aloha Housing, LP (Farmington Meadows) is a 69 unit property located in Aloha, OR. Despite economic occupancy of 99% in 2004, the property operated with a Debt Coverage Service Ratio of 0.96, due to high maintenance expenses. Efforts by management have reduced maintenance expenses by 20% through August of 2005. Annual operating expenses, which averaged $4,020 per unit in 2004, have been reduced to $3,730 per unit through the August of 2005, a reduction of 8% annually. Through this period occupancy has remained steady at 100% and the property has generated cash of $1,865. At current occupancy levels, the current operating expense level is sufficient to support breakeven operation.

Series 37

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 37 reflects net loss from Operating Partnerships of $(310,062) and $(194,238), respectively, which includes depreciation and amortization of $669,636 and $699,772, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing), is a 20 unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy and high utility expenses. Occupancy, which averaged 91% in 2004, has improved in 2005, averaging 96% as of September 2005. Despite the improved occupancy, the property operated at a loss due to high utility and snow removal costs. The site was originally a high school, and the high ceilings make the site difficult to heat. Assuming the seasonal utility spike continues to normalize through the remainder of year, and occupancy holds in the 95% range, the property will expend approximately $23,000 in 2005. To fund a portion of this deficit, the General Partner has depleted the operating reserve account. The Operating General Partner will continue to defer fees due to his management company, and his construction and maintenance company, to fund the remainder of the deficit. The Operaing General and his construction and maintenance company are all listed as guarantors under the partnership's Guarantee of Obligations. The operating deficit guarantee is unlimited in time and amount.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. With a Debt Coverage Service Ratio of .67, the property performed below break even and expended a total of $56,030 through June of 2005. Operating expenses averaged $3,843/unit in 2004 and decreased to $3,557/unit through the first half of 2005, due to decreases in utilities and maintenance expenses, moving them below the state average. Third quarter financial statements have been requested from the Operating General Partner, but have not yet been received. Low occupancy has historically been a problem at this property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy, which averaged 87% in 2004, has risen to 93% through early October 2005. Management will continue to aggressively market the property through local media and promote community building activities such as a summer breakfast and lunch program for children and holiday parties to fill vacant units and retain current residents.

Series 38

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2005, all of which were at 100% qualified occupancy.

For the period ended September 30, 2005 and 2004, Series 38 reflects net loss from Operating Partnerships of $(234,245) and $(369,957), respectively, which includes depreciation and amortization of $489,531 and $553,860, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 38 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership. Willowbrook Apts sustained minor damage to shingles, siding and roof bents due to Hurricane Rita. Hammond Place Apts sustained major damage to shingles, roof vents, decking, trees, fecnses and flooring due to Hurricane Katrina. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

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

Columbia Creek, LP (Columbia Creek) is a 172 unit (137 LIHTC units) family project in Woodstock, GA. In 2004, the property suffered from the combined effects of low occupancy and higher than average operating expenses, losing $65,703, or $382 per unit. Occupancy through the third quarter of 2005 has risen to 94% from an average of 91% in 2004. Financial statements through the third quarter of 2005 have been requested, but are not yet available from the Operating General Partner. Through the second quarter of 2005, operating expenses have declined from $4,191 per unit in 2004 to $3,508 per unit, due to significant decreases in maintenance expenses and are now below the state average. Replacement reserves, which were not funded during 2004, have been adequately funded through the second quarter of 2005. Through June of 2005 the partnership has generated cash of $45,024, or $262 per unit. Stable occupancy through the third quarter of 2005 suggests that performance should remain strong through this period.

Series 39

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 39 reflects net loss from Operating Partnerships of $(383,635) and $(356,560), respectively, which includes depreciation and amortization of $405,369 and $462,117, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 39 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership. Timber Trails I Apts sustained minor shingle damage due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total. The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.

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

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88 unit family property located in Mishawaka, IN. Occupancy improved to 92% in the third quarter of 2005 up from an average of 80% in the second quarter. This improvement, as well as the significant reduction in accounts receivable is attributed to the new manager hired in April. Third-quarter financials showed a deficit reduction from the prior period, and the property is expected to reach break-even operations for the fourth quarter. Taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the Investment General Partner continues to work closely with the Operating General Partner and Management Company. Occupancy reports are received each week and bimonthly conference calls are held with Sterling Management staff to review progress. The Investment General Partner visited the property again in August 2005 and found the area to be economically strong and the property to be much improved from the March, 2005 visit.

Columbia Creek, LP (Columbia Creek) is a 172 unit (137 LIHTC units) family project in Woodstock, GA. In 2004, the property suffered from the combined effects of low occupancy and higher than average operating expenses, losing $65,703, or $382 per unit. Occupancy through the third quarter of 2005 has risen to 94% from an average of 91% in 2004. Financial statements through the third quarter of 2005 have been requested, but are not yet available from the General Partner. Through the second quarter of 2005, operating expenses have declined from $4,191 per unit in 2004 to $3,508 per unit, due to significant decreases in maintenance expenses and are now below the state average. Replacement reserves, which were not funded during 2004, have been adequately funded through the second quarter of 2005. Through June of 2005 the partnership has generated cash of $45,024, or $262 per unit. Stable occupancy through the third quarter of 2005 suggests that performance should remain strong through this period.

Series 40

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2005, all of which at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 40 reflects net loss from Operating Partnerships of $(394,560) and $(426,303), respectively, which includes depreciation and amortization of $728,074 and $709,413, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 40 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership. Oakland Apts sustained minor shingle damage due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total. The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.

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

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88 unit family property located in Mishawaka, IN. Occupancy improved to 92% in the third quarter of 2005 up from an average of 80% in the second quarter. This improvement, as well as the significant reduction in accounts receivable is attributed to the new manager hired in April. The property is continues to operate at a deficit that is being funded by the Operating General Partner. Taxes, insurance, and mortgage payments are all current. The Investment General Partner has been working closely with the Operating General Partner and management company since mid-2004. Occupancy reports are being forwarded to the Investment General Partner each week and bimonthly conference calls are held with the director of Sterling Management to review progress. The Investment General Partner visited the property again in March 2005 and found the area to be economically strong and the property to be in good condition.

Series 41

As of September 30, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2005 all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 41 reflects net loss from Operating Partnerships of $(656,360) and $(1,263,155), respectively, which includes depreciation and amortization of $971,660 and $1,175,182, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 41 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership. Bienville Apts and Red Hill Apts sustained minor damage to shingles, roof vents, windows, trees and siding due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.

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

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorneys fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursing payment of the aforementioned judgments.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. The retaining wall may not have been constructed properly and an investigation is on going to determine the cause and potential responsible party to cover the costs incurred for the remodel work necessary. The Operating General Partner is currently gathering bids for the final stabilization work. The property continues to operate above breakeven.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The first half of 2005 saw significant improvement in occupancy from an average of 81% at 2004 year-end to a 94% average in the second quarter of 2005. However, occupancy dropped at the end of the third quarter to 89%. Both the manager and assistant manager resigned in late July as the result of a suspected fraud investigation. A new manager and assistant manager were hired and, by mid-August, occupancy had decreased sharply as many of the residents that were moved in by the previous staff either left or were evicted. Marketing efforts have increased, but occupancy has been slow to rebound. The Investment General Partner continues to work closely with the Operating General Partner and management company. Weekly conference calls are held to discuss the prior week's marketing, occupancy, lease renewal and collection efforts and bimonthly conference calls are held with the Sterling Management staff to review progress. The Investment General Partner visited the property again in August 2005 and found the area to be economically strong and the property to be in good condition. Taxes, insurance, and mortgage payments are current and the Operating General Partner continues to fund operating deficits.

Rural Housing Partners of Mendota, LP (Northline Terrace), is a 24 unit family property located in Mendota, IL. In 2004, the property had an average occupancy of 89% and operated with a Debt Coverage Service Ratio of 0.84. Occupancy issues at the property stem from a lack of qualified applicants in the area. In an attempt to increase occupancy a new site manager, placed at the property in fourth quarter of 2004, has expanded the advertising, outreach and re-newed relationships with the local housing authority. Through the third quarter of 2005, occupancy was at 92% and continued improvement is anticipated. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The mortgage, property taxes, and insurance are current.

Cascade Commons, LP (Cascades Crossing) is a 320 unit affordable multifamily resident located in Sterling, Va., the suburbs of Washington, D.C. The Operating General Partner requested the Investment General Partners' approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completed the refinance the Operating Partnership paid its Investment Limited Partners $5,429,737 in refinance proceeds and estimated cash flow through 2004. Series 41 received $357,623 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership. The balance of the proceeds were paid to the other Investment Limited Partners, one which is affiliated and one which is non-affiliated with the Series. The amount received by each Investment Limited Partner was based on their percentage ownership in the Operating Partnership. Series 41 used $16,815 to make a partial payment of accrued asset management fees. Of the remaining proceeds the net distribution to investors was approximately $139,000. This represented a per BAC distribution of $.05. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds remaining will be retained to improve the Series reserves, and in the event that the cash flow estimate was over stated, make a cash flow reimbursement back to the Operating Partnership.

Series 42

As of September 30, 2005 and 2004, the average Qualified Occupancy was 100% and 98.6%, respectively. The series had a total of 22 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 42 reflects net loss from Operating Partnerships of $(382,153) and $(397,770), respectively, which includes depreciation and amortization of $962,746 and $828,480, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 42 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II. Natchez Apts and Wingfield Apts sustained minor damage to shingles, roof vents, siding, carpets and roof leaks due to Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total. The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42.

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

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorneys fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursing payment of the aforementioned judgments.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. The retaining wall may not have been constructed properly and an investigation is on going to determine the cause and potential responsible party to cover the costs incurred for the remodel work necessary. The Operating General Partner is currently gathering bids for the final stabilization work. The property continues to operate above breakeven.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. In the spring of 2005, one of the Operating General Partners proposed that his interest be transferred to a replacement Operating General Partner. The Operating General Partner transfer closed in mid-July, 2005. As the original Operating General Partner did, the new entity holds 50% of the Operating General Partner interest in the Operating Partnership. The new Operating General Partner is an LLC whose owners have substantial business interest and experience in real estate. As part of the Operating General Partner transfer, the new Operating General Partner contributed funds to the Operating Partnership. Per the current Operating General Partner, approximately $190,000 was contributed to the Operating Partnership to bring the mortgage and accounts payable current.

Through September of 2005 occupancy had dipped to 89% from an average of 94% through August of 2005. In order to attract new residents, management continues to market the property aggressively in local newspapers and has begun requiring a reduced security deposit of $99 from new residents with good credit. Due to high operating costs of $3,218 per unit, which can be attributed to advertising, snow removal and utilities expenses, the property has expended cash of approximately $50,000 through August of 2005. At the 2005 average occupancy level of 94%, the partnership must reduce operating expenses to $2,800 per unit in order to reach breakeven operation. The mortgage, taxes and insurance payments are all current. The Operating General Partner continues to advance funds to the partnership to meet operating deficits.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38 unit property. In 2004 the property operated below breakeven and maintained an average occupancy of 86%. The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005. Since the new management has taken over, operations have improved through the third quarter of 2005 and the property was able to operate above breakeven. Occupancy averaged 91% in the third quarter of 2005. The Operating General Partner also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.

Jeremy Associates, LP (Coopers Crossing Apartments) a 93 unit family development located in Las Colinas, Texas operated below breakeven during 2003. Average occupancy through year-end 2004 was 88.6%. Marketing and advertising campaigns have been successful at this property. Average occupancy through the third quarter of 2005 was 96%. Occupancy has been higher due to victims of hurricane Katrina coming to reside at the property.

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

Series 43

As of September 30, 2005 and 2004, the average Qualified Occupancy was 100% and 98.6%, respectively. The series had a total of 22 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 43 reflects net loss from Operating Partnerships of $(687,403) and $(533,810), respectively, which includes depreciation and amortization of $1,246,302 and $983,325, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Alexander Mills, LP (Alexander Mills Apartments) is a 224 unit new construction apartment complex located in Lawrenceville, Georgia. Construction completion fell behind eight months due to having to secure legal rights to public water sources. During this time, two other subsidized apartment complexes were constructed nearby, resulting in an overbuilt market. This caused the property to complete lease-up four months behind the original August 2003 projection. In response to increased competition, the Operating General Partner offered concessions, including reductions in rental rates and free rent. Occupancy reached a 97% level in the third quarter of 2005 and the property is projected to cash flow a considerable sum of monies in 2005. The General Partner closed on his permanent loan with CIBC lending in July of 2005. The property is now operating a Debt Coverage Service Ratio of over 1.2. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorneys fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursing payment of the aforementioned judgments.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. The retaining wall may not have been constructed properly and an investigation is on going to determine the cause and potential responsible party to cover the costs incurred for the remodel work necessary. The Operaing General Partner is currently gathering bids for the final stabilization work. The property continues to operate above breakeven.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit, multi-building apartment complex located in Port Huron, MI. Because construction completion occurred 7 months later than projected and lease up completion is currently estimated to occur 10 months later than projected, a downward timing adjuster is expected to reduce the amount of Series 42 and Series 43 required capital contributions by approximately $260,000 each. As a result, the property had a permanent mortgage funding gap in the amount of approximately $200,000. This amount represents monies owed to the general contractor for construction costs which have been paid in full as a result of the general partner transfer. One of the Operating General Partners has proposed the substitution of a new Operating General Partner in place of one Operating General Partner interest. The new entity will hold 50% of the Operating General Partner interest in the Operating Partnership. The new Operating General Partner will be an LLC whose owners have substantial business interest and experience in real estate. As part of the Operating General Partner transfer, the new Operating General Partner will contribute funds to the Operating Partnership. The Operating General Partner transfer closed in mid-July, 2005. Per the current Operating General Partner, approximately $190,000 was contributed to the Operating Partnership to bring the mortgage current, pay off the general contractor and architect and bring the accounts payable current.

Through September of 2005 occupancy had dipped to 89% from an average of 94% through the rest of 2005. Management has been contacted to request an explanation for this drop. A reduced security deposit is being required of applicants with good credit and management continues to market the property through local newspapers in order to reach prospective residents and boost occupancy. Due to high operating costs of $3,218 per unit, which can be attributed to advertising, snow removal and utilities expenses, the property has expended cash of approximately $50,000 through August of 2005. At the 2005 average occupancy level of 94%, the partnership must reduce operating expenses to $2,800 per unit in order to reach breakeven operation. Accounts payable remain high at $481 per unit, but mortgage, taxes and insurance payments are all current. The Operating General Partner continues to advance funds to the partnership to meet operating deficits.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24 unit property located in Saranac, MI. The property has been unable to break even due to low occupancy and high expenses. Occupancy averaged 85% during the first quarter of 2005 but increased to 100% during the second quarter, averaging 96% in the third quarter. As the property does not have rental assistance, management has historically had difficulty finding residents with sufficient income to afford the property's rents and struggles to compete with three surrounding properties which offer Section 8 subsidies. Funding for Section 8 vouchers in the area is scarce, and management has been in contact with the local Housing Authority regarding this matter, with little success. The occupancy surge was precipitated by Management offering one month rental concessions, move-in specials, and application fee waivers in an effort to attract residents. Operating expenses are higher than average due to increased advertising and payroll expenses resulting from management's marketing push. The Operaing General Partner's Operating Deficit Guaranty is in effect through February 2009 with a funding limit of $200,000. In 2004, the Operating General Partner funded $1,250, with the remaining deficit funded from cash and accrued fees.

Series 44

As of September 30, 2005 and 2004, the average Qualified Occupancy was 100% and 93.2%, respectively. The series had a total of 8 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 44 reflects net loss from Operating Partnerships of $(347,271) and $(120,098), respectively, which includes depreciation and amortization of $695,034 and $442,740, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Alexander Mills, LP (Alexander Mills Apartments) is a 224 unit new construction apartment complex located in Lawrenceville, Georgia. Construction completion fell behind eight months due to having to secure legal rights to public water sources. During this time, two other subsidized apartment complexes were constructed nearby, resulting in an overbuilt market. This caused the property to complete lease-up four months behind the original August 2003 projection. In response to increased competition, the Operating General Partner offered concessions, including reductions in rental rates and free rent. Occupancy reached a 97% level in the third quarter of 2005 and the property is projected to cash flow a considerable sum of monies in 2005. The Operating General Partner closed on his permanent loan with CIBC lending in July of 2005. The property is now operating a Debt Coverage Service Ratio of over 1.2. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

Series 45

As of September 30, 2005 and 2004, the average Qualified Occupancy was 98.8% and 99.4%, respectively. The series had a total of 30 properties at September 30, 2005. Out of the total 26 were at 100% Qualified Occupancy, 1 property was in active lease-up, and 2 properties were still under construction. The series also had 1 property with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 2005.

For the period ended September 30, 2005 and 2004, Series 45 reflects net loss from Operating Partnerships of $(329,765) and $(273,044), respectively, which includes depreciation and amortization of $667,600 and $571,735, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The first half of 2005 saw significant improvement in occupancy from an average of 81% at 2004 year-end to a 94% average in the second quarter of 2005. However, occupancy dropped at the end of the third quarter to 89%. Both the manager and assistant manager resigned in late July as the result of a suspected fraud investigation. A new manager and assistant manager were hired and, by mid-August, occupancy had decreased sharply as many of the residents that were moved in by the previous staff either left or were evicted. Marketing efforts have increased, but occupancy has been slow to rebound. The Investment General Partner continues to work closely with the Operating General Partner and management company. Weekly conference calls are held to discuss the prior week's marketing, occupancy, lease renewal and collection efforts and bimonthly conference calls are held with the Sterling Management staff to review progress. The Investment General Partner visited the property again in August 2005 and found the area to be economically strong and the property to be in good condition. Taxes, insurance, and mortgage payments are current and the Operating General Partner continues to fund operating deficits.

Harbet Avenue, LP (William B. Quarton Place) is a 28 unit family property located in Cedar Rapids, Iowa. The Investment General Partner has learned that during 2004 and through February 2005 inappropriate checks and wires were made to the Operating General Partner from the Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. The Operating General Partner is a not-for-profit organization that was experiencing financial difficulties. The accounting manager was able to make the monetary transfers due to a lack of oversight from the interim director. The accounting manager was fired in March 2005. The Operating General Partner has hired a new executive director and implemented steps to ensure that this cannot happen in the future. The steps include requiring all transfers to have a signature of the Executive Director, and the creation of a dual position model for the newly hired finance directors. All accounts will be moved to Bankers Trust in order to increase security. Accounts can be viewed on-line by the President, CEO, and the Board Chair. Activity reports will be reviewed monthly by the Board of Directors. In order to repay the funds back to the Partnership, the Board has formed a Property Options Committee to review all of their assets for a potential sale. Proceeds from the sale of properties, and from unrestricted donations will be targeted for the refunding of the Partnership accounts. An offer to purchase one property was received, and a closing on that sale is anticipated within 60 days. All accounts are expected to be repaid by the end of 2005. Representatives of the Investment General Partner visited the site and met with the new Executive Director of the not for profit organization. The property shows well and is currently operating above breakeven. The Operating General Partner is using their management fee to re-instate the security deposit accounts to their appropriate levels. The Investment General Partner is requesting a plan in writing as to the proposals for paying back the balance of the funds. A default notice was sent to the Operating General Partner on September 1, 2005. The Investment General Partner is working with attorneys to determine the best way to ensure the funds are restored to the Partnership in a prompt manner.

Series 46

As of September 30, 2005 and 2004, the average Qualified Occupancy was 100% and 99.5%, respectively. The series had a total of 12 properties at September 30, 2005, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2005 and 2004, Series 46 reflects net loss from Operating Partnerships of $(67,864) and $(10,649), respectively, which includes depreciation and amortization of $389,633 and $92,141, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 21, 2005		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 21, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 21, 2005	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.