Form 10-Q
period 2005-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2006-02-21
CIK 913778

- FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2005

                                             or

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

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital	87-101
Statements of Cash Flows	102-157
Notes to Financial Statements	158-191

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	192-255

Item 3. Quantitative and Qualitative Disclosure About Market Risk	257

Item 4. Evaluation of Disclosure and Procedures	257

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	258

Signatures	259

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$366,094,907	$371,348,184

OTHER ASSETS

Cash and cash equivalents	11,834,646	18,346,447
Investments	7,810,878	16,022,675
Notes receivable	4,862,520	4,919,220
Acquisition costs net	34,292,612	35,278,068
Other assets	10,070,461	10,038,491
	$434,966,024	$455,953,085

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 2,790,927	$ 38,479
Accounts payable affiliates	31,053,581	26,220,340
Capital contributions payable	17,136,369	19,635,047
	50,980,877	45,893,866

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding	387,413,546	413,253,659
General Partner	(3,304,387)	(3,067,321)
Unrealized gain (loss) on securities
available for sale, net	(124,012)	(127,119)
	383,985,147	410,059,219
	$434,966,024	$455,953,085

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,733,957	$ 3,992,146

OTHER ASSETS
Cash and cash equivalents	190,087	2,435,923
Investments	231,498	-
Notes receivable	-	-
Acquisition costs net	74,123	76,802
Other assets	1,891,399	1,742,519
	$ 6,121,064	$ 8,247,390

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,002,700	2,808,344
Capital contributions payable	388,026	388,026
	3,390,726	3,196,370

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding	3,011,286	5,331,075
General Partner	(280,948)	(280,055)
Unrealized gain (loss) on securities
available for sale, net	-	-
	2,730,338	5,051,020
	$ 6,121,064	$ 8,247,390

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 588,624	$ 796,088

OTHER ASSETS
Cash and cash equivalents	71,731	100,468
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs net	40,543	42,008
Other assets	280,232	280,232
	$ 1,438,769	$ 1,676,435

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,223,090	1,053,710
Capital contributions payable	457,642	457,642
	1,680,732	1,511,352

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding	(77,592)	325,384
General Partner	(164,371)	(160,301)
Unrealized gain (loss) on securities
available for sale, net	-	-
	(241,963)	165,083
	$ 1,438,769	$ 1,676,435

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,159,763	$ 3,776,184

OTHER ASSETS
Cash and cash equivalents	236,158	272,446
Investments	-	-
Notes receivable	450,981	450,981
Acquisition costs net	127,400	132,005
Other assets	167,344	167,344
	$ 4,141,646	$ 4,798,960

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,265,049	2,099,106
Capital contributions payable	477,996	477,996
	2,741,545	2,577,102

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding	1,605,181	2,418,720
General Partner	(205,080)	(196,862)
Unrealized gain (loss) on securities
available for sale, net	-	-
	1,400,101	2,221,858
	$ 4,141,646	$ 4,798,960

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,801,117	$ 8,808,920

OTHER ASSETS
Cash and cash equivalents	101,575	126,832
Investments	-	-
Notes receivable	-	-
Acquisition costs net	189,463	196,311
Other assets	269,371	269,371
	$ 8,361,526	$ 9,401,434

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,734,939	1,554,741
Capital contributions payable	117,796	117,796
	1,852,735	1,672,537

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding	6,728,549	7,936,454
General Partner	(219,758)	(207,557)
Unrealized gain (loss) on securities
available for sale, net	-	-
	6,508,791	7,728,897
	$ 8,361,526	$ 9,401,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 5,395,739	$ 5,663,873

0THER ASSETS
Cash and cash equivalents	178,350	220,367
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs net	211,745	219,398
Other assets	857,394	857,394
	$ 6,798,706	$ 7,116,510

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 678	$ 678
Accounts payable affiliates	1,743,224	1,598,844
Capital contributions payable	368,239	368,239
	2,112,141	1,967,761

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding	4,824,998	5,282,560
General Partner	(138,433)	(133,811)
Unrealized gain (loss) on securities
available for sale, net	-	-
	4,686,565	5,148,749
	$ 6,798,706	$ 7,116,510

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,361,494	$11,624,522

OTHER ASSETS
Cash and cash equivalents	199,808	378,135
Investments	126,618	-
Notes receivable	-	-
Acquisition costs net	212,651	220,337
Other assets	746,769	746,785
	$12,647,340	$12,969,779

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 978
Accounts payable affiliates	1,588,241	1,408,733
Capital contributions payable	768,198	768,198
	2,357,417	2,177,909

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding	10,444,468	10,941,396
General Partner	(154,545)	(149,526)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,289,923	10,791,870
	$12,647,340	$12,969,779

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,451,888	$17,047,575

OTHER ASSETS
Cash and cash equivalents	330,519	353,640
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs net	376,111	388,789
Other assets	1,564,626	1,564,626
	$18,858,966	$19,490,452

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	2,701,630	2,425,561
Capital contributions payable	1,443,838	1,443,838
	4,145,558	3,869,489

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding	14,906,527	15,805,006
General Partner	(193,119)	(184,043)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,713,408	15,620,963
	$18,858,966	$19,490,452

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,477,688	$12,001,035

OTHER ASSETS
Cash and cash equivalents	119,045	127,380
Investments	-	-
Notes receivable	-	-
Acquisition costs net	310,145	321,355
Other assets	172,425	172,425
	$12,079,303	$12,622,195

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,906,922	1,670,518
Capital contributions payable	39,749	39,749
	1,946,671	1,710,267

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding	10,237,753	11,009,256
General Partner	(105,121)	(97,328)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,132,632	10,911,928
	$12,079,303	$12,622,195

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,223,780	$19,465,921

OTHER ASSETS
Cash and cash equivalents	92,035	428,256
Investments	501,622	-
Notes receivable	350,913	350,913
Acquisition costs net	68,487	70,962
Other assets	2,595	2,595
	$19,239,432	$20,318,647

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	225,587	-
Capital contributions payable	40,968	40,968
	266,555	40,968

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding	19,126,896	20,418,650
General Partner	(154,019)	(140,971)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,972,877	20,277,679
	$19,239,432	$20,318,647

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,801,949	$13,896,918

OTHER ASSETS
Cash and cash equivalents	209,199	253,902
Investments	167,751	161,615
Notes receivable	20,935	20,935
Acquisition costs net	68,658	71,142
Other assets	573	782
	$13,269,065	$14,405,294

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,277,242	1,048,756
Capital contributions payable	66,718	66,718
	1,343,960	1,115,474

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding	12,145,063	13,496,131
General Partner	(219,390)	(205,743)
Unrealized gain (loss) on securities
available for sale, net	(568)	(568)
	11,925,105	13,289,820
	$13,269,065	$14,405,294

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,607,635	$12,475,745

OTHER ASSETS
Cash and cash equivalents	279,075	300,371
Investments	-	-
Notes receivable	51,842	51,842
Acquisition costs net	440,656	456,585
Other assets	39,235	39,235
	$12,418,443	$13,323,778

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	571,017	405,327
Capital contributions payable	128,167	128,167
	699,184	533,494

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding	11,829,123	12,889,438
General Partner	(109,864)	(99,154)
Unrealized gain (loss) on securities
available for sale, net	-	-
	11,719,259	12,790,284
	$12,418,443	$13,323,778

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,279,381	$17,484,487

OTHER ASSETS
Cash and cash equivalents	96,336	134,942
Investments	-	-
Notes receivable	641,362	641,362
Acquisition costs net	-	-
Other assets	134,136	134,136
	$17,151,215	$18,394,927

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	563,040	264,960
Capital contributions payable	682,058	682,058
	1,245,098	947,018

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding	16,126,315	17,652,689
General Partner	(220,198)	(204,780)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,906,117	17,447,909
	$17,151,215	$18,394,927

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,744,560	$22,840,635

OTHER ASSETS
Cash and cash equivalents	58,731	439,407
Investments	360,659	-
Notes receivable	129,908	129,908
Acquisition costs net	630,872	653,670
Other assets	348,301	348,301
	$23,273,031	$24,411,921

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,259,314	1,010,661
Capital contributions payable	520,571	520,571
	1,779,885	1,531,232

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding	21,684,575	23,058,243
General Partner	(191,429)	(177,554)
Unrealized gain (loss) on securities
available for sale, net	-	-
	21,493,146	22,880,689
	$23,273,031	$24,411,921

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,589,695	$14,070,311

OTHER ASSETS
Cash and cash equivalents	200,608	191,000
Investments	-	-
Notes receivable	40,478	58,877
Acquisition costs net	566,055	586,513
Other assets	133,131	133,131
	$14,529,967	$15,039,832

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	771,803	641,330
Capital contributions payable	202,285	202,285
	974,088	843,615

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding	13,646,099	14,280,034
General Partner	(90,220)	(83,817)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,555,879	14,196,217
	$14,529,967	$15,039,832

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,999,582	$16,244,390

OTHER ASSETS
Cash and cash equivalents	134,668	198,385
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs net	899,600	932,117
Other assets	-	11,473
	$16,037,397	$17,389,912

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,403,284	1,183,388
Capital contributions payable	8,244	48,744
	1,411,528	1,232,132

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding	14,780,001	16,296,593
General Partner	(154,132)	(138,813)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,625,869	16,157,780
	$16,037,397	$17,389,912

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,860,790	$16,542,608

OTHER ASSETS
Cash and cash equivalents	595,218	636,348
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs net	2,549,372	2,641,520
Other assets	124,353	124,353
	$19,452,517	$20,267,613

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	654,812	508,542
Capital contributions payable	603,740	603,740
	1,258,552	1,112,282

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding	18,294,050	19,245,802
General Partner	(100,085)	(90,471)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,193,965	19,155,331
	$19,452,517	$20,267,613

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,991,101	$10,398,042

OTHER ASSETS
Cash and cash equivalents	77,817	76,718
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs net	1,750,477	1,813,747
Other assets	338,277	338,277
	$12,480,456	$12,949,568

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	940,873	809,640
Capital contributions payable	657,998	657,998
	1,598,871	1,467,638

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding	10,951,432	11,545,774
General Partner	(69,847)	(63,844)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,881,585	11,481,930
	$12,480,456	$12,949,568

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,457,529	$13,869,029

OTHER ASSETS
Cash and cash equivalents	104,432	390,428
Investments	282,647	-
Notes receivable	84,261	122,562
Acquisition costs net	1,957,390	2,024,879
Other assets	98,160	98,160
	$15,984,419	$16,505,058

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	797,019	668,371
Capital contributions payable	155,363	155,363
	952,382	823,734

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding	15,097,280	15,740,074
General Partner	(65,243)	(58,750)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,032,037	15,681,324
	$15,984,419	$16,505,058

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,935,147	$14,277,836

OTHER ASSETS
Cash and cash equivalents	185,817	200,256
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,229,701	2,301,626
Other assets	4,875	4,875
	$16,355,540	$16,784,593

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	730,514	595,053
Capital contributions payable	-	-
	730,514	595,053

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding	15,687,060	16,245,929
General Partner	(62,034)	(56,389)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,625,026	16,189,540
	$16,355,540	$16,784,593

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,922,386	$12,453,172

OTHER ASSETS
Cash and cash equivalents	188,523	198,542
Investments	156,537	-
Notes receivable	-	-
Acquisition costs net	2,062,890	2,128,726
Other assets	1,497	184,159
	$14,331,833	$14,964,599

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	735,979	646,653
Capital contributions payable	-	-
	$ 735,979	646,653

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding	13,656,337	14,371,208
General Partner	(60,483)	(53,262)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,595,854	14,317,946
	$14,331,833	$14,964,599

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,483,417	$16,062,040

OTHER ASSETS
Cash and cash equivalents	208,639	30,695
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,513,342	2,590,141
Other assets	37,381	325,418
	$18,242,779	$19,008,294

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 36,733	$ 36,733
Accounts payable affiliates	1,129,910	967,209
Capital contributions payable	8,694	152,424
	1,175,337	1,156,366

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding	17,121,710	17,898,351
General Partner	(54,268)	(46,423)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,067,442	17,851,928
	$18,242,779	$19,008,294

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,183,082	$13,954,936

OTHER ASSETS
Cash and cash equivalents	94,739	178,767
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,743,881	2,830,533
Other assets	404,918	627,489
	$16,426,620	$17,591,725

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,181,262	960,276
Capital contributions payable	304,884	480,554
	1,486,146	1,440,830

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding	15,040,239	16,239,946
General Partner	(99,765)	(89,051)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,940,474	16,150,895
	$16,426,620	$17,591,725

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,855,870	$16,412,718

OTHER ASSETS
Cash and cash equivalents	890,712	943,069
Investments	150,584	-
Notes receivable	591,011	591,011
Acquisition costs net	2,801,265	2,886,153
Other assets	197,406	290,765
	$20,486,848	$21,123,716

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	945,362	775,603
Capital contributions payable	680,975	680,975
	1,626,337	1,456,578

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding	18,908,137	19,706,698
General Partner	(47,626)	(39,560)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,860,511	19,667,138
	$20,486,848	$21,123,716

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,948,451	$21,850,521

OTHER ASSETS
Cash and cash equivalents	339,572	332,509
Investments	-	382,839
Notes receivable	1,102,775	1,102,775
Acquisition costs net	3,609,033	3,718,356
Other assets	191,314	192,557
	$26,191,145	$27,579,557

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	944,017	703,358
Capital contributions payable	602,890	822,429
	1,546,907	1,525,787

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding	24,715,000	26,113,513
General Partner	(70,762)	(56,636)
Unrealized gain (loss) on securities
available for sale, net	-	(3,107)
	24,644,238	26,053,770
	$26,191,145	$27,579,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,148,450	$13,310,274

OTHER ASSETS
Cash and cash equivalents	3,928,363	1,764,709
Investments	1,324,123	4,551,671
Notes receivable	-	-
Acquisition costs net	2,592,533	2,658,301
Other assets	-	5,465
	$24,993,469	$22,290,420

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 2,752,448	$ -
Accounts payable affiliates	505,525	328,018
Capital contributions payable	1,789,414	1,207,614
	5,047,387	1,535,632

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding	20,009,407	20,810,026
General Partner	(33,802)	(25,715)
Unrealized gain (loss) on securities
Available for sale, net	(29,523)	(29,523)
	19,946,082	20,754,788
	$24,993,469	$22,290,420

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$28,079,800	$25,212,481

OTHER ASSETS
Cash and cash equivalents	955,046	2,145,548
Investments	2,416,789	6,744,288
Notes receivable	-	-
Acquisition costs net	2,958,713	2,994,869
Other assets	2,045,709	1,362,092
	$36,456,057	$38,459,278

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	4,268,900	5,381,087
	4,268,900	5,381,087

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding	32,268,419	33,150,543
General Partner	(27,501)	(18,591)
Unrealized gain (loss) on securities
available for sale, net	(53,761)	(53,761)
	32,187,157	33,078,191
	$36,456,057	$38,459,278

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,012,032	$16,815,777

OTHER ASSETS
Cash and cash equivalents	1,767,843	5,487,404
Investments	2,092,050	4,182,262
Notes receivable	-	-
Acquisition costs net	2,307,506	2,321,223
Other assets	19,040	14,532
	$27,198,471	$28,821,198

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	251,226	83,638
Capital contributions payable	2,354,516	3,741,868
	2,605,742	3,825,506

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding	24,645,233	25,044,166
General Partner	(12,344)	(8,314)
Unrealized gain (loss) on securities
available for sale, net	(40,160)	(40,160)
	24,592,729	24,995,692
	$27,198,471	$28,821,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2005	2004

Income
Interest income	$ 197,792	$ 300,546
Other income	56,708	7,001
	254,500	307,547

Share of loss from Operating Partnerships (Note D)	(5,548,996)	(5,963,455)

Expenses
Professional fees	97,751	71,632
Fund management fee (Note C)	1,692,918	1,643,002
Organization costs	-	-
Amortization	408,448	439,108
General and administrative expenses	297,581	256,463
	2,496,698	2,410,205

NET INCOME (LOSS)	$(7,791,194)	$(8,066,113)

Net income (loss) allocated to limited partners	$(7,713,282)	$(7,985,451)

Net income (loss) allocated to general partner	$ (77,912)	$ (80,662)

Net income (loss) per BAC	$ (.09)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2005	2004

Income
Interest income	$ 4,876	$ 2,354
Other income	-	-
	4,876	2,354

Share of income (loss) from Operating Partnerships(Note D)	(64,824)	(166,462)

Expenses
Professional fees	4,494	2,809
Fund management fee (Note C)	86,097	80,061
Organization costs	-	-
Amortization	893	893
General and administrative expenses	11,562	7,906
	103,046	91,669

NET INCOME (LOSS)	$ (162,994)	$ (255,777)

Net income (loss) allocated to limited partners	$ (161,364)	$ (253,219)

Net income (loss) allocated to general partner	$ (1,630)	$ (2,558)

Net income (loss) per BAC	$ (.04)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2005	2004

Income
Interest income	$ 71	$ 105
Other income	1,121	-
	1,192	105

Share of loss from Operating Partnerships(Note D)	(59,956)	(109,103)

Expenses
Professional fees	2,183	2,981
Fund management fee (Note C)	49,844	54,608
Organization costs	-	-
Amortization	488	488
General and administrative expenses	7,344	4,170
	59,859	62,247

NET INCOME (LOSS)	$ (118,623)	$ (171,245)

Net income (loss) allocated to limited partners	$ (117,437)	$ (169,533)

Net income (loss) allocated to general partner	$ (1,186)	$ (1,712)

Net income (loss) per BAC	$ (.06)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2005	2004

Income
Interest income	$ 241	$ 258
Other income	725	-
	966	258

Share of loss from Operating Partnerships(Note D)	(139,644)	(282,879)

Expenses
Professional fees	2,231	1,219
Fund management fee (Note C)	56,273	60,119
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	8,990	5,665
	69,029	68,538

NET INCOME (LOSS)	$ (207,707)	$ (351,159)

Net income (loss) allocated to limited partners	$ (205,630)	$ (347,647)

Net income (loss) allocated to general partner	$ (2,077)	$ (3,512)

Net income (loss) per BAC	$ (.08)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2005	2004

Income
Interest income	$ 98	$ 125
Other income	801	801
	899	926

Share of loss from Operating Partnerships(Note D)	(255,695)	(310,271)

Expenses
Professional fees	2,056	1,455
Fund management fee (Note C)	54,877	56,002
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	10,293	7,137
	69,509	66,877

NET INCOME (LOSS)	$ (324,305)	$ (376,222)

Net income (loss) allocated to limited partners	$ (321,062)	$ (372,460)

Net income (loss) allocated to general partner	$ (3,243)	$ (3,762)

Net income (loss) per BAC	$ (.10)	$ (.11)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2005	2004

Income
Interest income	$ 186	$ 208
Other income	-	-
	186	208

Share of loss from Operating Partnerships(Note D)	(106,149)	(127,915)

Expenses
Professional fees	2,055	1,075
Fund management fee (Note C)	51,651	49,674
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	7,862	4,558
	64,119	57,858

NET INCOME (LOSS)	$ (170,082)	$ (185,565)

Net income (loss) allocated to limited partners	$ (168,381)	$ (183,709)

Net income (loss) allocated to general partner	$ (1,701)	$ (1,856)

Net income (loss) per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2005	2004

Income
Interest income	$ 2,418	$ 438
Other income	-	-
	2,418	438

Share of loss from Operating Partnerships(Note D)	(73,350)	(108,818)

Expenses
Professional fees	4,000	4,560
Fund management fee (Note C)	62,644	67,202
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	9,662	6,130
	80,111	81,697

NET INCOME (LOSS)	$ (151,043)	$ (190,077)

Net income (loss) allocated to limited partners	$ (149,533)	$ (188,176)

Net income (loss) allocated to general partner	$ (1,510)	$ (1,901)

Net income (loss) per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2005	2004

Income
Interest income	$ 802	$ 343
Other income	-	-
	802	343

Share of loss from Operating Partnerships(Note D)	(146,785)	(189,819)

Expenses
Professional fees	3,889	2,692
Fund management fee (Note C)	101,515	97,586
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	10,464	6,618
	120,094	111,122

NET INCOME (LOSS)	$ (266,077)	$ (300,598)

Net income (loss) allocated to limited partners	$ (263,416)	$ (297,592)

Net income (loss) allocated to general partner	$ (2,661)	$ (3,006)

Net income (loss) per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2005	2004

Income
Interest income	$ 118	$ 122
Other income	-	-
	118	122

Share of loss from Operating Partnerships(Note D)	(162,441)	(131,762)

Expenses
Professional fees	1,583	1,095
Fund management fee (Note C)	71,536	78,594
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	7,446	3,849
	84,479	87,452

NET INCOME (LOSS)	$ (246,802)	$ (219,092)

Net income (loss) allocated to limited partners	$ (244,334)	$ (216,901)

Net income (loss) allocated to general partner	$ (2,468)	$ (2,191)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2005	2004

Income
Interest income	$ 6,328	$ 281
Other income	-	-
	6,328	281

Share of loss from Operating Partnerships(Note D)	(307,392)	(231,633)

Expenses
Professional fees	4,187	2,691
Fund management fee (Note C)	75,663	69,593
Organization costs	-	-
Amortization	825	825
General and administrative expenses	11,629	5,879
	92,304	78,988

NET INCOME (LOSS)	$ (393,368)	$ (310,340)

Net income (loss) allocated to limited partners	$ (389,434)	$ (307,237)

Net income (loss) allocated to general partner	$ (3,934)	$ (3,103)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2005	2004

Income
Interest income	$ 2,898	$ 2,421
Other income	-	3,100
	2,898	5,521

Share of loss from Operating Partnerships(Note D)	(288,852)	(311,861)

Expenses
Professional fees	3,143	2,541
Fund management fee (Note C)	76,370	75,064
Organization costs	-	-
Amortization	828	828
General and administrative expenses	10,471	7,256
	90,812	85,689

NET INCOME (LOSS)	$ (376,766)	$ (392,029)

Net income (loss) allocated to limited partners	$ (372,998)	$ (388,109)

Net income (loss) allocated to general partner	$ (3,768)	$ (3,920)

Net income (loss) per BAC	$ (.09)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2005	2004

Income
Interest income	$ 881	$ 87
Other income	-	-
	881	87

Share of loss from Operating Partnerships(Note D)	(323,051)	(328,782)

Expenses
Professional fees	3,699	1,984
Fund management fee (Note C)	48,580	51,900
Organization costs	-	-
Amortization	5,310	5,310
General and administrative expenses	7,686	3,897
	65,275	63,091

NET INCOME (LOSS)	$ (387,445)	$ (391,786)

Net income (loss) allocated to limited partners	$ (383,571)	$ (387,868)

Net income (loss) allocated to general partner	$ (3,874)	$ (3,918)

Net income (loss) per BAC	$ (.14)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2005	2004

Income
Interest income	$ 95	$ 213
Other income	-	3,100
	95	3,313

Share of loss from Operating Partnerships(Note D)	(378,178)	(387,761)

Expenses
Professional fees	2,113	929
Fund management fee (Note C)	98,378	97,860
Organization costs	-	-
Amortization	-	-
General and administrative expenses	9,834	6,120
	110,325	104,909

NET INCOME (LOSS)	$ (488,408)	$ (489,357)

Net income (loss) allocated to limited partners	$ (483,524)	$ (484,463)

Net income (loss) allocated to general partner	$ (4,884)	$ (4,894)

Net income (loss) per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2005	2004

Income
Interest income	$ 4,653	$ 162
Other income	-	-
	4,653	162

Share of loss from Operating Partnerships(Note D)	(328,590)	(333,578)

Expenses
Professional fees	2,362	1,847
Fund management fee (Note C)	72,290	77,436
Organization costs	-	-
Amortization	9,181	9,181
General and administrative expenses	13,350	6,639
	97,183	95,103

NET INCOME (LOSS)	$ (421,120)	$ (428,519)

Net income (loss) allocated to limited partners	$ (416,909)	$ (424,234)

Net income (loss) allocated to general partner	$ (4,211)	$ (4,285)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2005	2004

Income
Interest income	$ 492	$ 185
Other income	-	-
	492	185

Share of loss from Operating Partnerships(Note D)	(154,403)	(129,953)

Expenses
Professional fees	1,233	1,105
Fund management fee (Note C)	31,991	36,822
Organization costs	-	-
Amortization	6,820	6,820
General and administrative expenses	8,687	3,687
	48,731	48,434

NET INCOME (LOSS)	$ (202,642)	$ (178,202)

Net income (loss) allocated to limited partners	$ (200,616)	$ (176,420)

Net income (loss) allocated to general Partner	$ (2,026)	$ (1,782)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2005	2004

Income
Interest income	$ 136	$ 231
Other income	-	-
	136	231

Share of loss from Operating Partnerships(Note D)	(393,490)	(533,091)

Expenses
Professional fees	1,346	869
Fund management fee (Note C)	72,099	70,019
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	10,044	5,034
	94,473	86,906

NET INCOME (LOSS)	$ (487,827)	$ (619,766)

Net income (loss) allocated to limited partners	$ (482,949)	$ (613,568)

Net income (loss) allocated to general partner	$ (4,878)	$ (6,198)

Net income (loss) per BAC	$ (.14)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2005	2004

Income
Interest income	$ 1,018	$ 974
Other income	-	-
	1,018	974

Share of loss from Operating Partnerships(Note D)	(216,748)	(273,288)

Expenses
Professional fees	3,017	854
Fund management fee (Note C)	57,090	53,890
Organization costs	-	-
Amortization	32,309	32,309
General and administrative expenses	9,834	4,859
	102,250	91,912

NET INCOME (LOSS)	$ (317,980)	$ (364,226)

Net income (loss) allocated to limited partners	$ (314,800)	$ (360,584)

Net income (loss) allocated to general partner	$ (3,180)	$ (3,642)

Net income (loss) per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2005	2004

Income
Interest income	$ 73	$ 68
Other income	-	-
	73	68

Share of loss from Operating Partnerships(Note D)	(139,536)	(169,662)

Expenses
Professional fees	1,407	1,737
Fund management fee (Note C)	39,716	39,572
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	7,991	5,036
	71,230	68,461

NET INCOME (LOSS)	$ (210,693)	$ (238,055)

Net income (loss) allocated to limited partners	$ (208,586)	$ (235,674)

Net income (loss) allocated to general partner	$ (2,107)	$ (2,381)

Net income (loss) per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2005	2004

Income
Interest income	$ 3,824	$ 365
Other income	-	-
	3,824	365

Share of loss from Operating Partnerships(Note D)	(98,417)	(147,815)

Expenses
Professional fees	5,895	798
Fund management fee (Note C)	51,216	51,216
Organization costs	-	-
Amortization	23,705	24,914
General and administrative expenses	10,263	3,303
	91,079	80,231

NET INCOME (LOSS)	$ (185,672)	$ (227,681)

Net income (loss) allocated to limited partners	$ (183,815)	$ (225,404)

Net income (loss) allocated to general partner	$ (1,857)	$ (2,277)

Net income (loss) per BAC	$ (.07)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2005	2004

Income
Interest income	$ 488	$ 178
Other income	-	-
	488	178

Share of loss from Operating Partnerships(Note D)	(108,323)	(174,186)

Expenses
Professional fees	4,604	1,397
Fund management fee (Note C)	41,100	41,100
Organization costs	-	-
Amortization	24,728	24,728
General and administrative expenses	9,286	5,793
	79,718	73,018

NET INCOME (LOSS)	$ (187,553)	$ (247,026)

Net income (loss) allocated to limited partners	$ (185,677)	$ (244,556)

Net income (loss) allocated to general partner	$ (1,876)	$ (2,470)

Net income (loss) per BAC	$ (.07)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2005	2004

Income
Interest income	$ 1,539	$ 178
Other income	-	-
	1,539	178

Share of loss from Operating Partnerships(Note D)	(149,080)	(136,724)

Expenses
Professional fees	4,843	1,379
Fund management fee (Note C)	34,200	26,700
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	11,973	5,901
	73,597	56,561

NET INCOME (LOSS)	$ (221,138)	$ (193,107)

Net income (loss) allocated to limited partners	$ (218,927)	$ (191,176)

Net income (loss) allocated to general partner	$ (2,211)	$ (1,931)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2005	2004

Income
Interest income	$ 657	$ 13
Other income	-	-
	657	13

Share of loss from Operating Partnerships(Note D)	(150,250)	(212,217)

Expenses
Professional fees	3,374	2,237
Fund management fee (Note C)	48,806	48,501
Organization costs	-	-
Amortization	28,433	28,433
General and administrative expenses	10,349	5,605
	90,962	84,776

NET INCOME (LOSS)	$ (240,555)	$ (296,980)

Net income (loss) allocated to limited partners	$ (238,149)	$ (294,010)

Net income (loss) allocated to general partner	$ (2,406)	$ (2,970)

Net income (loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2005	2004

Income
Interest income	$ 91	$ 3,343
Other income	-	-
	91	3,343

Share of loss from Operating Partnerships(Note D)	(248,984)	(539,064)

Expenses
Professional fees	3,667	2,194
Fund management fee (Note C)	66,273	67,747
Organization costs	-	-
Amortization	33,482	33,472
General and administrative expenses	11,389	6,751
	114,811	110,164

NET INCOME (LOSS)	$ (363,704)	$ (645,885)

Net income (loss) allocated to limited partners	$ (360,067)	$ (639,426)

Net income (loss) allocated to general partner	$ (3,637)	$ (6,459)

Net income (loss) per BAC	$ (.12)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2005	2004

Income
Interest income	$ 8,057	$ 2,049
Other income	-	-
	8,057	2,049

Share of loss from Operating Partnerships(Note D)	(166,303)	(153,563)

Expenses
Professional fees	3,470	1,410
Fund management fee (Note C)	59,520	50,127
Organization costs	-	-
Amortization	29,055	29,028
General and administrative expenses	14,339	6,976
	106,384	87,541

NET INCOME (LOSS)	$ (264,630)	$ (239,055)

Net income (loss) allocated to limited partners	$ (261,984)	$ (236,664)

Net income (loss) allocated to general partner	$ (2,646)	$ (2,391)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2005	2004

Income
Interest income	$ 537	$ 24,215
Other income	-	-
	537	24,215

Share of loss from Operating Partnerships(Note D)	(348,968)	(352,703)

Expenses
Professional fees	6,070	3,874
Fund management fee (Note C)	75,623	67,444
Organization costs	-
Amortization	41,219	41,169
General and administrative expenses	12,412	14,407
	135,324	126,894

NET INCOME (LOSS)	$ (483,755)	$ (455,382)

Net income (loss) allocated to limited partners	$ (478,917)	$ (450,828)

Net income (loss) allocated to general partner	$ (4,838)	$ (4,554)

Net income (loss) per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2005	2004

Income
Interest income	$ 12,614	$ 67,025
Other income	54,061	-
	66,675	67,025

Share of loss from Operating Partnerships(Note D)	(254,997)	(57,170)

Expenses
Professional fees	7,364	7,082
Fund management fee (Note C)	71,336	52,887
Organization costs	-	-
Amortization	36,425	25,315
General and administrative expenses	20,645	20,920
	135,770	106,204

NET INCOME (LOSS)	$ (324,092)	$ (96,349)

Net income (loss) allocated to limited partners	$ (320,851)	$ (95,386)

Net income (loss) allocated to general partner	$ (3,241)	$ (963)

Net income (loss) per BAC	$ (.12)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2005	2004

Income
Interest income	$ 90,109	$ 137,396
Other income	-	-
	90,109	137,396

Share of loss from Operating Partnerships(Note D)	(298,140)	(73,987)

Expenses
Professional fees	7,390	12,384
Fund management fee (Note C)	83,265	67,532
Organization costs	-	-
Amortization	34,566	33,838
General and administrative expenses	18,529	62,869
	143,750	176,623

NET INCOME (LOSS)	$ (351,781)	$ (113,214)

Net income (loss) allocated to limited partners	$ (348,263)	$ (112,082)

Net income (loss) allocated to general partner	$ (3,518)	$ (1,132)

Net income (loss) per BAC	$ (.09)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2005	2004

Income
Interest income	$ 54,492	$ 57,209
Other income	-	-
	54,492	57,209

Share of gain (loss) from Operating Partnerships(Note D)	(186,450)	10,612

Expenses
Professional fees	6,076	6,434
Fund management fee (Note C)	54,965	53,746
Organization costs	-	-
Amortization	26,186	67,562
General and administrative expenses	15,247	29,498
	102,474	157,240

NET INCOME (LOSS)	$ (234,432)	$ (89,419)

Net income (loss) allocated to limited partners	$ (232,088)	$ (88,525)

Net income (loss) allocated to general partner	$ (2,344)	$ (894)

Net income (loss) per BAC	$ (.08)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2005	2004

Income
Interest income	$ 455,662	$ 860,381
Other income	240,183	20,737
	695,845	881,118

Share of loss from Operating Partnerships (Note D)	(17,007,136) *	(18,400,924)

Expenses
Professional fees	745,003	680,880
Fund management fee (Note C)	4,880,798	4,618,359
Organization costs	-	-
Amortization	1,207,557	1,183,230
General and administrative expenses	562,180	803,872
	7,395,538	7,286,341

NET INCOME (LOSS)	$(23,706,829)	$(24,806,147)

Net income (loss) allocated to limited partners	$(23,469,763)	$(24,558,085)

Net income (loss) allocated to general partner	$ (237,066)	$ (248,062)

Net income (loss) per BAC	$ (0.28)	$ (.30)

* Includes the gain on the sale of one operating limited partnership of $401,525 for Series 20.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2005		2004

Income
Interest income	$ 33,061		$ 6,828
Other income	9,653		7,423
	42,714		14,251

Share of income (loss) from Operating Partnerships(Note D)	152,995	*	(714,254)

Expenses
Professional fees	35,191		32,477
Fund management fee (Note C)	222,684		243,968
Organization costs	-		-
Amortization	2,679		2,679
General and administrative expenses	24,485		17,410
	285,039		296,534

NET INCOME (LOSS)	$ (89,330)		$ (996,537)

Net income (loss) allocated to limited partners	$ (88,437)		$ (986,572)

Net income (loss) allocated to general partner	$ (893)		$ (9,965)

Net income (loss) per BAC	$ (.02)		$ (.26)

* Includes the gain on the sale of one operating limited partnership of $401,525 for Series 20.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2005	2004

Income
Interest income	$ 240	$ 355
Other income	1,121	-
	1,361	355

Share of loss from Operating Partnerships(Note D)	(207,464)	(363,146)

Expenses
Professional fees	28,777	18,541
Fund management fee (Note C)	159,226	152,528
Organization costs	-	-
Amortization	1,465	1,465
General and administrative expenses	11,475	11,606
	200,943	184,140

NET INCOME (LOSS)	$ (407,046)	$ (546,931)

Net income (loss) allocated to limited partners	$ (402,976)	$ (541,462)

Net income (loss) allocated to general partner	$ (4,070)	$ (5,469)

Net income (loss) per BAC	$ (.21)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2005	2004

Income
Interest income	$ 755	$ 813
Other income	6,408	2,913
	7,163	3,726

Share of loss from Operating Partnerships(Note D)	(612,558)	(982,620)

Expenses
Professional fees	30,407	24,678
Fund management fee (Note C)	167,455	175,700
Organization costs	-	-
Amortization	4,605	4,605
General and administrative expenses	13,895	13,889
	216,362	218,872

NET INCOME (LOSS)	$ (821,757)	$(1,197,766)

Net income (loss) allocated to limited partners	$ (813,539)	$(1,185,788)

Net income (loss) allocated to general partner	$ (8,218)	$ (11,978)

Net income (loss) per BAC	$ (.33)	$ (.46)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2005	2004

Income
Interest income	$ 333	$ 395
Other income	5,627	801
	5,960	1,196

Share of loss from Operating Partnerships(Note D)	(1,007,803)	(945,000)

Expenses
Professional fees	27,701	24,480
Fund management fee (Note C)	167,760	159,385
Organization costs	-	-
Amortization	6,848	6,848
General and administrative expenses	15,954	16,160
	218,263	206,873

NET INCOME (LOSS)	$(1,220,106)	$(1,150,677)

Net income (loss) allocated to limited partners	$(1,207,905)	$(1,139,170)

Net income (loss) allocated to general partner	$ (12,201)	$ (11,507)

Net income (loss) per BAC	$ (.36)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2005	2004

Income
Interest income	$ 599	$ 636
Other income	2,798	-
	3,397	636

Share of loss from Operating Partnerships(Note D)	(266,910)	(482,260)

Expenses
Professional fees	27,089	23,870
Fund management fee (Note C)	151,720	144,066
Organization costs	-	-
Amortization	7,653	7,653
General and administrative expenses	12,209	12,268
	198,671	187,857

NET INCOME (LOSS)	$ (462,184)	$ (669,481)

Net income (loss) allocated to limited partners	$ (457,562)	$ (662,786)

Net income (loss) allocated to general partner	$ (4,622)	$ (6,695)

Net income (loss) per BAC	$ (.21)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2005	2004

Income
Interest income	$ 3,545	$ 1,347
Other income	-	-
	3,545	1,347

Share of loss from Operating Partnerships(Note D)	(249,765)	(461,450)

Expenses
Professional fees	38,049	31,330
Fund management fee (Note C)	190,883	162,198
Organization costs	-	-
Amortization	11,414	11,414
General and administrative expenses	15,381	15,052
	255,727	219,994

NET INCOME (LOSS)	$ (501,947)	$ (680,097)

Net income (loss) allocated to limited partners	$ (496,928)	$ (673,296)

Net income (loss) allocated to general partner	$ (5,019)	$ (6,801)

Net income (loss) per BAC	$ (.16)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2005	2004

Income
Interest income	$ 1,522	$ 1,078
Other income	14,586	-
	16,108	1,078

Share of loss from Operating Partnerships(Note D)	(555,143)	(669,831)

Expenses
Professional fees	41,979	39,410
Fund management fee (Note C)	297,324	284,059
Organization costs	-	-
Amortization	12,678	12,678
General and administrative expenses	16,539	16,525
	368,520	352,672

NET INCOME (LOSS)	$ (907,555)	$(1,021,425)

Net income (loss) allocated to limited partners	$ (898,479)	$(1,011,211)

Net income (loss) allocated to general partner	$ (9,076)	$ (10,214)

Net income (loss) per BAC	$ (.22)	$ (.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2005	2004

Income
Interest income	$ 370	$ 412
Other income	2,413	108
	2,783	520

Share of loss from Operating Partnerships(Note D)	(522,226)	(464,818)

Expenses
Professional fees	22,434	19,569
Fund management fee (Note C)	213,789	218,120
Organization costs	-	-
Amortization	11,741	11,741
General and administrative expenses	11,889	11,944
	259,853	261,374

NET INCOME (LOSS)	$ (779,296)	$ (725,672)

Net income (loss) allocated to limited partners	$ (771,503)	$ (718,415)

Net income (loss) allocated to general partner	$ (7,793)	$ (7,257)

Net income (loss) per BAC	$ (.31)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2005	2004

Income
Interest income	$ 9,939	$ 1,088
Other income	14,479	-
	24,418	1,088

Share of loss from Operating Partnerships(Note D)	(1,075,012)	(861,206)

Expenses
Professional fees	32,606	29,614
Fund management fee (Note C)	201,858	178,503
Organization costs	-	-
Amortization	2,475	2,475
General and administrative expenses	17,269	15,537
	254,208	226,129

NET INCOME (LOSS)	$(1,304,802)	$(1,086,247)

Net income (loss) allocated to limited partners	$(1,291,754)	$(1,075,385)

Net income (loss) allocated to general partner	$ (13,048)	$ (10,862)

Net income (loss) per BAC	$ (.32)	$ (.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2005	2004

Income
Interest income	$ 6,335	$ 5,819
Other income	7,240	6,092
	13,575	11,911

Share of loss from Operating Partnerships(Note D)	(1,094,969)	(858,852)

Expenses
Professional fees	29,516	26,125
Fund management fee (Note C)	233,407	211,349
Organization costs	-	-
Amortization	2,484	2,484
General and administrative expenses	17,914	20,010
	283,321	259,968

NET INCOME (LOSS)	$(1,364,715)	$(1,106,909)

Net income (loss) allocated to limited partners	$(1,351,068)	$(1,095,840)

Net income (loss) allocated to general partner	$ (13,647)	$ (11,069)

Net income (loss) per BAC	$ (.34)	$ (.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

,STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2005	2004

Income
Interest income	$ 1,455	$ 336
Other income	-	-
	1,455	336

Share of loss from Operating Partnerships(Note D)	(855,240)	(884,041)

Expenses
Professional fees	35,493	36,479
Fund management fee (Note C)	153,702	130,797
Organization costs	-	-
Amortization	15,929	15,929
General and administrative expenses	12,116	12,032
	217,240	195,237

NET INCOME (LOSS)	$(1,071,025)	$(1,078,942)

Net income (loss) allocated to limited partners	$(1,060,315)	$(1,068,153)

Net income (loss) allocated to general partner	$ (10,710)	$ (10,789)

Net income (loss) per BAC	$ (.40)	$ (.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2005	2004

Income
Interest income	$ 344	$ 937
Other income	-	3,100
	344	4,037

Share of loss from Operating Partnerships(Note D)	(1,200,988)	(875,627)

Expenses
Professional fees	34,429	24,659
Fund management fee (Note C)	291,189	264,128
Organization costs	-	-
Amortization	-	-
General and administrative expenses	15,530	15,688
	341,148	304,475

NET INCOME (LOSS)	$(1,541,792)	$(1,176,065)

Net income (loss) allocated to limited partners	$(1,526,374)	$(1,164,304)

Net income (loss) allocated to general partner	$ (15,418)	$ (11,761)

Net income (loss) per BAC	$ (.35)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2005	2004

Income
Interest income	$ 7,504	$ 5,949
Other income	7,240	-
	14,744	5,949

Share of loss from Operating Partnerships(Note D)	(1,091,331)	(993,891)

Expenses
Professional fees	30,095	26,913
Fund management fee (Note C)	233,059	204,445
Organization costs	-	-
Amortization	27,542	27,542
General and administrative expenses	20,260	17,526
	310,956	276,426

NET INCOME (LOSS)	$(1,387,543)	$(1,264,368)

Net income (loss) allocated to limited partners	$(1,373,668)	$(1,251,724)

Net income (loss) allocated to general partner	$ (13,875)	$ (12,644)

Net income (loss) per BAC	$ (.29)	$ (.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2005	2004

Income
Interest income	$ 857	$ 566
Other income	2,413	-
	3,270	566

Share of loss from Operating Partnerships(Note D)	(475,318)	(432,721)

Expenses
Professional fees	15,074	12,664
Fund management fee (Note C)	118,973	117,246
Organization costs	-	-
Amortization	20,458	20,458
General and administrative expenses	13,785	12,835
	168,290	163,203

NET INCOME (LOSS)	$ (640,338)	$ (595,358)

Net income (loss) allocated to limited partners	$ (633,935)	$ (589,404)

Net income (loss) allocated to general Partner	$ (6,403)	$ (5,954)

Net income (loss) per BAC	$ (.24)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2005	2004

Income
Interest income	$ 489	$ 732
Other income	-	-
	489	732

Share of loss from Operating Partnerships(Note D)	(1,242,833)	(1,376,358)

Expenses
Professional fees	21,996	19,734
Fund management fee (Note C)	218,696	198,886
Organization costs	-	-
Amortization	32,953	32,953
General and administrative expenses	15,922	14,655
	289,567	266,228

NET INCOME (LOSS)	$(1,531,911)	$(1,641,854)

Net income (loss) allocated to limited partners	$(1,516,592)	$(1,625,435)

Net income (loss) allocated to general partner	$ (15,319)	$ (16,419)

Net income (loss) per BAC	$ (.43)	$ (.46)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2005	2004

Income
Interest income	$ 2,635	$ 2,064
Other income	-	-
	2,635	2,064

Share of loss from Operating Partnerships(Note D)	(677,040)	(765,095)

Expenses
Professional fees	14,703	9,868
Fund management fee (Note C)	158,975	144,270
Organization costs	-	-
Amortization	96,926	96,926
General and administrative expenses	16,357	14,398
	286,961	265,462

NET INCOME (LOSS)	$ (961,366)	$(1,028,493)

Net income (loss) allocated to limited partners	$ (951,752)	$(1,018,208)

Net income (loss) allocated to general partner	$ (9,614)	$ (10,285)

Net income (loss) per BAC	$ (.29)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2005	2004

Income
Interest income	$ 233	$ 232
Other income	4,826	150
	5,059	382

Share of loss from Operating Partnerships(Note D)	(401,371)	(526,821)

Expenses
Professional fees	15,015	13,921
Fund management fee (Note C)	108,252	109,882
Organization costs	-	-
Amortization	66,347	66,347
General and administrative expenses	14,419	13,569
	204,033	203,719

NET INCOME (LOSS)	$ (600,345)	$ (730,158)

Net income (loss) allocated to limited partners	$ (594,342)	$ (722,856)

Net income (loss) allocated to general partner	$ (6,003)	$ (7,302)

Net income (loss) per BAC	$ (.28)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2005	2004

Income
Interest income	$ 4,599	$ 914
Other income	-	-
	4,599	914

Share of loss from Operating Partnerships(Note D)	(405,379)	(340,111)

Expenses
Professional fees	18,971	14,331
Fund management fee (Note C)	143,130	143,131
Organization costs	-	-
Amortization	71,115	71,115
General and administrative expenses	15,291	12,233
	248,507	240,810

NET INCOME (LOSS)	$ (649,287)	$ (580,007)

Net income (loss) allocated to limited partners	$ (642,794)	$ (574,207)

Net income (loss) allocated to general partner	$ (6,493)	$ (5,800)

Net income (loss) per BAC	$ (.26)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2005	2004

Income
Interest income	$ 868	$ 516
Other income	4,826	-
	5,694	516

Share of loss from Operating Partnerships(Note D)	(340,226)	(540,445)

Expenses
Professional fees	19,868	15,006
Fund management fee (Note C)	120,725	113,101
Organization costs	-	-
Amortization	74,184	74,184
General and administrative expenses	15,205	11,899
	229,982	214,190

NET INCOME (LOSS)	$ (564,514)	$ (754,119)

Net income (loss) allocated to limited partners	$ (558,869)	$ (746,578)

Net income (loss) allocated to general partner	$ (5,645)	$ (7,541)

Net income (loss) per BAC	$ (.22)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2005	2004

Income
Interest income	$ 4,290	$ 515
Other income	4,826	-
	9,116	515

Share of loss from Operating Partnerships(Note D)	(528,879)	(489,718)

Expenses
Professional fees	21,947	16,923
Fund management fee (Note C)	98,229	95,100
Organization costs	-	-
Amortization	67,743	67,743
General and administrative expenses	14,410	11,609
	202,329	191,375

NET INCOME (LOSS)	$ (722,092)	$ (680,578)

Net income (loss) allocated to limited partners	$ (714,871)	$ (673,772)

Net income (loss) allocated to general partner	$ (7,221)	$ (6,806)

Net income (loss) per BAC	$ (.31)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2005	2004

Income
Interest income	$ 2,507	$ 73
Other income	7,240	-
	9,747	73

Share of loss from Operating Partnerships(Note D)	(540,865)	(634,257)

Expenses
Professional fees	25,263	29,204
Fund management fee (Note C)	126,969	139,371
Organization costs	-	-
Amortization	85,297	85,297
General and administrative expenses	15,839	12,060
	253,368	265,932

NET INCOME (LOSS)	$ (784,486)	$ (900,116)

Net income (loss) allocated to limited partners	$ (776,641)	$ (891,115)

Net income (loss) allocated to general partner	$ (7,845)	$ (9,001)

Net income (loss) per BAC	$ (.30)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2005	2004

Income
Interest income	$ 895	$ 4,229
Other income	4,826	150
	5,721	4,379

Share of loss from Operating Partnerships(Note D)	(757,641)	(1,789,574)

Expenses
Professional fees	26,232	22,683
Fund management fee (Note C)	175,625	193,357
Organization costs	-	-
Amortization	100,446	100,402
General and administrative expenses	17,200	13,721
	319,503	330,163

NET INCOME (LOSS)	$(1,071,423)	$(2,115,358)

Net income (loss) allocated to limited partners	$(1,060,709)	$(2,094,204)

Net income (loss) allocated to general partner	$ (10,714)	$ (21,154)

Net income (loss) per BAC	$ (.37)	$ (.72)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2005	2004

Income
Interest income	$ 17,108	$ 7,205
Other income	4,826	-
	21,934	7,205

Share of loss from Operating Partnerships(Note D)	(544,634)	(547,355)

Expenses
Professional fees	25,526	21,669
Fund management fee (Note C)	153,078	150,595
Organization costs	-	-
Amortization	87,166	86,442
General and administrative expenses	18,157	14,782
	283,927	273,488

NET INCOME (LOSS)	$ (806,627)	$ (813,638)

Net income (loss) allocated to limited partners	$ (798,561)	$ (805,502)

Net income (loss) allocated to general partner	$ (8,066)	$ (8,136)

Net income (loss) per BAC	$ (.29)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2005	2004

Income
Interest income	$ 6,445	$ 71,559
Other income	-	-
	6,445	71,559

Share of loss from Operating Partnerships(Note D)	(1,029,497)	(881,174)

Expenses
Professional fees	32,481	33,367
Fund management fee (Note C)	209,736	207,312
Organization costs	-
Amortization	123,658	123,310
General and administrative expenses	23,712	53,510
	389,587	417,499

NET INCOME (LOSS)	$(1,412,639)	$(1,227,114)

Net income (loss) allocated to limited partners	$(1,398,513)	$(1,214,843)

Net income (loss) allocated to general partner	$ (14,126)	$ (12,271)

Net income (loss) per BAC	$ (.38)	$ (.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2005	2004

Income
Interest income	$ 17,872	$ 187,337
Other income	134,835	-
	152,707	187,337

Share of loss from Operating Partnerships(Note D)	(598,795)	(176,067)

Expenses
Professional fees	30,289	28,432
Fund management fee (Note C)	174,144	149,361
Organization costs	-	-
Amortization	92,727	76,117
General and administrative expenses	65,458	91,940
	362,618	345,850

NET INCOME (LOSS)	$ (808,706)	$ (334,580)

Net income (loss) allocated to limited partners	$ (800,619)	$ (331,234)

Net income (loss) allocated to general partner	$ (8,087)	$ (3,346)

Net income (loss) per BAC	$ (.30)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2005	2004

Income
Interest income	$ 176,143	$ 376,491
Other income	-	-
	176,143	376,491

Share of loss from Operating Partnerships(Note D)	(624,608)	(344,301)

Expenses
Professional fees	38,563	54,880
Fund management fee (Note C)	239,692	193,548
Organization costs	-	-
Amortization	102,949	99,238
General and administrative expenses	61,365	221,355
	442,569	569,021

NET INCOME (LOSS)	$ (891,034)	$ (536,831)

Net income (loss) allocated to limited partners	$ (882,124)	$ (531,463)

Net income (loss) allocated to general partner	$ (8,910)	$ (5,368)

Net income (loss) per BAC	$ (.22)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2005	2004

Income
Interest income	$ 154,719	$ 181,955
Other income	-	-
	154,719	181,955

Share of gain (loss) from Operating Partnerships(Note D)	(253,636)	69

Expenses
Professional fees	25,309	30,053
Fund management fee (Note C)	150,518	133,953
Organization costs		-
Amortization	78,075	75,185
General and administrative expenses	50,144	109,659
	304,046	348,850

NET INCOME (LOSS)	$ (402,963)	$ (166,826)

Net income (loss) allocated to limited partners	$ (398,933)	$ (165,158)

Net income (loss) allocated to general partner	$ (4,030)	$ (1,668)

Net income (loss) per BAC	$ (.13)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total

Partners' capital (deficit) April 1, 2005	$ 413,253,659	$(3,067,321)	$ (127,119)	$ 410,059,219

Distribution	(2,370,350)	-	-	(2,370,350)

Net income (loss)	(23,469,763)	(237,066)	-	(23,706,829)

Unrealized income (loss) on securities available for sale	-	-	3,107	3,107

Partners' capital (deficit), December 31, 2005	$ 387,413,546	$(3,304,387)	$ (124,012)	$ 383,985,147

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2005	$ 5,331,075	$ (280,055)	$ -	$ 5,051,020

Distribution	(2,231,352)	-	-	(2,231,352)

Net income (loss)	(88,437)	(893)	-	(89,330)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 3,011,286	$ (280,948)	$ -	$ 2,730,338

Series 21
Partners' capital (deficit) April 1, 2005	$ 325,384	$ (160,301)	$	$ 165,083

Distribution	-	-	-	-

Net income (loss)	(402,976)	(4,070)	-	(407,046)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ (77,592)	$ (164,371)	$ -	$ (241,963)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2005	$ 2,418,720	$ (196,862)	$ -	$ 2,221,858

Distribution	-	-	-	-

Net income (loss)	(813,539)	(8,218)	-	(821,757)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 1,605,181	$ (205,080)	$ -	$ 1,400,101

Series 23
Partners' capital (deficit) April 1, 2005	$ 7,936,454	$ (207,557)	$ -	$ 7,728,897

Distribution	-	-	-	-

Net income (loss)	(1,207,905)	(12,201)	-	(1,220,106)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 6,728,549	$ (219,758)	$ -	$ 6,508,791

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2005	$ 5,282,560	$ (133,811)	$ -	$ 5,148,749

Distribution	-	-	-	-

Net income (loss)	(457,562)	(4,622)	-	(462,184)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 4,824,998	$ (138,433)	$ -	$ 4,686,565

Series 25
Partners' capital (deficit) April 1, 2005	$ 10,941,396	$ (149,526)	$ -	$ 10,791,870

Distribution	-	-	-	-

Net income (loss)	(496,928)	(5,019)	-	(501,947)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 10,444,468	$ (154,545)	$ -	$ 10,289,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2005	$ 15,805,006	$ (184,043)	$ -	$ 15,620,963

Distribution	-	-	-	-

Net income (loss)	(898,479)	(9,076)	-	(907,555)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 14,906,527	$ (193,119)	$ -	$ 14,713,408

Series 27
Partners' capital (deficit) April 1, 2005	$ 11,009,256	$ (97,328)	$ -	$ 10,911,928

Distribution	-	-	-	-

Net income (loss)	(771,503)	(7,793)	-	(779,296)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 10,237,753	$ (105,121)	$ -	$ 10,132,632

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2005	$ 20,418,650	$ (140,971)	$ -	$ 20,277,679

Distribution	-	-	-	-

Net income (loss)	(1,291,754)	(13,048)	-	(1,304,802)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 19,126,896	$ (154,019)	$ -	$ 18,972,877

Series 29
Partners' capital (deficit) April 1, 2005	$ 13,496,131	$ (205,743)	$ (568)	$ 13,289,820

Distribution	-	-	-	-

Net income (loss)	(1,351,068)	(13,647)	-	(1,364,715)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 12,145,063	$ (219,390)	$ (568)	$ 11,925,105

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2005	$ 12,889,438	$ (99,154)	$ -	$ 12,790,284

Distribution	-	-	-	-

Net income (loss)	(1,060,315)	(10,710)	-	(1,071,025)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 11,829,123	$ (109,864)	$ -	$ 11,719,259

Series 31
Partners' capital (deficit) April 1, 2005	$ 17,652,689	$ (204,780)	$ -	$ 17,447,909

Distribution	-	-	-	-

Net income (loss)	(1,526,374)	(15,418)	-	(1,541,792)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 16,126,315	$ (220,198)	$ -	$ 15,906,117

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2005	$ 23,058,243	$ (177,554)	$ -	$ 22,880,689

Distribution	-	-	-	-

Net income (loss)	(1,373,668)	(13,875)	-	(1,387,543)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 21,684,575	$ (191,429)	$ -	$ 21,493,146

Series 33
Partners' capital (deficit) April 1, 2005	$ 14,280,034	$ (83,817)	$ -	$ 14,196,217

Distribution	-	-	-	-

Net income (loss)	(633,935)	(6,403)	-	(640,338)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 13,646,099	$ (90,220)	$ -	$ 13,555,879

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2005	$ 16,296,593	$ (138,813)	$ -	$ 16,157,780

Distribution	-	-	-	-

Net income (loss)	(1,516,592)	(15,319)	-	(1,531,911)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 14,780,001	$ (154,132)	$ -	$ 14,625,869

Series 35
Partners' capital (deficit) April 1, 2005	$ 19,245,802	$ (90,471)	$ -	$ 19,155,331

Distribution	-	-	-	-

Net income (loss)	(951,752)	(9,614)	-	(961,366)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 18,294,050	$ (100,085)	$ -	$ 18,193,965

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2005	$ 11,545,774	$ (63,844)	$ -	$ 11,481,930

Distribution	-	-	-	-

Net income (loss)	(594,342)	(6,003)	-	(600,345)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 10,951,432	$ (69,847)	$ -	$ 10,881,585

Series 37
Partners' capital (deficit) April 1, 2005	$ 15,740,074	$ (58,750)	$ -	$ 15,681,324

Distribution	-	-	-	-

Net income (loss)	(642,794)	(6,493)	-	(649,287)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 15,097,280	$ (65,243)	$ -	$ 15,032,037

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2005	$ 16,245,929	$ (56,389)	$ -	$ 16,189,540

Distribution	-	-	-	-

Net income (loss)	(558,869)	(5,645)	-	(564,514)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 15,687,060	$ (62,034)	$ -	$ 15,625,026

Series 39
Partners' capital (deficit) April 1, 2005	$ 14,371,208	$ (53,262)	$ -	$ 14,317,946

Distribution	-	-	-	-

Net income (loss)	(714,871)	(7,221)	-	(722,092)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 13,656,337	$ (60,483)	$ -	$ 13,595,854

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2005	$ 17,898,351	$ (46,423)	$ -	$ 17,851,928

Distribution	-	-	-	-

Net income (loss)	(776,641)	(7,845)	-	(784,486)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 17,121,710	$ (54,268)	$ -	$ 17,067,442

Series 41
Partners' capital (deficit) April 1, 2005	$ 16,239,946	$ (89,051)	$ -	$ 16,150,895

Distribution	(138,998)	-	-	(138,998)

Net income (loss)	(1,060,709)	(10,714)	-	(1,071,423)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 15,040,239	$ (99,765)	$ -	$ 14,940,474

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2005	$ 19,706,698	$ (39,560)	$ -	$ 19,667,138

Distribution	-	-	-	-

Net income (loss)	(798,561)	(8,066)	-	(806,627)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 18,908,137	$ (47,626)	$ -	$ 18,860,511

Series 43
Partners' capital (deficit) April 1, 2005	$ 26,113,513	$ (56,636)	$ (3,107)	$ 26,053,770

Distribution	-	-	-	-

Net income (loss)	(1,398,513)	(14,126)	-	(1,412,639)

Unrealized income (loss) on securities available for sale	-	-	3,107	3,107

Partners' capital (deficit), December 31, 2005	$ 24,715,000	$ (70,762)	$ -	$ 24,644,238

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2005	$ 20,810,026	$ (25,715)	$ (29,523)	$ 20,754,788

Distribution	-	-	-	-

Net income (loss)	(800,619)	(8,087)	-	(808,706)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 20,009,407	$ (33,802)	$ (29,523)	$ 19,946,082

Series 45
Partners' capital (deficit) April 1, 2005	$ 33,150,543	$ (18,591)	$ (53,761)	$ 33,078,191

Distribution		-	-	-

Net income (loss)	(882,124)	(8,910)	-	(891,034)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 32,268,419	$ (27,501)	$ (53,761)	$ 32,187,157

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated other comprehensive income	Total
Series 46
Partners' capital (deficit) April 1, 2005	$ 25,044,166	$ (8,314)	$ (40,160)	$ 24,995,692

Distribution	-	-	-	-

Net income (loss)	(398,933)	(4,030)	-	(402,963)

Unrealized income (loss) on securities available for sale	-	-	-	-

Partners' capital (deficit), December 31, 2005	$ 24,645,233	$ (12,344)	$ (40,160)	$ 24,592,729

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net income (loss)	$(23,706,829)	$(24,806,147)
Adjustments
Amortization	1,207,557	1,183,230
Distributions from Operating Partnerships	326,459	3,938,993
Share of Loss from Operating Partnerships	17,007,136	18,400,924
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,752,448	(28,003)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(31,970)	(1,201,753)
(Decrease) Increase in accounts payable affiliates	4,833,241	2,949,929
Line of credit	-	-

Net cash (used in) provided by operating activities	2,388,042	437,173

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(113,021)	(607,147)
Capital contributions paid to Operating Partnerships	(15,089,601)	(15,829,828)
Proceeds from sale of operating limited partnerships:	401,525	-
Advances to Operating Partnerships	56,700	990,932
Investments	8,214,904	3,181,392

Net cash (used in) provided by investing activities	(6,529,493)	(12,264,651)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(2,262)
Distribution	(2,370,350)	-

Net cash (used in) provided by financing activities	(2,370,350)	(2,262)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,511,801)	(11,829,740)

Cash and cash equivalents, beginning	18,346,447	33,051,934

Cash and cash equivalents, ending	$ 11,834,646	$ 21,222,194

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 8,931,021	$ 5,556,197

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (89,330)	$ (996,537)
Adjustments
Amortization	2,679	2,679
Distributions from Operating Partnerships	9,659	3,375,375
Share of (Income) Loss from Operating Partnerships	(152,995)	714,254
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(148,880)	(21,032)
(Decrease) Increase in accounts payable affiliates	194,356	(842,241)
Line of credit	-	-

Net cash (used in) provided by operating activities	(184,511)	2,232,498

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	401,525	-
Advances to Operating Partnerships	-	-
Investments	(231,498)	-

Net cash (used in) provided by investing activities	170,027	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	(2,231,352)	-

Net cash (used in) provided by financing activities	(2,231,352)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,245,836)	2,232,498

Cash and cash equivalents, beginning	2,435,923	252,117

Cash and cash equivalents, ending	$ 190,087	$ 2,484,615

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (407,046)	$ (546,931)
Adjustments
Amortization	1,465	1,465
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	207,464	363,146
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	169,380	144,381
Line of credit	-	-
Net cash (used in) provided by operating activities	(28,737)	(37,939)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,737)	(37,939)

Cash and cash equivalents, beginning	100,468	142,893

Cash and cash equivalents, ending	$ 71,731	$ 104,954

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (821,757)	$ (1,197,766)
Adjustments
Amortization	4,605	4,605
Distributions from Operating Partnerships	3,863	8,584
Share of Loss from Operating Partnerships	612,558	982,620
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	165,943	145,944
Line of credit	-	-

Net cash (used in) provided by operating activities	(34,788)	(56,013)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,500)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,288)	(57,513)

Cash and cash equivalents, beginning	272,446	320,139

Cash and cash equivalents, ending	$ 236,158	$ 262,626

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (1,220,106)	$ (1,150,677)
Adjustments
Amortization	6,848	6,848
Distributions from Operating Partnerships	-	10,579
Share of Loss from Operating Partnerships	1,007,803	945,000
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	180,198	180,200
Line of credit	-	-

Net cash (used in) provided by operating activities	(25,257)	(8,050)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,257)	(8,050)

Cash and cash equivalents, beginning	126,832	140,695

Cash and cash equivalents, ending	$ 101,575	$ 132,645

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (462,184)	$ (669,481)
Adjustments
Amortization	7,653	7,653
Distributions from Operating Partnerships	1,224	3,236
Share of Loss from Operating Partnerships	266,910	482,260
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	144,380	169,380
Line of credit	-	-
Net cash (used in) provided by operating activities	(42,017)	(6,952)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,017)	(6,952)

Cash and cash equivalents, beginning	220,367	221,188

Cash and cash equivalents, ending	$ 178,350	$ 214,236

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (501,947)	$ (680,097)
Adjustments
Amortization	11,414	11,414
Distributions from Operating Partnerships	9,535	17
Share of Loss from Operating Partnerships	249,765	461,450
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	16	-
(Decrease) Increase in accounts payable affiliates	179,508	204,504
Line of credit	-	-

Net cash (used in) provided by operating activities	(51,709)	(2,712)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	(126,618)	-

Net cash (used in) provided by investing activities	(126,618)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(178,327)	(2,712)

Cash and cash equivalents, beginning	378,135	443,860

Cash and cash equivalents, ending	$ 199,808	$ 441,148

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (907,555)	$ (1,021,425)
Adjustments
Amortization	12,678	12,678
Distributions from Operating Partnerships	40,544	19,755
Share of Loss from Operating Partnerships	555,143	669,831
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	276,069	225,357
Line of credit	-	-

Net cash (used in) provided by operating activities	(23,121)	(93,804)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 26

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,121)	(93,804)

Cash and cash equivalents, beginning	353,640	447,941

Cash and cash equivalents, ending	$ 330,519	$ 354,137

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (779,296)	$ (725,672)
Adjustments
Amortization	11,741	11,741
Distributions from Operating Partnerships	590	4,082
Share of Loss from Operating Partnerships	522,226	464,818
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	236,404	136,404
Line of credit	-	-

Net cash (used in) provided by Operating activities	(8,335)	(108,627)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,335)	(108,627)

Cash and cash equivalents, beginning	127,380	234,047

Cash and cash equivalents, ending	$ 119,045	$ 125,420

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (1,304,802)	$ (1,086,247)
Adjustments
Amortization	2,475	2,475
Distributions from Operating Partnerships	167,129	40,432
Share of Loss from Operating Partnerships	1,075,012	861,206
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	225,587	(28,003)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	165,401	(210,137)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	(501,622)	-

Net cash (used in) provided by investing activities	(501,622)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(336,221)	(210,137)

Cash and cash equivalents, beginning	428,256	464,935

Cash and cash equivalents, ending	$ 92,035	$ 254,798

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (1,364,715)	$ (1,106,909)
Adjustments
Amortization	2,484	2,484
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	1,094,969	858,852
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	209	(75)
(Decrease) Increase in accounts payable affiliates	228,486	203,487
Line of credit	-	-

Net cash (used in) provided by operating activities	(38,567)	(42,161)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(20,000)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	(6,136)	(3,087)

Net cash (used in) provided by investing activities	(6,136)	(23,087)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,703)	(65,248)

Cash and cash equivalents, beginning	253,902	328,122

Cash and cash equivalents, ending	$ 209,199	$ 262,874

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (1,071,025)	$ (1,078,942)
Adjustments
Amortization	15,929	15,929
Distributions from Operating Partnerships	12,870	13,709
Share of Loss from Operating Partnerships	855,240	884,041
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(37,464)
(Decrease) Increase in accounts payable affiliates	165,690	165,690
Line of credit	-	-

Net cash (used in) provided by operating activities	(21,296)	(37,037)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,296)	(37,037)

Cash and cash equivalents, beginning	300,371	124,788

Cash and cash equivalents, ending	$ 279,075	$ 87,751

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2005	2004
Cash flows from operating activities:

Net income (loss)	$(1,541,792)	$ (1,176,065)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	4,118	1,868
Share of Loss from Operating Partnerships	1,200,988	875,627
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	298,080	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(38,606)	(298,570)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(13,712)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(13,712)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,606)	(312,282)

Cash and cash equivalents, beginning	134,942	487,978

Cash and cash equivalents, ending	$ 96,336	$ 175,696

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (1,387,543)	$ (1,264,368)
Adjustments
Amortization	27,542	27,542
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	1,091,331	993,891
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	248,653	226,673
Line of credit	-	248,688

Net cash (used in) provided by operating activities	(20,017)	232,426

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(381,896)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	(360,659)	-

Net cash (used in) provided by investing activities	(360,659)	(381,896)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(380,676)	(149,470)

Cash and cash equivalents, beginning	439,407	319,906

Cash and cash equivalents, ending	$ 58,731	$ 170,436

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (640,338)	$ (595,358)
Adjustments
Amortization	20,458	20,458
Distributions from Operating Partnerships	5,298	633
Share of Loss from Operating Partnerships	475,318	432,721
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	130,473	130,473
Line of credit	-	-

Net cash (used in) provided by operating activities	(8,791)	(11,073)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	18,399	11,731
Investments	-	-

Net cash (used in) provided by investing activities	18,399	11,731

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,608	658

Cash and cash equivalents, beginning	191,000	194,499

Cash and cash equivalents, ending	$ 200,608	$ 195,157

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2005	2004
Cash flows from operating activities:

Net income (loss)	$(1,531,911)	$(1,641,854)
Adjustments
Amortization	32,953	32,953
Distributions from Operating Partnerships	1,539	1,538
Share of Loss from Operating Partnerships	1,242,833	1,376,358
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	11,473	-
(Decrease) Increase in accounts payable affiliates	219,896	219,897
Line of credit	-	-

Net cash (used in) provided by operating activities	(23,217)	(11,108)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(40,500)	(10,000)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(40,500)	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,717)	(21,108)

Cash and cash equivalents, beginning	198,385	248,852

Cash and cash equivalents, ending	$ 134,668	$ 227,744

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (961,366)	$(1,028,493)
Adjustments
Amortization	96,926	96,926
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	677,040	765,095
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	71,652
(Decrease) Increase in accounts payable affiliates	146,270	150,970
Line of credit	-	-

Net cash (used in) provided by operating activities	(41,130)	56,150

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,130)	56,150

Cash and cash equivalents, beginning	636,348	568,900

Cash and cash equivalents, ending	$ 595,218	$ 625,050

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (600,345)	$ (730,158)
Adjustments
Amortization	66,347	66,347
Distributions from Operating Partnerships	2,493	3,000
Share of Loss from Operating Partnerships	401,371	526,821
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	131,233	126,904
Line of credit	-	-

Net cash (used in) provided by operating activities	1,099	(7,086)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,099	(7,086)

Cash and cash equivalents, beginning	76,718	79,639

Cash and cash equivalents, ending	$ 77,817	$ 72,553

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (649,287)	$ (580,007)
Adjustments
Amortization	71,115	71,115
Distributions from Operating Partnerships	2,495	33,930
Share of Loss from Operating Partnerships	405,379	340,111
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	179,680
(Decrease) Increase in accounts payable affiliates	128,648	153,649
Line of credit	-	-

Net cash (used in) provided by operating activities	(41,650)	198,478

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	38,301	24,416
Investments	(282,647)	-

Net cash (used in) provided by investing activities	(244,346)	24,416

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(285,996)	222,894

Cash and cash equivalents, beginning	390,428	168,094

Cash and cash equivalents, ending	$ 104,432	$ 390,988

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (564,514)	$ (754,119)
Adjustments
Amortization	74,184	74,184
Distributions from Operating Partnerships	204	-
Share of Loss from Operating Partnerships	340,226	540,445
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	59,461
(Decrease) Increase in accounts payable affiliates	135,461	127,093
Line of credit	-	-

Net cash (used in) provided by operating activities	(14,439)	47,064

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,439)	47,064

Cash and cash equivalents, beginning	200,256	139,965

Cash and cash equivalents, ending	$ 185,817	$ 187,029

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (722,092)	$ (680,578)
Adjustments
Amortization	67,743	67,743
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	528,879	489,718
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	182,662	109,869
(Decrease) Increase in accounts payable affiliates	89,326	106,863
Line of credit	-	-

Net cash (used in) provided by operating activities	146,518	93,615

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	(156,537)	-

Net cash (used in) provided by investing activities	(156,537)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,019)	93,615

Cash and cash equivalents, beginning	198,542	96,315

Cash and cash equivalents, ending	$ 188,523	$ 189,930

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

2005	2004
Cash flows from operating activities:

Net income (xloss)	$ (784,486)	$ (900,116)
Adjustments
Amortization	85,297	85,297
Distributions from Operating Partnerships	29,260	-
Share of Loss from Operating Partnerships	540,865	634,257
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	288,037	-
(Decrease) Increase in accounts payable affiliates	162,701	154,330
Line of credit	-	-

Net cash (used in) provided by operating activities	321,674	(26,232)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(143,730)	(376)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(143,730)	(376)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,944	(26,608)

Cash and cash equivalents, beginning	30,695	40,313

Cash and cash equivalents, ending	$ 208,639	$ 13,705

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2005	2004

Cash flows from operating activities:

Net income (loss)	$(1,071,423)	$(2,115,358)
Adjustments
Amortization	100,446	100,402
Distributions from Operating Partnerships	419	376,038
Share of Loss from Operating Partnerships	757,641	1,789,574
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	222,571	(207,796)
(Decrease) Increase in accounts payable affiliates	220,986	200,805
Line of credit	-	-

Net cash (used in) provided by operating activities	230,640	143,665

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(4,458)
Capital contributions paid to Operating Partnerships	(175,670)	(345,265)
Proceeds from sale of operating limited partnerships:	-	50,000
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(175,670)	(299,723)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	(138,998)	-

Net cash (used in) provided by financing activities	(138,998)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,028)	(156,058)

Cash and cash equivalents, beginning	178,767	323,017

Cash and cash equivalents, ending	$ 94,739	$ 166,959

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (806,627)	$ (813,638)
Adjustments
Amortization	87,166	86,442
Distributions from Operating Partnerships	9,936	17,649
Share of Loss from Operating Partnerships	544,634	547,355
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	93,359	(156,733)
(Decrease) Increase in accounts payable affiliates	169,759	181,747
Line of credit	-	-

Net cash (used in) provided by operating activities	98,227	(137,178)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(48,215)
Capital contributions paid to Operating Partnerships	-	(1,205,406)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	(19,619)
Investments	(150,584)	-

Net cash (used in) provided by investing activities	(150,584)	(1,273,240)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,357)	(1,410,418)

Cash and cash equivalents, beginning	943,069	1,858,784

Cash and cash equivalents, ending	$ 890,712	$ 448,366

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2005	2004
Cash flows from operating activities:

Net income (loss)	$(1,412,639)	$(1,227,114)
Adjustments
Amortization	123,658	123,310
Distributions from Operating Partnerships	19,250	25,281
Share of Loss from Operating Partnerships	1,029,497	881,174
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	1,243	11,446
(Decrease) Increase in accounts payable affiliates	240,659	227,184
Line of credit	-	-

Net cash (used in) provided by operating activities	1,668	41,281

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(50,799)
Capital contributions paid to Operating Partnerships	(380,551)	(3,327,705)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	215,170
Investments	385,946	2,020,581

Net cash (used in) provided by investing activities	5,395	(1,142,753)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,063	(1,101,472)

Cash and cash equivalents, beginning	332,509	1,723,622

Cash and cash equivalents, ending	$ 339,572	$ 622,150

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (808,706)	$ (334,580)
Adjustments
Amortization	92,727	76,117
Distributions from Operating Partnerships	-	3,287
Share of Loss from Operating Partnerships	598,795	176,067
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,752,448	-
Decrease (Increase) in accounts receivable	5,465	(108,984)
(Decrease) Increase in accounts payable affiliates	177,507	158,661
Line of credit	-	-

Net cash (used in) provided by operating activities	2,818,236	(29,432)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(10,252)	(3,778)
Capital contributions paid to Operating Partnerships	(3,871,878)	(286,143)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	747,691
Investments	3,227,548	(89,812)

Net cash (used in) provided by investing activities	(654,582)	367,958

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,163,654	338,526

Cash and cash equivalents, beginning	1,764,709	1,867,420

Cash and cash equivalents, ending	$ 3,928,363	$ 2,205,946

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,932,068	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (891,034)	$ (536,831)
Adjustments
Amortization	102,949	99,238
Distributions from Operating Partnerships	1,308	-
Share of Loss from Operating Partnerships	624,608	344,301
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(683,617)	529,793
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(845,786)	436,501

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(49,846)	(206,755)
Capital contributions paid to Operating Partnerships	(4,622,369)	(3,478,621)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	(38,457)
Investments	4,327,499	1,113,989

Net cash (used in) provided by investing activities	(344,716)	(2,609,844)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(2,639)
Distribution	-	-

Net cash (used in) provided by financing activities	-	(2,639)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,190,502)	(2,175,982)

Cash and cash equivalents, beginning	2,145,548	5,967,616

Cash and cash equivalents, ending	$ 955,046	$ 3,791,634

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,194,351	$ 1,658,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (402,963)	$ (166,826)
Adjustments
Amortization	78,075	75,185
Distributions from Operating Partnerships	4,725	-
Share of (Gain) Loss from Operating Partnerships	253,636	(69)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(4,508)	(1,858,243)
(Decrease) Increase in accounts payable affiliates	167,588	29,559
Line of credit	-	-

Net cash (used in) provided by operating activities	96,553	(1,920,394)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(52,923)	(292,766)
Capital contributions paid to Operating Partnerships	(5,853,403)	(6,759,580)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	139,721
Investments	2,090,212	-

Net cash (used in) provided by investing activities	(3,816,114)	(6,912,625)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	377
Distribution	-	-

Net cash (used in) provided by financing activities	-	377

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,719,561)	(8,832,642)

Cash and cash equivalents, beginning	5,487,404	15,846,289

Cash and cash equivalents, ending	$ 1,767,843	$ 7,013,647

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,804,602	$ 3,897,503

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
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
December 31, 2005
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2005 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of December 31, 2005 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$6,628,052
Due after one year	1,306,838
Total	$7,934,890

The fair market value of the securities is $7,810,878. The difference being an unrealized loss on securities available for sale of $124,012, as of December 31, 2005.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of December 31, 2005 and 2004 is as follows:
	2005	2004
Series 20	$ 24,112	$ 20,540
Series 21	13,189	11,235
Series 22	41,444	35,304
Series 23	57,306	48,175
Series 24	68,881	58,676
Series 25	69,176	58,927
Series 26	116,340	99,437
Series 27	100,891	85,944
Series 28	22,276	18,976
Series 29	22,211	18,900
Series 30	143,226	121,988
Series 32	203,897	173,500
Series 33	183,217	155,938
Series 34	290,868	247,512
Series 35	825,625	702,761
Series 36	562,449	478,089
Series 37	514,138	424,152
Series 38	407,558	311,658
Series 39	351,111	263,330
Series 40	302,568	200,169
Series 41	432,137	316,603
Series 42	308,294	195,110
Series 43	398,425	252,661
Series 44	202,539	101,204
Series 45	223,732	109,205
Series 46	152,272	63,750
	$6,037,882	$4,573,744

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2005 and 2004 are as follows:
	2005	2004
Series 20	$ 40,410	$ 92,061
Series 21	56,460	56,460
Series 22	38,648	63,648
Series 23	60,066	60,066
Series 24	31,460	56,460
Series 25	43,169	68,169
Series 26	58,689	109,395
Series 27	78,801	78,801
Series 28	58,529	-
Series 29	59,495	84,495
Series 30	55,230	55,230
Series 31	99,360	-
Series 32	82,886	82,896
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	32,090	57,090
Series 36	40,149	40,149
Series 37	26,216	51,216
Series 38	41,100	41,100
Series 39	9,200	34,200
Series 40	50,001	50,001
Series 41	69,042	70,744
Series 42	35,839	58,941
Series 43	75,623	75,144
Series 44	71,337	52,887
Series 45	-	-
Series 46	61,036	16,495
	$1,391,626	$1,472,438

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended December 31, 2005 and 2004 are as follows:
	2005	2004
Series 20	$ 50,000	$ -
Series 22	25,000	-
Series 24	25,000	-
Series 25	25,000	-
Series 26	50,000	-
Series 28	25,000	83,529
Series 29	25,000	-
Series 31	-	99,360
Series 35	25,000	-
Series 37	25,000	-
Series 39	25,000	-
Series 42	25,000	-
Series 45	90,471	65,103
Series 46	-	37,251
	$415,471	$ 285,243

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2005 and 2004 the Fund has limited partnership interests in 517 and 509 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2005 and 2004 is as follows:
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2005	2004
Series 40	16	16
Series 41	23	23
Series 42	22	22
Series 43	22	22
Series 44	10	8
Series 45	31	26
Series 46	14	12
	517	509

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2005 and 2004 are as follows:
	2005	2004
Series 20	$ 388,026	$ 388,026
Series 21	457,642	457,642
Series 22	476,496	477,996
Series 23	117,796	117,797
Series 24	368,239	368,239
Series 25	768,198	943,704
Series 26	1,443,838	1,443,838
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	66,718	66,718
Series 30	128,167	128,167
Series 31	682,058	682,058
Series 32	520,571	520,571
Series 33	202,285	202,285
Series 34	8,244	75,968
Series 35	603,740	603,740
Series 36	657,998	657,998
Series 37	155,363	155,363
Series 38	-	117,735
Series 39	-	-
Series 40	8,694	152,424
Series 41	304,884	480,554
Series 42	680,975	913,898
Series 43	602,890	1,111,386
Series 44	1,789,414	1,700,804
Series 45	4,268,900	7,458,378
Series 46	2,354,516	6,074,254
	$17,136,369	$25,380,260

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the Nine months ended September 30, 2005.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 20

	2005	2004

Revenues
Rental	$ 7,199,438	$ 7,164,786
Interest and other	405,134	346,933
	7,604,572	7,511,719

Expenses
Interest	2,089,335	2,153,135
Depreciation and amortization	2,045,378	2,065,768
Operating expenses	4,093,030	4,266,108
	8,227,743	8,485,011

NET LOSS	$ (623,171)	$ (973,292)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (248,530)	$ (714,254)

Net loss allocated to other partners	$ (6,232)	$ (9,733)

Net loss suspended	$ (368,409)	$ (249,305)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 21

	2005	2004

Revenues
Rental	$ 3,901,101	$ 3,600,073
Interest and other	91,168	59,568
	3,992,269	3,659,641

Expenses
Interest	1,350,717	1,365,931
Depreciation and amortization	663,477	648,540
Operating expenses	3,108,476	2,743,295
	5,122,670	4,757,766

NET LOSS	$(1,130,401)	$(1,098,125)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (207,464)	$ (363,146)

Net loss allocated to other Partners	$ (11,304)	$ (10,981)

Net loss suspended	$ (911,633)	$ (723,998)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 22
	2005	2004

Revenues
Rental	$ 4,191,694	$ 4,036,671
Interest and other	206,430	156,230
	4,398,124	4,192,901

Expenses
Interest	1,013,093	1,027,416
Depreciation and amortization	1,407,574	1,427,697
Operating expenses	2,863,766	2,763,200
	5,284,433	5,218,313

NET LOSS	$ (886,309)	$(1,025,412)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (612,558)	$ (982,620)

Net loss allocated to other Partners	$ (8,863)	$ (10,254)

Net loss suspended	$ (264,888)	$ (32,538)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 23

	2005	2004

Revenues
Rental	$ 3,845,496	$ 4,612,959
Interest and other	200,734	144,607
	4,046,230	4,757,566

Expenses
Interest	1,091,734	1,298,374
Depreciation and amortization	1,094,871	1,308,188
Operating expenses	2,877,609	3,105,548
	5,064,214	5,712,110

NET LOSS	$(1,017,984)	$ (954,545)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,007,803)	$ (945,000)

Net loss allocated to other Partners	$ (10,181)	$ (9,544)

Net loss suspended	$ -	$ -

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 24
	2005	2004

Revenues
Rental	$ 3,552,144	$ 3,403,439
Interest and other	78,786	61,257
	3,630,930	3,464,696

Expenses
Interest	755,609	770,798
Depreciation and amortization	1,003,817	984,083
Operating expenses	2,256,342	2,284,956
	4,015,768	4,039,837

NET LOSS	$ (384,838)	$ (575,141)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (266,910)	$ (482,260)

Net loss allocated to other Partners	$ (3,848)	$ (5,750)

Net loss suspended	$ (114,080)	$ (87,131)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 25
	2005	2004

Revenues
Rental	$ 6,482,487	$ 6,236,411
Interest and other	169,886	158,432
	6,652,373	6,394,843

Expenses
Interest	1,721,928	1,425,901
Depreciation and amortization	1,545,382	1,564,614
Operating expenses	4,186,075	4,015,905
	7,453,385	7,006,420

NET LOSS	$ (801,012)	$ (611,577)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (249,765)	$ (461,450)

Net loss allocated to other Partners	$ (8,010)	$ (6,116)

Net loss suspended	$ (543,237)	$ (144,011)

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
December 31, 20050
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 26
	2005	2004

Revenues
Rental	$ 7,427,980	$ 7,593,312
Interest and other	262,091	177,403
	7,690,071	7,770,715

Expenses
Interest	1,764,122	1,714,391
Depreciation and amortization	2,128,175	2,209,151
Operating expenses	4,570,004	4,659,372
	8,462,301	8,582,914

NET LOSS	$ (772,230)	$ (812,199)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (555,143)	$ (669,831)

Net loss allocated to other Partners	$ (7,722)	$ (8,122)

Net loss suspended	$ (209,365)	$ (134,246)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 27
	2005	2004

Revenues
Rental	$ 5,151,901	$ 5,116,508
Interest and other	134,617	59,863
	5,286,518	5,176,371

Expenses
Interest	2,076,674	1,917,688
Depreciation and amortization	1,292,767	1,355,378
Operating expenses	2,593,946	2,512,954
	5,963,387	5,786,020

NET LOSS	$ (676,869)	$ (609,649)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (522,226)	$ (464,818)

Net loss allocated to other Partners	$ (6,769)	$ (6,096)

Net loss suspended	$ (147,874)	$ (138,735)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 28
	2005	2004

Revenues
Rental	$ 4,648,700	$ 4,680,556
Interest and other	108,205	88,583
	4,756,905	4,769,139

Expenses
Interest	1,132,267	1,212,968
Depreciation and amortization	1,712,754	1,645,899
Operating expenses	3,011,760	2,780,179
	5,856,781	5,639,046

NET LOSS	$(1,099,876)	$ (869,907)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,075,012)	$ (861,206)

Net loss allocated to other Partners	$ (10,999)	$ (8,701)

Net Loss Suspended	$ (13,865)	$ -

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 29
	2005	2004

Revenues
Rental	$ 5,412,986	$ 5,253,466
Interest and other	221,505	178,453
	5,634,491	5,431,919

Expenses
Interest	1,392,279	1,134,708
Depreciation and amortization	1,977,174	1,958,322
Operating expenses	3,504,159	3,206,416
	6,873,612	6,299,446

NET LOSS	$(1,239,121)	$ (867,527)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,094,969)	$ (858,852)

Net loss allocated to other Partners	$ (12,391)	$ (8,675)

Net Loss Suspended	$ (131,761)	$ -

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 30
	2005	2004

Revenues
Rental	$ 3,692,006	$ 3,538,293
Interest and other	158,229	135,260
	3,850,235	3,673,553

Expenses
Interest	902,313	823,329
Depreciation and amortization	1,034,489	1,156,905
Operating expenses	2,777,312	2,586,290
	4,714,114	4,566,524

NET LOSS	$ (863,879)	$ (892,971)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (855,240)	$ (884,041)

Net loss allocated to other Partners	$ (8,639)	$ (8,930)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 31
	2005	2004

Revenues
Rental	$ 7,468,717	$ 7,540,216
Interest and other	282,717	263,261
	7,751,434	7,803,477

Expenses
Interest	1,546,979	1,404,880
Depreciation and amortization	2,455,361	2,324,591
Operating expenses	4,962,067	4,958,478
	8,964,407	8,687,949

NET LOSS	$(1,212,973)	$ (884,472)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,200,988)	$ (875,627)

Net loss allocated to other Partners	$ (11,985)	$ (8,845)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 32
	2005	2004

Revenues
Rental	$ 4,175,807	$ 4,198,361
Interest and other	191,217	136,612
	4,367,024	4,334,973

Expenses
Interest	1,073,288	914,787
Depreciation and amortization	1,705,193	1,832,124
Operating expenses	2,799,486	2,695,383
	5,577,967	5,442,294

NET LOSS	$(1,210,943)	$(1,107,321)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,091,331)	$ (993,891)

Net loss allocated to other Partners	$ (12,109)	$ (11,073)

Net loss suspended	$ (107,503)	$ (102,357)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 33
	2005	2004

Revenues
Rental	$ 2,090,918	$ 2,248,856
Interest and other	55,403	16,118
	2,146,321	2,264,974

Expenses
Interest	680,562	729,749
Depreciation and amortization	709,910	747,085
Operating expenses	1,235,968	1,225,232
	2,626,440	2,702,066

NET LOSS	$ (480,119)	$ (437,092)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (475,318)	$ (432,721)

Net loss allocated to other Partners	$ (4,801)	$ (4,371)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 34
	2005	2004

Revenues
Rental	$ 3,980,759	$ 3,966,062
Interest and other	199,321	117,586
	4,180,080	4,083,648

Expenses
Interest	1,205,544	1,152,723
Depreciation and amortization	1,661,242	1,779,016
Operating expenses	2,568,682	2,542,170
	5,435,468	5,473,909

NET LOSS	$(1,255,388)	$ (1,390,261)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,242,833)	$ (1,376,358)

Net loss allocated to other Partners	$ (12,555)	$ (13,903)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,

Series 35
	2005	2004

Revenues
Rental	$ 3,187,800	$ 3,102,523
Interest and other	197,789	118,491
	3,385,589	3,221,014

Expenses
Interest	841,661	808,651
Depreciation and amortization	1,160,671	1,169,927
Operating expenses	2,067,137	2,015,261
	4,069,469	3,993,839

NET LOSS	$ (683,880)	$ (772,825)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (677,040)	$ (765,095)

Net loss allocated to other Partners	$ (6,840)	$ (7,730)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 36
	2005	2004

Revenues
Rental	$ 2,373,461	$ 2,285,184
Interest and other	68,227	59,192
	2,441,688	2,344,376

Expenses
Interest	773,859	813,600
Depreciation and amortization	796,193	818,000
Operating expenses	1,278,692	1,245,938
	2,848,744	2,877,538

NET LOSS	$ (407,056)	$ (533,162)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (401,371)	$ (526,821)

Net loss allocated to other Partners	$ (4,071)	$ (5,332)

Net loss suspended	$ (1,614)	$ (1,009)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 37
	2005	2004

Revenues
Rental	$ 3,262,083	$ 3,281,561
Interest and other	205,083	150,325
	3,467,166	3,431,886

Expenses
Interest	1,006,765	847,401
Depreciation and amortization	1,012,381	1,046,841
Operating expenses	1,857,493	1,881,190
	3,876,639	3,775,432

NET LOSS	$ (409,473)	$ (343,546)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (405,379)	$ (340,111)

Net loss allocated to other Partners	$ (4,094)	$ (3,435)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 38
	2005	2004

Revenues
Rental	$ 2,311,597	$ 2,278,222
Interest and other	84,461	77,887
	2,396,058	2,356,109

Expenses
Interest	629,046	635,171
Depreciation and amortization	734,297	833,066
Operating expenses	1,376,377	1,433,777
	2,739,720	2,902,014

NET LOSS	$ (343,662)	$ (545,905)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (340,226)	$ (540,445)

Net loss allocated to other Partners	$ (3,436)	$ (5,460)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 39
	2005	2004

Revenues
Rental	$ 1,638,608	$ 1,583,503
Interest and other	118,083	158,151
	1,756,691	1,741,654

Expenses
Interest	488,768	452,244
Depreciation and amortization	624,827	693,177
Operating expenses	1,177,317	1,090,897
	2,290,912	2,236,318

NET LOSS	$ (534,221)	$ (494,664)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (528,879)	$ (489,718)

Net loss allocated to other Partners	$ (5,342)	$ (4,946)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 40
	2005	2004

Revenues
Rental	$ 2,656,408	$ 2,580,037
Interest and other	92,385	79,598
	2,748,793	2,659,635

Expenses
Interest	732,034	738,190
Depreciation and amortization	1,091,454	1,080,676
Operating expenses	1,471,633	1,481,433
	3,295,121	3,300,299

NET LOSS	$ (546,328)	$ (640,664)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (540,865)	$ (634,257)

Net loss allocated to other Partners	$ (5,463)	$ (6,407)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 41
	2005	2004

Revenues
Rental	$ 3,844,735	$ 3,797,671
Interest and other	145,192	81,364
	3,989,927	3,879,035

Expenses
Interest	1,481,078	1,582,020
Depreciation and amortization	1,489,200	1,780,526
Operating expenses	2,003,019	2,324,217
	4,973,297	5,686,763

NET LOSS	$ (983,370)	$(1,807,728)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (757,641)	$(1,789,574)

Net loss allocated to other Partners	$ (9,834)	$ (18,077)

Net loss suspended	$ (215,895)	$ (77)

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
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

        Series 42

	2005	2004

Revenues
Rental	$ 4,136,943	$ 3,814,046
Interest and other	139,456	130,001
	4,276,399	3,944,047

Expenses
Interest	1,273,535	1,180,003
Depreciation and amortization	1,406,247	1,293,605
Operating expenses	2,146,752	2,023,323
	4,826,534	4,496,931

NET LOSS	$ (550,135)	$ (552,884)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (544,634)	$ (547,355)

Net loss allocated to other Partners	$ (5,501)	$ (5,529)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 43
	2005	2004

Revenues
Rental	$ 4,547,981	$ 4,033,063
Interest and other	179,644	88,736
	4,727,625	4,121,799

Expenses
Interest	1,254,050	1,196,976
Depreciation and amortization	1,845,683	1,579,430
Operating expenses	2,667,788	2,235,468
	5,767,521	5,011,874

NET LOSS	$(1,039,896)	$ (890,075)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,029,497)	$ (881,174)

Net loss allocated to other Partners	$ (10,399)	$ (8,901)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 44
	2005	2004

Revenues
Rental	$ 2,816,496	$ 2,329,497
Interest and other	88,578	107,264
	2,905,074	2,436,761

Expenses
Interest	1,000,232	713,940
Depreciation and amortization	1,040,487	701,892
Operating expenses	1,469,199	1,198,774
	3,509,918	2,614,606

NET LOSS	$ (604,844)	$ (177,845)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (598,795)	$ (176,067)

Net loss allocated to other Partners	$ (6,049)	$ (1,778)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 45
	2005	2004

Revenues
Rental	$ 4,256,864	$ 2,755,407
Interest and other	321,905	109,199
	4,578,769	2,864,606

Expenses
Interest	1,358,664	667,312
Depreciation and amortization	1,134,676	853,687
Operating expenses	2,716,346	1,691,386
	5,209,686	3,212,385

NET LOSS	$ (630,917)	$ (347,779)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (624,608)	$ (344,301)

Net loss allocated to other Partners	$ (6,309)	$ (3,478)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

	Series 46 2005	Series 46 2004

Revenues
Rental	$ 2,601,939	$ 861,944
Interest and other	31,130	5,521
	2,633,069	867,465

Expenses
Interest	739,401	168,145
Depreciation and amortization	754,101	140,055
Operating expenses	1,395,764	559,195
	2,889,266	867,395

NET GAIN (LOSS)	$ (256,197)	$ 70

Net gain (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (253,636)	$ 69

Net gain (loss)allocated to other Partners	$ (2,561)	$ 1

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended September 30, 2005 and 2004 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2005.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $24,333,293. Series 20 has since sold its interest in one of the Operating Partnerships.

During the quarter ended December 31, 2005, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of December 31, 2005. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $135,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 2005, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of December 31, 2005, all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2005, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $476,496 as of December 31, 2005. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $25,515 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 2005, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,796 as of December 31, 2005, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,417,237.

During the quarter ended December 31, 2005, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of December 31, 2005. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended December 31, 2005, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $768,198 as of December 31, 2005. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $61,733, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended December 31, 2005, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $1,443,838 as of December 31, 2005. Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $43,778, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,572.

During the quarter ended December 31, 2005, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of December 31, 2005. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended December 31, 2005, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $40,968 as of December 31, 2005. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended December 31, 2005, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $66,718 as of December 31, 2005. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $45,783 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869.

During the quarter ended December 31, 2005, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $128,167 as of December 31, 2005. The remaining contributions will be released from available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended December 31, 2005, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $682,058 as of December 31, 2005. Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $66,384, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2005, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable in the amount of $520,571 as of December 31, 2005. Of the amount outstanding, $261,571 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $259,000 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended December 31, 2005, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of December 31, 2005. Of the amount outstanding, $40,478 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $161,807, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended December 31, 2005, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $8,244 as of December 31, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended December 31, 2005, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of December 31, 2005. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended December 31, 2005, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $657,998 as of December 31, 2005 all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2005, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable in the amount of $155,363 as of December 31, 2005. Of the amount outstanding, $84,262 has been loaned to one of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $71,101, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended December 31, 2005, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2005. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2005, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,771 as of December 31, 2005. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2005, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable in the amount of $8,694 as of December 31, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2005, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable in the amount of $304,884 as of December 31, 2005. Of the amount outstanding, $207,796 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $97,088, will be released from collections of notes and accounts receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $20,083,679.

During the quarter ended December 31, 2005, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable in the amount of $680,975 as of December 31, 2005. Of the amount outstanding, $183,295 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $497,680 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $26,046,064. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 43

During the quarter ended December 31, 2005, Series 43 recorded capital contribution releases of $364,503. Series 43 has outstanding contributions payable in the amount of $602,890 as of December 31, 2005. Of the amount outstanding, $327,513 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $275,377 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BCAs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 44.

During the quarter ended December 31, 2005, Series 44 recorded capital contribution releases of $3,395,453. Series 44 has outstanding contributions payable in the amount of $1,789,414 as of December 31, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,212,698. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 45.

During the quarter ended December 31, 2005, Series 45 recorded capital contribution releases of $1,796,592. Series 45 has outstanding contributions payable in the amount of $4,268,900 as of December 31, 2005. Of the amount outstanding, $1,949,198 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $2,319,702 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $21,634,875. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire the General Partner equity interest in all of the Operating Partnerships in Series 46.

During the quarter ended December 31, 2005, Series 46 recorded capital contribution releases of $2,805,974. Series 46 has outstanding contributions payable in the amount of $2,354,516 as of December 31, 2005. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations

As of December 31, 2005 and 2004 the Fund held limited partnership interests in 517 and 509 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2005 as Series 46 continues to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 2005 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $86,097, $49,844, $56,273, $54,877, $51,651, $62,644, $101,515, $71,536, $75,663, $76,370, $48,580, $98,378, $72,290, $31,991, $72,099, $57,090, $39,716, $51,216, $41,100, $34,200, $48,806, $66,273, $59,520, $75,623, $71,336, $83,265 and $54,965, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 20 reflects net loss from Operating Partnerships of $(623,171) and $(973,292), respectively, which includes depreciation and amortization of $2,045,378 and $2,065,768, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 20 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburg Seniors Apartments and Shady Lane Apartments. Coushatta Seniors II Apts, Floral Acres Apts, Harrisonburgh Seniors Apts and Shady Lane Apts sustained minor damage to shingles, roof vents, and sheetrock due to Hurricane Rita and Katrina. The Operating General Partner has completed all insurance claims and is in the process of receiving insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total. The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

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

Breeze Cove Apartments (Breeze Cove Limited Partnership), located in Port Washington, Wisconsin consists of 64 units. In an effort to improve operations, the Operating General Partner transferred management from Pinnacle Management Services to Affiliated Management Group in April, 2005. Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties. Operations remain below breakeven due to high vacancy loss, administrative expense, maintenance expense and bad debts expense. As of the last site visit inspection in March 2005, the property was reported in fair condition due to the need for asphalt repairs, landscaping improvements, and window replacements; however, some of those issues were addressed in July 2005.

The property operated significantly below breakeven for the third quarter and beginning of the fourth quarter of 2005 due to low occupancy, high operating expenses, and rent collection problems. The property expended cash of approximately $171,600 for the ten months ending October 31, 2005. The Investor Limited Partner has advanced over $126,000 in 2004 and 2005 to fund operating deficits. Several residents were evicted in March 2005, which resulted in a high bad debt expense in the first quarter. Total bad debt expense as of October had increased to $28,000. Other move-outs in the second and third quarters were, in part, a result of management enforcing the rules regarding rent collections and evictions. By the end of December 2005 occupancy had increased to 93%; however, the year to date average occupancy was only 87%. The property's mortgage, taxes and insurance are current. With continued high occupancy and improved rent collections, the long-term prospects for this property are favorable.

A market and sales analysis was prepared by a national real estate brokerage firm in January 2005 and Breeze Cove was subsequently listed for sale with a national brokerage firm in July. The Operating Partnership of Breeze Cove is currently in negotiations with a third party buyer to purchase the property, and a sale is expected in the first or second quarter of 2006.

East Douglas Apartments Limited Partnership (East Douglas Apartments) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The property operated at just below breakeven in 2004. Physical occupancy averaged 94% and economic occupancy averaged 92% in 2004. In 2005, the property generated cash of $12,406 through the fourth quarter compared to a cash loss of $2,756 during this same period in 2004. The available operating cash and the TIF refund that was received in the third quarter of 2005 resulted in a higher than normal cash position in mid year, but was absorbed through operations by year-end. Through the fourth quarter of 2005, physical occupancy has averaged 94.3% and economic occupancy has averaged 92.3%. The most recent rental rates and utility allowances released by IHDA actually results in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The mortgage, property taxes and insurance are all current.

The Operating General Partner has discussed the possibility of refinancing the first mortgage with IHDA to replace the high interest first mortgage loan held by Arbor Commercial Mortgage. If a refinance is successful, the reduced interest rate on the mortgage will have a positive effect on future cash flow. Due to the restrictions associated with the HOME loan, it will not be possible to seek conventional financing to replace the current debt. During the fourth quarter, the lender released funds from the operating deficit reserve in the amount of $61,426. A "Physical Needs Assessment" was completed in 2004 citing a list of needed repairs. Repairs include tuck pointing, replacement or repair of the windows, repair and replacement of deteriorating wooden trim, exterior paint on all windows and trim, replacement of the clay tile caps and other miscellaneous repairs. The funds released from the operating deficit reserve by the lender will cover much of what needs to be done. A contract was signed in January 2006 for repairs and painting of all windows and exterior trim of the building in the amount of $33,600. The TIF expires in May of 2006. At their regular meeting on January 9, 2006, the City Council unanimously approved an as extension of the TIF through the end of the City's Enterprise Zone Redevelopment Plan in 2009.

Evergreen Hills Associates, LP (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY that has historically operated below breakeven. The problem has been attributed to high operating expenses and historically low occupancy. New management has been effective in their marketing efforts, and their ability to identify a pool of qualified tenants. As a result, occupancy has increased to 96% through the fourth quarter of 2005. They also have established a waitlist of qualified tenants. Rent collections have improved, and receivables have been significantly reduced. The current focus of management is on controlling operating expenses. They have reduced their reliance on maintenance contractors and are doing the majority of maintenance in house. The only service currently contracted out is carpet cleaning and they have purchased the equipment necessary to perform all snow removal and icing this winter. The management company negotiated and locked in a 20% decrease in insurance premiums through 2006. Prior years shortfalls have been funded by the Operating General Partner. The mortgage, trade payables, and taxes are all current. As operations have shown significant improvement, this Partnership will be removed from the watchlist upon receipt of the 2005 audited financial statement.

Parkside Housing, LP (Parkside Apartments) is a 54 unit family apartment complex in Avondale, Arizona. In March 2005, the Operating General Partner entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the ILP were $441,525. Of the total ILP proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds the net distribution to investors was approximately $371,348. This represented a per BAC distribution of $.10. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds of $58,177 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $19,000 represented a fee for overseeing and managing the disposition of the property; $30,177 represents partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included but was not limited to legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, has been recorded in the amount of $401,525 as of June 30, 2005.

Series 21

As of the December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 21 reflects net loss from Operating Partnerships of $(1,130,401) and $(1,098,125), respectively, which includes depreciation and amortization of $663,477 and $648,540, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates, LP (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The property remains in bankruptcy but is expected to emerge in the second quarter of 2006. Vision 2000 and Subsidized Properties LLC will acquire the Operating General Partnership interest in the property. It is anticipated that the replacement Operating General Partners can more effectively operate the property through the compliance period. The present Operating General Partners/Guarantors will withdraw in consideration of making a $400,000 payment to the partnership, which will release them of all guarantee obligations. The new Operating General Partner will not have any guarantee obligations. The Investment General Partner will grant an unsecured $500,000 loan, at 1.7% interest, amortized over seven years. It will mature at the end of the compliance period. The new Operating General Partner may execute a $1 buy-out option at that time.

The restructure also calls for a surrender of the existing municipal bond debt and replacement with a new issue at $0.60 per dollar of the existing principal balance. The approximate amount of the new debt will be $2.31 million. The board of the Atlantic City Housing Authority (ACHA) has approved the issuance of the New Bonds in accordance with the Plan. However, in the fourth quarter of 2005, the ACHA board refused to approve the Trustee that the Operating General Partner had proposed for the New Bonds. In addition, HUD approval of the reorganization has not been granted and a recent HUD review gave the property an unsatisfactory REAC rating. The Operating General Partner believes that the ACHA and HUD are not acting in good faith. Litigation surrounding these issues is possible and could significantly delay the Partnership's emergence from bankruptcy.

As of November 2005, the property was 97% occupied. Revenue for the eleven months Year to date was $1,366,137 and NOI and cash flow were both $136,408 (cash flow equals NOI because the Partnership made no debt payments during 2005).

Centrum-Fairfax I, LP(Forest Glen at Sully Station, Phase I) is a 119 unit property located in Centrville, VA. The property continues to incur operating deficits due to low occupancy. The average occupancy thru the fourth quarter of 2005 was 71%, which is similar to the 2004 average occupancy of 72%. The Operating General Partner is in the process of reconfiguring the property to have only 83 units which would reduce the number of 1 bedroom units from 100 to 29 while increasing the number of two bedroom units from 19 to 55. The funding to complete the work will come from the Virginia Housing Authority in the amount of $580,000. The Operating General Partner continues to fund operating deficits and thru the end of 2004 funded $632,000.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48 unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 91% in 2004. Through the fourth quarter of 2005, the average occupancy was 94%. Operating expenses are below the Investment General Partner's state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2005. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 83% for the year 2004. Occupancy increased to an average of 90% in the forth quarter 2005. Even though the occupancy improved and operating expenses are below the Investment General Partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is unable to support its operations due to high operating expenses, high rental delinquency, and low occupancy. In an attempt to lower operating expenses, the full time property manager and maintenance personnel were let go in the first quarter of 2005, and the staff were replaced by a new part time property manager, with maintenance subcontracted out. As a result, operating expenses have decreased by approximately $15,000/year. Additionally, the management agent implemented a $40 per unit rent increase to raise revenue. The property has struggled with low occupancy and has had difficulty renting to qualified residents. Physical occupancy averaged 94% through the third quarter, dropping to 87% in the fourth quarter. Residents who moved out at the end of the third quarter left their apartments in poor physical condition. This resulted in slow turnover of the apartment and high turnover cost. The property's economic occupancy has suffered due to a poor screening process, and is currently approximately 10% lower than physical occupancy. Management has been meeting with Cincinnati Development to obtain loan funds to finance the cost of necessary repairs to the property. The property's mortgage and real estate taxes are current. The Operating General Partner funded all deficits for the year 2004. The property's compliance period ends in 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60 unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 94% in 2004. Occupancy decreased to an average of 91% through the fourth quarter of 2005. The property's operating expenses are below the Investment General Partner's state average. Despite occupancy in the 90%'s, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 22 reflects net loss from Operating Partnerships of $(886,309) and $(1,025,412), respectively, which includes depreciation and amortization of $1,407,574 and $1,427,697, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments, LP (Elks Tower Apartments) (series 22), is a 27 unit development located in Litchfield, IL. The property suffered a downturn in operations in 2004 due to home purchases and competition from other LHTC properties in the area. In 2005 this trend reversed and occupancy has climbed rapidly and finished the year averaging 90% in 2005 up from 79% in 2004. The improvement is due to a slow down in single-family home purchases and the competing properties reaching near 100% occupancy. The resulting rise in rental income is expected to help stabilize operations and reduce losses. The Operating General Partner continues to market the property aggressively by advertising in the local Litchfield newspapers and obtaining referrals from associated business groups. The Operating General Partner is making changes in the upcoming year such as increasing marketing by advertising in a newspaper that covers three counties. Also using tenant referral incentives to help increase the occupancy with desirable tenants. The Operating General Partner expects occupancy to increase in the springtime as it typically does in that season, and with interest rates rising it is unlikely tenants will be lost to home sales as much as in the past.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 83% for the year 2004. Occupancy increased to an average of 90% in the fourth quarter 2005. Even though the occupancy improved and operating expenses are below the Investment General Partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. The property has been unable to break even due to high bad debt expenses, unforeseen unit turnover costs and rental concession. The site incurred exorbitant bad debt expenses due to a high number of non-paying residents. These residents were evicted and occupancy, which averaged 91% during the first two quarters, slipped to 87% in the third quarter. At the start of the fourth quarter, management filled some vacant apartments with refugees from Hurricane Katrina. Rents for these apartments were paid by FEMA. However, several of these residents were engaging in criminal activity and disruptive behavior and therefore had to be evicted. As. As a result, management was forced to evict a further ten residents. Management has since adopted more stringent resident screening policies, and strengthened the quality of its resident base. In doing so, the property incurred high turnover costs and rental concession losses throughout the third and fourth quarters. In the fourth quarter, physical occupancy reached 90%. The management's marketing push has been effective in generating traffic to the property and management will start to eliminate rental concessions in early 2006. The Operating Partnership is currently funding the 2005 cash shortfall of approximately $280,000 by accruing management fees due to its management company, an affiliate of the Operating General Partner, and by accruing some payables. The operating deficit guarantee is unlimited until December 2011. The property's mortgage and real estate taxes are current.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The Operating General Partner has been inconsistent in reporting occupancy and operational numbers to the Investment General Partner and no audited financials, other than tax returns, had been reported since 2002. Additionally, the Investment Limited Partner identified potential discrepancies in the tax returns submitted for year-end 2003 and is currently working to resolve these issues. In September 2005 final copies of the 2003 and 2004 audited financial reports were received. Reported occupancy for the fourth quarter of 2005 was 86%. The Operating General Partner has a guarantee that is unlimited in time and amount.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit property for families located in Longmont, CO. In the fourth quarter of 2005, average occupancy was 88%, an increase from third quarter average of 86%. To attract applicants, the management company continues to offer concessions, such as $99 first month's rent and tenant referral fees. Rents were also reduced by $150 to be competitive with other properties in the area. The average rent decrease for both affordable and market-rate apartments in Longmont and Boulder ranged between $150 - $200 per unit. Accounts receivable continues to be an issue, and the management company aggressively files late notices and pursue evictions to discourage delinquencies. In November 2005, the Operating General Partner proposed a refinancing to reduce the debt service. The existing loan is at 8.65% interest and requires payments of $14,900 monthly. The proposed loan is expected to lock in at 6.0%-6.5%. The partnership can potentially reduce the monthly debt service payments by $3,000. The Investment General Partner will work closely with the Operating General Partner in evaluating the conditions of the proposed loan. The Operating General Partner continues to fund all operating deficits and accounts payable are current. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The Operating Partnership operated above breakeven in 2004, while maintaining an average occupancy of 87%. Although occupancy began to drop in early 2005, the property maintained above breakeven operations. Occupancy averaged 82% in 2005 and management revised their marketing plan in response to the drop. Management utilized move-in specials and rent reductions for the two- and three-bedroom units to help the occupancy improve to 94% by December 2005. The Investment General Partner will continue to monitor the property to ensure that occupancy stabilizes and the property continues to operate above breakeven. All taxes, insurance and mortgage payments are current.

Series 23

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 23 reflects net loss from Operating Partnerships of $(1,017,984) and $(954,545), respectively, which includes depreciation and amortization of $1,094,871 and $1,308,188, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Mid City Associates (Mid City Apartments) is a 58 unit, scattered site family property located in Jersey City, NJ. The property operated with an average occupancy rate of 95% in 2004. Occupancy has continued to improve and averaged 99% in fourth quarter of 2005, 97% overall in 2005. The property is projected to have a positive cash flow in 2005 of $24,000. The Operating General Partner indicated that he would continue to fund shortfalls if needed despite the expiration of the guarantee. The Operating General Partner is currently filing an application for increasing rents by 3%. If approved, this will increase revenues about $15,000 in 2006. The mortgage and taxes are current. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

South Hills Apartments, LP (South Hills Apartments) is a 72 unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 77% in 2004. The average occupancy improved slightly to 82% through the fourth quarter of 2005. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. Management request for a rent increase from HUD was denied due to the luck of funds. The Operating General Partner completed a site management change at the end of the fourth quarter. They are currently offering a $100/month rent reduction for the first 12 months for all new tenants. It has recently has come to the Investment General Partner's attention, that unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Over the past three years, there have been four different managers at the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. Current tenant files are being audited for tax compliance standards. After reviewing prior years 8823s, management was able to correct the 2002 and 2004 issues and is waiting for the revised 8823s from the Housing Authority. Management continues to work on the issues noted in 2003's 8823. Per an agreement with the Operating General Partner, the Management Company (affiliate of the General Partner) is deferring all fees until operations improve. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy (SRO) property, for special needs residents, located in Sacramento, CA. In 2004, the property operated below breakeven, despite strong occupancies, due to high operating expenses. In 2004, the management contract was renewed and restructured, allowing the management company to chargeback to the partnership certain administrative expenses, such as monthly accounting fees for bookkeeping. This resulted in an increase in administrative expenses. Also, certain extraordinary expenses were recorded, such as bad debt for previous years, and tax lien payments. If not for these extraordinary expenses, the partnership would have operated with a Debt Coverage Service Ratio of 1.48 in 2004. The tax lien was discovered upon follow up with the Operating General Partner of extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The Operating General Partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The Operating General Partner is working with the city to get this tax lien overturned. They have retained legal counsel to represent them with regards to this matter. There has been no resolution to date. In the meantime, the partnership continues to make payments in accordance with a payment plan as required by the city to avoid being declared in default. In 2005, the management company made efforts to reduce payroll and maintenance expenses. Through November 2005, the partnership operated with unaudited Debt Coverage Service Ratio of approximately 2.0. The property's mortgage, taxes and insurance are all current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The Operating Partnership operated above breakeven in 2004, while maintaining an average occupancy of 87%. Although occupancy began to drop in early 2005, the property maintained above breakeven operations. Occupancy averaged 82% in 2005 and management revised their marketing plan in response to the decrease. Management utilized move-in specials and rent reductions for the two- and three-bedroom units to help the occupancy improve to 94% by December 2005. The Investment General Partner will continue to monitor the property to ensure that occupancy stabilizes and the property continues to operate above breakeven. The property's mortgage, taxes and insurance are all current.

Series 24

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at December 31, 2005. Out of the total 23 were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 24 reflects net loss from Operating Partnerships of $(384,838) and $(575,141), respectively, which includes depreciation and amortization of $1,003,817 and $984,083, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property. Occupancy through September 2005 averaged 89.84%. The property is operating below breakeven due to the vacancies and high operating expenses. Operating expenses are running higher than budgeted as a result of Westhab's program to re-stabilize the property. Expense levels were expected to normalize once the transition and re-stabilization was complete, however re-stabilization is taking longer, and proving more difficult than expected. The Operating General Partner has been requesting withdrawals from reserves to help fund some of the operating deficits and is funding the remainder with deferred management fees, and infusions of cash. The Investment General Partner had a meeting with the Operating General Partner to further discuss the projects viability. The Operating General Partner restated their commitment to the property and expressed a willingness to continue funding deficits until the property stabilizes. They have a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The Operating General Parnter received a grant from the state ("Main Street Grant") which will be used for some exterior building improvements. The Operating General Partner is meeting in January with the tax assessor to request a temporary abatement of property taxes. They have requested the lender explore the option of a refinance. In the short term, they are advertising on Craig's list, holding open houses for homeless families, and exploring other programs to lease units such as Shelter Plus Care and a DHS program for the working poor. The Investment General Partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93 unit family development located in Las Colinas, Texas. The average occupancy for this property in 2004 was 88.6%. Marketing and advertising campaigns have been successful at this property. Average occupancy for 2005 was 96%. Occupancy has been higher due to victims of hurricane Katrina coming to reside at the property. Despite the increase in occupancy levels, the property continues to operate below breakeven due to high operating expenses.

The property experiences high operating costs attributed to foundation and stress cracks identified in an engineers report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2005, it was anticipated that $37,000 of capital work would be completed unrelated to the building movement issues.

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

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. In 2004 the property operated below breakeven and maintained an average occupancy of 86%. The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005. Since the new management has taken over, operations have improved through the fourth quarter of 2005 and the property was able to operate above breakeven. Occupancy has averaged 86% through the fourth quarter but had improved to 92% by the end of 2005. The Operating General Partner renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.

Century East IV, LP (Century East IV Apartments) is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 91%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 91%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 25

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at December 31, 2005. Out of the total 21 were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 25 reflects net loss from Operating Partnerships of $(801,012) and $(611,577), respectively, which includes depreciation and amortization of $1,545,382 and $1,564,614, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property suffers from an interest rate of 11.03%, which results in a very high debt service. The rate is locked for a period of 10 years with onerous prepayment penalties. The lock out expires in 2006, at which time the Operating General Partner has indicated that he will refinance at more favorable terms. The expected decrease in interest will greatly aid the cash flow of the property. The property has sustained its occupancy reflecting an average occupancy for 2005 of 95%, reflecting a Debt Coverage Service Ratio of .98 for the year. In addition the property has kept expenses in line with state averages and management is attempting to further reduce expenditures in an attempt to mitigate any cash losses at the property. The replacement reserve account has been adequately funded. The Operating General Partner continues to fund operating deficits despite the fact that the guarantee expired in September of 2001.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360 unit apartment complex in Indianapolis, Indiana. Despite occupancy of 92%, the property did not break even in 2004 due to very high operating expenses. Operating expenses averaged $5,007 per unit in 2004 (approximately $1,000 above the state average). In January of 2005, the partnership underwent a change in Operating General Partner, which was accompanied by a change in management. The new Operating General Partner and management company are working to leverage their considerable strengths in the Indianapolis market in order to lower operating expenses. Through November of 2005, management was able to lower annual operating expenses to $4,000 per unit by significantly reducing administrative expenses, particularly staffing levels and salaries. In 2005 the property experienced a decline in rental revenue from 2004 levels, due to an aggressive evictions campaign, the purpose of which was to rid the property of residents who were delinquent in their rent payments, or had engaged in criminal activity since taking residence at the property. For the period from January through October of 2005, an average of 10 to 15 evictions were performed each month. Since October of 2005, the number of evictions has dropped to 3 to 4 per month and occupancy has stabilized. Occupancy has risen to 94% through December of 2005, a trend which management expects to continue. Current operations yield a Debt Coverage Service Ratio of 0.87 and cash expended of approximately $73,000. All real estate tax, mortgage and insurance payments are current, and the Operating General Partner continues to fund operating deficits. The Operating General Partner's obligation to fund operating deficits is limited to $150,000 in subordinate loans outstanding at any one time.

352 Lenox Associates, LP (Lenox Avenue Apartments) is an 18-unit property, with two commercial spaces, located in Harlem, NY. In the fourth quarter of 2005, the property had average occupancy of 100% and operated above breakeven and a Debt Coverage Service Ratio of 1.33. This improvement is primarily due to the refinancing in 2004 that reduced the debt service payment by $11,000 annually. Renovation work on the commercial space was completed in the fourth quarter of 2005 and this was confirmed by the Investment General Partner during a site visit in December 2005. The space was still vacant as of year end because most interested applicants are restaurants, and the space does not have the necessary venting equipment to accommodate this use. The management company continues to work with brokers to find a good qualified tenant. Upon the renting of this unit, cash flow is expected to further increase by approximately $3,000 per month. The 2004 audit showed withdrawals by the Operating General Partner that were not in accordance with the Partnership Agreement. At the same time, the Operating General Partner is requesting to withdraw from the Partnership as he focuses his business on commercial, rather than residential real estate. The proposed replacement Operating General Partner is the president of the management company, Poko Management. The proposed replacement Operating General Partner agreed to pay for capital improvements totaling the amount of the improper distribution to resolve the issue. The Investment General Partner is reviewing invoices submitted by the proposed replacement Operating General Partner to determine if this has been satisfied. The mortgage, taxes, and property insurance are all current. As the operations have improved and stabilized, special disclosure will not be reported in the future.

M.R.H., LP (The Mary Ryder Home), a 48 unit property located in St. Louis, MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership's books and records. As a result of their audit, the IRS proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal on June 30, 2003 and continued negotiations with the IRS Appeals Office.

On March 23, 2004, the Operating Partnership received a Notice of Final Partnership Administrative Adjustment denying the appeal of June 30, 2003. The Operating Partnership had the opportunity to challenge the denial and petition the tax court.

On June 22, 2004, the Operating General Partner and its counsel filed a petition in tax court for the tax years ending 2000 and 2001. The Investment General Partner and its counsel continued to monitor the court proceedings and reported on them accordingly.

Final Closing Agreements were issued in October 2005. Under this agreement, the General Partner reached a resolution with the IRS whereby the adjustments to the tax credits and depreciation expense will be made only for the tax years 2005 and 2006 thereby avoiding amending tax returns already filed for the years 2000 and 2001.

On November 23, 2005 the United States Tax Court issued final agreements reporting no changes for the tax years ending 2000 and 2001. Additionally, on December 28, 2005 the Internal Revenue Service issued a Partial Agreement, Closing Agreement on Final Determination Covering Specific Matters for the years ending 2005 and 2006. Under this agreement the credits and depreciation expense adjustments applicable to 2000 and 2001 will be made in the years ending in 2005 and 2006 thereby avoiding amending tax returns for the years 2000 and 2001. The partnership lost approximately .18% ($52,688) in tax credits and $16,436 in depreciation expense for each year 2005 and 2006. The 2000 and 2001 audits are closed.

Rose Square, LP (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. Due to low occupancy, the property operated below breakeven in 2004. The area in which this property is located is economically depressed. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events, helping to increase interest in the property. As a result, occupancy has increased to 90% and the property is operating above breakeven through the fourth quarter of 2005. The Investment General Partner will continue to monitor operations and occupancy until stabilized.

Century East II Apartments, LP (Century East II Apartments) is a 24 unit property located in Bismarck, ND. Average occupancy for 2005 was 87%. Occupancy appears to be improving as the fourth quarter 2005 occupancy averaged 97%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 26

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100% and 99.8%, respectively. The series had a total of 45 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 26 reflects net loss from Operating Partnerships of $(772,230) and $(812,199), respectively, which includes depreciation and amortization of $2,128,175 and $2,209,151, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 26 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Bearuegard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb Apartments A LDHA. Beauregard Apts, Brookhaven Apts. And TR Bobb sustained minor damage to shingles, roof vents, window screens and fences due to Hurricane Rita. Southwind Apts sustained major damage to shingles, siding, decking and pilings missing from buildings due to Hurricane Rita. The General Partner has completed all insurance claims and is in the process of receiving insurance proceeds. Cameron Apartments, a 40 apartment complex was completely destroyed by Hurricane Rita and all residents evacuated safely. The National Flood Insurance Program has underwritten the project a complete loss. Insurance proceeds totaling $1,575,000 have been received and are being held by Fannie Mae in an interest bearing account until the Investment Limited Partner gives approval for distribution of the funds. The General Partner is working with the Louisiana Housing Finance Agency to obtain IRS approval for; (1) permission to move the complex to another site within the Gulf Opportunity Zone; (2) permit the Partnership to file a tax credit application to secure additional tax credits for the costs to rebuild; (3) waiver of any and all tax credit recapture penalties. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total. The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

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

Country Edge, LP (Country Edge Apts.) is a 48 unit property located in Fargo, North Dakota. Average occupancy for 2005 was 88%. Fourth quarter average occupancy shows a downward trend in occupancy levels with the three month average being 82%. The property's occupancy issues arose because of issues surrounding a large refugee population in the area. A number of refugees had rented apartments after meeting the resident selection criteria. However, a few of the residents had criminal backgrounds that were not exposed during the typical background check. Management has been evicting problem and non-paying residents however due to over building in the Fargo, North Dakota area, units are remaining vacant. The Operating General Partner/management company continues to offer rent concessions and rate reductions as a rental incentive. Security has been stepped up at the property and Luthurian Social Services is counseling the existing population to help curb any issues. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36 unit property located in Fargo, North Dakota. Average occupancy for 2005 was 87%. Overbuilding and a soft rental market in the Fargo, North Dakota area is causing high vacancy rates. The management company continues to offer rental concessions and rate reductions until occupancy has stabilized. Turnover at this property remains high. Concessions, rate reductions and fluctuating occupancy levels have contributed to the negative cash flow at the property. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 87%. Despite average occupancy rates of less than 90%, the property is anticipated to operate above breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner continues to lower rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

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

Calgory Apartments III, LP (Calgory Apartment III)is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 87%. Average occupancy for the fourth quarter of 2005 was 93%. Despite 2005 average occupancy rates of less than 90%, the property is anticipated to operate above breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. As of September 2005, the property operated with a Debt Coverage Service Ratio of 0.79. Occupancy, which averaged 91% through the third quarter of 2005, averaged 87% in the fourth quarter. The site has an issue with high turnover; management evicted non-paying residents in the fourth quarter. Despite the evictions, management's resident selection criteria is stringent, including criminal and credit checks, as well as landlord references. Should management succeed in increasing occupancy to 95%, the property will be able to sustain break even operations. Management is confident that they will be able to do so, since occupancy at its comparable sister properties in Jackson, Park Place and Park Trace, have maintained occupancy above 95% in the fourth quarter. Prior operating deficits have been supported by the Operating General Partner who is very active in the business and has adequate resources to fund additional deficits if necessary. The Operating General Partner's operating deficit guarantee is unlimited in time and amount.

Series 27

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 27 reflects net loss from Operating Partnerships of $(676,869) and $(609,649), respectively, which includes depreciation and amortization of $1,292,767 and $1,355,378, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 27 has invested in Magnolia Place Apartments Partnership (the "Calhoun Partnership") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Magnolia Place Apts sustained major flood damage as well as damage to flooring, appliances, decking, sheetrock, roof vents, shingles and siding due to Hurricane Katrina. Shortly after the storm, the General Partner took immediate action to remove carpets and fixtures that might create an environment for mold. All but 12 apartments will require removal of both wall and ceiling drywall. Removal of drywall has been completed on the damaged apartments and wall installation will begin January 9, 2006. Kitchen cabinets will be ready for install within 30-45 days. All roofs have been replaced and all apartments have been treated for mold prevention. Insurance proceeds of $1,236,866 have been distributed to the General Partner and have been deposited into a Magnolia Development Account with the lender controlling the distribution of funds. Estimated cost to repair the complex is $1,066,238. Any insurance proceeds remaining after repairs have been made will be distributed in accordance with the Partnership Agreement. The affordable housing property owned by the Calhoun Partnership is located in Mississippi and consist of 40 apartment units in total. The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

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

Centrum Fairfax II, LP (Forest Glen at Sully Station Phase II) is a 119 unit senior complex located in Fairfax, VA which has historically experienced low occupancy. In 2004, average physical occupancy was 83%. Through the fourth quarter of 2005, the average occupancy was 77%. The Operating General Partner has requested the Investment General Partner approval to converting one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). The Operating General Partner will be relocating the one bedroom residence from adjacent phase I to phase II which would improve the overall performance of the project. The Operating General Partner started the conversion process in the fourth quarter of 2005. The Investment General Partner is currently reviewing their request to convert the units. The property is in excellent physical condition. The Operating General Partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the Operating General Partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Holly Heights, LP (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 73% for 2004. Occupancy increased slightly and averaged 91% through the fourth quarter of 2005. The site manager stated there has been increased activity at the property due the increase in the military population at the area base. Despite the recent up swing, there are still limited job opportunities in the area, and as a result, residents continue to move to other areas to find work. Also, management continues a strong campaign of evicting residents who do not pay their rent. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of 1 month free rent and other incentives, such as lower rents, no security deposits and increased resident referral rewards. As a result of the low occupancy, there is negative cash flow and high payables. In addition, the property suffers from a high interest rate on the permanent mortgage. Debt service at the subject property adversely effects the property's overall operations. Management has presented the loan to various lenders, but NOI cannot support a new loan. The Investment General Partner will continue to closely monitor the property. The Operating General Partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23 unit co-op property located in Harlem, New York. In 2004, the property operated below breakeven due to low rental income, and high expenses. In January 2005, the property implemented a 10% rent increase adding approximately $20,000 to the annual rental revenue, resulting in above breakeven operations in 2005. In line with the cooperative documents, management is now charging residents for unit maintenance expense. In the fourth quarter of 2005, the Operating General Partner requested a cash refund of a water and sewer credit of $25,000 that resulted from a review of past estimated billing. The cash refund is needed because the property is already paying water and sewer out of a monthly escrow. This escrow amount has been reduced to more accurately reflect actual usage. An energy audit has been conducted to monitor consumption and estimated upcoming usage in attempt to reduce costs. Management has not received the report to date, but continues to explore options to reduce costs, including tenant education on conservation and contacting non-profit agencies for assistance. The Investment General Partner continues to work with the Operating General Partner to improve operations. The property pays no property taxes as the result of their non-profit, tax-exempt status. A 2% rent increase is effective January 2006 that will add approximately $3,500 to annual rent revenue and the Operating General Partner is exploring options to propose an additional rent increase to cover expenses at the property.

Series 28

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 28 reflects net loss from Operating Partnerships of $(1,099,876) and $(869,907), respectively, which includes depreciation and amortization of $1,712,754 and $1,645,899, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 28 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Bienville Apts, Cottonwood Apts Jackson Place Apts and Maplewood Apts sustained minor damage to siding, shingles, roof vents and roofs due to Hurricane Rita. The General Partner has completed all insurance claims and is in the process of receiving insurance proceeds. The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total. The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.

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

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in Bronx, New York. The property had below breakeven operations due to low occupancy and high debt service payments. Occupancy averaged 80% in the fourth quarter of 2005 due to evictions of non-paying residents and management's slow lease up of vacant units. Due to a history of non-paying residents, they are tightening their tenant screening criteria. However, due to the lack of credit-worthy applicants, units remained vacant for months before being rented. In 2003, the partnership recorded a $112,000 loan from the Operating General Partner to pay for a tax lien. This loan is being repaid at 7% interest. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the Operating General Partner, without reimbursement, as part of his obligation to complete construction of the property per the Partnership Agreement and the Development Agreement. The Investment General Partner's repeated requests to restructure the loan were not heeded. In September 2005, legal counsel sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The Operating General Partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the partnership showed at least $60,000 in liens incurred by the Operating General Partner that was never reported to the Investment General Partner. Legal counsel is drafting a follow up letter to pursue resolution on these two issues. The Investment General Partner continues to monitor this property. The mortgage, property taxes and insurance are current.

Clubview Partners (Park Plaza 1 and 2) is a 128 unit property located in West Memphis, AR. Poor occupancy caused the property to operate below break even through the third quarter of 2005. Prospective residents had been deterred by the property's views of the interstate highway, as well as the quality of the neighborhood. Third quarter occupancy received a boost in September, given the influx of Hurricane Katrina evacuees to the area. Occupancy averaged 88% through the third quarter. Occupancy averaged 99% in the fourth quarter; consequently, the property was able to sustain break even operations. The property will continue to break even at the current expense level should 93% occupancy be maintained. Despite the fact that his guarantee has expired, the Operating General Partner continues to fund cash shortfalls at the property. The Operating General Partner is very active in the tax credit business and has ample incentive, and resources, to continue supporting deficits.

Series 29

As of December 31, 2005 and 2004 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at December 31, 2005 all of which were 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 29 reflects net loss from Operating Partnerships of $(1,239,121) and $(867,527), respectively, which includes depreciation and amortization of $1,977,174 and $1,958,322, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 29 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Edgewood Apts sustained minor damage to shingles, siding and roof vents due to Hurricane Katrina. Westfield Apts sustained major damage to shingles, decking and water damage all due to Hurricane Rita. The General Partner has completed all insurance claims and is in the process of receiving insurance proceeds. The Operating Partnerships are Edgewood Apartments Partnership, Plametto Place Apartments and Westfield Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total. The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

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

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2004. The main reason for its cash expenditure is its low occupancy, which improved to average 92% for the fourth quarter of 2004. The Operating General Partner felt that the property was operating below breakeven due to the performance of the management company. The Operating General Partner took over management of the property at the beginning of the first quarter of 2005. At that time, they evicted a number of non-paying residents and the re-leasing of the units has been slow, which has caused the property to continue to operate below breakeven through the fourth quarter of 2005. The Operating General Partner has funded all deficits. In the past the Operating General Partner has had difficulty reporting in a timely manner. The Investment General Partner will be working closely with the new management company and the Operating General Partner to improve reporting for the property.

Lincoln Hotel Partnership, LP (Lincoln Hotel), is a 41 unit single-room occupancy (SRO) property located in downtown San Diego, CA. In 2004, the partnership operated with a Debt Coverage Service Ratio of 1.29. In 2005, the partnership continues to operate above breakeven with a Debt Coverage Service Ratio of 1.78 as of year end. In 2004, the partnership refinanced its existing high interest mortgage without the approval of the Special Limited Partner, and this is not in accordance with the Partnership Agreement. The Operating General Partner submitted the executed loan documents for review by the Investment General Partner. The refinancing reduced the current interest rate from 8.25% to 7.15%, but the annual payments remained the same because the new loan has a shorter amortization period. The refinancing allowed the partnership to postpone the balloon payment from 2008 to 2014 when the compliance period has expired. All proceeds were used for the payoff of the existing permanent loan and refinancing expenses. No distributions were made to the partners. Taxes, insurance, and mortgage payments are all current. Issues with this partnership has been resolved, and will not be reported on the next quarter.

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

As of December 31,2005, construction had not begun at the property as the Operating General Partner is not prepared to fund the current $1.8 million difference between replacement cost, including the code changes and the insurance proceeds allocated to the project to date. The insurance company, as noted above, has taken the position that the policy covers only $10,000 of the code changes. However the Operating General Partner believes their policy should cover up to $2.5 million dollars in code changes. The Operating General Partner has been diligently attempting to get a resolution to code change coverage and has provided the Investment General Partner with e-mails and documents supporting their efforts. The insurance company has continued to use stalling tactics, pushing the claim from one underwriter to another.

Determining that the Operating General Partner is at an impasse with the insurance company, to resolve the code change issues, the Operating General Partner retained counsel and filed suit in the first quarter of 2005. Preliminary discovery had been filed by both parties and a settlement hearing had been scheduled for September 14, 2005. The parties were unable to come to an agreement at the settlement hearing therefore they went to trial on December 12, 2005 to determine which party had the liability. There would be no dollar amount awarded as result of this ruling. As of December 31, 2005 the judge has not issued a ruling on the liability. It had been the Operating General Partner's intention to reconstruct the property once the issues with its insurance company are resolved. But due to the continued rise in construction material costs the Operating General Partner is now considering unwinding the transaction and is completing a recapture analysis.

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

Series 30

As of December 31, 2005 and 2004 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 30 reflects net loss from Operating Partnerships of $(863,879) and $(892,971), respectively, which includes depreciation and amortization of $1,034,489 and $1,156,905, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28 unit family complex in Gentry, AR. This property has historically had trouble with occupancy. The site manager states that it has been difficult to find income qualified tenants who can still afford the rent. The occupancy numbers in 2005 improved to 88%, an increase from an 84% average in 2004. The property is also projected to generate a positive cash flow in 2005.

Mesa Grande, LP (Mesa Grande Apartments) is a 72 unit, family property located in Carlsbad, New Mexico. On April 2, 2003, the mortgage lender issued a default notice. The Operating General Partner took no steps to remedy the situation. On June 16, 2003, the Lender accelerated the note. As a result of the defaults, the Investment General Partner requested a change in the management company, which was a related entity of the Operating General Partner. Effective November 1, 2003, a new management agent took over the property management duties. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response. Due to the unresponsiveness, the Fund filed a Civil Action against the Operating General Partners with the intent to force them to honor their obligation and fund all operating deficits. On October 22, 2004 an interim Operating General Partner, affiliated with the Investment General Partner was named until a suitable replacement can be found.

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004. The Investment General Partner reviewed options to correct the loan default. Property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The management company had improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community, however operations were still suffering. The deferred maintenance and high payables were a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of its negligence. The Investment General Partner visited the property to evaluate its condition and determine if a cash infusion was necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. The Investment General Partner hired an attorney to represent the partnership. The attorney answered the foreclosure complaint and submitted a proposed settlement. The lender did not accept the proposed settlement.

Throughout 2005, the Investment General Partner made several attempts to resolve the debt, all of which were rejected by the Lender. On November 16 2005, the Investment General Partner received a Notice of Non-Compliance with Section 42 from the New Mexico Mortgage Finance Authority (NMMFA) citing several required repairs at the property and requesting a plan to remediate the cited issues within 45 days. The management company addressed as many of the cited issues as it could with funds available from the property, but was unable to make certain roof and exterior repairs because the Lender declined to release insurance proceeds it had received related to these repairs.

Although the Lender suspended active efforts to foreclose its mortgage during 2005, in December 2005 the Lender informed the Investment General Partner that it intended to proceed with its foreclosure action. On January 13 2006, the Lender filed a motion for Summary Judgment in the foreclosure action on Mesa Grande. If the Lender continues to reject offers to settle the debt, it is likely that foreclosure will occur in the first quarter of 2006.

Sunrise Homes, LP (Sunrise Homes and Broadway Place Apartments) are two family properties containing a total of 44 units, located in Hobbs, New Mexico. In April 2003, the mortgage lender issued a default notice. The Operating General Partner took no steps to remedy the situation. In June 2003, the Lender accelerated the note. As a result of the defaults, the Investment General Partner requested a change in the management company, which was a related entity of the Operating General Partner. Effective November 1, 2003, a new management agent took over the property management duties. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response. Due to the unresponsiveness, the Fund filed a Civil Action against the Operating General Partners with the intent to force them to honor their obligation and fund all operating deficits. On October 22, 2004 an interim Operating General Partner, affiliated with the Investment General Partner was named until a suitable replacement can be found.

On September 10, 2004, the non-performing loan was sold to a new lender. The new lender issued an Acceleration Notice on October 20, 2004. The Investment General Partner reviewed options to correct the loan default. Property operations had been suffering due to market conditions, high payables and much needed deferred maintenance. The management company had improved the tenant profile at the property in an effort to increase collections and improve the reputation of the property within the community, however operations were still suffering. The deferred maintenance and high payables were a direct result of the negligence of the prior management company. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of its negligence. The Investment General Partner visited the property to evaluate its condition and determine if a cash infusion was necessary in order for the management company to operate the property effectively. The Investment General Partner carefully reviewed the cash needs of the property and met with the lender during the fourth quarter of 2004 to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process on December 27, 2004. The Investment General Partner hired an attorney to represent the partnership. The attorney answered the foreclosure complaint and submitted a proposed settlement. The lender did not accept the proposed settlement.

Throughout 2005, the Investment General Partner attempted to locate an investor who would purchase or recapitalize the properties and undertake to improve their performance. The Investment General Partner was not able to find such an investor. On November 17 2005, the Investment General Partner received Notice of Non-compliance with Section 42 from the New Mexico Mortgage Finance Authority (NMMFA) citing several required repairs at the property and requesting a plan to remediate the cited issues within 45 days. The management company addressed as many of the cited issues as it could with funds available from the properties, but was unable to make certain roof and exterior repairs because the Lender declined to release insurance proceeds it had received related to these repairs.

Although the Lender suspended active efforts to foreclose on its mortgage during 2005, on January 6 2006, the Lender resumed the foreclosure action by filing a motion for Summary Judgment. The Investment General Partner has concluded that there is little prospect of reaching an acceptable resolution with the Lender and that it is in the best interest of the Investment Limited Partner to allow the Lender to proceed with foreclosure. A foreclosure is likely in the first quarter of 2006.

JMC, LLC (Farwell Mills Apts.) is a 27 unit development located in Lisbon, ME. Slow turnover of vacant units and application processing delays caused occupancy to suffer in the third quarter, averaging 78%. Consequently, the property operated slightly below break-even, expending $1,600 through the third quarter. Occupancy trended upward in the fourth quarter, averaging 96% as of December 2005. Due to the improved occupancy, the property is scheduled to break even in 2005. The Operating General Partner's operating deficit guarantee, capped at $400,000 expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30 unit property located in Council Bluffs, IA. Average occupancy of 88% and high operating expenses resulted in negative cash flow in 2004. Several changes in property management companies during 2005 have positively impacted marketing of the property and has contributed to average occupancy of 93% in 2005. The Operating General Partner has taken over management of the property which should bring stability to the complex. Due to lower than expected occupancy and higher operating expenses in 2005, the property will not break even in 2005. With in-house management, the Operating General Partner anticipates a decrease in operating expenses and an increase in occupancy in 2006.

Nocona Apartments, LP (Nocona Apartments) is a 36 unit property located in Nocona, Texas. The property suffers from a challenging location. Occupancy dropped to 72% for the fourth quarter of 2005. Historically the property has been plagued with low occupancy due to a slowed local economy and a challenging rural location. The manager works with the sister property to share duties and minimize operating expenses ($2,500/unit) which allowed the property to sustain a near breakeven cash flow in 2005, a significant improvement from the prior year. The Operating General Partner has an unlimited guarantee in time and amount, to fund all shortfalls.

Madison Partners (Park Trace Apartments) is an 84 unit property located in Jackson, TN. The property was unable to break-even during the first two quarters of 2005 due low to occupancy. Occupancy improved in the second half of the year, averaging 98% in the third quarter and 99% in the fourth quarter. Consequently, the property has broken even for two consecutive quarters. The Investment General Partner will continue to monitor this property's operations. Pending two additional quarters of break-even operations, the property will be removed from the watch list.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred on the property's parking lot, which led to high turnover. Occupancy was 70% at the close of the second quarter. The Operating General Partner has responded with move in specials and heavy advertising with local businesses and rental guides. Occupancy has improved significantly, reaching 92% in December 2005. The Operating General Partner continues to honor an operating deficit guarantee that remains in effect until 2011.

Series 31

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 31 reflects net loss from Operating Partnerships of $(1,212,973) and $(884,472), respectively, which includes depreciation and amortization of $2,455,361 and $2,324,591, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. In 2005 operating expenses have decreased from the prior year; however the property continues to struggle with occupancy, bad debt, and high tenant receivables. Current occupancy levels are not sufficient to allow the property to operate at breakeven. Management has stated that the housing market in Atlanta is soft and that the property is constantly competing with other low-income properties in the neighborhood. They also maintain that the Public Housing units bring a stigma to the property, making it difficult to rent units. The Investment General Partner has been working with the Operating General Partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections. The Investment General Partner has contracted with a consultant to work with the Operating General Partner in improving operations at the property. All mortgages, taxes, insurance are current. Operating deficits are currently being funded by accruing payables. The Partnership has an operating deficit reserve account and an operating Guaranty in place by the Operating General Partner. The Investment General Partner will continue to closely monitor the efforts of the Operating General Partner until operations have stabilized.

Silver Creek Apartments, LP (Silver Creek Apartments) is a 112 unit property located in Flat Rock, MI. In 2004 the property operated below breakeven and maintained an average occupancy of 91%. The former management company was terminated for issues related to Pine Lake apartments, not for Silver Creek Apartments. The contract the Operating General Partner, ("MHT") had signed with Matrix Management was applicable to three properties. Termination of one terminated the remaining two, so when MHT terminated Matrix Management's employment, for cause, they effectively terminated there management at Silver Creek as well. Pending litigation exists between Matrix and MHT Housing. A hearing for the lawsuit MHT has filed against Matrix was scheduled for March 2004, which was then postponed. The Investment General Partner received a subpoena to be deposed on behalf of MHT, which was conducted in April 2005. In September 2005 Matrix and MHT met with their respective attorneys to come to an agreement among the parties. No agreement could be reached and it was agreed that a mediator would be hired in an effort to reach a final agreement among the parties. A mediator was hired and negotiations are ongoing at this time.

Average occupancy was 96% for 2005. The property operated below breakeven in 2005 despite the increase in occupancy. The reason for operating below breakeven was the continued bad debts. Management is trying to focus on a better system of collecting past due rents in an effort to generate cash. The Investment General Partner will continue to work with the Operating General Partner to stabilize operations. The mortgage, property taxes, and insurance are current.

Canton Housing One, LP (Madison Heights Apartments) is an 80 unit property located in Canton, Mississippi. The property was unable to break-even in 2004 due to occupancy which averaged 80%. Management has taken several measures in its effort to increase occupancy. Advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager have yielded steady and substantial increases in occupancy through the fourth quarter of 2005. Occupancy, which began the year at 84%, has climbed to 92% through December 2005. In the aftermath of Hurricane Katrina, all vacant apartments have been leased and government is providing emergency rental assistance for evacuees. The subject current occupancy and expense levels will support positive cash flow.

Canton Housing Four, LP (Canton Manor Apartments) is a 32 unit property located in Canton, Mississippi. In 2004 the property was unable to break even due to low occupancy. Occupancy averaged 81% in 2004, but increased to 88% through the fourth quarter of 2005, a direct result of management's efforts to advertise the property in local newspapers, offer attractive rental concessions and employ a full-time onsite manager. In aftermath of Hurricane Katrina, all vacant apartments have been leased and government is providing emergency rental assistance for evacuees. Current occupancy levels were insufficient to support breakeven operation at current operating expense levels. Management is continue to focus its efforts on controlling the operating expenses and is positive that with increased occupancy levels, the property will be able to support its operations.

Riverbend Housing Associates (Riverbend Estates) is a 28 unit property located in Biddeford, ME. The property is unable break due to high operating expenses and low occupancy. An unusually long and snowy winter resulted in high operating costs due to high fuel consumption and high snow removal costs. Occupancy averaged 85% through the fourth quarter of 2005. Apartment homes for residents qualifying at the 30% level have been filled all year; however, finding residents who qualify for the property's 60% income level vacancies continues to be a problem each quarter. In the fourth quarter, management ran ads in the local Biddeford paper to target potential residents who qualify at the 60% level. In addition, management outfitted the property with a new sign that more clearly displays the vacancies. While these efforts generated additional traffic, none of the new applicants qualified at the 60% income level. Interest in the apartments continues to come from potential residents qualifying at the 30% income level. Consequently, management will consider renting the 60% income level apartments to residents qualifying at the 30% income level in the first quarter of 2006. In an effort to further boost its marketing campaign, management plans to run move-in special advertisements in the local paper, and will launch a direct mail campaign in January 2006. Management is also researching its application process in order to streamline the procedure. It currently takes two weeks to process an application, which is deterring potential residents. The Operating General Partner will continue to defer fees due to Realty Resources, his management company, and Pen Bay Builders, his and maintenance company, to fund the deficit. The Operating General Partner's operating deficit guarantee, capped at $300,000 expires on December 31, 2012.

Series 32

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2005, all of which were at 100% Qualified Occupancy

For the period ended December 31, 2005 and 2004, Series 32 reflects net loss from Operating Partnerships of $(1,210,943) and $(1,107,321), respectively, which includes depreciation and amortization of $1,705,193 and $1,832,124, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 32 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership. Pearlwood Apts and Pecan Manor Apts sustained minor damage to shingles and roof vents due to Hurrican Katrina and Rita. Pineridge Apts sustained major damage to shingles, roof vents, roofs, decking, flooring and fences due to Hurricane Katrina. The General Partner has completed all insurance claims and is in the process of receiving insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total. The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Average occupancy through the fourth quarter of 2005 was 100%, up slightly from 97% in the first half. The property also generated a cash flow of $8,000 and a Debt Coverage Service Ratio of 1.15.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property operates below breakeven as a result of low occupancy which was last reported at 77% as of December 2005. The Investment General Partner's staff visited the property in June to determine the cause of the low occupancy and poor performance of the property. Directly following this meeting, the Operating General Partner requested permission to change management companies effective August 1, 2005. The new management contract includes specific terms of performance, including leasing, marketing, staff training and education. The physical condition of the development is excellent and the site visit produced high scores. Unfortunately, the regional oversight has not produced the positive results that had been anticipated and the Operating General Partner is, once again, contemplating making a personnel change in order to reap higher occupancy at the development.

A new marketing plan has been submitted in the hopes of creating more rental traffic. The Operating General Partner's Operating Deficit Guarantee, which was unlimited in amount, expired in June 2004. The Operating General Partner is active in the industry and as such, has continued to fund deficits.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. As of September 2005, the property operated with a Debt Coverage Service Ratio of 0.79. Occupancy, which averaged 91% through the third quarter of 2005, averaged 87% in the fourth quarter. The site has an issue with high turnover; management is currently working on resident retention programs at the property. Should management succeed in increasing occupancy to 95%, the property will be able to sustain break even operations. Management is confident that they will be able to do so, since occupancy at its comparable sister properties in Jackson, Park Place and Park Trace, have maintained occupancy above 95% in the fourth quarter. Prior operating deficits have been supported by the Operating General Partner who is very active in the business and has adequate resources to fund additional deficits if necessary. The Operating General Partner's operating deficit guarantee is unlimited in time and amount.

Series 33

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 33 reflects net loss from Operating Partnerships of $(480,119) and $(437,092), respectively, which includes depreciation and amortization of $709,910 and $747,085, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Average occupancy through the fourth quarter of 2005 was 100% The property also generated a cash flow of $8,000 and a Debt Coverage Service Ratio of 1.15.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy and high utility expenses. Occupancy improved in 2005, averaging 97% through the fourth quarter. Despite the improved occupancy, the property operated at a loss due to high utility and snow removal costs. The site was originally a high school, and the high ceilings make the site difficult to heat. The property expended approximately $20,000 in 2005. To fund a portion of this deficit, the Operating General Partner depleted the operating reserve account. The Operating General Partner will continue to defer fees due to Realty Resources, their management company, and Pen Bay Builders, their maintenance company, to fund the remainder of the deficit. The Operating General Partner, Realty Resources, and Pen Bay Builders are all listed as guarantors under the partnership's Guarantee of Obligations. The operating deficit guarantee is unlimited in time and amount.

Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property was 92% in fourth quarter 2005, averaging 88% for the year. The site manager has been successful in retaining current residents by offering different types of incentives, such as 1 month free rent and a $50 referral fee. The property is also being advertised in local newspapers, Standard Banner and the Citizen Tribune. The taxes and insurance are being properly escrowed and the mortgage is current. The property is currently operating at break-even.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. Fourth quarter 2005 average is 87%, the 2005 year average is 82%. The property struggles with occupancy problems due to competitive homeownership programs and the performance of the prior regional and site managers. In December 2004, a new team (regional and site manager) took over Merchants Court and made substantial changes in the management of the property. Tenant retention was the priority, and the site manager implemented a fitness program, a kids' club (a social club for the residents' children), and one-day maintenance turnaround guarantee. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Because of improved management services, resident move-outs due to dissatisfaction have decreased. In October 2005, the regional manager resigned and a new manager took over. The new regional manager continues to implement the marketing programs initiated by the previous regional manager. Additionally, she is working on reducing bad debt by setting up payment plans with residents to recover back rents and aggressively evicting consistently delinquent residents. Management's goal is to reduce bad debt from 11% to 5% of the gross potential rent. Due to management's efforts, occupancy averaged 87% in the fourth quarter 2005, up from the 74% average in 2004. Management expects occupancy to be at 90% by April 2006. Accounts payable were paid down substantially due to draws from the operating reserve funds, but remain a concern. Mortgage and insurance payments are all current. In November 2005, the Operating General Partner advanced funds to pay real estate taxes. Only 85% of the amount billed was paid, with the other 15% still being disputed by the partnership as over assessment. The Investment General Partner will monitor the resolution of this tax dispute and the improving performance of this property on a weekly basis.

Series 34

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 34 reflects net loss from Operating Partnerships of $(1,255,388) and $(1,390,261), respectively, which includes depreciation and amortization of $1,661,242 and $1,779,016, respectively. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I, LP (Hillside Club I Apartments), a 56-unit property located in Petosky, Michigan, operates below breakeven as a result of low occupancy, which was reported at 87% as of December 2005. The Investment General Partner staff visited the property in June 2005 to determine the cause of the diminished occupancy and poor performance of the development. Directly following this meeting, the Operating General Partner requested permission to change management companies effective August 1, 2005. The new management contract includes specific terms of performance, including leasing, marketing, staff training and education. The physical condition of the development is excellent and the site visit produced high scores. The Operating General Partner is optimistic that with continued support and an emphasis on leasing and marketing the property's performance will continue to improve and produce breakeven results by the end of the second quarter of 2006. Although the property's Operating Deficit Guarantee expired in 2003, the Operating General Partner has continued to fund any and all operating deficits.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. Fourth quarter 2005 average is 87%, the 2005 year average is 82%. The property struggles with occupancy problems due to competitive homeownership programs and the performance of the prior regional and site managers. In December 2004, a new team (regional and site manager) took over Merchants Court and made substantial changes in the management of the property. Tenant retention was the priority, and the site manager implemented a fitness program, a kids' club (a social club for the residents' children), and one-day maintenance turnaround guarantee. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Because of improved management services, resident move-outs due to dissatisfaction have decreased. In October 2005, the regional manager resigned and a new manager took over. The new regional manager continues to implement the marketing programs initiated by the previous regional manager. Additionally, she is working on reducing bad debt by setting up payment plans with residents to recover back rents and aggressively evicting consistently delinquent residents. Management's goal is to reduce bad debt from 11% to 5% of the gross potential rent. Due to management's efforts, occupancy averaged 87% in the fourth quarter 2005, up from the 74% average in 2004. Management expects occupancy to be at 90% by April 2006. Accounts payable were paid down substantially due to draws from the operating reserve funds, but remain a concern. Mortgage and insurance payments are all current. In November 2005, the Operating General Partner advanced funds to pay real estate taxes. Only 85% of the amount billed was paid, with the other 15% still being disputed by the partnership as over assessment. The Investment General Partner will monitor the resolution of this tax dispute and the improving performance of this property on a weekly basis.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred on the property's parking lot, which led to high turnover. Occupancy was 70% at the close of the second quarter. The Operating General Partner has responded with move in specials and heavy advertising with local businesses and rental guides. Occupancy has improved significantly, reaching 92% in December 2005. The Operating General Partner continues to honor an operating deficit guarantee that remains in effect until 2011.

Series 35

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 35 reflects net loss from Operating Partnerships of $(683,880) and $(772,825), respectively, which includes depreciation and amortization of $1,160,671 and $1,169,927, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104 unit property located in Dickson, Tennessee. The property operated below break-even in 2004 due to low occupancy. Occupancy improved in 2005, averaging 95% through the fourth quarter. The property will not break even in 2005 due to bad debt and turnover costs. The delinquency problems resulted in evictions; however, the apartments were recovered quickly and occupancy remained strong through November. In December, evictions caused occupancy to slip to 84%. Given that the holiday season has ended, management hopes to fill the vacancies by February 1, 2006. The property is scheduled to expend approximately $145/unit in 2005. The Operating General Partner's guarantee has expired; however, he continues to fund cash shortfalls at the property. The Operating General Partner is very active in the tax credit business and has ample incentive, and resources, to continue supporting deficits.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. With a Debt Coverage Service Ratio of .56, the property performed below break even and expended a total of $159,702 through November of 2005. This cash expenditure is the result of low occupancy, high concessions and bad debt. Operating expenses which exceeded the state average in 2004 were brought under control and have moved in line with the state average. December financial statements have been requested from the Operating General Partner and are presently being prepared. Low occupancy has historically been a problem at this property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy, which averaged 87% in 2004, has risen to 91% through December of 2005. While management continues to seek opportunities to reduce their levels, concessions are expected to remain a fixture in this market for some time. Management will continue to aggressively market the property through local media and promote community building activities such as a summer breakfast and lunch program for children and holiday parties to fill vacant units and retain current residents. Additional focus has been placed on collection efforts to maximize rental income. The Operating General Partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred. All real estate taxes, insurance and mortgage payments are current.

Series 36

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100% and 99.7%, respectively. The series had a total of 11 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 36 reflects net loss from Operating Partnerships of $(407,056) and $(533,162), respectively, which includes depreciation and amortization of $796,193 and $818,000, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 36 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP. Willowbrook Apts and Wingfield Apts sustained minor damage to shingles, roof vents, siding and carpets due to Hurricane Rita. The General Partner has completed all insurance claims and is in the process of collecting insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

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

New Caney Housing II, LP (Garden Gates Apartments) is a 32 unit family property located in New Caney, TX. In 2004 the property operated at 85% occupancy. Occupancy declined to 63% through the third quarter of 2005 and remained at this level through the fourth quarter due to increased competition and ineffective site management. The property is in a very competitive market with the competition offering significant specials to retain and increase occupancy rates. There were 250 new affordable units built in the radius of 2 miles from New Caney Housing II within the last year. There were four different managers during that time and some longer then desirable periods between managers. Also, the regional supervisor over the property did a less then effective job. As of April 2005 a new manager and a new regional manager were in place. They both focused on a stronger marketing effort and management has built an incentive based compensation package for the manager which focuses on reducing vacancies, while at the same time increasing collection percentages. The 2004 operating expenses averaged $3,286 per unit which was below the Investment General Partner's prior year state average expense per unit. The 2005 operating expenses were trending even lower at $2,735. Mortgage, taxes and insurance all current. The management company is deferring all fees until operations improve. In August of 2005, the Investment General Partner conducted a visit to New Caney II and concluded that the property was in need of substantial exterior capital improvements. In the fourth quarter of 2005 the repairs were completed and property's curb appeal has been greatly improved. The capital improvements were funded from the replacement reserve.

Aloha Housing, LP (Farmington Meadows) is a 69 unit property located in Aloha, OR. Despite economic occupancy of 99% in 2004, the property operated with a Debt Coverage Service Ratio of 0.96, due to high high operating expenses. Annual operating expenses, which averaged $4,020 per unit in 2004, have been reduced to $3,723 per unit through the November of 2005, and are now in line with the state average. Through December of 2005, occupancy has remained steady at 100% and the property has generated cash of $5,759, with a Debt Coverage Service Ratio of 1.03. At current occupancy levels, the current operating expense level is sufficient to support breakeven operation. With continued strong performance, the Investment General Partner will cease watch list reporting on this property after the first quarter of 2006.

Series 37

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 37 reflects net loss from Operating Partnerships of $(409,473) and $(343,546), respectively, which includes depreciation and amortization of $1,012,381 and $1,046,841, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Historically, this property struggled to operate at breakeven due to low occupancy and high utility expenses. Occupancy improved in 2005, averaging 97% through the fourth quarter. Despite the improved occupancy, the property operated at a loss due to high utility and snow removal costs. The site was originally a high school, and the high ceilings make the site difficult to heat. The property expended approximately $20,000 in 2005. To fund a portion of this deficit, the Operating General Partner depleted the operating reserve account. The Operating General Partner will continue to defer fees due to Realty Resources, their management company, and Pen Bay Builders, their maintenance company, to fund the remainder of the deficit. The Operating General Partner, Realty Resources, and Pen Bay Builders are all listed as guarantors under the partnership's Guarantee of Obligations. The operating deficit guarantee is unlimited in time and amount.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. With a Debt Coverage Service Ratio of .56, the property performed below break even and expended a total of $159,702 through November of 2005. This cash expenditure is the result of low occupancy, high concessions and bad debt. Operating expenses which exceeded the state average in 2004 were brought under control and have moved in line with the state average. December financial statements have been requested from the Operating General Partner and are presently being prepared. Low occupancy has historically been a problem at this property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy, which averaged 87% in 2004, has risen to 91% through December of 2005. While management continues to seek opportunities to reduce their levels, concessions are expected to remain a fixture in this market for some time. Management will continue to aggressively market the property through local media and promote community building activities such as a summer breakfast and lunch program for children and holiday parties to fill vacant units and retain current residents. Additional focus has been placed on collection efforts to maximize rental income. The General Partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred. All real estate taxes, insurance and mortgage payments are current.

Series 38

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2005, all of which were at 100% qualified occupancy.

For the period ended December 31, 2005 and 2004, Series 38 reflects net loss from Operating Partnerships of $(343,662) and $(545,905), respectively, which includes depreciation and amortization of $734,297 and $833,066, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 38 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership. Willowbrook Apts sustained minor damage to shingles, siding and roof bents due to Hurricane Rita. Hammond Place Apts sustained major damage to shingles, roof vents, decking, trees, fecnses and flooring due to Hurricane Katrina. The General Partner has completed all insurance claims and is in the process of collecting insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

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

Columbia Creek, LP (Columbia Creek) is a 172 unit (137 LIHTC units) family project in Woodstock, GA. In 2004, the property suffered from the combined effects of low occupancy and higher than average operating expenses, losing $65,703, or $382 per unit. Occupancy has risen to 95% through December of 2005, from an average of 91% in 2004. Through November of 2005, operating expenses have declined from $4,191 per unit in 2004 to $3,721 per unit, due to significant decreases in maintenance expenses and are now in line with the state average. Replacement reserves, which were not funded during 2004, have been adequately funded in 2005. Through November of 2005 the partnership has generated cash of $138,000, or $803 per unit. Twelve months of strengthening occupancy and significant positive cash flow suggest that the operations of the partnership have stabilized. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

Series 39

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 39 reflects net loss from Operating Partnerships of $(534,221) and $(494,664), respectively, which includes depreciation and amortization of $624,827 and $693,177, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 39 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership. Timber Trails I Apts sustained minor shingle damage due to Hurricane Rita. The General Partner has completed all insurance claims and is in the process of collecting insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total. The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.

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

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88 unit family property located in Mishawaka, IN. Occupancy declined slightly to 91% in December, 2005 from a much-improved 92% in the third quarter of 2005. The new site manager, hired in the second quarter, has greatly improved occupancy and financial operations. Management expects the property to achieve break-even operations for the fourth quarter. Taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the Investment General Partner continues to work closely with the Operating General Partner and Management Company. Occupancy reports are received each week and bimonthly conference calls are held with Sterling Management staff to review progress. The Investment General Partner visited the property again in August 2005 and found the area to be economically strong and the property to be much improved from the March, 2005 visit.

Columbia Creek, LP (Columbia Creek) is a 172 unit (137 LIHTC units) family project in Woodstock, GA. In 2004, the property suffered from the combined effects of low occupancy and higher than average operating expenses, losing $65,703, or $382 per unit. Occupancy has risen to 95% through December of 2005, from an average of 91% in 2004. Through November of 2005, operating expenses have declined from $4,191 per unit in 2004 to $3,721 per unit, due to significant decreases in maintenance expenses and are now in line with the state average. Replacement reserves, which were not funded during 2004, have been adequately funded in 2005. Through November of 2005 the partnership has generated cash of $138,000, or $803 per unit. Twelve months of strengthening occupancy and significant positive cash flow suggest that the operations of the partnership have stabilized. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

Series 40

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2005, all of which at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 40 reflects net loss from Operating Partnerships of $(546,328) and $(640,664), respectively, which includes depreciation and amortization of $1,091,454 and $1,080,676, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 40 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership. Oakland Apts sustained minor shingle damage due to Hurricane Rita. The General Partner has completed all insurance claims and is in the process of collecting insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total. The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.

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

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88 unit family property located in Mishawaka, IN. Occupancy declined slightly to 91% in December, 2005 from a much-improved 92% in the third quarter of 2005. The new site manager, hired in the second quarter, has greatly improved occupancy and financial operations. Management expects the property to achieve break-even operations for the fourth quarter. Taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the Investment General Partner continues to work closely with the Operating General Partner and Management Company. Occupancy reports are received each week and bimonthly conference calls are held with Sterling Management staff to review progress. The Investment General Partner visited the property again in August 2005 and found the area to be economically strong and the property to be much improved from the March, 2005 visit.

Series 41

As of December 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2005 all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 41 reflects net loss from Operating Partnerships of $(983,370) and $(1,807,728), respectively, which includes depreciation and amortization of $1,489,200 and $1,780,526, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 41 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership. Bienville Apts and Red Hill Apts sustained minor damage to shingles, roof vents, windows, trees and siding due to Hurricane Rita. The General Partner has completed all insurance claims and is in the process of receiving insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.

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

Breeze Cove Apartments (Breeze Cove Limited Partnership), located in Port Washington, Wisconsin consists of 64 units. In an effort to improve operations, the Operating General Partner transferred management from Pinnacle Management Services to Affiliated Management Group in April, 2005. Affiliated Management Group has extensive experience with the market in southeast Wisconsin and troubled properties. Operations remain below breakeven due to high vacancy loss, administrative expense, maintenance expense and bad debts expense. As of the last site visit inspection in March 2005, the property was reported in fair condition due to the need for asphalt repairs, landscaping improvements, and window replacements; however, some of those issues were addressed in July 2005.

The property operated significantly below breakeven for the third quarter and beginning of the fourth quarter of 2005 due to low occupancy, high operating expenses, and rent collection problems. The property expended cash of approximately $171,600 for the ten months ending October 31, 2005. The Investor Limited Partner has advanced over $126,000 in 2004 and 2005 to fund operating deficits. Several residents were evicted in March 2005, which resulted in a high bad debt expense in the first quarter. Total bad debt expense as of October had increased to $28,000. Other move-outs in the second and third quarters were, in part, a result of management enforcing the rules regarding rent collections and evictions. By the end of December 2005 occupancy had increased to 93%; however, the year to date average occupancy was only 87%. The mortgage, taxes and insurance are current. With continued high occupancy and improved rent collections, the long-term prospects for this property are favorable.

A market and sales analysis was prepared by a national real estate brokerage firm in January 2005 and Breeze Cove was subsequently listed for sale with a national brokerage firm in July. The Operating Partnership of Breeze Cove is currently in negotiations with a third party buyer to purchase the property, and a sale is expected in the first or second quarter 2006.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The first half of 2005 saw significant improvement in occupancy from an average of 81% at 2004 year-end to a 94% average in the second quarter of 2005. However, occupancy has dropped in the third and fourth quarter and was 81% in December, 2005. The new manager, hired in August, resigned in mid-October and although all positions were filled by year-end there was significant leasing time lost Marketing efforts have increased, but occupancy has been slow to rebound. The Investment General Partner continues to work closely with the Operating General Partner and management company. Weekly conference calls are held with Sterling Management senior staff to discuss the prior week's marketing, occupancy, lease renewal and collection efforts. The Investment General Partner visited the property again in August 2005 and found the area to be economically strong and the property to be in good condition.

During the fourth quarter, the Operating General Partner informed the Investment General Partner that it was unwilling to continue funding operating deficits. In October 2005, the Partnership was unable to make its mortgage payment in a timely manner. Although the October 2005 mortgage payment has since been paid, the Partnership remains approximately two months delinquent on its mortgage payments. Despite being in a position to do so, as of the end of the fourth quarter, the Lender had not issued a formal notice of default. Discussions regarding a modification of the terms of the loan are ongoing.

Rural Housing Partners of Mendota, LP (Northline Terrace), is a 24 unit family property located in Mendota, IL. In 2004, the property had an average occupancy of 89% and operated with a Debt Coverage Service Ratio of 0.84. Occupancy issues at the property stem from a lack of qualified applicants in the area. In an attempt to increase occupancy a new site manager, placed at the property in fourth quarter of 2004, has expanded the advertising, outreach and renewed relationships with the local housing authority. Through the fourth quarter 2005 occupancy was at 92% and the property is operating above breakeven. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The mortgage, property taxes, and insurance are current.

Cascade Commons, LP (Cascades Crossing) is a 320-unit affordable multifamily resident located in Sterling, Va., a suburb of Washington, D.C. The Operating General Partner requested the Investment General Partners' approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completed the refinance the Operating Partnership paid its Investment Limited Partners $5,429,737 in refinance proceeds and estimated cash flow through 2004. Series 41 received $357,623 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership. The balance of the proceeds were paid to the other Investment Limited Partners, one which is affiliated and one which is non-affiliated with the Series. The amount received by each Investment Limited Partner was based on their percentage ownership in the Operating Partnership. Series 41 used $16,815 to make a partial payment of accrued asset management fees. Of the remaining proceeds the net distribution to investors was approximately $139,000. This represented a per BAC distribution of $.05. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds remaining will be retained to improve the Series reserves, and in the event that the cash flow estimate was over stated, make a cash flow reimbursement back to the Operating Partnership.

As of the fourth quarter of 2005 the property is 98% occupied and has Debt Coverage Service Ratio of 1.57, operating expenses are under control and the property is performing very well. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

Series 42

As of December 31, 2005 and 2004, the average Qualified Occupancy was 100% and 99.7%, respectively. The series had a total of 22 properties at December 31, 2005, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 42 reflects net loss from Operating Partnerships of $(550,135) and $(552,884), respectively, which includes depreciation and amortization of $1,406,247 and $1,293,605, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 42 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II. Natchez Apts and Wingfield Apts sustained minor damage to shingles, roof vents, siding, carpets and roof leaks due to Hurricane Rita. The General Partner has completed all insurance claims and is in the process of collecting insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total. The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42.

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

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorneys fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursuing payment of the aforementioned judgments.

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

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. 75% of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the Operating General Partners was unable to contribute his share of the advances required under the Operating Deficit Guarantee. This led, in July 2005 to a replacement of this Operating General Partner. The new entity holds 50% of the Operating General Partner interest; its owners have substantial business interest and experience in real estate. As part of the Operating General Partner transfer, the new Operating General Partner contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.

Through December of 2005 the complex was 90% occupied, down from a high of 95% achieved in August of that year. In order to attract new residents, management continues to market the property aggressively in local newspapers and has reduced required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property has expended cash of approximately $120,000 through October of 2005. The Operating General Partner and the new management team continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the Operating General Partner has not caused the partnership to fund the replacement reserve account, which currently has a $0 balance. The mortgage, taxes and insurance payments are all current. The Operating General Partner continues to advance funds to the partnership to meet operating deficits.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. In 2004 the property operated below breakeven and maintained an average occupancy of 86%. The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005. Since the new management has taken over, operations have improved through the fourth quarter of 2005 and the property was able to operate above breakeven. Occupancy has averaged 86% through the fourth quarter but had improved to 92% by the end of 2005. The Operating General Partner renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93 unit family development located in Las Colinas, Texas. The average occupancy for this property in 2004 was 88.6%. Marketing and advertising campaigns have been successful at this property. Average occupancy for 2005 was 96%. Occupancy has been higher due to victims of hurricane Katrina coming to reside at the property. Despite the increase in occupancy levels, the property continues to operate below breakeven due to high operating expenses.

The property experiences high operating costs attributed to foundation and stress cracks identified in an engineers report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2005, it was anticipated that $37,000 of capital work would be completed unrelated to the building movement issues.

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

Series 43

As of December 31, 2005 and 2004, the average Qualified Occupancy was 99.9% and 99.7%, respectively. The series had a total of 22 properties at December 31, 2005. Out of the total 21 were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 43 reflects net loss from Operating Partnerships of $(1,039,896) and $(890,075), respectively, which includes depreciation and amortization of $1,845,683 and $1,579,430, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Alexander Mills, LP (Alexander Mills Apartments) is a 224 unit new construction apartment complex located in Lawrenceville, Georgia. Construction completion fell behind eight months due to having to secure legal rights to public water sources. During this time, two other subsidized apartment complexes were constructed nearby, resulting in an overbuilt market. This caused the property to complete lease-up four months behind the original August 2003 projection. In response to increased competition, the Operating General Partner offered concessions, including reductions in rental rates and free rent. Occupancy reached a 97% level in the third quarter of 2005 and the property is projected to cash flow a considerable sum of monies in 2005. The General Partner closed on his permanent loan with CIBC lending in July of 2005. In the forth quarter the occupancy rate reflected 97% and the property enjoyed a Debt Coverage Service Ratio of 1.20. Now that operations have stabilized the fund will no longer provide special disclosure on this partnership.

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

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. 75% of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the Operating General Partners was unable to contribute his share of the advances required under the Operating Deficit Guarantee. This led, in July 2005 to a replacement of this Operating General Partner. The new entity holds 50% of the Operating General Partner interest; its owners have substantial business interest and experience in real estate. As part of the Operating General Partner transfer, the new Operating General Partner contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.

Through December of 2005 the complex was 90% occupied, down from a high of 95% achieved in August of that year. In order to attract new residents, management continues to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property has expended cash of approximately $120,000 through October of 2005. The Operating General Partner and the new management team continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the Operating General Partner has not caused the partnership to fund the replacement reserve account, which currently has a $0 balance. The mortgage, taxes and insurance payments are all current. The Operating General Partner continues to advance funds to the partnership to meet operating deficits.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24 unit property located in Saranac, MI. The property has been unable to break even due to low occupancy and high expenses. As the property does not have rental assistance, management has historically had difficulty finding residents with sufficient income to afford the property's rents and has struggled to compete with three surrounding properties which offer Section 8 subsidies. Occupancy averaged 85% during the first quarter of 2005 but increased to an average of 96% for the rest of 2005. The occupancy surge was precipitated by Management offering one month rental concessions, move-in specials, and application fee waivers in an effort to attract residents. Operating expenses are higher than average due to increased advertising and payroll expenses resulting from management's marketing push. Economic occupancy remains low dues to the rental concessions. Management estimates that, once the rental concessions burn off, the property will be able to operate at break-even. The Operating General Partner's Operating Deficit Guaranty is in effect through February 2009 with a funding limit of $200,000. The Operating General Partner has funded $1,250, with the remaining deficit funded from cash and accrued management fees.

Carpenter School I Elderly Apartments, LP is a 38 unit property located in Natchez, MS. The Operating Partnership operated below breakeven in 2004. The poor operations stem from a number of issues including problems with rent collection and high maintenance expenses. The General Partner has replaced the manager at the property in an effort to improve the fiscal performance. Since that time the manager has instituted strict rent collection policies and has mandated that all maintenance expenses obtain her approval. Occupancy has averaged 95% through the fourth quarter of 2005. However, the property continues to operate below breakeven. The site manager hopes that with the implemented changes the property will begin to operate at breakeven in 2006. The Investment General Partner will continue to work with the Operating General Partner in an effort to bring operations above breakeven. The Investment General Partner was just made aware of damage sustained to the property as a result of hurricane Katrina. All repairs have been completed as of January 2006.

Series 44

As of December 31, 2005 and 2004, the average Qualified Occupancy was 91.8% and 99.5%, respectively. The series had a total of 10 properties at December 31, 2005. Out of the total 9 were at 100% Qualified Occupancy.

For the period ended December 31, 2005 and 2004, Series 44 reflects net loss from Operating Partnerships of $(604,844) and $(177,845), respectively, which includes depreciation and amortization of $1,040,487 and $701,892, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Alexander Mills, LP (Alexander Mills Apartments) is a 224 unit new construction apartment complex located in Lawrenceville, Georgia. Construction completion fell behind eight months due to having to secure legal rights to public water sources. During this time, two other subsidized apartment complexes were constructed nearby, resulting in an overbuilt market. This caused the property to complete lease-up four months behind the original August 2003 projection. In response to increased competition, the Operating General Partner offered concessions, including reductions in rental rates and free rent. Occupancy reached a 97% level in the third quarter of 2005 and the property is projected to cash flow a considerable sum of monies in 2005. The Operating General Partner closed on his permanent loan with CIBC lending in July of 2005. In the forth quarter the occupancy rate reflected 97% and the property enjoyed a Debt Coverage Service Ratio of 1.20. Now that operations have stabilized the fund will no longer provide special disclosure on this partnership.

Series 45

As of December 31, 2005 and 2004, the average Qualified Occupancy was 97.5% and 100%, respectively. The series had a total of 31 properties at December 31, 2005. Out of the total 28 were at 100% Qualified Occupancy and 3 properties are in active lease at December 31, 2005.

For the period ended December 31, 2005 and 2004, Series 45 reflects net loss from Operating Partnerships of $(630,917) and $(347,779), respectively, which includes depreciation and amortization of $1,134,676 and $853,687, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The first half of 2005 saw significant improvement in occupancy from an average of 81% at 2004 year-end to a 94% average in the second quarter of 2005. However, occupancy has dropped in the third and fourth quarter and was 81% in December, 2005. The new manager, hired in August, resigned in mid-October and although all positions were filled by year-end there was significant leasing time lost. Additionally, the ILP was notified in the fourth quarter that the mortgage had not been paid. Discussions have been held with the lender in an effort to resolve nonpayment prior to default. Marketing efforts have increased, but occupancy has been slow to rebound. The Investment Limited Partner continues to work closely with the Operating General Partner and management company. Weekly conference calls are held with Sterling Management senior staff to discuss the prior week's marketing, occupancy, lease renewal and collection efforts.

Harbet Avenue, LP (William B. Quarton Place) is a 28 unit family property located in Cedar Rapids, Iowa. The Investment General Partner has learned that during 2004 and through February 2005 inappropriate checks and wires were made to the Operating General Partner from the Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. The Operating General Partner is a not-for-profit organization that was experiencing financial difficulties. The accounting manager was able to make the monetary transfers due to a lack of oversight from the interim director. The accounting manager was fired in March 2005. The Operating General Partner has hired a new executive director and implemented steps to ensure that this cannot happen in the future. The steps include requiring all transfers to have a signature of the Executive Director, and the creation of a dual position model for the newly hired finance directors. All accounts will be moved to Bankers Trust in order to increase security. Accounts can be viewed on-line by the President, CEO, and the Board Chair. Activity reports will be reviewed monthly by the Board of Directors. In order to repay the funds back to the Partnership, the Board has formed a Property Options Committee to review all of their assets for a potential sale. Proceeds from the sale of properties, and from unrestricted donations will be targeted for the refunding of the Partnership accounts. An offer to purchase one property was received, and a closing on that sale occurred in October. The net gain on the sale was $10,000. Through the end of 2005, approximately $20,000 has been repaid to the Partnership. The security deposit account and the replacement reserve account have been fully refunded. The balance owed to the Partnership at year-end is $122,274. The Operating General Partner has requested a loan of $50,000 using a guaranty of one of the board members. As the compliance period expires on some of their other properties this summer, all cash proceeds will be pledged to repay the Partnership. The Operating General Partner will also continue to repay approximately $2,000 monthly through returned management fees, facilitator charges, and cash contributions. Representatives of the Investment General Partner visited the site and met with the new Executive Director of the not for profit organization. The property shows well and is currently operating above breakeven. The Investment General Partner is requesting a plan in writing as to the proposals for paying back the balance of the funds. A default notice was sent to the Operating General Partner on September 1, 2005. The Investment General Partner is working with attorneys to determine the best way to ensure the funds are restored to the Partnership in a prompt manner.

Series 46

As of December 31, 2005 and 2004, the average Qualified Occupancy was 100% and 78.5%, respectively. The series had a total of 14 properties at December 31, 2005. Out of the total 12 were at 100% Qualified Occupancy. The series also had 2 properties which were under construction at December 31, 2005.

For the period ended December 31, 2005 and 2004, Series 46 reflects net (loss) gain from Operating Partnerships of $(256,197) and $70, respectively, which includes depreciation and amortization of $754,101 and $140,055, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Recent Accounting Pronouncements

As of December 31, 2005, the partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE. However, management does not consolidate the partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership's balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

Exceptions to Certifications

As discussed in its annual report on Form 10-K for the year ended 2005, Boston Capital Tax Credit Fund IV L.P. (the "Partnership") was unable to obtain an audit of its financial statements included in such annual report performed in accordance with the standards of the PCAOB. This was due to the inability to obtain audits of financial statements of the entities in which the Partnership has invested (the "Operating Partnerships") performed in accordance with the standards of the PCAOB. (Audit opinions, which the Partnership's auditors originally intended to rely upon in forming their opinion, were obtained from the Operating Partnerships that are in accordance with generally accepted auditing standards for the United States, although not in accordance with the standards of PCAOB.) Accordingly, the Partnership filed its annual report on Form 10-K for the year ended 2005 as "UNAUDITED."

The Partnership continues to evaluate ways of addressing this deficiency and, together with its auditors, has discussed solutions with the SEC and the PCAOB. To date, those solutions primarily entail enhanced audit documentation required by PCAOB Audit Standard No. 3. The Partnership's auditors would have to perform additional procedures related to those Operating Partnerships in order to complete their audit.

The Partnership's auditors have been engaged to perform, and have performed, a review of the Partnership's interim financial information included in the Partnership's quarterly report on Form 10-Q for the quarter ended December 2005.

Despite the Partnership's ongoing efforts to address these matters, the Partnership at the time of this filing is an untimely filer due to the deficiency in its annual report on Form 10-K

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 21, 2006		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 21, 2006	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 21, 2006	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.