Form 10-K
period 2006-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2006-10-20
CIK 913778

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code (617)624-8900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class — Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document
Parts I, III as supplemented	Prospectus

Parts II, IV	Form 8-K dated February 1, 1995
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

DOCUMENTS INCORPORATED BY REFERENCE — Cont.

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

DOCUMENTS INCORPORATED BY REFERENCE — Cont.

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

DOCUMENTS INCORPORATED BY REFERENCE — Cont.

Form 10-K
Parts	Document
Parts II, IV	Form 8-K dated April 1, 1999
Form 8-K dated October 1, 1998
Form 8-K dated April 27, 2000
Form 8-K dated June 1, 2004
Form 8-K dated June 11, 2004
Form 8-K dated June 23, 2004
Form 8-K dated July 1, 2004
Form 8-K dated December 1, 2003
Form 8-k dated February 1, 2004
Form 8-K dated June 1, 2004

BOSTON CAPITAL TAX CREDIT FUND IV L.P.
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2006

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
The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner are assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.
A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective. On July 24, 2002, an amendment to Form S– 11, which registered an additional 7,000,000 BAC’s for sale to the public became effective. On July 1, 2003, an amendment to Form S– 11, which registered an additional 7,000,000 BAC’s for sale to the public became effective. As of March 31, 2006, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.
The Offering, including information regarding the issuance of BACs in series, is described on pages 144 to 149 of the Prospectus, as supplemented, under the caption “The Offering”, which is incorporated herein by reference.

Description of Business
The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund invests owns Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Some Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 64 to 88 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Fund has invested are receiving their rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of Apartment Complexes.
As of March 31, 2006 the Fund had invested in 22 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 22 Operating Partnerships on behalf of Series 41, 22 Operating Partnerships on behalf of Series 42, 22 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 31 Operating Partnerships on behalf of Series 45 and 14 Operating partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:
(1)	Provide current tax benefits to Investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the Investor’s federal income tax liability from active, portfolio and passive income;

(2)	Preserve and protect the Fund’s capital and provide capital appreciation and cash distributions through increases in value of the Fund’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes;

(3)	Provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and

(4)	Provide cash distributions (except with respect to the Fund’s investment in some Non-Profit Operating Partnerships) from Capital Transaction proceeds. The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.
The business objectives and investment policies of the Fund are described more fully on pages 49 to 61 of the Prospectus, as supplemented, under the caption “Investment Objectives and Acquisition Policies,” which is incorporated herein by reference.
Employees
The Fund does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.
Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Fund.
An investment in our Units and our investments in Local Limited Partnerships and their Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our Units, and the amount of proceeds available for distribution to our Limited Partners, if any, on liquidation of our investments.
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations.
The ability of Limited Partners to claim tax losses from their investment in us is limited.
The IRS may audit us or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our Units. Changes in tax laws could also impact the tax benefits from an investment in our Units and/or the value of the Operating Partnerships. Until the Local Limited Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.

The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for Unit holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Operating Partnerships at a price which would result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in our Units.
Poor performance of one Housing Complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the Housing Complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:
-	difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Operating Partnerships;

-	limitations on transfers of interests in Local Limited Partnerships;

-	limitations on removal of Local General Partners;

-	limitations on subsidy programs; and

-	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the Units exists or is expected to develop.
There is currently no active trading market for the Units. Accordingly, Limited Partners may be unable to sell their Units or may have to sell Units at a discount. Limited Partners should consider their Units to be a long-term investment.
Investors may realize taxable gain on sale or disposition of certificates.
     Upon the sales or other taxable disposition of certificates, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the certificates, is greater than the original cost of their certificates. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of certificates may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
     Investors eventually may be allocated profits for tax purposes which exceed any cash Boston Capital distributes to them. Under these tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Boston Capital. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
     There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to Boston Capital, expenses such as accrued Fund Management Fees and unpaid loans to Boston Associates will be deducted pursuant to Section 4.02(a) of the Fund Agreement included in Exhibit A. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment in Boston Capital will the tax credits received.
The sale or refinancing of the apartment complexes is dependent upon the following material factors:
-	The necessity of obtaining the consent of the operating general partners;

-	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

-	The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay its existing liabilities.
We currently do not have sufficient cash resources to satisfy its financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our General Partner and its affiliates. Though the amounts payable to the General Partner and its affiliates are contractually currently payable, we do not believe that the General Partner or its affiliates will demand immediate payment of these contractual obligations in the near term, however there can be no assurance that this will be the case. We would be materially adversely affected if the General Partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of its inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Fund has acquired a Limited Partnership interest in 515 Operating Partnerships in 27 series, identified in the table set forth below. The Apartment Complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.” The Operating Partnerships and the respective Apartment Complexes are described more fully in the Prospectus. The General Partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. — Series 20
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06	3/31/06
Ashbury Apartments	Sioux Falls, SD	48	$1,206,150	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,312,114	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	780,916	8/94	3/95	100%	182,044

Cascades Commons Apts.	Sterling, VA	320	22,829,614	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	671,017	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando, FL	220	7,076,057	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,800,000	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,434,631	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	695,120	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	1,969,202	7/94	12/95	100%	1,534,461

Edison Lane Apartments	Edison, GA	24	705,296	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,660,383	8/94	1/95	100%	693,966

Boston Capital Tax Credit Fund IV L.P. — Series 20
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06	3/31/06
Fairoaks Lane Apts.	Rincon, GA	44	$1,387,349	7/94	5/95	100%	$339,284

Floral Acres II	Waggaman, LA	32	1,010,115	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,302,778	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,769,301	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors Apts.	Harrisonburg, LA	24	668,999	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	663,061	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,179,072	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,701,342	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,652,628	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	916,972	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. — Series 21
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06	3/31/06
Atlantic City Apts.	Atlantic City, NJ	153	$5,175,000	9/94	10/95	100%	$2,721,163

Black River Run	Black River Falls, WI	48	1,099,794	10/94	12/94	100%	350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,068,007	8/94	4/95	100%	263,711

Creekside at Tasker’s Chance	Frederick, MD	120	4,555,972	10/94	9/95	100%	2,686,170

Forest Glen at Sully Station	Centreville, VA	119	6,070,363	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	1,058,248	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,798,698	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	698,974	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	744,785	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	562,787	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,247,734	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,130,480	10/94	12/94	100%	692,840

Boston Capital Tax Credit Fund IV L.P. — Series 21
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06	3/31/06
The Woods Apartments	Campton, NH	20	$992,101	8/94	10/94	100%	$269,500

Tower View Apartments	Tower City, PA	25	1,099,558	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. — Series 22
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Albemarle Village	Hertford, NC	36	$1,403,949	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,604,262	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,474,303	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,221,125	6/95	9/95	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	1,099,794	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,419,640	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	7,076,057	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,384,923	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,465,037	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,450,700	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,239,427	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	780,642	10/95	12/96	100%	755,156

Fonda Terrace	Fonda, NY	24	993,346	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	1,189,075	12/96	5/97	100%	571,829

Boston Capital Tax Credit Fund IV L.P. — Series 22
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Kimbark 1200 Apts.	Longmont, CO	48	$1,926,581	9/95	12/95	100%	$321,843

Kingsway Apartments	Swedsboro, NJ	36	1,441,056	7/95	11/01	100%	384,585

Lake City Apartments	Lake City, PA	44	1,262,911	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,333,641	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,478,057	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	425,186	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	937,630	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	833,828	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	533,650	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	985,603	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	773,554	12/94	2/95	100%	931,456

Salem Wood Apartments	Salemburg, NC	24	913,000	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,697,805	12/94	6/95	100%	1,810,416

Boston Capital Tax Credit Fund IV L.P. — Series 22
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Twin City Villa	Festus, MO	40	$1,263,823	1/95	11/95	100%	$679,176

Boston Capital Tax Credit Fund IV L.P. — Series 23
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Apple Village	Edmond, OK	160	$3,604,262	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,474,303	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,459,019	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,443,407	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	998,919	5/95	5/95	100%	1,551,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	1,899,577	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,133,419	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	774,474	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	592,443	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,926,581	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,400,601	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	887,274	1/95	1/95	100%	228,172

Mid City Apartments	Jersey City, NJ	58	2,618,243	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	649,530	5/95	2/95	100%	163,637

Boston Capital Tax Credit Fund IV L.P. — Series 23
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Philmont Terrace	Philmont, LA	32	$1,467,958	5/95	5/95	100%	$370,750

Riverview Apartments	St. Louis, MO	42	1,131,227	8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,770,263	6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,613,440	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,263,823	2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,449,656	5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10	**	7/95	11/95	100%	**

Woodland Hills	Roland, OK	10	353,223	7/95	6/95	100%	274,540

**	Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units. Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. — Series 24
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Autumn Ridge Apartments	Shenandoah, VA	34	$1,509,993	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,094,654	12/95	11/96	100%	332,470

Brownsville Apartments	Brownsville, TN	36	1,177,927	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	588,164	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	588,164	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	2,195,000	5/97	12/97	100%	828,815

Cooper’s Crossing	Irving, TX	93	3,339,540	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,204,793	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,642,155	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,107,004	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

Lake Apts I	Fargo, ND	24	574,147	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	838,177	11/95	4/96	100%	210,714

Laurelwood Park Apts.	High Point, NC	100	2,214,898	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	6,901,267	5/96	3/97	97%	1,220,537

Boston Capital Tax Credit Fund IV L.P. — Series 24
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
New Hilltop Apartments	Laurens, SC	72	$1,622,350	11/95	11/95	100%	$450,039

North Hampton Pl.	Columbia, MO	36	696,806	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	167,624	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,368,499	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,668,947	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,203,392	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,188,603	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,113,986	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	3,102,047	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. — Series 25
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Dogwood Park Apts.	Athens, GA	127	$2,434,290	12/95	10/96	100%	$4,147,387

Dunlap Acres	West Point, MS	50	939,804	9/96	4/96	100%	522,160

Century East II Apts.	Bismark, ND	24	490,040	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,199,177	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	797,904	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	828,551	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,184,779	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,214,898	2/96	10/96	100%	1,044,377

Lenox Ave. Apts.	Manhattan, NY	18	632,781	10/96	9/97	100%	903,792

Madison Park IV	Boston, MA	143	6,901,267	5/96	3/97	97%	2,169,843

Main Everett Apts.	New Rochelle, NY	11	575,902	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	905,837	2/97	2/98	100%	199,951

Osborne Apts.	White Plains, NY	7	397,733	6/96	12/96	100%	522,325

Boston Capital Tax Credit Fund IV L.P. — Series 25
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Rose Square	Connellsville, PA	11	$381,866	10/96	2/97	100%	$288,209

Rosewood Estates, II	Bladenboro, NC	16	666,818	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,295,828	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,237,808	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	1,459,457	4/96	3/97	100%	1,031,269

Sutton Place	Indianopolis, IN	360	5,685,000	11/96	10/97	100%	823,257

The Mary Ryder Home	St. Louis MO	48	—	6/96	1/97	100%	1,591,573

Washington Arms	Dayton, OH	93	1,407,993	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	3,102,047	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. — Series 26
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as of	Acq	Const	Occupancy	paid thru
Name	Location	Units	12/31/05	Date	Comp.	3/31/06	3/31/06
Academy Apts.	West Point, VA	32	$1,143,541	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	1,443,350	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	827,000	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	1,013,570	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	159,755	8/96	10/96	100%	129,311

Calgory Apts. I	Bismark, ND	24	583,377	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	588,315	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	577,942	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	738,954	8/96	10/96	100%	793,209

Country Edge Apts.	Fargo, ND	48	982,381	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	738,226	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	514,616	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	524,692	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledgeville, GA	61	1,500,000	5/96	1/97	100%	1,477,023

Boston Capital Tax Credit Fund IV L.P. — Series 26
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Edgewood Estates Apts.	Edgewood, TX	22	$591,621	6/97	11/96	100%	$173,436

Escher Street SRO	Trenton, NJ	104	2,090,461	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,089,224	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	1,019,505	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,812,592	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,255,578	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	4,109,514	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,320,077	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,167,522	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	603,793	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	578,624	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	1,061,514	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,720,981	1/97	5/97	100%	437,448

Boston Capital Tax Credit Fund IV L.P. — Series 26
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Little Valley Est.	Little Valley, NY	24	$1,130,093	1/97	4/97	100%	$284,257

Maxton Green Apts.	Maxton, NC	32	943,453	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	1,025,592	3/96	6/97	100%	896,695

Mason Manor Apts.	Mason, TN	24	912,830	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	592,396	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	804,604	8/96	9/96	100%	758,620

Nordhoff Apts.	North Hills, CA	38	1,936,068	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	5,000,000	11/98	12/99	100%	854,147

Powell Valley Village	Jonesville, VA	34	695,095	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	821,540	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	668,289	8/96	12/96	100%	714,504

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,051,177	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,132,856	5/96	11/96	100%	349,889

Boston Capital Tax Credit Fund IV L.P. — Series 26
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Village Estates Apts.	Victoria, VA	32	$1,135,706	4/97	10/98	100%	$270,204

Village Green Apts.	Gloucester, VA	32	1,130,795	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,090,326	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,019,368	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	778,645	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. — Series 27
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
AHAB Rental Units Phase II	Springfield, MO	17	$408,089	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	945,301	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	886,328	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	679,706	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	6,164,047	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	1,159,225	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	10,289,767	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	480,346	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	573,982	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,373,493	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	9,100,000	11/99	6/99	100%	115,311

Boston Capital Tax Credit Fund IV L.P. — Series 27
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Pear Village Apts.	Leitchfile, KY	16	$477,488	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	5,182,382	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	8,630,657	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	804,124	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. — Series 28
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
1374 Boston Road L.P.	New York, NY	15	$380,324	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	628,730	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	946,144	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	895,363	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	891,681	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	722,543	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	914,886	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	956,468	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	985,133	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,990,091	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	980,611	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	889,023	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	1,681,167	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. — Series 28
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Park Plaza I & II	West Memphis, AR	128	$2,823,838	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,153,880	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	10,070,249	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,319,851	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	5,138,315	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	645,384	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	4,025,618	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	1,068,303	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	572,517	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	729,016	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	369,067	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	194,914	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. — Series 29
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
The Arbor Park Apts.	Jackson, MS	160	$5,560,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,791,582	7/97	11/98	100%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	1,982,053	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	573,852	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	387,643	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,345,947	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,297,783	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,920,732	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	482,646	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,485,214	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	779,277	2/97	7/97	100%	697,511

Lombard Heights Apts.	Springfield, MO	24	955,294	10/98	7/98	100%	322,808

Boston Capital Tax Credit Fund IV L.P. — Series 29
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Lutkin Bayou Apts.	Drew, MS	36	$807,997	11/97	6/97	100%	$192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,489,743	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	660,485	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	9,100,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,073,940	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	365,682	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	449,123	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	486,537	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	777,571	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,515,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. — Series 30
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Broadway Place Apts.	Hobbs, NM	32	$992,240	2/98	12/98	100%	$1,837,527

Byam Village	Waterbury, CT	46	775,779	2/97	2/98	100%	426,008

Country Estates Apts.	Farmville, VA	24	879,748	3/98	7/99	100%	224,333

Emerald Trace II Apts	Ruston, LA	24	343,889	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	766,546	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,775,038	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,528,035	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,456,296	8/97	9/98	100%	408,634

Mesa Grande Apts.	Carlsbad, NM	72	1,945,840	2/98	12/98	100%	2,160,782

Millwood Park Apts.	Douglasville, GA	172	7,849,814	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,442,811	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	777,381	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	633,819	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. — Series 30
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Park Trace Apts.	Jackson, TN	84	$1,567,353	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,845,661	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	584,594	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	1,047,475	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	1,176,542	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	925,897	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	711,789	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. — Series 31
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Bent Tree Apts.	San Angelou, TX	112	$2,553,484	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	580,962	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	797,194	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,114,400	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	355,974	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,748,970	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	635,753	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	709,047	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	501,684	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	730,259	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,199,535	11/97	7/98	100%	786,614

Boston Capital Tax Credit Fund IV L.P. — Series 31
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Lakeview Court	City of Little Elm, TX	24	$428,108	11/97	1/99	100%	$83,390

Mesquite Trails	Jacksboro, TX	35	657,199	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,467,004	9/97	10/98	100%	777,411

Nottoway Manor	Blackstone, VA	28	849,118	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,519,275	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	875,057	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	738,060	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	12,790,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	760,656	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	2,019,681	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	828,724	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,213,858	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	814,043	12/97	6/98	100%	328,693

Boston Capital Tax Credit Fund IV L.P. — Series 31
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Summerdale Commons Phase II	Atlanta, GA	108	$3,666,095	12/98	4/99	100%	$2,496,904

Western Hills Apts.	Ferris, TX	16	436,397	5/00	9/00	100%	91,419

Windsor Park Apts.	Jackson, MS	279	7,586,998	11/97	3/99	100%	2,346,847

Boston Capital Tax Credit Fund IV L.P. — Series 32
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Carriage Pointe Apts.	Old Bridge, NJ	18	$6,920,060	1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	59,209	1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,286,068	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	859,613	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,460,598	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,475,263	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000	6/98	12/99	100%	2,911,900

Gilette Manor	Sayreville, NJ	100	* *	1/98	1992	100%	* *

Hallman Court Apts.	Rochester, NY	77	8,812,592	1/99	7/00	100%	266,536

Martinsville Apts.	Shelbyville, KY	125	406,733	8/99	2/00	100%	345,791

Parkside Plaza Apts	New York, NY	39	1,336,021	7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	5,000,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,153,880	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	906,286	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	204,089	5/01	11/01	100%	51,582

Boston Capital Tax Credit Fund IV L.P. — Series 32
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Pecan Manor Apts.	Natchitoches, LA	40	$766,198	7/98	10/98	100%	$1,501,914

Pineridge Apts.	Franklinton, LA	40	785,068	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	882,320	5/98	5/00	100%	1,973,594

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**	3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. — Series 33
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Bradford Park Apts.	Southhaven, MS	208	$9,790,000	10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,027,149	10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	6,920,060	3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	3,475,261	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,965,812	3/98	7/99	100%	3,652,119

Gilette Manor	Sayreville, NJ	100	**	1/98	1992	100%	**

Harbor Pointe	Benton Harbor, MI	84	1,485,214	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,778,671	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,373,493	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	865,359	7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**	3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. — Series 34
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Abby Ridge Apts.	Elizabethtown, KY	24	$434,759	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	775,901	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	457,318	1/99	12/99	100%	1,820,797

Boerne Creekside Apts.	Boerne, TX	71	1,947,998	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,620,035	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	379,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,516,350	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,778,671	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	7,849,814	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	734,026	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,016,872	10/98	4/99	100%	753,362

Boston Capital Tax Credit Fund IV L.P. — Series 34
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Summer Park Apts.	Jackson, MS	216	$10,450,000	10/99	6/00	100%	$1,106,814

Washington Courtyards	Houston, TX	74	2,736,519	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. — Series 35
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Ashton Cove Apts.	Kingsland, GA	72	$1,873,870	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	5,000,000	4/99	12/99	100%	1,474,017

Brazoswood Apts.	Clute, TX	72	1,955,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	4,303,395	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,828,063	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,846,286	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	809,757	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,775,038	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	395,001	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,736,519	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	5,257,851	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. — Series 36
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Annadale Apts.	Fresno, CA	222	$12,106,016	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,576,873	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	3,191,500	8/99	11/99	100%	865,369

Nowata Village	Nowata, OK	28	1,244,046	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,207,126	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	3,175,000	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,374,986	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	419,190	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,257,851	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	988,826	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	676,635	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. — Series 37
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Ashton Ridge Apts.	Jackson, MS	144	$2,576,873	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,738,000	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	4,303,395	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,374,986	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	4,333,941	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	10,450,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. — Series 38
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Andover Crossing Apts.	Andover, KS	80	$2,476,274	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	1,739,793	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,227,260	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,467,092	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,094,478	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	490,047	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,489,742	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	312,492	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	899,701	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	905,156	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. — Series 39
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$1,739,793	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,769,680	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	851,457	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,467,092	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	774,756	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	895,997	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,171,025	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	569,485	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	809,252	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. — Series 40
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$881,548	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,738,000	8/01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	801,909	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	778,883	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,188,043	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	558,272	2/01	6/01	100%	1,836,027

Mason’s Point Apts.	Hopkinsville, KY	41	1,212,557	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,575,042	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,295,916	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,236,518	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,338,029	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	362,875	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	503,128	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,738,582	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	26,714,162	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,285,026	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. — Series 41
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Bienville Apts.	Ringhold, LA	32	$798,931	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	992,111	10/01	6/02	100%	494,361

Brookstone Place II Apts.	Port Huron, MI	72	2,422,616	8/01	8/02	100%	3,092,382

Cascades Crossing	Sterling, VA	320	22,829,614	4/03	10/95	100%	734,116

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,054,032	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	990,752	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,808,725	7/02	12/03	100%	525,562

Forest Glen Village	Vidalia, GA	46	1,302,778	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	375,159	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,646,962	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	8,035,630	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,954,404	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,575,042	5/01	12/01	100%	855,372

Boston Capital Tax Credit Fund IV L.P. — Series 41
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Mill Creek Village	Mt. Carroll, IL	12	$403,442	5/02	9/01	100%	$264,354

Northline Terrace	Mentoda, IL	24	710,339	5/02	6/01	100%	545,979

Palisades Park	Fulton, IL	16	534,925	5/02	9/01	100%	396,061

Red Hill Apts. I	Farmerville, LA	32	828,554	11/01	6/01	100%	502,692

Sandalwood Apartments	Toppenish, WA	20	991,930	5/02	7/01	100%	293,983

Southpark Apts. II	Newton, KS	60	1,526,117	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	26,714,162	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	858,599	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. — Series 42
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Bellamy Mills Apartments	Dover, NH	30	$1,477,560	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	990,813	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	1,166,237	7/02	12/03	100%	449,626

Centenary Towers Apts.	St. Louis, MO	100	2,195,000	4/03	12/97	100%	110,749

Clifton Family Housing	Clifton, CO	51	2,469,498	7/02	12/03	100%	798,494

Cooper’s Crossing Apartments	Los Colinas, TX	93	3,339,540	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,382,044	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,646,962	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,572,547	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	8,035,630	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,407,564	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,954,404	09/04	08/02	100%	160,174

Natchez Place Apartments	Natchez, MS	32	830,417	8/02	11/01	100%	554,881

Northfield Housing, LP	Jackson, MS	5	167,624	4/03	12/96	100%	24,330

Boston Capital Tax Credit Fund IV L.P. — Series 42
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Park Meadow Apartments	Gaylord, MI	80	$1,668,947	4/03	4/97	100%	$228,511

Park Plaza IV	West Memphis, AR	24	727,734	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,517,495	1/02	9/02	100%	478,876

Strawberry Lane Apts.	Clayton, NY	71	2,052,876	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,562,254	7/02	12/03	100%	642,431

Tiffany Square	Lakewood, CO	52	1,981,450	7/02	12/03	100%	479,244

Wingfield Apartments II	Kinder, LA	42	355,395	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. — Series 43
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Alexander Mill Apartments	Lawrenceville, GA	224	$12,458,626	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	3,474,633	9/02	12/03	100%	1,256,823

Ashbury Park	Aurora, CO	44	2,431,391	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	287,693	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,381,647	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,258,025	9/02	11/02	100%	302,357

Cloverlane Apartments	Lakeview, MI	24	441,607	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,382,044	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	862,410	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	8,035,630	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,546,137	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	835,193	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,224,507	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	2,220,100	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. — Series 43
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Parkside Plaza Apartments	New York, NY	34	$1,336,021	1/04	5/01	100%	—

Parkside Apartments	Coleman, MI	40	962,257	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	741,454	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	1,017,310	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	2,038,687	9/02	12/03	100%	571,759

Stottville Court Apartments	Stockport, NY	28	1,114,055	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	1,053,841	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. — Series 44
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Alexander Mills Apts.	Lawrenceville, GA	224	$12,458,626	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	4,579,525	2/03	3/03	100%	1,526,951

Brookside Park Apts.	Atlanta, GA	200	12,396,839	12/03	3/05	100%	137,046

Families First II	W. Memphis, AR	66	1,890,994	5/03	6/04	100%	1,947,742

Memphis 102	Memphis, TN	102	2,420,600	5/03	8/04	100%	3,460,657

Northrock Apts. III	Topeka, KS	32	1,012,603	6/03	11/03	100%	1,565,194

Orchard Manor Apts.	Ukiah, CA	64	7,223,192	10/03	9/03	100%	2,231,125

Orchard River Apts.	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,348,394	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,600,000	7/04	U/C	33%*	3,342,258

River Gardens Apts.	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,957,012	4/03	10/03	100%	1,568,815

**	3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

*	Property was in lease-up phase as of March 31, 2006.

Boston Capital Tax Credit Fund IV L.P. — Series 45
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Baldwin Villas Apts.	Pontiac, MI	65	$4,738,000	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	1,091,334	7/03	9/05	100%	1,945,634

Breezewood Villas II	Frederiksted, VI	12	990,813	12/03	3/03	100%	53,729

Brookside Park	Atlanta, GA	200	12,396,839	12/03	3/05	100%	3,666,890

Brookside Square	Boykins, VA	32	1,331,960	7/03	8/04	100%	743,039

Brookstone Place II	Port Huron, MI	72	2,422,616	12/03	8/02	100%	100,874

Chevy Place Hallman Court	Rochester, NY	77	8,812,592	12/03	7/00	100%	81,177

Dawn Springs Villa	London, KY	24	607,100	5/05	10/05	96%*	934,222

Eastview Family	Watonga, OK	16	718,758	9/04	6/04	100%	112,457

Fairview Manor	Childress, TX	48	850,600	5/03	3/04	100%	776,301

Harbot Pt. II Apts.	Benton Township, MI	72	1,646,962	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	547,790	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	3,124,130	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,458,219	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	963,713	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	803,183	7/03	9/03	100%	1,402,270

Boston Capital Tax Credit Fund IV L.P. — Series 45
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Lawrence-ville Manor	Lawrenceville, VA	24	$718,929	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	1,042,159	10/03	12/03	100%	786,619

London Village	London, KY	32	678,300	4/05	9/05	100%	1,804,319

Lone Terrace	Lone Grove, OK	32	1,273,746	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	953,982	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	1,049,011	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	964,045	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,703,379	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,984,921	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,246,146	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,154,853	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	443,056	12/05	12/04	100%	486,079

William B. Quarton	Cedar Rapids, IA	28	983,658	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,587,415	07/04	10/03	100%	1,619,212
U/C=Property was under construction as of March 31, 2006.

*Property was in lease-up phase as of March 31, 2006. 54

Boston Capital Tax Credit Fund IV L.P. — Series 46
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp.	3/31/06	3/31/06
Clayton Station Apartments	Munfordville, KY	29	$815,579	4/04	9/04	100%	$1,268,091

Deer Meadow Apartments	Tishomingo, OK	24	1,236,605	2/04	3/04	100%	295,701

Elma Gardens	Elma, WA	36	1,291,674	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,122,662	11/03	7/04	100%	614,912

Kensington Heights Apts.	Kansas City, MO	126	4,859,914	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	7,658,525	6/04	4/05	100%	2,257,844

Linden’s Apartments	Shawnee, OK	54	1,198,250	12/04	2/06	33%*	1,783,229

Ocean East Housing	Portland, ME	32	1,518,750	2/04	6/05	N/A	3,709,337

Panola Apts.	Carthage, TX	32	800,064	12/03	4/04	100%	456,957

Rosehill Apts.	Topeka, KS	48	2,428,205	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	610,417	4/04	10/04	100%	1,839,918

Saint Martin Apartments	McCombs, MS	40	748,957	8/05	N/A	U/C	923,672

Tanglewood Village Apartments	Panama, OK	24	1,194,183	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	988,907	1/04	1/04	100%	341,377
U/C=Property was under construction as of March 31, 2006.

*Property was in lease-up phase as of March 31, 2006.

Item 3.	Legal Proceedings
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests
(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders As of March 31, 2006, the Fund has 43,308 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,340 investors holding 3,866,700 BACs, Series 21 consists of 1,180 investors holding 1,892,700 BACs, Series 22 consists of 1,631 investors holding 2,564,400 BACs, Series 23 consists of 2,100 investors holding 3,336,727 BACs, Series 24 consists of 1,298 investors holding 2,169,878 BACs, Series 25 consists of 1,784 investors holding 3,026,109 BACs, Series 26 consists of 2,308 investors holding 3,995,900 BACs, Series 27 consists of 1,335 investors holding 2,460,700 BACs, Series 28 consists of 2,044 investors holding 4,000,738 BACs, Series 29 consists of 2,234 investors holding 3,991,800 BACs, Series 30 consists of 1,361 investors holding 2,651,000 BACs, Series 31 consists of 2,110 investors holding 4,417,857 BACs, Series 32 consists of 2,326 investors holding 4,754,198 BACs, Series 33 consists of 1,277 investors holding 2,636,533 BACs, Series 34 consists of 1,724 investors holding 3,529,319 BACs, Series 35 consists of 1,695 investors holding 3,300,463 BACs, Series 36 consists of 1,018 investors holding 2,106,837 BACs, Series 37 consists of 1,147 investors holding 2,512,500 BACs, Series 38 consists of 1,216 investors holding 2,543,100 BACs, Series 39 consists of 1,003 investors holding 2,292,152 BACs, Series 40 consists of 1,118 investors holding 2,630,256 BACs, Series 41 consists of 1,450 investors holding 2,891,626 BACs, Series 42 consists of 1,283 investors holding 2,744,262 BACs, Series 43 consists of 1,711 investors holding 3,637,987 BACs, Series 44 consists of 1,319 investors holding 2,701,973 BACs, Series 45 consists of 1,852 investors holding 4,014,367 BACS and Series 46 consists of 1,444 investors holding 2,980,998 BACS at March 31, 2006

(c)	Dividend history and restriction The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 5, 1993, through March 31, 2004.

The Fund Agreement provides that Profits, Losses and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of Profits, Losses and Credits among BAC Holders are made in proportion to the number of BACs held by each BAC Holder.

Any distributions of Net Cash Flow or Liquidation, Sale or Refinancing Proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by a erson on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

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

During the year ended March 31, 2006 the Fund made a return of equity distribution to Series 20 Limited Partners in the amount of $371,349. The distribution was the result of proceeds available from the sale of one Operating Partnership.

During the year ended March 31, 2006, the Fund made a return of equity distribution to the Series 20 and Series 41 Limited Partners in the amount of $1,860,003 and $138,998, respectively. The distributions were the result of proceeds available from the refinancing of one Operating Partnership.

Item 6.	Selected Financial Data
The information set forth below presents selected financial data of the Fund. This financial information represents a weighted average over the entire Fund and does not represent the actual results for any particular series. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof. Selected financial data is for year and periods ended March 31.

Operations	2006	2005	2004	2003	2002
Interest & Other Income	$964,346	$1,155,535	$1,197,911	$1,111,234	$926,439

Share of Loss of Operating Partnerships	(34,115,547)	(35,192,607)	(32,079,974)	(26,840,274)	(30,093,432)

Operating Expenses *	(54,474,995)	(45,778,069)	(16,982,034)	(8,633,964)	(7,077,762)

Net Income (Loss)	$(87,626,196)	$(79,815,141)	$(47,864,097)	$(34,363,004)	$(36,244,755)

Net Income (Loss) per BAC	$(1.04)	$(.94)	$(.60)	$(.49)	$(.54)

Balance Sheet	2006	2005	2004	2003	2002
Total Assets	$360,501,908	$455,953,085	$544,650,665	$515,493,920	$493,374,022

Total Liabilities	$38,238,414	$45,893,866	$54,613,124	$51,517,741	$57,058,109

Partners’ Capital	$322,263,494	$410,059,219	$490,037,541	$463,976,179	$436,315,913

*	Operating Expense includes Impairment Losses recorded in the amounts of $44,533,629 for 2006, $36,127,368 for 2005, $7,631,525 for 2004, and $770,199 for 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.
Liquidity
The Fund’s primary source of funds is the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.
The Fund had entered into a line of credit financing agreement with Fleet National Bank under which the Fund could borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in some Operating Partnerships. Under the terms of the agreement, the Fund pledges its interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient investor proceeds. Repayments on the line were tied to specific Operating Partnerships, which are then released as collateral by the bank. The obligations under the line of credit were non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged. As of March 31, 2006 the Fund was no longer a party to the line of credit.
The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to its investors. The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet obligations. Many of the investments sold during the years ended March 31, 2005 and 2006 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments to maximize the safety of principal.

Capital Resources
The Fund offered BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received and accepted subscriptions for $836,177,880 representing 83,651,080 BACs from investors admitted as BAC Holders in Series 20 through 46 of the Fund. On December 19, 2003, the Fund concluded its public offering of BACs in Boston Capital Tax Credit Fund IV L.P.
(Series 20). The Fund commenced offering BACs in Series 20 on January 21, 1994. The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20. Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.
During the fiscal year ended March 31, 2006, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2006, two of the properties have been disposed of and 22 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.
(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.
During the fiscal year ended March 31, 2006, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of March 31, 2006, all of which has been loaned to the Operating Partnerships. The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.
During the fiscal year ended March 31, 2006, $1,500 of Series 22 net offering proceeds were used to pay installments of its capital contributions to 1 of the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $20,270 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.
During the fiscal year ended March 31, 2006, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.
(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.
During the fiscal year ended March 31, 2006, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.
During the fiscal year ended March 31, 2006, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of March 31, 2006. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.
During the fiscal year ended March 31, 2006, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment of all installments of its capital contributions to 42 of the Operating Partnerships. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.
During the fiscal year ended March 31, 2006, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of March 31, 2006. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.
During the fiscal year ended March 31, 2006, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC Holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2006, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.
During the fiscal year ended March 31, 2006, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869, and the Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2006. The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC Holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.
During the fiscal year ended March 31, 2006, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100 and the Fund had completed payment of all installments of its capital contributions to 22 of the Operating Partnerships. Series 31 has outstanding contributions payable to 5 Operating Partnerships in the amount of $611,150 as of March 31, 2006. Of the amount outstanding, $544,766 has been advanced or loaned to some of the Operating Partnerships.
In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The advances and loans will be converted to capital and the remaining contributions of $66,384, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC Holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.
During the fiscal year ended March 31, 2006, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677 and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships. Series 32 has outstanding contributions payable to 5 Operating Partnerships in the amount of $484,756 as of March 31, 2006. Of the amount outstanding, $225,756 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another other Operating Partnership. The loans will be converted to capital and the remaining contributions of $259,000, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
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
During the fiscal year ended March 31, 2006, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of March 31, 2006. Of the amount outstanding, $32,300 has been loaned to one of the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $161,854, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC Holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.
During the fiscal year ended March 31, 2006, the Fund used $29,027 of Series 34 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC Holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.
During the fiscal year ended March 31, 2006, the Fund used $6,930 of Series 35 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391 and the Fund had completed payment of all installments of its capital contributions to 10 of the Operating Partnerships. Series 35 has outstanding contributions payable to 1 Operating Partnership in the amount of $163,782 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC Holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.
During the fiscal year ended March 31, 2006, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.
(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC Holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.
During the fiscal year ended March 31, 2006, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2006. Of the amount outstanding, $67,239 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $71,199. The loan and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC Holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.
During the fiscal year ended March 31, 2006, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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
During the fiscal year ended March 31, 2006, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.
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
During the fiscal year ended March 31, 2006, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
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

During the fiscal year ended March 31, 2006, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2006 1 of the properties has been disposed of and 22 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $80,566 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
During the fiscal year ended March 31, 2002, the Fund used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. The series is entitled to a percentage of the profits, losses and tax credits of the limited liability company. The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.
(Series 42). The Fund commenced offering BACs in Series 42 on February 1, 2002. The Fund received and accepted $27,442,620 representing 2,744,262 BACs from investors admitted as BAC Holders in Series 42. Offer and sales of BACs in Series 42 were completed on July 31, 2002.
During the fiscal year ended March 31, 2006, the Fund used $67,632 of Series 42 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 22 Operating Partnerships in an aggregate amount of $20,083,679, and the Fund had completed payment of all installments of its capital contributions to 15 Operating Partnerships. Series 42 has outstanding contributions payable to 7 Operating Partnerships in the amount of $613,343 as of March 31, 2006. Of the amount outstanding, $183,295 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $430,048 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC Holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.
During the fiscal year ended March 31, 2006, the Fund used $129,858 of Series 43 net offering proceeds to pay installments of its capital contributions to 5 Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 22 Operating Partnerships in an aggregate amount of $26,066,314, and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $399,811 as of March 31, 2006. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $149,509 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

During the fiscal year ended March 31, 2005, the Fund used $268,451 of Series 43 net offering proceeds to acquire 1 limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. During the fiscal year ended March 31 2003, the Fund used $805,160 of Series 43 net offering proceeds to acquire 7 limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies. The investments are reported in the Investment in Operating Limited Partnerships line item on the balance sheet.
(Series 44). The Fund commenced offering BACs in Series 44 on January 14, 2004. The Fund received and accepted $27,019,730 representing 2,701,973 BACs from investors admitted as BAC Holders in Series 44. Offer and sales of BACs in Series 44 were completed on April 30, 2003.
During the fiscal year ended March 31, 2006, the Fund used $4,165,917 of Series 44 net offering proceeds to pay installments of its capital contributions to 7 Operating Partnership. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519, and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 44 has outstanding contributions payable to 4 Operating Partnerships in the amount of $1,014,622 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
During the fiscal year ended March 31, 2004, the Fund used $164,164 of Series 44 net offering proceeds to acquire 1 limited partnership equity interest in a limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies. The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.
(Series 45). The Fund commenced offering BACs in Series 45 on July 1, 2003. The Fund received and accepted $40,143,670 representing 4,014,367 BACs from investors admitted as BAC Holders in Series 45. Offer and sales of BACs in Series 45 were completed on September 16, 2003.
During the fiscal year ended March 31, 2006, the Fund used $4,372,377 of Series 45 net offering proceeds to pay installments of its capital contributions to 14 Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512, and the Fund had completed payment of all installments of its capital contributions to 24 of the Operating Partnerships. Series 45 has outstanding contributions payable to 7 Operating Partnerships in the amount of $1,437,480 as of March 31, 2006. Of the amount outstanding, $567,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $869,937 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

During the fiscal year ended March 31, 2004, the Fund used $302,862 of Series 45 net offering proceeds to acquire 1 limited partnership equity interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies. The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.
(Series 46). The Fund commenced offering BACs in Series 46 on September 23, 2003. The Fund received and accepted $29,809,980 representing 2,980,998 BACs from investors admitted as BAC Holders in Series 46. Offer and sales of BACs in Series 46 were completed on December 19, 2003.
During the fiscal year ended March 31, 2006, the Fund used $6,066,807 of Series 46 net offering proceeds to pay installments of its capital contributions to 12 Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 14 Operating Partnerships in an aggregate amount of $21,634,875, and the Fund had completed payment of all installments of its capital contributions to 5 of the Operating Partnerships. Series 46 has outstanding contributions payable to 9 Operating Partnerships in the amount of $2,120,652 as of March 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
During the fiscal year ended March 31, 2004, the Fund used $228,691 of Series 46 net offering proceeds to acquire 1 limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies. The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.
Results of Operations
The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2006, 2005, and 2004 was $6,379,237, $6,057,625, and $5,942,231, respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.
The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.
As funds are utilized by the individual series for payment of fund management fees, operating expenses and capital contributions to the Operating Partnerships, it is anticipated that the combination of the “cash and cash equivalents” and “investments available for sale” amounts for each series will decrease. As a result of the reduction, it is expected that interest income reported by each series will begin to decrease after the first full year of operations. Occasionally the Fund will make interest-bearing loans to Operating Partnerships against contributions due for release at a later date.

(Series 20). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 22 Operating Partnerships at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,066,266 and $2,986,473, respectively in passive income tax losses that were passed through to the investors and also provided $0.47 and $1.09, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 20 was $1,039,598 and $3,992,146, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method.
By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $3,833,845, $3,083,177, and $2,481,376, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee. It is anticipated that the net loss for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are all fully operational.
Series 20 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburgh Seniors Apartments and Shady Lane Apartments. Coushatta Seniors II Apts, Floral Acres Apts, Harrisonburgh Seniors Apts and Shady Lane Apts sustained minor damage to shingles, roof vents, and sheetrock due to Hurricane Rita and Katrina. All repairs for Coushatta Seniors II Apts were completed on January 25, 2006 and were paid for out of operations. All repairs for Shady Lane Apts were completed on September 29, 2005 and were paid for out of operations. Damage to Harrisonburg Seniors was minor and asset management is trying to ascertain from the management company when repairs will be completed. Damage to Floral Acres Apts II is listed as being major and the partnership is currently taking bids for roofing, vinyl siding and fascia repairs. Insurance proceeds have not yet been received for Floral Acres II. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total. The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.
In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 20 is not an investor. The Investment

General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.
In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS and adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.
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
Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. The Rural Housing Service has also indicated that it will consent to the replacement of general partners noted above.

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
Cascade Commons, LP (Cascades Crossing) is a 320-unit affordable multifamily resident located in Sterling, Va., a suburb of Washington, D.C. The Operating General Partner requested the Investment General Partners’ approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completion of the refinance, the Operating Partnership paid its Investment Limited Partners of $5,429,737 in refinance proceeds and estimated cash flow through 2004. The balance of the proceeds were paid to the other Investment Limited Partners, one which is affiliated and one which is non-affiliated with the Investment Limited Partners. The amount received by each Investment Limited Partner was based on their percentage ownership in the Operating Partnership. Of the remaining proceeds the net distribution to investors was approximately $139,000. This represented a per BAC distribution of $.05. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds will be retained to improve the Series reserves, and in the event that the cash flow estimate was over stated, make a cash flow reimbursement back to the Operating Partnership. In 2005 the property produced $241,996 in cash flow and in the first quarter of 2006 the property produced $47,800 in cash flow.
The Operating General Partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the ILP were $512,415, all of which were allocated to Series 20. Of the total Investment Partnership proceeds received, $10,000 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership; approximately $14,501 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence and legal; and $487,914 represents partial reimbursement for outstanding operating advances made by the Investment Partnerships to the property. Annual losses generated by the Operating Partnership which were applied against the ILPs investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Advances made by the ILP that were not repaid from the sale proceeds totalled $954,317 and have been recorded as a loss on the sale of the Operating Partnership as of March 31, 2006.

East Douglas Apartments Limited Partnership (East Douglas Apartments) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The property operated at just below breakeven in 2004 and generated $12,406 in 2005.
Physical occupancy averaged 94% in 2004 and 93% in 2005. In the first quarter of 2006, occupancy improved to 96%. The most recent rental rates and utility allowances released by IHDA actually results in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The mortgage, property taxes and insurance are all current.
The Operating General Partner is attempting to refinance the first mortgage with IHDA to replace the high interest first mortgage loan held by Arbor Commercial Mortgage. Due to the restrictions associated with the HOME loan, it is not possible to seek conventional financing to replace the current debt.
A “Physical Needs Assessment” was completed in 2004 which enumerated many needed repairs, including tuck pointing, replacement or repair of the windows and deteriorating wooden trim. During the fourth quarter of 2005, the lender released funds from the operating deficit reserve in the amount of $61,426 which covered much of the cost of the repairs. The Tax Increment Financing (“TIF”), a program that provides financing to blighted areas through bond issuance, was set to expire in May of 2006, but was extended by the City Council through the end of the City’s Enterprise Zone Redevelopment Plan in 2009.
Evergreen Hills Associates, LP (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property has historically operated below breakeven. The problem had been attributed to high operating expenses and historically low occupancy. New management has been effective in their marketing efforts using community events and advertising to attract a pool of qualified tenants. The property is in very good condition and the location is attractive to potential residents. Management has made improvements to the roofs, sidewalks and decks to further enhance the quality of the property. Vacant units are quickly filled through word of mouth and advertising and waitlist of qualified applicants was established. As a result, average occupancy has increased to 97% through the first quarter of 2006. Management has also worked to improve collections by enforcing late fees and using the eviction process to force residents to pay their rent on time. Additionally, management has had success in controlling operating expenses. They have reduced their reliance on maintenance contractors and are doing the majority of maintenance in house. The only service currently contracted out is carpet cleaning and they have purchased the equipment necessary to perform all snow removal and icing. Administrative expenses have been reduced by decreasing the number of site management staff and decreasing office expenses. The management company negotiated and locked in a 20% decrease in insurance premiums through 2006. As a result of high occupancy and a decrease in operating expenses, the property is operating above breakeven through first quarter 2006. In 2005 the Operating General Partner made advances to the property to properly fund the replacement reserve, operating reserve and the tax and insurance escrow due to deficiencies related to prior years operating shortfalls. The mortgage, trade payables, and taxes are all current.
Parkside Housing, LP (Parkside Apartments) is a 54 unit family apartment complex in Avondale, Arizona. In March 2005, the Operating General Partner

entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the ILP were $441,525. Of the total ILP proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the ILP. Of the remaining proceeds, the net distribution to investors was approximately $371,348. This represented a per BAC distribution of $.10. The total return to the investors was distributed based on the number of BACS held by each investor. The remaining proceeds of $58,177 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $49,177 represents partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal and mailing costs. Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, has been recorded in the amount of $420,525 as of June 30, 2005.
(Series 21). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $990,302 and $1,501,418, respectively in passive income tax losses that were passed through to the investors and also provided $0.88 and $1.21, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 21 was $507,276 and $796,088, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $556,671, $976,644, $1,333,928, and respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee. It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Atlantic City Housing Urban Renewal Associates, LP (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The property remains in bankruptcy at this time. The central components of the Plan of Reorganization are as follows: the holders of the existing municipal bond debt will surrender that debt and receive, in replacement, a new issue at $0.60 per dollar of the existing principal balance. The approximate amount of the new debt will be $2.31 million. Vision 2000 and Subsidized Properties LLC will acquire the Operating General Partnership’s interest in the property. The present Operating General Partners/Guarantors will withdraw in consideration of making a $400,000 payment to the partnership, which will release them from all guarantee obligations. The new Operating General Partner will not have any guarantee obligations. The Investment General Partner will provide an unsecured $500,000 loan, at 1.7% interest, amortized over seven years and maturing at the end of the compliance period. The new Operating General Partner may execute a $1 buy-out option at that time.
The Plan of Reorganization was confirmed in September of 2003. However, several conditions for the Effective Date, including Atlantic City Housing Authority (ACHA) and HUD approvals, have not been satisfied. The board of the ACHA has approved the issuance of the New Bonds in accordance with the Plan but has not approved the new Indenture. In addition, HUD has not given its approval to the reorganization and a recent Real Estate Assessment Center review gave the property an unsatisfactory rating.
As of March 2006, the property was 92% occupied. Occupancy dropped in the first quarter of 2006 when management attempted to apply more stringent application criteria to counter undesirable tenant behavior at the property. Revenue for the three months was $385,219 and both net operating income (NOI) and cash flow were $68,213 (cash flow equals NOI because the Partnership is not currently making debt payments).
As the performance indicates, the property is not generating sufficient cash flow at this time to service the debt contemplated under the Plan of Reorganization. The Investment General Partner is in the process of evaluating whether the Plan is still feasible based on recent operating performance and whether it should continue to support the Plan.
In addition, due to subsequent events occurring after the first quarter of 2006, it is increasingly uncertain whether the Partnership will be able to emerge from bankruptcy as contemplated. Alternative scenarios include disposing of the property in a 363 sale or a conversion of the case to a Chapter 7 liquidation, either of which could occur in the second half of 2006. Both these scenarios could result in the Investment Limited Partner losing the small amount of remaining tax credits and experiencing recapture of the accelerated credits.
Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119 unit property located in Centrville, VA. The property continues to incur operating deficits due to low occupancy. The average occupancy through the fourth quarter of 2005 was 71%. In the first quarter of 2006 average occupancy was 43%. The Operating General Partner is in the process of reconfiguring the property to have only 83 units which would reduce the number of 1 bedroom units from 100 to 29 while increasing the number of two bedroom units from 19 to 55. As of the end of the first quarter, the conversion has not started because construction permits have not been issued by the city. The Operating General Partner anticipates receiving construction permits by the middle of May 2006. The funding to complete the work will come from the Virginia Housing Authority in the amount of $580,000. The Operating General Partner continues to fund operating deficits and thru the end of 2004 funded $632,000.
Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48 unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 95% in 2005. Through the first quarter of 2006, the average occupancy was 94%. Operating expenses are below the Investment General Partner’s state average. Although occupancy increased and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2006. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 90% for the year 2005. Occupancy increased to an average of 91% in the first quarter 2006. Even though the occupancy improved and operating expenses are below the Investment General Partner’s state average, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is operating below break even due to high operating expenses, increase in rental delinquency, and low occupancy. In an attempt to lower operating expenses, the full time property manager and maintenance personnel were let go in the first quarter of 2005. The staff was replaced by a new part time property manager and maintenance services were covered through a subcontractor. As a result, operating expenses have decreased by $17,450 or 14.2% in 2005. In addition, management implemented a $40 per unit rent increase to raise revenue. Physical occupancy average rose significantly from 80% in 2004 to 92% in 2005. However, the property experienced a trend of diminishing occupancy in the fourth quarter of 2005 with 83% occupancy in December 2005. An inefficient screening process has contributed to the property’s occupancy problems. Residents who moved out at the end of the third quarter left their apartments in poor physical condition, resulting in slow turnover of the apartment and high turnover costs. According to a property site visit inspection performed in March of 2006, the property’s cash flow deficiency has prevented the funding of capital improvements and maintenance repairs. As a result, the property’s infrastructure is in poor condition and its physical appearance has deteriorated significantly. Management has met with Cincinnati Development in an effort to obtain financing to cover the cost of the necessary repairs to the property. The property’s mortgage and real estate taxes are current. To date, the Operating General Partner has funded $296,613 in deficits. The property’s compliance period ends in 2010.
Pinedale II, LP (Pinedale Apartments II) is a 60 unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 91% in 2005. Occupancy has been consistent with the prior year through the first quarter of 2006. The property’s operating expenses are below the Investment General Partner’s state average. Despite occupancy in the 90%’s, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.
(Series 22). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had total of 29 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,560,438 and $1,338,156, respectively in passive income tax losses that were passed through to the investors and also provided $0.88 and $1.26, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 22 was $1,125,992 and $3,776,184, respectively. The decrease is primarily a result of the way the Fund accounts for there investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $3,093,410, $4,469,581, and $1,825,424, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Elks Tower Apartments, LP (Elks Tower Apartments) is a 27 unit development located in Litchfield, IL. The property suffered a downturn in operations in 2004 with occupancy averaging 79%. In 2005 this trend reversed and occupancy finished the year averaging 89%. However, in first quarter 2006 the property expended $5,188 of cash and occupancy again dropped to 76% due to job relocations. The Operating General Partner has made changes this year with increased marketing by advertising with new signs in the yard and surrounding area and newspaper advertisements that cover three counties. The Operating General Partner is also using tenant referral incentives to help increase the occupancy with desirable tenants. Expenses are 36% lower then Investment General Partner’s previous year state averages. The Operating General Partner expects expenses to continue to decrease and occupancy to increase in the upcoming months as it typically does in the Spring. With interest rates rising, it is unlikely tenants will be lost to home sales as much as in the past.
Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 90% for the year 2005. Occupancy increased to an average of 91% in the first quarter 2006. Even though the occupancy improved and operating expenses are below the Investment General Partner’s state average, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. The Tax Credit delivery began in 1996 and ends in 2006. The compliance period ends in 2010. The property has been unable to break even due to high bad debt expenses, unit turnover costs and rental concessions. Although operating expenses have decreased, they still exceed the Investment General Partner’s state average. The property experienced no change in occupancy from 2004 to 2005, maintaining a 90% average for both years. The property benefited from Hurricane Katrina evacuees in fourth quarter 2005, but was disadvantaged when evictions were on the rise due to problematic tenants and criminal activity. Management has since adopted more stringent resident screening policies, and strengthened the quality of its resident base. The property incurred high turnover costs and rental concession losses throughout the third and fourth quarters of 2005. The management’s marketing push has been effective in generating traffic to the property and management began eliminating rental concessions in early 2006. The unaudited results for the 2006 first quarter show a slight decrease in operating expenses and cash expended. Management reports an occupancy average of 90% for the first quarter of 2006. The property’s mortgage and real estate taxes are current. The Operating Partnership funded the 2005 cash shortfall of approximately $280,000 by accruing management fees due to an affiliate of the Operating General Partner, and by accruing payables not more than 60 days. The operating deficit guarantee is unlimited until December 2010.
Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The Operating General Partner has been inconsistent in reporting occupancy and operational numbers to the Investment General Partner and no audited financials, other than tax returns, have been reported for 2005. In September of 2005 final copies of the 2003 and 2004 audited financial reports were received showing cash expended of $37,795 and $7,530 respectively. Reported occupancy for the first quarter of 2006 was 93%, a marked improvement from the average 2005 occupancy of 88%. The Investment General Partner has diligently pursued the submission of the 2005 audited financials and has discussed the importance of timely reporting with the managing agent. The Operating General Partner has a guarantee that is unlimited in time and amount and continues to fund all operating deficits as necessary.
Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. In the first quarter of 2006, average occupancy was 76%, a decrease from the prior quarter’s average of 88%. This reduction was due to the slower rental activity in December through mid-February. However, rental activity picked up in late February and early March and occupancy increased to 92% by the end of March of 2006. To attract applicants, the management company continues to offer concessions, such as $99 first month’s rent and resident referral fees. Rents were also reduced by $150 to be competitive with other properties in the area. The average rent decrease for both affordable and market-rate apartments in Longmont and Boulder $175 per unit. Accounts receivable continues to be an issue, although the management company aggressively files late notices and pursue evictions to discourage delinquencies. In November 2005, the Operating General Partner proposed a refinancing to reduce the debt service, which is currently at 51% of the rental income. The existing loan has an 8.65% interest rate and requires payments of $15,371 monthly. The proposed loan is expected to have an interest rate of 6.0%-6.5%, but is HUD-insured and has high financing fees. The Operating General Partner is investigating other options to find the most favorable loan conditions available, including discussions with the Longmont Housing Authority that has expressed an interest in purchasing the Operating General Partner’s interest. These discussions are currently on-hold pending receipt of an appraisal. The Investment General Partner will work closely with the Operating General Partner in evaluating the conditions of the proposed loan. The Operating General Partner continues to fund all operating deficits and accounts payable are current. All taxes, insurance and mortgage payments are current.
Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. In 2005 the property operated with an average occupancy of 82%. The average occupancy improved to 92% in the first quarter of 2006. The Investment General Partner will continue to monitor the property to ensure that occupancy stabilizes and the property continues to operate above breakeven. All taxes, insurance and mortgage payments are current
(Series 23). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2006, the series, in total, generated $1,689,035 and $1,502,046, respectively in passive income tax losses that were passed through to the investors and also provided $1.19 and $1.31, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 23 was $2,647,858 and $8,808,920, respectively. The decrease is a result of the way the Fund accounts for the investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $6,598,250, $5,725,483, and $2,378,745, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
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

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. The Tax Credit delivery began in 1996 and ends in 2006. The compliance period ends in 2010. The property has been unable to break even due to high bad debt expenses, unit turnover costs and rental concessions. Although operating expenses have decreased, they still exceed the Investment General Partner’s state average. The property experienced no change in occupancy from 2004 to 2005, maintaining a 90% average for both years. The property benefited from Hurricane Katrina evacuees in fourth quarter 2005, but was disadvantaged when evictions were on the rise due to problematic tenants and criminal activity. Management has since adopted more stringent resident screening policies, and strengthened the quality of its resident base. The property incurred high turnover costs and rental concession losses throughout the third and fourth quarters of 2005. The management’s marketing push has been effective in generating traffic to the property and management began eliminating rental concessions in early 2006. The unaudited results for the 2006 first quarter show a slight decrease in operating expenses and cash expended. Management reports an occupancy average of 90% for the first quarter of 2006. The property’s mortgage and real estate taxes are current. The Operating Partnership funded the 2005 cash shortfall of approximately $280,000 by accruing management fees due to an affiliate of the Operating General Partner, and by accruing payables not more than 60 days. The operating deficit guarantee is unlimited until December 2010.
Mid City Associates (Mid City Apartments) is a 58 unit, scattered site family property located in Jersey City, NJ. Through the first quarter of 2006 the property has an occupancy rate of 98%. The property is projected to have a positive cash flow in 2006, through first quarter 2006 the property generated $12,441 of cash. A 3% rent increase was approved by the state agency when leases expire. In 2006 it is estimated about 75% of the units will gradually shift to the new rents. This will increase revenues about $15,000 in 2006. The mortgage and taxes are current.
South Hills Apartments, LP (South Hills Apartments) is a 72 unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 77% in 2005. The average occupancy decreased slightly to 74% through the first quarter of 2006. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. Management’s request for a rent increase from HUD was denied due to the lack of funds. The Operating General Partner completed a site management change at the end of the fourth quarter. They are currently offering a $100/month rent reduction for the first 12 months for all new tenants. It has recently has come to the Investment General Partner’s attention, that unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Over the past three years, there have been four different managers at the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. Current tenant files are being audited for tax compliance standards. After reviewing prior year 8823s, management was able to correct the 2002 and 2004 issues. Nebraska Housing Authority has issued corrected 8823 for 2002 and 2004. Management continues to work on the issues noted in 2003’s 8823 and indicated that only two apartments left to be rented in order to clear the 8823. Per an agreement with the Operating General Partner, the management company

(an affiliate of the General Partner) is deferring all fees until operations improve. The Operating General Partner continues to fund the operating deficits, as needed. The property’s mortgage, taxes and insurance are all current.
Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy (SRO) property, for special needs residents, located in Sacramento, CA. In 2004, the property operated below breakeven, despite strong occupancies, due to high operating expenses. In 2004, the management contract was renewed and restructured, allowing the management company to chargeback to the partnership certain administrative expenses, including monthly accounting fees for bookkeeping. This resulted in an increase in administrative expenses. Also, some extraordinary expenses were recorded, such as bad debt for previous years, and tax lien payments. The tax lien was discovered upon follow up with the Operating General Partner of extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The Operating General Partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The Operating General Partner is working with the city to get this tax lien overturned. The Operrating General Partner has retained legal counsel to represent them with regards to this matter. There has been no resolution to date. In the meantime, the partnership continues to make payments in accordance with a payment plan as required by the city to avoid being declared in default. In 2005, the management company made efforts to reduce payroll and maintenance expenses. In the first quarter of 2006, this property continued to operate at a surplus with average physical occupancy of 98%. The property’s mortgage, taxes and insurance are all current.
Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Occupancy averaged 82% in 2005 and the property generated cash of $28,078. The first quarter of 2006 average occupancy increased to 92% and the property had generated cash of $53,847. The Investment General Partner will continue to monitor the property to ensure that occupancy stabilizes and the property continues to operate above breakeven. All taxes, insurance and mortgage payments are current.
Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. In the first quarter of 2006, average occupancy was 76%, a slight decrease from last quarter’s average of 88%. This reduction was due to the slower rental activity in December through mid-February. However, rental activity picked up in late February and early March and occupancy increased to 92% by the end of March. To attract applicants, the management company continues to offer concessions, such as $99 first month’s rent and tenant referral fees. Rents were also reduced by $150 to be competitive with other properties in the area. The average rent decrease for both affordable and market-rate apartments in Longmont and Boulder $175 per unit. Accounts receivable continues to be an issue, although the management company aggressively files late notices and pursue evictions to discourage delinquencies. In November 2005, the Operating General Partner proposed a refinancing to reduce the debt service, which is currently at 51% of the rental income. The existing loan has an 8.65% interest and requires payments of $15,371 monthly. The proposed loan is expected to have an interest rate of 6.0%-6.5%, but is HUD-insured and has high financing fees. The Operating General Partner is investigating other options to find the most favorable loan conditions available including discussions with the Longmont Housing Authority that has expressed an interest in purchasing the Operating General Partner’s interest. These discussions are currently on-hold pending receipt of an appraisal. The Investment General Partner will work closely with the Operating General Partner in evaluating the conditions of the proposed loan. The Operating General Partner continues to fund all operating deficits and accounts payable are current. All taxes, insurance and mortgage payments are current.
(Series 24). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at March 31, 2006. Out of the total, 23 were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,061,856 and $857,412, respectively, in passive income tax losses that were passed through to investors and also provided $1.11 and $1.15, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 24 was $1,590,415 and $5,663,873, respectively. The decrease is primarily the result of the way the Fund accounts for the investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued
For the years ended March 31, 2006, 2005, and 2004, the net loss of the Series was $4,785,221, $2,435,902, and $967,714, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses recorded. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the “Calhoun Partnership”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). Zwolle Partnership (Lakeway Apts) sustained major damage to shingles, roof vents and windows due to Hurricane Rita. Roofing has been repaired for $41,940 and the partnership is currently receiving bids for window repairs and replacements. Asset management is trying to ascertain from the management company when repairs will be completed and whether or not insurance proceeds have been received. The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total. The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property. Occupancy in 2005 averaged 88%. The property is operating below breakeven due to the vacancies and high operating expenses. Operating expenses are running higher than budgeted as a result of Westhab’s program to re-stabilize the property. Expense levels were expected to normalize once the transition and re-stabilization was complete, however re-stabilization is taking longer, and proving more difficult, than expected. The Operating General Partner has been requesting withdrawals from reserves to help fund some of the operating deficits and is funding the remainder with deferred management fees, and infusions of cash. The Investment General Partner had a meeting with the Operating General Partner to further discuss the project’s viability. The Operating General Partner restated their commitment to the property and expressed a willingness to continue funding deficits until the property stabilizes. They have a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The Operating General Partner received a grant from the state (“Main Street Grant”) which will be used for some exterior building improvements. The Operating General Partner met with the tax assessor to request some relief in property taxes. As of June 2006 the taxes will be reduced to and fixed at $600 per unit resulting in an annual savings of $27,567. They have requested the lender explore the option of a refinance. In the short term, they are advertising on Craig’s list, holding open houses for homeless families, and exploring other programs to lease units throught various means, including Shelter Plus Care and a DHS program for the working poor. The Investment General Partner will continue to monitor this Operating Partnership until property operations have stabilized.
Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The average occupancy for this property in 2005 was 97% and the average occupancy for the first quarter 2006 was 97%. Occupancy has been higher due to victims of Hurricane Katrina coming to reside at the property. Despite the increase in occupancy levels, the property continues to operate below breakeven due to higher operating expenses.
The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer’s report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; and metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer’s report and address the issues as they presented. In 2006, $111,300 in repairs were included in the budget to address the structural issues; however, to date the high operating expenses are not allowing for the cash to be available to make the improvements.
The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are on going. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.
Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The Operating General Partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in January 2005. Since the new management has taken over, operations have improved through the fourth quarter of 2005 with average occupancy of 87%. Due to the high vacancy rates in the first half of 2005 the property did not operate above breakeven for the year. From July through December 2005 the occupancy improved to an average of 91%. In the first quarter of 2006, average physical occupancy further improved to 96%, and as of March 2006 the property was operating with 97% physical occupancy. The Operating General Partner renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.
Century East IV, LP (Century East IV Apartments) is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 91%. In the first quarter 2006, four residents moved out and average occupancy dropped to 79%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.
Century East V, LP (Century East V Apartments) is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 91%. In the first quarter 2006 average occupancy was 92%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.
North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. In February 2006, there was a fire in one unit that completely destroyed the unit. There were no injuries reported from the fire. The unit required a complete rehab with repairs totaling $25,000. The repairs were funded with proceeds from the insurance claim filed by management. As of May 2, 2006, all repairs have been made and the unit is ready to be occupied.
Centenary Housing, LP. (Centenary Tower Apartments) is a 100 unit senior property located in St. Louis, MO. The property was placed on watch effective January 2006 since operating expenses exceeded the state average by 25% in 2005 and as of March 31, 2006 surpasses the state average by 30%. The primary drivers of the increased expenses are administrative expenses, bad debt, maintenance and utilities. The Investment General Partner is working with management to control administrative and maintenance costs and increase collections, as well as seek energy efficiency alternatives. Although occupancy historically averages approximately 99%, bad debt expense is 3% of the rental income and needs to be improved. All real estate tax, insurance and mortgage payments are current. The Operating General Partner’s obligation to fund operating deficits in unlimited in time and amount.
(Series 25). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at March 31, 2006. Out of the total, 21 were at 100% Qualified Occupancy.
For the tax year ended December 31, 2005 and 2004, the series, in total, generated $525,837 and $1,576,398, respectively, in passive income tax losses that were passed through to investors and also provided $1.22 and $1.24, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 25 was $7,307,685 and $11,624,522, respectively. The decrease is a result of the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $4,639,738, $2,599,663, and $1,564,406, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses recorded. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property produced credits from 1995 through 2005 with compliance ending in 2009. The property has suffered from an interest rate of 11.03%, which has resulted in a very high debt service. The rate has been locked; however, it is expiring in June of 2006. The Operating General Partner, aided by the Investment General Partner, is in the process of refinancing his loan to much more favorable terms. The new debt service will reduce the per annum debt by $94,881. The loan is scheduled to close around June 2006. The property reflected an occupancy rate of 95%, while expending $20,596 in 2005. During the first quarter of 2006 the property reflected an occupancy rate of 92%, while expending $748. The Operating General Partner will continue to fund any deficits if needed. With the reduced debt there should be no need to fund any deficits moving forward.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360 unit apartment complex located in Indianapolis, Indiana. In January of 2005, the partnership underwent a change in Operating General Partner, which was accompanied by a change in management. Despite average occupancy of 93% for the year, the property did not break even in 2005 due to high operating expenses. Operating expenses averaged $4,735 per unit in 2005, 14% above the state average. The new Operating General Partner and management company continue to work to leverage their considerable strengths in the Indianapolis market in order to lower operating expenses, which declined 5% in 2005. In 2005 the property also experienced a decline in rental revenue from 2004 levels, due to an aggressive evictions campaign, the purpose of which was to rid the property of residents who were delinquent in their rent payments, or had engaged in criminal activity since taking residence at the property. Occupancy was 92% through the first quarter of 2006, showing a slight decline from the 93% average in 2005. Annualized operating expenses have increased significantly in early 2006, rising 9% over 2005 levels, as a 10% decrease in maintenance expenses was offset by a 22% increase in administrative expenses and a 27% increase in utilities expenses. The increase in utilities expenses is due primarily to seasonal expenses which should decline significantly through the summer months. The Investment General Partner will work with management to return operating expenses to 2005 levels and to continue the improvements made during that year. The Operating General Partner continues to fund operating deficits. The Operating General Partner’s obligation to fund operating deficits is limited to $150,000 in subordinate loans outstanding at any one time.
Lenox Associates, LP (Lenox Avenue Apartments) is an 18-unit property, with two commercial spaces, located in Harlem, NY. In the first quarter of 2006, the property had an average occupancy of 100% and operated above breakeven. The renovation work on the commercial space was completed in the fourth quarter of 2005 and was leased as of May 2006. There was a delay in leasing because most applicants were restaurants or liquor stores, uses that are unsuitable or undesirable for the space. The additional income due to the new commercial space is $3,500/month and cash flow is expected to increase even more with this income. The 2004 audit showed withdrawals by the Operating General Partner that were not in accordance with the Partnership Agreement. At the same time, the Operating General Partner is requesting to withdraw from the Partnership as he focuses his business on commercial, rather than residential, real estate. The proposed replacement Operating General Partner is the president of the management company, Poko Management. The proposed replacement Operating General Partner agreed to pay for capital improvements totaling the amount of the improper distribution to resolve the issue. According to Poko, all work has been completed and invoices and evidences of payment will be submitted to the Investment General Partner for review. The mortgage, taxes, and property insurance are all current. As the operations have improved and stabilized, special disclosure will not be reported in the future.
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
On November 23, 2005 the United States Tax Court issued final agreements reporting no changes for the tax years ending 2000 and 2001. Additionally, on December 28, 2005 the Internal Revenue Service issued a Partial Agreement, Closing Agreement on Final Determination Covering Specific Matters for the years ending 2005 and 2006. Under this agreement the credits and depreciation expense adjustments applicable to 2000 and 2001 will be made in the years ending in 2005 and 2006 to avoid amending tax returns for the years 2000 and 2001. The M.R.H. lost approximately .18% $52,688 in tax credits and $16,436 in depreciation expense for each year 2005 and 2006. The 2000 and 2001 audits are closed.
Rose Square, LP (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. The property operated above breakeven in 2005 due to increasing occupancy and operating expenses that are below the state average. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events, helping to increase interest in the property. As a result, average occupancy has increased to 94% through the first quarter of 2006 and the property is operating above breakeven
Century East II Apartments, LP (Century East II Apartments) is a 24 unit property located in Bismarck, ND. Average occupancy for 2005 was 87%, and the first quarter 2006 average occupancy was 92%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.
(Series 26). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,022,192 and $1,958,619, respectively, in passive income tax losses that were passed through to investors and also provided $1.18 for both years in tax credits per BAC to the investors.

As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 26 was $10,433,834 and $17,047,575, respectively. The decrease is a result of the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $7,162,231, $5,623,588, and $1,910,450, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses recorded. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Series 26 has invested in 6 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The operating partnerships are Beauregard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb Apartments, A LDHA. Beauregard Apts, Brookhaven Apartment and TR Bobb sustained minor damage to shingles, roof vents, window screens and fences due to Hurricane Rita. All repairs for Beauregard Apts were completed in the first quarter of 2006 and were paid for out of operations. Repairs for Brookhaven Apts and TR Bobb have not yet completed and the Investment General Partner is trying to ascertain from the management company when the repairs will be completed. Southwind Apts sustained major damage to shingles, siding, decking and pilings missing from buildings due to Hurricane Rita. All repairs for Southwind Apts were completed in January 2006 and were covered by insurance proceeds totaling $24,150.48.
Cameron Apartments, a 40 apartment complex was completely destroyed by Hurricane Rita and all residents evacuated safely. The National Flood Insurance Program has underwritten the project a complete loss. Insurance proceeds totaling $1,575,000 have been received and are being held by Fannie Mae in an interest bearing account until the Investment Limited Partner gives approval for distribution of the funds. The General Partner is working with the Louisiana Housing Finance Agency to obtain IRS approval for; (1) permission to move the complex to another site within the Gulf Opportunity Zone; (2) permit the Partnership to file a tax credit application to secure additional tax credits for the costs to rebuild; and (3) waiver of any and all tax credit recapture penalties. In addition, the Investment General Partner is analyzing various options to maximize the return to the Investment Partnership and avoid tax credit recapture. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total. The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
Country Edge, LP (Country Edge Apts.) is a 48 unit property located in Fargo, North Dakota. Average occupancy for 2005 was 88%. Fourth quarter 2005 average occupancy shows a downward trend in occupancy levels with the three month average being 82%. Average occupancy for the first quarter 2006 was 67%. The property’s occupancy issues arose because of issues surrounding a large refugee population in the area. A number of refugees had rented apartments after meeting the resident selection criteria. However, a few of the residents had criminal backgrounds that were not exposed during the typical background check. Management has been evicting problem and non-paying residents, however, due to over building in the Fargo, North Dakota area, units are remaining vacant. The Operating General Partner/management company continues to offer rent concessions and rate reductions as a rental incentive. Security has been stepped up at the property and Luthurian Social Services is counseling the existing population to help curb any issues. The Investment General Partner will continue to work with the Operating General Partner to stabilize occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.
Grandview Apartments, LP (Grandview Apts.) is a 36 unit property located in Fargo, North Dakota. Average occupancy for 2005 was 89%. The average occupancy for the first quarter 2006 was 83%. Overbuilding and a soft rental market in the Fargo, North Dakota area are causing high vacancy rates. The management company continues to offer rental concessions and rate reductions until occupancy has stabilized. Turnover at this property remains high. Concessions, rate reductions and fluctuating occupancy levels have contributed to the negative cash flow at the property. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.
Calgory Apartments II, LP (Calgory Apartments II) is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 87%. The average occupancy for the first quarter 2006 was 93%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner continues to lower rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.
Grayson Manor, LP (Grayson Manor Apartments) is a 32 unit apartment development located in Independence, VA. In May 2005, the property suffered a lightning strike and subsequent fire. The resulting damage forced the residents of 8 units from their apartments. Those living in 6 of the 8 units were allowed to return to their homes after the building’s sprinkler system was re-activated, approximately one week later. The 2 remaining units and the attic area above them suffered substantial damage and the units were unoccupied while construction and repairs were being completed. As of September 2005, all construction and repair work was completed and the units were re-occupied. High operating expenses and overfunding of the replacement reserve prevented Grayson Manor from generating cash in 2005. In the first quarter of 2006, expenses were below budget and the property is now generating cash. Occupancy averaged 99% for the first quarter of 2006.
Calgory Apartments III, LP (Calgory Apartment III)is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 87%. The average occupancy for the first quarter of 2006 was 86%. Despite 2005 average occupancy rates of less than 90%, the property is anticipated to operate above breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.
Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. Average occupancy for 2005 was 90%. Vacancy and concession loss, as well as excessive bad debt, have caused this property to operate below break even. The Investment General Partner visited the property in January 2006, and has since made recommendations to the Operating General Partner to improve the performance of the property. Occupancy averaged 84% in the first quarter of 2006. The Operating General Partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the General Partner’s Construction Guaranty.
Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. Average occupancy in 2005 was 87%. In the first quarter 2006 four residents moved out and the average occupancy dropped to 67%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the Operating General Partner lowers rental rates whenever occupancy levels drop below 90%. The Investment General Partner will continue to work with the Operating General Partner to monitor operations and occupancy at the property. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.
(Series 27). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,025,760 and $1,425,916, respectively, in passive income tax losses that were passed through to investors and also provided $1.14, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 27 was $9,322,441 and $12,001,035, respectively. The decrease is a result of the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006, 2005, and 2004, the net loss of the series was $3,087,823, $2,241,006, and $1,076,184, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses recorded. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Series 27 has invested in Magnolia Place Apartments Partnership (the “Calhoun Partnership”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). Magnolia Place Apts sustained major flood damage as well as damage to flooring, appliances, decking, sheetrock, roof vents, shingles and siding due to Hurricane Katrina. Shortly after the storm, the General Partner took immediate action to remove carpets and fixtures that might create an environment for mold. All but 12 apartments will require removal of both wall and ceiling drywall. Removal of drywall has been completed on the damaged apartments and wall installation began on January 9, 2006. Kitchen cabinets were installed during the months of February and March and have been completed as of March 31, 2006. All roofs have been replaced and all apartments have been treated for mold prevention. Insurance proceeds of $1,236,866 have been distributed to the General Partner and have been deposited into a Magnolia Development Account with the lender controlling the distribution of funds. Estimated cost to repair the complex is $1,066,238. Any insurance proceeds remaining after repairs have been made will be distributed in accordance with the Partnership Agreement. The affordable housing property owned by the Calhoun Partnership is located in Mississippi and consist of 40 apartment units in total. The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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

Centrum Fairfax II, LP (Forest Glen at Sully Station Phase II) is a 119 unit senior complex located in Fairfax, VA which has historically experienced low occupancy. In 2004, average physical occupancy was 83%. Through the fourth quarter of 2005, the average occupancy was 77%. As of the first quarter of 2006, average occupancy increased to 89% and as of March 2006 physical occupancy was 97%. The Operating General Partner has requested the Investment General Partner’s approval to convert one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). The Operating General Partner will be relocating the one bedroom residence from adjacent phase I to phase II which would improve the overall performance of the project. The Operating General Partner started the conversion process in the fourth quarter of 2005. The Investment General Partner is currently reviewing their request to convert the units. The property is in excellent physical condition. The Operating General Partner’s contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the Operating General Partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.
Holly Heights, LP (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 92% for 2005. Occupancy decreased slightly and averaged 90% through the first quarter of 2006. The site manager stated there has been increased activity at the property due the increase in the military population at the area base. Despite the recent upswing in occupancy compared to 73% in 2004, there are still limited job opportunities in the area, and as a result, residents continue to move to other areas to find work. Also, management continues a strong campaign of evicting residents who do not pay their rent. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of 1 month free rent and other incentives, such as lower rents, no security deposits and increased resident referral rewards. As a result of the low occupancy, there is negative cash flow and high payables. In addition, the property suffers from a high interest rate on the permanent mortgage. Debt service at the subject property adversely effects the property’s overall operations. Management has presented the loan to various lenders, but NOI cannot support a new loan. The Investment General Partner will continue to closely monitor the property. The Operating General Partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.
Angelou Court (Angelou Court Apts.) is a 23 unit co-op property located in Harlem, New York. In 2005 and in the first quarter of 2006, the partnership operated above break-even partly due to a 10% rent increase in January 2005 that added approximately $20,000 to the annual rental revenue and a 2% rent increase effective January 2006 that added approximately $3,500 to annual rent revenue. However, accounts payables and receivables are high. Operating expenses are high and poor collections remain a problem at the property. The Operating general Partner, along with management, continues to explore options to reduce costs, including tenant education on conservation and applying to non-profit agencies for assistance and possible grants to cover increased utility costs. The Investment General Partner continues to work with the Operating General Partner to improve operations and met with the Operating General Partner and management in March 2006 to discuss issues and view the property. In line with the cooperative documents, management is now charging residents for unit maintenance expense. In the fourth quarter of 2005, the Operating General Partner requested a cash refund of a water and sewer credit of $25,000 that resulted from a review of past estimated billing. The cash refund is needed because the property is already paying water and sewer out of a monthly escrow. This escrow amount has been reduced to more accurately reflect actual usage. An energy audit has been conducted to monitor consumption and estimated upcoming usage in attempt to reduce costs. However, management did not provide a copy of the report to date. The property pays no property taxes as the result of their non-profit, tax-exempt status. The Operating General Partner is exploring options to propose an additional special rent increase to cover expenses at the property.
Kiehl Partners (Park Crest Apartments) is a 216 unit property located in Sherwood, AR. In 2005, occupancy averaged 85% and the property expended $42,000. Low occupancy, a dramatic rise in administrative, bad debt and maintenance expenses were responsible for the cash deficit. In November 2004, both the property manager and assistant property manager, who had effectively managed the property, resigned from their positions. At that time, new staff was hired and the property’s performance steadily declined due to mismanagement by means of lack of collection control and deferred maintenance. Additionally, the site suffered from a lack of regional supervision from August 2005 until January 2006. At year-end, new on-site and regional staff has been hired. Further, training is being provided to ensure corporate policies and procedures are being implemented. The regional manager and on-site management are focused on strengthening the resident base and improving collections. Occupancy averaged 79% during the first quarter of 2006. Occupancy is not expected to improve until the third quarter of 2006, when management completes its evictions of non-paying and problem residents. The Operating General Partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the General Partner’s Construction Guaranty.
(Series 28). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,693,762 and $1,892,030, respectively, in passive income tax losses that were passed through to investors and also provided $1.05 for both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 28 was $14,091,283 and $19,465,921, respectively. The decrease is a result the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006, 2005, and 2004, the net loss of the series was $5,883,069, $4,547,831, and $1,734,215, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Series 28 has invested in 6 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer

Calhoun (the “Reimer Calhoun Group”). Bienville III Apts, Cottonwood Apts, Jackson Place Apts and Maplewood Apts sustained minor damage to siding, shingles, roof vents and roofs due to Hurricane Rita. All repairs for Bienville III Apts were completed on October 24, 2005. All repairs for Cottonwood Apts were completed on December 10, 2005. All repairs for Jackson Place were completed on January 27, 2006. All repairs for Maplewood were completed on March 19, 2006. The repairs for all four properties damaged during Hurricane Rita were paid for out of operations. No insurance proceeds were received. The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total. The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in Bronx, New York. The property had below breakeven operations due to low occupancy and high debt service payments. The partnerhip had an average occupancy of 78%. Vacant units due to the evictions of non-paying residents remain vacant. Per the management company, this is due to the lack of credit-worthy applicants. In 2003, the partnership recorded a $112,000 loan from the Operating General Partner to pay for a tax lien. This loan is being repaid at 7% interest. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the Operating General Partner, without reimbursement, as part of his obligation to complete construction of the property per the Partnership Agreement and the Development Agreement. The Investment General Partner’s repeated requests to restructure the loan were not heeded. In September 2005, legal counsel sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The Operating General Partner’s response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the partnership showed at least $60,000 in liens incurred by the Operating General Partner that was never reported to the Investment General Partner. The Investment General Partner is considering the removal of the Operating General Partner if these issues remain unresolved. Three non-profits in the Bronx/Harlem area have been contacted as potential replacement Operating General Partners. The Investment General Partner continues to monitor this property. The mortgage, property taxes and insurance are current.

Clubview Partners (Park Plaza 1 and 2) is a 128 unit property located in West Memphis, AR. The property operated below break even during the first and second quarters of 2005. Management succeeded in strengthening the property’s resident base; consequently, occupancy improved and bad debt decreased substantially during the last four months of 2005. Buoyed by its year-end performance, the property broke even in 2005 and had an average occupancy of 90%. A visit to the site by the Investment General Partner in January 2006 confirmed an improvement in operations. Occupancy averaged 98% in the first quarter of 2006 allowing the property to generate cash. Pending one additional quarter of break-even operations, the property will be removed from the watch list during the second quarter of 2006. Despite the fact that his guarantee has expired, the Operating General Partner continues to fund cash shortfalls at the property. The Operating General Partner is very active in the tax credit business and has ample incentive, and resources, to continue supporting deficits.
Jackson Place Apartments, L.P. (Jackson Place Apartments) is a 40 unit development located in Jackson, LA. The property operated at a deficit of $15,262 in 2005, when using required reserves. In the first quarter of 2006, the property’s occupancy averaged 98%, an increase from 95% in 2005. Flat rental rates continue to keep the property from cash flowing even as operating expenses continue to be below state average. The property sustained minor shingle damage from Hurricane Rita. Repairs were completed in January of 2006 and costs were paid for from operations.
Maplewood Apartments Partnership, (Maplewood Apartments)is a 40 unit development located in Winnfield, LA. The property operated at a deficit of $32,671 while maintaining a 92% occupancy rate. The loss was directly attributable to stagnant rents and excess expenditures in maintenance and administration costs. In the first quarter of 2006 occupancy increased to 97%, yet the property operated at a deficit of $4,811. Moving forward occupancy needs to stabilize, a rental increase needs to be applied for and expenditures need to be controlled to mitigate any future losses. The Operating General Partner has an Operating Deficit Guarantee, which is unlimited in time and amount.
Sumner House LP (Sumner House Apartments) is a 79 unit property located in Hartford, CT. Average occupancy of 74% in 2005 and high operating expenses resulted in negative cash flow. Through the first quarter 2006, occupancy improved averaging 92%. The property has spent over $17,000 in repairs in first quarter 2006 in order to update units and change carpeting. These repairs were needed in order to increase the overall appeal of the property. Regarding the area, drug activity, high crime, and a recent murder on the premises has disrupted operations and attributed to recent turnover. The Operating General Partner is focused on building a better reputation for the property and surrounding area and working with the local police to increase safety. The operating General Partner implemented a strict resident selection process and is very optimistic about the future of this property and surrounding area. All taxes, insurance, and mortgage payments are current for this property.
(Series 29). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004 the series, in total, generated $2,899,511 and $2,105,986, respectively in passive income tax losses that were passed through to investors, and also provided $0.98 and $1.08, respectively, in tax credits per BAC to the investors.

As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 29 was $10,142,930 and $13,896,918, respectively. The decrease is a result the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006, 2005, and 2004, the net loss of the series was $4,116,892, $5,923,465, and $3,277,673, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee. The decrease in net loss is mainly attributed to impairment losses recorded in 2005, as well as a fire at one of the Operating Partnership which is discussed below. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Series 29 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). Edgewood Apts sustained minor damage to shingles, siding and roof vents due to Hurricane Katrina. Repairs have not yet been completed for Edgewood Apts. The Investment General Partner is trying to ascertain from the management company when the repairs will be completed. Westfield Apts sustained major damage to shingles, decking and water damage all due to Hurricane Rita. All repairs for Westfield Apts were completed on March 11, 2006 and were paid for through insurance proceeds totaling $116,047.68. Westfield Apts, which is located in Welsh, Louisiana, is approximately 100 miles from Baton Rouge, the nearest large city, has also struggled from a failure to attain projected rents. The General Partner has an unlimited guarantee, which it has continued to honor when necessary. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total. The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2004. The main reason for its cash expenditure is its low occupancy, which averaged 65% in 2005. The Operating General Partner felt that the property was operating below breakeven due to the performance of the management company. The Operating General Partner took over management of the property at the beginning of the first quarter of 2005. At that time, they evicted a number of non-paying residents and the re-leasing of the units has been slow, which has caused the property to continue to operate below breakeven throughout 2005. The Operating General Partner has funded all deficits. In the past the Operating General Partner has had difficulty reporting in a timely manner. The property continues to struggle with occupancy and was 63% occupied at the end of the first quarter of 2006. The Operating General Partner has made several changes to improve the management and leasing of the property. In the past, they have employed a resident as the on-site manager and have not had a dedicated property phone line. They have now set up a business line and have noticed that the telephone calls have been fairly steady. The property is bordered by three apartment communities and it is the only property that offers three bedroom units. The Operating General Partner has made contact with the managers of the adjacent communities who have indicated they will refer applicants looking for three bedroom units to Lombard Partners, LP. The Investment General Partner will be working closely with the new management company and the Operating General Partner to improve reporting for the property.
Lincoln Hotel Partnership, LP (Lincoln Hotel), is a 41 unit single-room occupancy (SRO) property located in downtown San Diego, CA. In 2005, the partnership operated with average physical occupancy of 98%. In first quarter 2006, this property continues to operate with strong average physical occupancy of 98%.
Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. The property operated at a deficit of $5,323. The property was able to increase its occupancy in the first quarter of 2006 to 86% from the prior year of 81%. This increase allowed the property to operate at a surplus of $887. If occupancy can sustain at current levels the property will begin to function as a more viable asset. The Operating General Partner continues to fund all deficits.
Forest Hill Apartments, L.P. (The Arbors) is an 85 unit, Senior Property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire. The Operating General Partner received an initial insurance payment totaling $500,000 and it was determined that the building should be razed due to the significant fire and water damage. After bidding the property repairs, the Operating General Partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The Operating General Partner’s primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more then $10,000. The Operating General Partner appealed their initial determination regarding additional coverage and in February the appeal was denied. The Operating General Partner is looking for alternative sources to fund the re-construction of the property. The construction is anticipated to start in mid May. The Operating General Partner received an additional insurance payment totaling $3 million dollars, representing the insurance company’s estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender. The lender approved the release of sufficient insurance proceeds of $148,000 to raze the property which occurred in the third quarter of 2004.

As of March 31,2005, construction had not begun at the property as the Operating General Partner is not prepared to fund the current $1.8 million difference between replacement cost, including the code changes and the insurance proceeds allocated to the project to date. The insurance company, as noted above, has taken the position that the policy covers only $10,000 of the code changes. However the Operating General Partner believes their policy should cover up to $2.5 million dollars in code changes. The Operating General Partner has been diligently attempting to get a resolution to code change coverage and has provided the Investment General Partner with e-mails and documents supporting their efforts. The insurance company has continued to use stalling tactics, pushing the claim from one underwriter to another.
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
Kiehl Partners (Park Crest Apartments) is a 216 unit property located in Sherwood, AR. In 2005, occupancy averaged 85% and the property expended $42,000. Low occupancy, a dramatic rise in administrative, bad debt and maintenance expenses were responsible for the cash deficit. In November 2004, both the property manager and assistant property manager, who had effectively managed the property, resigned from their positions. At that time, new staff was hired and the property’s performance steadily declined due to mismanagement by means of lack of collection control and deferred maintenance. Additionally, the site suffered from a lack of regional supervision from August 2005 until January 2006. At year-end, new on-site and regional staff has been hired. Further, training is being provided to ensure corporate policies and procedures are being implemented. The regional manager and on-site management are focused on strengthening the resident base and improving collections. Occupancy averaged 79% during the first quarter of 2006. Occupancy is not expected to improve until the third quarter of 2006, when management completes its evictions of non-paying and problem residents. The Operating General Partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the General Partner’s Construction Guaranty.
(Series 30). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,057,039 and $1,460,823, respectively, in passive income tax losses that were passed through to investors and also provided $1.06 for both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 30 was $8,375,824 and $12,475,745, respectively. The decrease is a result of the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $4,320,595, $3,119,175, and $1,541,998 respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee.

The increase in net loss is mainly attributed to impairment losses recorded. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Bellwood Four, LP (Whistle Stop Apartments) is a 28 unit family complex in Gentry, AR. This property has historically had trouble with occupancy. The site manager states that it has been difficult to find income qualified tenants who can still afford the rent. Occupancy through first quarter 2006 was 93%. This was an improvement from the 2005 average occupancy of 91%. The property is also projected to generate a positive cash flow in 2006.
Mesa Grande, LP (Mesa Grande Apartments) is a 72 unit, family property located in Carlsbad, New Mexico. In April 2003, the mortgage lender issued a default notice and, after the Operating General Partner took no steps to remedy the situation, accelerated the note. In November 2003, the Investment General Partner replaced the management company. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response. Due to the unresponsiveness, the Fund filed a civil action against the Operating General Partners with the intent to force them to honor their obligation and fund all operating deficits. In October 2004, the Investment General Partner replaced the Operating General Partner with an affiliate of the Investment General Partner.
In September 2004, the non-performing loan was sold to a new lender who issued an acceleration notice in October 2004. The Investment General Partner reviewed options to correct the loan default. Property operations had been suffering due to market conditions, but also from high payables and deferred maintenance which were a direct result of the negligence of the former Operating General Partner. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of its negligence. The Investment General Partner reviewed the cash needs of the property and met with the lender during the fourth quarter of 2004 to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process in December 2004.
Throughout 2005, the Investment General Partner made several attempts to resolve the debt, all of which were rejected by the Lender. On November 16, 2005, the Investment General Partner received a Notice of Non-Compliance with Section 42 from the New Mexico Mortgage Finance Authority (NMMFA). The management company addressed as many of the cited issues as it could with funds available from the property, but was unable to make some roof and exterior repairs because the Lender declined to release insurance proceeds it had received related to these repairs.
The Lender suspended active efforts to foreclose its mortgage throughout most of 2005, but in December informed the Investment General Partner that it intended to proceed with its foreclosure action. On January 13 2006, the Lender filed a motion for Summary Judgment in the foreclosure action. After determining that the Partnership did not intend to contest the judgment of foreclosure, the Lender proposed that the Partnership and NMMFA stipulate to a judgment of foreclosure. Documents have been circulated and it appears likely that foreclosure will be concluded in the second quarter of 2006.

On May 1, 2006, the Lender took possession of the property pursuant to it’s mortgage and directed the tenants to pay all rents to an entity affiliated with the Lender. The Investment General Partner is evaluating the Partnership’s options with regard to the Lender’s action.
Sunrise Homes, LP (Sunrise Homes and Broadway Place Apartments) consists of two family properties containing a total of 44 units, located in Hobbs, New Mexico. In April 2003, the mortgage lender issued a default notice and, after the Operating General Partner took no steps to remedy the situation, accelerated the note. In November 2003, the Investment General Partner replaced the management company. Throughout 2004, the Investment General Partner and the management agent made numerous requests for funding from the Operating General Partner, with no response. Due to the unresponsiveness, the Fund filed a civil action against the Operating General Partners with the intent to force them to honor their obligation and fund all operating deficits. In October 2004, the Investment General Partner replaced the Operating General Partner with an affiliate of the Investment General Partner.
In September 2004, the non-performing loan was sold to a new lender who issued an acceleration notice in October 2004. The Investment General Partner reviewed options to correct the loan default. Property operations had been suffering due to market conditions, but also from high payables and deferred maintenance which were a direct result of the negligence of the former Operating General Partner. The Investment General Partner filed a lawsuit against the former Operating General Partner to recover all operating deficits incurred as a result of its negligence. The Investment General Partner reviewed the cash needs of the property and met with the lender during the fourth quarter to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process in December 2004.
Throughout 2005, the Investment General Partner made several attempts to resolve the debt, all of which were rejected by the Lender. On November 16 2005, the Investment General Partner received a Notice of Non-Compliance with Section 42 from NMMFA. The management company addressed as many of the cited issues as it could with funds available from the property, but was unable to make some roof and exterior repairs because the Lender declined to release insurance proceeds it had received related to these repairs.
The Lender suspended active efforts to foreclose its mortgage throughout most of 2005, but in December informed the Investment General Partner that it intended to proceed with its foreclosure action. On January 13 2006, the Lender filed a motion for Summary Judgment in the foreclosure action. After determining that the Partnership did not intend to contest the judgment of foreclosure, the Lender proposed that the Partnership and NMMFA stipulate to a judgment of foreclosure. Documents have been circulated and it appears likely that foreclosure will be concluded in the second quarter of 2006.
On May 1, 2006, the Lender took possession of the property pursuant to its mortgage and directed the tenants to pay all rents to an entity affiliated with the Lender. The Investment General Partner is evaluating the Partnership’s options with regard to the Lender’s action.
JMC, LLC (Farwell Mills Apts.) is a 27 unit development located in Lisbon, ME. During the second half of 2005, slow turnover of vacant units and application processing delays caused occupancy to suffer. The property expended $19,000 and occupancy averaged 89% in 2005. Occupancy averaged 96% during the first quarter of 2006. Despite the improvement in occupancy, the property expended $3,500 due to high seasonal utility expenses. If 2006 operations follow the historical trend, seasonal utility expenses will normalize in the warmer months. If seasonal operating expenses normalize and occupancy remains stable, the partnership will be able to recoup the cash deficit and break even in 2006.The Operating General Partner’s operating deficit guarantee, capped at $400,000, expires in July 2013.
Linden Partners II (Western Trails Apartments II) is a 30 unit property located in Council Bluffs, IA. This property has had a steady increase in occupancy since 2004. Occupancy averaged 88% in 2004, 93% in 2005, and through first quarter 2006 averaged 96%. The Operating General Partner took over management of the property in 2005, which positively impacted the property operations and brought stability to the complex. Through first quarter 2006 the property generated $1,797 of cash. With in-house management, the Operating General Partner anticipates a decrease in operating expenses and an increase in occupancy throughout 2006.
Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. The property has suffered from a challenging location. Historically the property has been plagued with low occupancy due to a slowed local economy and a challenging rural location. However, 2005 was a year of improvement for the property. The property operated at a surplus of $2,230. In the first quarter of 2006,however, occupancy dropped to 76% from an average of 80% for 2005. With the reduction in revenue the property suffered operating at a deficit of $5,084. The Operating General Partner has an unlimited guarantee in time and amount to fund all shortfalls.
Madison Partners (Park Trace Apartments) is an 84 unit property located in Jackson, TN. In 2005, the property operated with a occupancy average of 94%. The property failed to break even due to low occupancy and high administrative and maintenance expenses during the first two quarters of 2005 resulting from mismanagement. In April 2005, a new property manager assumed responsibility of the property and it has since generated cash for the past three quarters. The Investment General Partner visited the property in January 2006 and confirmed improvement in operations and the strength of on-site management. Occupancy averaged 99% in the first quarter. The Operating General Partner continues to fund deficits beyond his Operating Deficit Guaranty.
Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property’s occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred in the property’s parking lot, which led to high turnover. Occupancy was at a low of 65% in August 2005. The Operating General Partner responded with move in specials and heavy advertising with local businesses and rental guides. Occupancy improved significantly, reaching 92% in December 2005 and averaging 92% for the first quarter of 2006. The Operating General Partner continues to honor an operating deficit guarantee that remains in effect until 2011.
(Series 31). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,791,274 and $2,792,434, respectively, in passive income tax losses to pass through to the investors and also provided $1.03 for both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 31 was $12,900,025 and $17,484,487, respectively. The decrease is a result the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. The amount was also affected by the acquisition of one additional operating partnership.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $4,988,506, $5,478,385, and $3,457,342, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Summerdale Partners LP, II (Summerdale Commons — Phase II) is a 108 unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. In 2005, although operating expenses decreased from the prior year the property continued to struggle with occupancy, bad debt, and high resident receivables. Physical occupancy through the first quarter of 2006 is averaging 79%, while economic occupancy is 74%. Current occupancy levels are not sufficient to allow the property to operate at breakeven. It has recently been brought to the attention of the Operating General Partners that the majority of the vacant units were not ready to rent. Many units required appliances, carpeting and various repairs. As a result, the site manager was fired and replaced. The Operating General Partner has maintained that the Public Housing units bring a stigma to the property, making it difficult to rent units. Recently they have been in negotiations with the Housing Authority and are moving forward with opting out of the Public Housing Program. As part of this process, the public housing residents will be issued resident-based vouchers. Additionally, as part of the proposed agreement with the Housing Authority, the Operating General Partner has requested the release of an operating reserve account currently held by the Housing Authority. The funds would be utilized to pay down existing payables, and to make necessary physical improvements to the property. The Investment General Partner has been working with the Operating General Partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections. The Investment General Partner is monitoring the progress of the negotiations with the Housing Authority. The Investment General Partner has contracted with a consultant to work with the Operating General Partner in improving operations at the property. All mortgages, taxes, and insurance are current. Operating deficits are currently being funded by accruing payables. The Partnership has an operating deficit reserve account and an operating Guaranty in place by the Operating General Partner. The Investment General Partner will continue to closely monitor the efforts of the Operating General Partner until operations have stabilized.
Silver Creek Apartments, LP (Silver Creek Apartments) is a 112 unit property located in Flat Rock, MI. In 2004 the property operated below breakeven and maintained an average occupancy of 91%. The former management company was terminated for issues related to Pine Lake apartments, not for Silver Creek Apartments. The contract the Operating General Partner, (“MHT”) had signed with Matrix Management was applicable to three properties. Termination of one terminated the remaining two, so when MHT terminated Matrix Management for cause, they effectively terminated thier management at Silver Creek as well. Pending litigation exists between Matrix and MHT. A hearing for the lawsuit MHT has filed against Matrix was scheduled for March 2004, which was then postponed. The Investment General Partner received a subpoena to be deposed on behalf of MHT, which was conducted in April 2005. In September 2005 Matrix and MHT met with their respective attorneys to come to an agreement among the parties. No agreement could be reached and it was agreed that a mediator would be hired in an effort to reach a final agreement among the parties. A mediator was hired and negotiations are ongoing at this time.
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
Canton Housing One, LP (Madison Heights Apartments) is an 80 unit property located in Canton, Mississippi. The property was unable to break-even in 2005 due to occupancy which averaged 87%. Management has taken several measures in its effort to increase occupancy. Advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager have yielded steady and substantial increases in occupancy through the first quarter of 2006. Occupancy, which began the year at 87%, has climbed to 97% through March 2006. In the aftermath of Hurricane Katrina, all vacant apartments have been leased and local government is providing emergency rental assistance for evacuees. The current occupancy and expense levels will support positive cash flow.
Canton Housing Four, LP (Canton Manor Apartments) is a 32 unit property located in Canton, Mississippi. In 2005 the property was unable to break even due to low occupancy and ineffective site management. Occupancy averaged 85% in 2005, which has been consistent with the occupancy through the first quarter of 2006,an improvement over 2004 occupancy of 81%, a direct result of management’s efforts to advertise the property in local newspapers, offer attractive rental concessions and employ a full-time onsite manager. Current occupancy levels were insufficient to support breakeven operation at current operating expense levels. Management is continuing to focus its efforts on controlling the operating expenses and believes that, with increased occupancy levels, the property will be able to support its operations.
Riverbend Housing Associates (Riverbend Estates) is a 28 unit property located in Biddeford, ME. During the first quarter 2006, occupancy averaged 86% and the property expended $20,000. The property was unable to be breakeven due to high operating expenses and low occupancy. This is a direct result of the property’s inability to attract 60% income level renters. Management has repeatedly targeted prospective tenants through outreach; however, interest continues to come from potential residents qualifying at the 30% income level. Consequently, management will rent the 60% income level units to residents qualifying at lower income levels in the first quarter of 2006. To date, this technique has enabled the property to fill two of four vacant units. As of March 31, 2006, occupancy was 92%. Management continues to advertise with the Housing Authority and other local agencies to attract qualified residents. The Operating General Partner will continue to defer fees due to an affiliated management company and maintenance company, to fund the deficit. The operating deficit guarantee is capped at $300,000 and expires on December 31, 2012.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2005 the property operated with an average occupancy of 88%. During the first quarter 2006, the average occupancy dropped to 80%. The local town where the property is located has a very poor economy. There are two other apartment complexes in the town that both experienced a drop in occupancy in 2006. The closest job opportunities are 30 to 40 miles away from the town. In an effort to attract and retain residents, management offers a $50 cash award for all friends they refer to the complex that rent an apartment. Advertising is in local newspapers and with the local housing authority. The Investment General Partner will continue to monitor the property to ensure that occupancy improves and stabilizes. All taxes, insurance and mortgage payments are current.
(Series 32). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,610,960 and $2,392,205, respectively in passive income tax losses that were passed through to investors, and also provided $0.94 and $0.98, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 32 was $17,553,871 and $22,840,635, respectively. The decrease is a result of the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $5,734,323, $5,505,848, and $3,466,460, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Series 32 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership. Pearlwood Apts sustained minor damage to shingles and roof vents due to Hurricane Katrina. All repairs for Pearlwood Apts were completed on October 17, 2005 and were paid for out of operations. Pecan Manor sustained major damage to shingles, vents, fascia, sheetrock and wet flooring due to Hurricane Rita. Repairs have not yet been completed but the partnership has received insurance proceeds totaling $147,694.91. Pineridge Apts sustained major damage to shingles, roof vents, roofs, decking, flooring and fences due to Hurricane Katrina. The Investment General Partner is working with the management company to try and ascertain when repairs will be completed.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Average occupancy through the first quarter of 2006 remained at 100%. The property expended $4,222 of cash through the first quarter of 2006.
Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property operates below breakeven as a result of low occupancy which was last reported at 77% as of March 2006. The property expended cash of $113,684 and $53,329 for the years 2004 and 2005 respectively. First quarter of 2006 unaudited financials indicate a loss of $25,552. The Investment General Partner’s staff visited the property in June of 2005 to determine the cause of the low occupancy and poor performance of the property. It was determined that there was a lack of marketing, training and management leadership that was directly impacting operations. The physical property received high scores and the curb appeal was excellent. Directly following this meeting, the Operating General Partner requested permission to change management companies effective August 1, 2005. Tragically, the owner of the new management company was murdered during a car jacking in Detroit, Michigan one month after implementing the new firm. Due to the lack of leadership and experience, the new management company was unable to turn operations around as anticipated. The Operating General Partners decided to hire a large, experienced property management company to become effective April 1, 2006. The Operating General Partner’s Operating Deficit Guarantee, which was unlimited in amount, expired in June 2004. The Operating General Partner is active in the industry and, has continued to fund deficits.
Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. In 2005, the property occupancy averaged 90%. Vacancy and concession loss, as well as excessive bad debt, have caused this property to operate below break even. The Investment General Partner visited the property in January 2006, and has since made recommendations to the Operating General Partner to improve the performance of the property. Occupancy averaged 84% in the first quarter of 2006. The Operating General Partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the General Partner’s Construction Guaranty.

Martinsville I Limited (Martinsville Apartments) is a 13-apartment project located in Shelbyville, KY. This property lost over $20,000 in cash flow in 2005. Occupancy is strong, but operating expenses and payables are high. Expenses in 2005 increased 32% from 2004. Major increases in operating expenses were due to make-ready expenses for vacant units and a large increase in utilities. Working capital was unhealthy with accounts payable increasing over $21,000 from 2004. Major accounts payable increases were due to an increase in management fees due to a third-party management company and accrued real estate taxes. Other construction related costs of $25,740 were included as accounts payable on the audit and are due to the Operating General Partner. The Partnership also had $50,107 in deferred developer fee payable, $40,000 in construction management fee payable and a $161,829 note payable to the Operating General Partner for additional construction costs as of December 2005. Asset Management Fees were accrued in 2005. Total Asset Management Fees due to the Investment General Partner as of December 2005 was $6,000. According to the audit, there was pending litigation against the Operating General Partners by subcontractors regarding construction issues. Based on documentation provided by the management company in April 2006, the litigation was resolved and all liens were dismissed on the property in March 2006. The positive results of the litigation should decrease some of the construction payables. The Investment General Partner will continue to follow up on the large payables, especially the management fees payable to the third party management company, and will work to keep operating expenses low at the property
Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005 and in the first quarter of 2006 due to low rental income, collections loss, and high expenses. The partnership received approval of a 10% rent increase effective January 2006 which added approximately $20,000 to the annual rent revenue. The Investment General Partner visited the property in March 2006 to view the properties and to meet with the general partner and management to discuss issues at the property. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Other methods of improving collections, such as posting payments received in common areas, improving relations with residents, and a proposal to assess property debt and collection charges to residents are also being reviewed and considered. In the fourth quarter 2005, the Operating General Partner discovered that $24,000 is owed to the partnership for overpayment of taxes on a tax exempt property. Management is in the process of requesting a refund. An energy audit has been conducted to monitor consumption and estimated upcoming usage in attempt to reduce costs. However, management has not provided a copy of the report to date, but continues to explore options to reduce costs, including tenant education on conservation and application to non-profit agencies for assistance and grants to cover increased utility expenses. The Investment General Partner continues to work with the Operating General Partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.
(Series 33). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,090,231 and $1,152,853, respectively in passive income tax losses that were passed through to investors, and also provided $0.88 and $0.96, respectively, in tax credits per BAC to the investors.

As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 33 was $10,309,424 and $14,070,311, respectively. The decrease is a result of the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the Series was $3,982,571, $1,899,660, and $2,208,535, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Series 33 has invested in Forest Park Apartments (the “Calhoun Partnership”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consists of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 33 from the Calhoun Partnership is approximately $208,599, which is approximately 8% of the total annual tax credit available to investors in Series 33.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

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
FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. The Operating General Partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%. Average occupancy through the first quarter of 2006 remained at 100%. The property expended $4,222 of cash through the first quarter of 2006.
Forest Park Apartments (Stonewall Retirement Village) is a 40 unit development located in Stonewall, LA. The property began producing credits in 1999 and will continue through 2009 with compliance ending in 2013. The property operated at a deficit of $20,283 in 2005 while maintaining an average occupancy rate of 98%. In the first quarter of 2006, the property’s occupancy was 100%, yet the property operated at a deficit due to flat income rates and increasing operating expenses such as real estate taxes. The Operating General Partner has an operating deficit guarantee that is unlimited in time and amount.
Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. In 2005, occupancy averaged 96% and the property expended $14,215 due to high maintenance and utility expenses. The site was originally a high school, and the high ceilings make the site difficult to heat. In the first quarter of 2006, occupancy averaged 95% and the property expended $18,000. If 2006 operations follow the historical trend, seasonal utility and maintenance expenses will normalize in the warmer months, and the partnership will be able to recoup a portion of the cash deficit. In 2005, the Operating General Partner advanced money to the partnership to fund the cash deficit. The Operating General Partner’s operating deficit guaranty is unlimited in time and amount.
Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 88% in 2005 and is up to 94% through first quarter 2006. The site manager has been successful in retaining current residents by offering different types of incentives, such as 1 month free rent and a $50 referral fee. The property is also being advertised in local newspapers, Standard Banner and the Citizen Tribune. The taxes and insurance are being properly escrowed and the mortgage is current. The property is currently operating at break-even.
Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, first quarter 2006 occupancy increased to 94% from the fourth quarter 2005 average of 87%. Management is now focusing on increasing economic occupancy by eliminating move-in concessions and reducing collections losses from an average of 12% of gross potential income in 2005 to 5% in 2006. Tenant retention is also a priority, and the site manager implemented a kids’ club (a social club for the residents’ children), one-day maintenance turnaround guarantee, and planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Because of improved management services, the property currently has a 73% lease renewal rate. Third-party accounts payable are slowly being paid down with operating cash. Mortgage and insurance payments are all current. The Operating General Partner confirmed that taxes have been paid by its affiliate as an advance, and the Investment General Partner is waiting to receive documents confirming payment. The Investment General Partner continues to monitor the improving performance of this property on a weekly basis.
(Series 34). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,316,972 and $2,111,599, respectively in passive income tax losses that were passed through to investors, and also provided $.98 for both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005 Investments in Operating Partnerships for Series 34 was $13,515,476 and $16,244,390, respectively. The decrease is a result of the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the Series was $3,113,385, $4,711,184, and $1,986,784, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The decrease in net loss is mainly attributed to impairment losses. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
RHP 96–I, LP (Hillside Club I Apartments), a 56-unit property located in Petosky, Michigan, operates below breakeven as a result of low occupancy, which was reported at 85% as of March 2006. The property expended cash of $80,898 and $50,619 for the years 2004 and 2005 respectively. First quarter of 2006 unaudited financials indicate a loss of $17,118. The Investment General Partner’s staff visited the property in June 2005 to determine the cause of the diminished occupancy and poor performance of the development. It was determined that there was a lack of marketing, training and management leadership that was directly impacting operations. The physical property received high scores and the curb appeal was excellent. Directly following this meeting, the Operating General Partner requested permission to change management companies effective August 1, 2005. Tragically, the owner of the new management company was murdered during a carjacking in Detroit in September 2005. Due to the lack of leadership and experience, the new management company was unable to improve performance as anticipated. The Operating General Partners decided to hire a large, experienced property management company to become effective April 1, 2006. Although the property’s Operating Deficit Guarantee expired in 2003, the Operating General Partner has continued to fund any and all operating deficits.
Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, first quarter 2006 occupancy increased to 94% from the fourth quarter 2005 average of 87%. Management is now focusing on increasing economic occupancy by eliminating move-in concessions and reducing collections losses from an average of 12% of gross potential income in 2005 to 5% in 2006. Tenant retention is also a priority, and the site manager implemented a kids’ club (a social club for the residents’ children), one-day maintenance turnaround guarantee, and planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Because of improved management services, the property currently has a 73% lease renewal rate. Third-party accounts payable are slowly being paid down with operating cash. Mortgage and insurance payments are all current. The Operating General Partner confirmed that taxes have been paid by its affiliate as an advance, and the Investment General Partner is waiting to receive documents confirming payment. The Investment General Partner continues to monitor the improving performance of this property on a weekly basis.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property’s occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred in the property’s parking lot, which led to high turnover. Occupancy was at a low of 65% in August 2005. The Operating General Partner responded with move in specials and heavy advertising with local businesses and rental guides. Occupancy improved significantly, reaching 92% in December 2005 and averaging 92% for the first quarter of 2006. The Operating General Partner continues to honor an operating deficit guarantee that remains in effect until 2011.
(Series 35). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2006 all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2005 and 2004 the series, in total, generated $1,601,130 and $1,584,579, respectively in passive income tax losses that were passed through to investors and also provided $.97 for both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 35 was $14,288,223 and $16,542,608, respectively. The decrease is a result of the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $2,628,987, $2,444,443, and $1,486,287, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Tennessee Partners XII, LP (Autumn Park) is a 104 unit property located in Dickson, Tennessee. In 2005, the property operated with a 94% occupancy average. Occupancy averaged 86% in the first quarter of 2006, resulting from the eviction of non-paying residents. Despite the decline in occupancy, the units were recovered quickly. As of April 2006, the community was 99% occupied. The Investment General Partner is working with the management company to enhance overall management by improving resident selection and collections. The Operating General Partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the General Partner’s Construction Guaranty unless the partnership converts to fixed rate permanent financing. The Operating General Partner is very active in the tax credit business and has ample incentive, and resources, to continue supporting deficits.
New Caney Housing II, LP (Garden Gates Apartments) is a 32 unit family property located in New Caney, TX. In 2004 the property operated at 85% occupancy. Occupancy declined to 63% through the third quarter of 2005 due to increased competition and ineffective site management. The property is in a very competitive market with the competition offering significant specials to retain and increase occupancy rates. There were 250 new affordable units built in the radius of 2 miles from New Caney Housing II within the last year. There were four different managers during that time and some longer than desirable periods between managers. Also, the regional supervisor over the property did a less then effective job. As of April 2005, a new manager and a new regional manager were in place. They both focused on a stronger marketing effort and management has built an incentive based compensation package for the manager which focuses on reducing vacancies, while at the same time increasing collection percentages. In August of 2005, the Investment General Partner conducted a visit to New Caney II and concluded that the property was in need of substantial exterior capital improvements. In the fourth quarter of 2005 the repairs were completed and property’s curb appeal has been greatly improved. Occupancy had rebounded in the fourth quarter of 2005 and increased to 92% through the first quarter of 2006. Operating expenses were in line with the Investment General Partner’s prior year state average expense per unit. The Mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The capital improvements were funded from the replacement reserve.
Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. During first quarter 2006, the expenditure reduced to $1,046 per unit as a result of low occupancy, high concessions and bad debt. Operating expenses which exceeded the state average in 2004 were brought under control in 2005 and are in line with the state average. Historically, occupancy has been a problem at this property due to competition nearby low priced town homes and an immature Newnan, GA, affordable housing market. Occupancy averaged 86% in 2005, and has risen to 94% through the first quarter of 2006. Management anticipates concessions to remain a fixture in the market for some time. They will continue to aggressively market the property through local media and promote community building activities such as summer breakfast and lunch programs for children and holiday parties. Additional focus has been placed on improving collections to maximize rental income. All real estate taxes, insurance and mortgage payments are current. The Operating General Partner’s obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.
(Series 36). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004 the series, in total, generated $997,058 and $892,749, respectively in passive income tax losses that were passed through to investors, and also provided $0.95 and $0.98, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 36 was $9,558,174 and $10,398,042, respectively. The decrease is a result of the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006, 2005, and 2004, the net loss of the series was $1,105,751, $1,389,889, and $1,216,341, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.
Series 36 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are

Willowbrook Apartments Partnership and Wingfield Apartments LP. Willowbrook Apts and Wingfield Apts sustained minor damage to shingles, roof vents, siding and carpets due to Hurricane Rita. Interior repairs for Willowbrook Apts have been completed. The partnership is currently receiving bids for the exterior repairs. All repairs for Wingfield Apts were completed on May 3, 2006. Repairs for both, Willowbrook and Wingfield, will be paid for out of operations. No insurance proceeds were received. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
Aloha Housing, LP (Farmington Meadows) is a 69 unit property located in Aloha, OR. Despite economic occupancy of 99% in 2005, the property operated with high operating expenses. Due to substantial reductions in administrative and maintenance expenses, annual operating expenses, which averaged $3,902 per unit in 2005, were reduced to $3,210 per unit through March of 2006, and are now 21% below the state average. Through March of 2006, occupancy has remained steady at 100% and the property has generated cash of $16,019.
(Series 37). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2006 all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,308,983 and $1,616,709, respectively in passive income tax losses that were passed through to investors and also provided $.97 in both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 37 was $11,987,598 and $13,869,029, respectively. The decrease is a result of the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $2,203,439, $1,596,304, and $1,213,997, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that the net loss will begin to stabilize in future years as the series has finished acquiring Operating Partnerships, construction is completed on the Operating Partnerships, operations are beginning to stabilize.
Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. During first quarter 2006, the expenditure reduced to $1,046 per unit as a result of low occupancy, high concessions and bad debt. Operating expenses which exceeded the state average in 2004 were brought under control in 2005 and are in line with the state average. Historically, occupancy has been a problem at this property due to competition nearby low priced town homes and an immature Newnan, GA, affordable housing market. Occupancy averaged 86% in 2005, and has risen to 94% through the first quarter of 2006. Management anticipates concessions to remain a fixture in the market for some time. They will continue to aggressively market the property through local media and promote community building activities such as summer breakfast and lunch programs for children and holiday parties. Additional focus has been placed on improving collections to maximize rental income. All real estate taxes, insurance and mortgage payments are current. The Operating General Partner’s obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.
Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. In 2005, occupancy averaged 96% and the property expended $14,215 due to high maintenance and utility expenses. The site was originally a high school, and the high ceilings make the site difficult to heat. In the first quarter of 2006, occupancy averaged 95% and the property expended $18,000. If 2006 operations follow the historical trend, seasonal utility and maintenance expenses will normalize in the warmer months, and the partnership will be able to recoup a portion of the cash deficit. In 2005, the Operating General Partner advanced money to the partnership to fund the cash deficit. The Operating General Partner’s operating deficit guaranty is unlimited in time and amount.
(Series 38). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,280,292 and $1,193,535, respectively, in passive income tax losses that were passed through to investors and also provided $.94 for both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 38 was $12,865,213 and $14,277,836, respectively. The decrease is a result of the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $1,705,125, $1,546,835, and $1,287,891, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

It is anticipated that the net loss will begin to stabilize in future years as the series has finished acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and operations are beginning to stabilize.
anticipated that the net loss will begin to stabilize in future years as the series has finished acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and operations are beginning to stabilize.
Series 38 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership. Willowbrook Apts sustained minor damage to carpets, shingles, siding and roof bents due to Hurricane Rita. Carpets were cleaned and the partnership is currently receiving bids for the exterior repairs. All repairs for Willowbrook II Apts will be paid for out of operations. Hammond Place Apts sustained major damage to shingles, roof vents, decking, trees, fences and flooring due to Hurricane Katrina. A tree was removed from apt. 20’s roof, all structural damage and sheetrock was repaired, missing shingles and vents were replaced and all loose vents were secured. The chain link fence repair is in progress and the partnership is currently receiving bids for siding and fascia metal repair. The General Partner has completed all insurance claims and is in the process of collecting insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

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
(Series 39). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2005 and 2004 the series, in total, generated $1,038,480 and $1,138,679, respectively, in passive income tax losses that were passed through to investors. The series also provided $.93 for both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 39 was $11,473,299 and $12,453,172, respectively. The decrease is a result of the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $1,218,308, $1,315,746, and $1,400,093, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, amortization of acquisition costs and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
Series 39 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership. Timber Trails I Apts sustained minor shingle damage due to Hurricane Rita. The missing shingles were replaced on September 26, 2005 and were paid for out of operations. No insurance proceeds were collected. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total. The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December, 2005 occupancy declined slightly to 91% and has remained steady at that level through first quarter of 2006. The new site manager, hired in mid-2005, has improved occupancy, resident relations and financial operations. The property achieved above break-even operations in the first quarter and taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the Investment General Partner continues to work closely with the Operating General Partner and management company. Occupancy reports are received each week and monthly conference calls are held with Sterling Management staff to review progress. The property is expected to maintain, at least, above 90% occupancy and break-even operations through 2006.
(Series 40). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31,

2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004 the series, in total, generated $1,208,438 and $1,506,573, respectively in passive income tax losses that were passed through to investors. The series also provided $.92 for both years in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 40 was $14,641,314 and $16,062,040, respectively. The decrease is a result of the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $1,709,669, $1,528,930, $1,283,501, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, amortization of acquisition costs and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
Series 40 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership. Oakland Apts sustained minor shingle and sheetrock damage due to Hurricane Rita. All repairs were completed on January 14, 2006 and were paid for out of operations. No insurance proceeds were collected. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total. The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States

Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December, 2005 occupancy declined slightly to 91% and has remained steady at that level through first quarter of 2006. The new site manager, hired in mid-2005 has improved occupancy, resident relations and financial operations. The property achieved above break-even operations in the first quarter and taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the Investment General Partner continues to work closely with the Operating General Partner and Management Company. Occupancy reports are received each week and monthly conference calls are held with Sterling Management staff to review progress. The property is expected to maintain, at least, above 90% occupancy and break-even operations through 2006.
(Series 41) As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2005 and 2004 the series, in total, generated $2,274,630 and $3,693,118, respectively in passive income tax losses that were passed through to investors and also provided $0.97 and $1.10, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 41 was $12,365,495 and $13,954,936, respectively. The decrease is a result of the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006, 2005, and 2004, the net loss of the series was $2,192,946, $4,583,407, and $2,189,363 respectively. The decrease in net loss is mainly attributed to impairment losses recorded in 2005. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, amortization of acquisition costs and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
Series 41 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership. Bienville Apts and Red Hill Apts sustained minor damage to shingles, roof vents, windows, trees and siding due to Hurricane Rita. All repairs for Bienville Apts and Red Hill Apts were completed in the fourth Quarter of 2005 and will be paid for out of operations. No insurance proceeds were collected. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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
San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorney’s fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursuing payment of the aforementioned judgments.
In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. The Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original General Contractor of the property, who was replaced before completion of construction. As of the first quarter of 2006, the Operating General Partner is gathering bids for the final stabilization work and the property continues to operate above breakeven.
The Operating General Partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the ILP were $512,415, all of which were allocated to Series 20. Annual losses generated by the Operating Partnership which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Investment Limited Partner Interest has been recorded.
Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market’s saturation with moderate income properties and the Operating General Partner’s inability to identify and maintain consistent management at the site and regional levels. The site management and maintenance positions experienced significant turnover in 2005. Occupancy averaged 88% in 2005 and stood at 81% in December 2005.
During the fourth quarter of 2005, the Operating General Partner informed the Investment General Partner that it was unwilling to continue funding operating deficits. In October 2005, the Partnership was unable to make its mortgage payment in a timely manner. Although the Partnership has since made mortgage payments whenever cash flow from the property was sufficient, the Partnership remains several months delinquent on its mortgage payments and the Lender notified the Partnership of default.

In April 2006, the lender to the first phase of the project (Brookstone I) initiated foreclosure on that phase, which entailed posting notices of foreclosure on the property. Since most people view the two phases as a single project, notice of the impending foreclosure of Brookstone I has created a high level of uncertainty among the tenants of Brookstone II as well. As a result of additional move-outs, occupancy has dropped below 75%, where it stood at March 2006.
In May 2006, the Lender to Brookstone II indicated that it too intends to proceed with foreclosure. Discussions regarding modification of loan terms are ongoing. However, as of May 2006, it appears that the parties have disparate views of the value of the property. It is possible that the Lender will reject all proposals to restructure the debt and proceed with foreclosure, which could result in the Fund’s forfeiture of this property as early as third quarter of 2006.
Rural Housing Partners of Mendota, LP (Northline Terrace), is a 24 unit family property located in Mendota, IL. In 2005, the property had an average occupancy of 82%. Occupancy issues at the property stem from a lack of qualified applicants in the area. In an attempt to increase occupancy a new site manager, placed at the property in fourth quarter of 2004, has expanded the advertising, outreach and renewed relationships with the local housing authority. Through the first quarter 2006 occupancy was at 92%. The Investment General Partner will continue to work with the Operating General Partner to stabilize operations. The mortgage, property taxes, and insurance are current.
Cascade Commons, LP (Cascades Crossing) is a 320-unit affordable multifamily resident located in Sterling, Va., a suburb of Washington, D.C. The Operating General Partner requested the Investment General Partners’ approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The Investment General Partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership Agreement to allow the Investment General Partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completion of the refinance, the Operating Partnership paid its Investment Limited Partners $5,429,737 in refinance proceeds and estimated cash flow through 2004. Series 41 received $357,623 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership. The balance of the proceeds were paid to the other Investment Limited Partners, one of which is affiliated and one which is non-affiliated with the Investment Limited Partner. The amount received by each Investment Limited Partner was based on their percentage ownership in the Operating Partnership. Series 41 used $16,815 to make a partial payment of accrued asset management fees. Of the remaining proceeds, the net distribution to investors was approximately $139,000. This represented a per BAC distribution of $.05. The total return to the investor was distributed based on the number of BACS held by each investor. The remaining proceeds will be retained to improve the Series reserves, and in the event that the cash flow estimate was overstated, make a cash flow reimbursement back to the Operating Partnership. In 2005 the property produced $241,996 in cash flow. In the first quarter of 2006 the property produced $47,800 in cash flow.
(Series 42). As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2005 and 2004 the series, in total, generated $1,724,614 and $1,825,089, respectively in passive income tax losses that were passed through to investors and also provided $1.00 and $.95, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 42 was $15,197,400 and $16,412,718, respectively. The decrease is a result of the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the tax years ended December 31, 2005 and 2004 the series, in total, generated $1,724,614 and $1,825,089, respectively in passive income tax losses that were passed through to investors and also provided $1.00 and $.95, respectively, in tax credits per BAC to the investors.
For the years ended March 31, 2006, 2005, and 2004, the net loss of the series was $1,794,039, $1,521,554, and $1,802,657, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, amortization of acquisition costs and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
Series 42 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II. Natchez Apts sustained minor damage to shingles, roof vents, siding, and carpets due to Hurricane Rita. All repairs for Natchez Apts were completed on October 22, 2005 and were paid for out of operations. Wingfield Apts II sustained major damage to shingles, vents, siding and roof leaks. Roof damage was covered. The roofing bid submitted was not approved so the partnership is currently receiving bids for roof repair only. The General Partner has completed all insurance claims and is awaiting payment of the claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total. The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42. Wingfield Apartments Partnership II, located in Kinder, Louisiana, approximately 130 miles from Baton Rouge, the closest large city, has also suffered from an inability to meet projected rents in its rural marketplace, resulting in expended cash of ($35,000) in 2005. The management company is an affiliate of the General Partner who has held expenses to state averages.
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
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
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

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorney’s fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursing payment of the aforementioned judgments.
In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. The Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original General Contractor of the property, who was replaced before completion of construction. As of the first quarter of 2006, the Operating General Partner is gathering bids for the final stabilization work and the property continues to operate above breakeven.
Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. 75% of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the Operating General Partners was unable to contribute his share of the advances required under the Operating Deficit Guarantee. In July 2005, the defaulting Operating General Partner was replaced with a new Operating General Partner. The new Oparating General Partner has significant resources and experience in real estate and contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.
As of March 31, 2006, the complex was 91% occupied, down from a high of 95% achieved in August 2005. In order to attract new residents, management continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property incurred a deficit of $26,301. The Operating General Partner and the new management team continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the Operating General Partner has not caused the partnership to fund the replacement reserve account, which currently has a $0 balance. The mortgage, taxes and insurance payments are all current. The Operating General Partner continues to advance funds to the partnership to meet operating deficits.
HS Housing, LP (Helios Station Apartments), is a 30 unit family property located in Lafayette, CO. On May 1, 2006 the Investment General Partner was informed that the housing authority issued an IRS Form 8823 for an unqualified unit due to student status. The Operating General Partner is working with the housing agency and management to correct the issue. Although the property generated $454 per unit in 2005, it suffered from declining occupancy and high operating expenses. Occupancy, which reached a high of 100% in April of 2005, dropped to 83% in December, while per unit operating expenses were 35% higher than the state average. First quarter 2006 partnership operations yielded an annualized expenditure of $629 per unit, due to continued high operating expenses and low occupancy. Occupancy began the year at 86% in January, but improved to 90% in February and March. Over the same period, annualized operating expenses increased and closed the quarter 52% higher than the state average. The Investment General Partner will work with management to improve resident recruitment and retention and to control operating expenses. All real estate taxes, insurance, and mortgage payments are current. The Operating General Partner’s obligation to fund operating deficits is unlimited in time and amount.
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
Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The average occupancy for this property in 2005 was 97%. Average occupancy for the first quarter 2006 was 97%. Occupancy has been higher due to victims of Hurricane Katrina coming to reside at the property. Despite the increase in occupancy levels, the property continues to operate below breakeven due to higher operating expenses.
The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer’s report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.
There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer’s report and address the issues as they presented. In 2006, $111,300 in repairs were included in the budget to address the structural issues; however to date the high operating expenses are not allowing for the cash to be available to make the improvements.
The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are on going. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.
Centenary Housing, LP. (Centenary Tower Apartments) is a 100 unit senior property located in St. Louis, MO. The property was placed on watch effective January 2006 since operating expenses exceeded the state average by 25% in 2005 and as of March 31, 2006 surpasses the state average by 30%. The primary drivers of the increased expenses are administrative, bad debt, maintenance and utilities. The Investment General Partner is working with management to control administrative and maintenance costs and increase collections, as well as seek energy efficiency alternatives. Although occupancy historically averages approximately 99%, bad debt expense is 3% of the rental income and needs to be improved. All real estate tax, insurance and mortgage payments are current. The Operating General Partner’s obligation to fund operating deficits is unlimited in time and amount.
(Series 43) As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties as of March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004 the series, in total, generated $2,560,472 and $2,912,494, respectively in passive income tax losses that were passed through to investors and also provided $0.92 and $0.83, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 43 was $19,990,185 and $21,850,521, respectively. The decrease is a result of the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006, 2005, and 2004, the net loss of the series was $2,598,302, $2,493,942, and $2,679,274, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs.
San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its Limited Partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former Operating General Partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorney’s fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The Investment General Partner is currently pursing payment of the aforementioned judgments.
In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. The Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original General Contractor of the property, who was replaced before completion of construction. As of the first quarter of 2006, the Operating General Partner is gathering bids for the final stabilization work and the property continues to operate above breakeven.
Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. 75% of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the Operating General Partners was unable to contribute his share of the advances required under the Operating Deficit Guarantee. In July 2005, the defaulting Operating General Partner was replaced with a new Operating General Partner. The new Operating General Partner has significant resources and experience in real estate and contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.
As of March 31, 2006, the complex was 91% occupied, down from a high of 95% achieved in August 2005. In order to attract new residents, management continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property incurred a deficit of $26,301. The Operating General Partner and the new management team continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the Operating General Partner has not caused the partnership to fund the replacement reserve account, which currently has a $0 balance. The mortgage, taxes and insurance payments are all current. The Operating General Partner continues to advance funds to the partnership to meet operating deficits.
Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24 unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties which offer Section 8 subsidies. Management has historically had difficulty qualifying prospective residents. Occupancy averaged 91% during 2005, but decreased slightly to a 90% average throughout the first quarter 2006. Marketing efforts were made throughout 2005 and will continue through first quarter 2006, by offering one month rental concessions, move-in specials, and application fee waivers. Operating expenses are higher than average due to maintenance costs, as well as an increase in advertising and payroll expenses. Further, economic occupancy remains low due to the rental concessions. The replacement reserve is under funded and is under a workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The General Partner’s Operating Deficit Guaranty is in effect through February 2009, with a funding limit of $200,000. To date, the Operating General Partner has funded $11,800, of which $10,600 was funded in 2005. The remaining deficit has been funded from cash and accrued management fees.
Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38 unit property located in Natchez, MS. The Operating Partnership has operated below breakeven since 2004. A new regional manager for the Operating General Partner was hired in August 2005. The regional manager found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues in order to improve operation, she discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial in the near future. The regional manager has instituted a number of policy changes in order to better control operations. In addition to changes in rent collection, supply purchases, and maintenance expenses, the Operating General Partner now performs background checks on prospective employees. Occupancy remains consistent with the previous year and has averaged 95% through the first quarter of 2006. The regional manager believes that with the implemented changes the property will begin to operate at breakeven in 2006. The Investment General Partner will continue to work with the Operating General Partner in an effort to bring operations above breakeven.
Parkside Plaza — Coleman L.D.H.A. LP, (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005 and in the first quarter of 2006 due to low rental income, collections loss, and high expenses. The partnership received approval of a 10% rent increase effective January 2006 which added approximately $20,000 to the annual rent revenue. The Investment General Partner visited the property in March 2006 to view the properties and to meet with the general partner and management to discuss issues at the property. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Other methods of improving collections, such as posting payments received in common areas, improving relations with residents, and a proposal to assess property debt and collection charges to residents are also being reviewed and considered. In the fourth quarter 2005, the Operating General Partner discovered that $24,000 is owed to the partnership for overpayment of taxes on a tax exempt property. Management is in the process of requesting a refund. An energy audit has been conducted to monitor consumption and estimated upcoming usage in attempt to reduce costs. However, management has not provided a copy of the report to date, but continues to explore options to reduce costs, including tenant education on conservation and application to non-profit agencies for assistance and grants to cover increased utility expenses. The Investment General Partner continues to work with the Operating General Partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.
(Series 44) As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 93.3% and 100%, respectively. The series had a total of 10 properties as of March 31, 2006. Out of the total, 9 were at 100% Qualified Occupancy and 1 property was under construction at March 31, 2006.
For the tax year ended December 31, 2005 and 2004 the series, in total, generated $1,045,967 and $1,650,521, respectively in passive income tax losses that were passed through to investors and also provided $0.76 and $0.67, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 44 was $16,680,157 and $13,310,274, respectively. The increase amount is a result of the Fund acquiring 2 interests in Operating Partnerships. Investments in Operating Partnerships, was also be affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006, 2005, and 2004, the net loss of the series was $1,355,409, $1,113,681, and $1,342,776, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs.
(Series 45) As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 99.9% and 96.2%, respectively. The series had a total of 31 properties as of March 31, 2006. Out of the total, 30 were at 100% Qualified Occupancy and 1 was in initial lease-up at March 31, 2006.
For the tax year ended December 31, 2005 and 2004 the series, in total, generated $2,040,986 and $1,374,052, respectively in passive income tax losses that were passed through to investors, and also provided $0.72 and $0.55, respectively, in tax credits per BAC to the investors.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 45 was $26,768,832 and $25,212,481, respectively. The increased amount is a result of the Fund acquiring 3 interests in Operating Partnerships. Investments in Operating Partnerships, was also affected by the way the Fund accounts for there investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended March 31, 2006, 2005, and 2004, the net loss of the series was $2,319,809, $1,314,735, and $544,382, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market’s saturation with moderate income properties and the Operating General Partner’s inability to identify and maintain consistent management at the site and regional levels. The site management and maintenance positions experienced significant turnover in 2005. Occupancy averaged 88% in 2005 and stood at 81% in December 2005.
During the fourth quarter of 2005, the Operating General Partner informed the Investment General Partner that it was unwilling to continue funding operating deficits. In October 2005, the Partnership was unable to make its mortgage payment in a timely manner. Although the Partnership has since made mortgage payments whenever cash flow from the property was sufficient, the Partnership remains several months delinquent on its mortgage payments and the Lender notified the Partnership of default.
In April 2006, the lender to the first phase of the project (Brookstone I) initiated foreclosure on that phase, which entailed posting notices of foreclosure on the property. Since most people view the two phases as a single project, notice of the impending foreclosure of Brookstone I has created a high level of uncertainty among the tenants of Brookstone II as well. As a result of additional move-outs, occupancy has dropped below 75%, where it stood at March 2006.
In May 2006, the Lender to Brookstone II indicated that it too intends to proceed with foreclosure. Discussions regarding modification of loan terms are ongoing. However, as of May 2006, it appears that the parties have disparate views of the value of the property. It is possible that the Lender will reject all proposals to restructure the debt and proceed with foreclosure, which could result in the Fund’s forfeiture of this property as early as third quarter of 2006.
Childress Apartments LTD, (Fairview Manor Apartments) is a 48 unit development located in Childress, TX. The property operated at a deficit of $26,421 in 2005. In the first quarter of 2006, the property was able to increase its occupancy level to 90% from an average occupancy of 74% in 2005. This allowed the property to operate at a surplus of $13,316. If occupancy can sustain at current levels the property will begin to function as a more viable asset. The Operating General Partner continues to fund all deficits.
Harbet Avenue, LP (William B. Quarton Place) is a 28 unit family property located in Cedar Rapids, Iowa. The Investment General Partner has learned that during 2004 and through February 2005 inappropriate checks and wires were made to the Operating General Partner from the Partnership’s escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. The Operating General Partner is a not-for-profit organization that was experiencing financial difficulties. The accounting manager was able to make the monetary transfers due to a lack of oversight from the interim director. The accounting manager was fired in March 2005. The Operating General Partner has hired a new executive director and implemented steps to ensure that this cannot happen in the future. In order to repay the funds back to the Partnership, the Board has formed a Property Options Committee to review all of their assets for a potential sale. Proceeds from the sale of properties, and from unrestricted donations will be targeted for the refunding of the Partnership accounts. Through the end of 2005, $20,825 has been repaid to the Partnership, leaving a balance of $121,934. Payments through April 2006 total $56,989 with the balance remaining of $64,944. The Operating General Partner will continue to repay approximately $2,000 monthly through returned management fees, facilitator charges, and cash contributions. Representatives of the Investment General Partner visited the site and met with the new Executive Director of the not for profit organization. The property shows well and is currently operating above breakeven. A default notice was sent to the Operating General Partner on September 1, 2005. The Investment General Partner is working with attorneys to determine the best way to ensure the funds are restored to the Partnership in a prompt manner.
(Series 46) As of March 31, 2006 and 2005 the average Qualified Occupancy for the series was 94.9% and 100%, respectively. The series had a total of 14 properties as of March 31, 2006. Out of the total, 12 were at 100% Qualified Occupancy, 1 property was under construction and 1 was in initial lease-up at March 31, 2006.
For the tax year ended December 31, 2005 and 2004 the series, in total, generated $1,224,273 and $1,215,153, respectively in passive income tax losses that were passed through to investors, and also provided $0.73 and $0.24, respectively, in tax credits per BAC to the investors.
For the period ended March 31, 2006, 2005, and 2004, the net loss of the series was $897,882, $625,083, and $206,301, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
For the period ended March 31, 2006 and 2005 the net loss of the series was $897,882 and $625,083, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs.

Contractual Obligations
As of March 31, 2006, the Fund has the following contractual obligations (payments due by period):

			1-3	3-5
Obligation	Total	<1 year	years	years	> 5 years
Asset Management Fees Payable to Affiliates*	$28,954,726	$28,954,726	$—	$—	$—
Capital Contributions Payable	7,887,559	7,887,559	—	—	—

Total	$36,842,285	$36,842,285	$—	$—	$—

*	Although accrued Asset Management Fees are currently due, payments are made only to the extent that proceeds become available from the sale or refinance of the Operating Partnerships.
Off Balance Sheet Arrangements
None.
Principal Critical Accounting Policies and Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Fund to make various estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund’s financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.
The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Limited Partnerships.
If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Limited Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 — Revised (“FIN46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
Based on the guidance of FIN 46R, the operating limited partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.
The Fund’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Not Applicable
Item 8. Financial Statements and Supplementary Data
The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls & Procedures
(a)	Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, the Fund’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Funds’s Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund’s periodic SEC filings.

(b)	Changes in Internal Controls There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
John P. Manning, age 57, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.
Richard J. DeAgazio, age 61, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage

Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 44, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 59, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 42, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2006 was $6,379,237.
2. The Fund has reimbursed or accrued as a payable to an affiliate of the General Partner a total of $717,353 for amounts charged to operations during the year ended March 31, 2006. The reimbursement is for items like postage, printing, travel, and overhead allocations.
3. The amounts presented for Dealer-Manager Fee, as retained by Boston Capital Securities, Inc, have been adjusted to reflect reimbursements made in March 2006 of certain offering expenses, including expenses associated with wholesaling services, by Boston Capital Holdings Limited Partnership to the applicable fund. These payments were voluntarily made by Boston Capital Holdings Limited Partnership following an inquiry by the NASD of Boston Capital Securities, Inc. This inquiry has been resolved. For the year ended March 31, 2006 the amounts reimbursed by Boston Capital Holdings Limited Partnership were $470,707, $431,745, $389,015, $375,140 and $407,099, for Series 42, Series 43, Series 44, Series 45, and Series 46, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners. As of March 31, 2006, 83,651,080 BACs had been issued. The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	7.04%
Series 21	5.44%
Series 22	7.94%
Series 23	6.57%
Series 24	6.68%
Series 25	5.87%
Series 26	7.46%
Series 27	8.31%
Series 28	6.98%
Series 29	5.87%
Series 30	6.20%
Series 32	5.54%
(b)	Security ownership of management.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period April 1, 1995 through March 31, 2006.

(b)	Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Indebtedness of management.

None.

(d)	Transactions with promoters.

Not applicable.

Item 14. Principal Accountant Fees and Services
Fees paid to the Fund’s independent auditors for Fiscal year 2006 were comprised of the following

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,740	$11,520	$17,160	$16,740	$16,700
Audit Related Fees	—	—	—	—	—
Tax Fees	6,200	4,450	7,075	5,850	6,200
All Other Fees	—	—	—	—	—

Total	$22,940	$15,970	$24,235	$22,590	$22,940

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$16,740	$24,340	$13,620	$17,780	$16,740
Audit Related Fees	—	—	—	—	—
Tax Fees	5,850	9,875	4,975	6,550	6,200
All Other Fees	—	—	—	—	—

Total	$22,590	$34,215	$18,595	$24,330	$22,940

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,720	$17,780	$17,890	$7,460	$13,620
Audit Related Fees	—	—	—	—	—
Tax Fees	5,500	6,725	6,375	4,100	4,450
All Other Fees	—	—	—	—	—

Total	$20,220	$24,505	$24,265	$11,560	$18,070

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$5,230	$7,360	$7,750	$8,840	$11,020
Audit Related Fees	—	—	—	—	—
Tax Fees	3,925	3,925	3,225	3,925	3,750
All Other Fees	—	—	—	—	—

Total	$9,155	$11,285	$10,975	$12,765	$14,770

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,830	$13,830	$13,830	$15,810	$11,360
Audit Related Fees	—	—	—	—	—
Tax Fees	5,675	6,200	5,850	6,710	3,750
All Other Fees	—	—	—	—	—

Total	$19,505	$20,030	$19,680	$22,520	$15,110

Fee Type	Ser. 45	Ser. 46
Audit Fees	$17,920	$10,320
Audit Related Fees	—	—
Tax Fees	7,425	4,550
All Other Fees	—	—

Total	$25,345	$14,870

Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,740	$11,520	$17,160	$16,740	$16,740
Audit Related Fees	278	278	278	278	278
Tax Fees	5,660	4,010	6,485	5,330	5,660
All Other Fees	—	—	—	—	—

Total	$22,678	$15,808	$23,923	$22,348	$22,678

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$16,740	$24,340	$13,620	$17,780	$16,740
Audit Related Fees	278	278	278	278	278
Tax Fees	5,330	9,125	4,505	5,990	5,660
All Other Fees	—	—	—	—	—

Total	$22,348	$33,743	$18,403	$24,048	$22,678

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,720	$17,780	$17,890	$7,460	$13,620
Audit Related Fees	278	278	278	278	278
Tax Fees	5,000	6,155	5,825	3,680	4,010
All Other Fees	—	—	—	—	—

Total	$19,998	$24,213	$23,993	$11,418	$17,908

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$5,230	$7,360	$7,750	$8,840	$11,020
Audit Related Fees	278	278	278	278	278
Tax Fees	3,515	3,515	2,855	3,515	3,350
All Other Fees	—	—	—	—	—

Total	$9,023	$11,153	$10,883	$12,633	$14,648

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,830	$13,830	$13,830	$15,810	$9,360
Audit Related Fees	278	278	278	278	278
Tax Fees	5,165	5,710	5,165	6,700	3,020
All Other Fees	—	—	—	—	—

Total	$19,273	$19,818	$19,273	$22,788	$12,658

Fee Type	Ser. 45	Ser. 46
Audit Fees	$10,920	$8,320
Audit Related Fees	278	278
Tax Fees	5,825	4,080
All Other Fees	—	—

Total	$17,023	$12,678

Audit Committee
The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13 Boston Capital Tax Credit IV L.P.; filed herein as exhibit 13 –
Balance Sheets, March 31, 2006 and 2005
Statements of Operations for the years or periods ended March 31, 2006, 2005 and 2004
Statements of Changes in Partners’ Capital for the years or periods ended March 31, 2006, 2005 and 2004
Statements of Cash Flows for the years or periods ended March 31, 2006, 2005, and 2004
Notes to Financial Statements, March 31, 2006, 2005 and 2004
Schedule III — Real Estate and Accumulated Depreciation Notes to Schedule III
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

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

(c)	1 Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)
Exhibit No. 3 — Organization Documents.
a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993.
Exhibit No. 4 — Instruments defining the rights of security holders, including indentures.
a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993.
Exhibit No. 10 — Material contracts.
a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993
Exhibit No. 13 — Financial Statements.
a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein.
Exhibit No. 23 — Consents of experts and counsel.
a.	Independent Auditor’s Reports for Operating Partnerships, filed herein.
Exhibit No. 28 — Additional exhibits.
a.	Agreement of Limited Partnership of Better Homes for Havelock Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).
b.	Agreement of Limited Partnership of Cynthiana Properties Limited (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).
c.	Agreement of Limited Partnership of North Hampton Place Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 1995).

d.	Agreement of Limited Partnership of Brook Summitt Apartments, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 29, 1996).

e.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

f.	Agreement of Limited Partnership of Smith House II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

g.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997).

h.	Agreement of Limited Partnership of M.R.H.,L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

i.	Agreement of Limited Partnership of 352 Lenox Associates, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

j.	Agreement of Limited Partnership of Decro Nordoff, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

k.	Agreement of Limited Partnership of Hurricane Hills, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

l.	Agreement of Limited Partnership of Main Everett Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

m.	Agreement of Limited Partnership of Mokapoke Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

n.	Agreement of Limited Partnership of Autumn Ridge L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

o.	Agreement of Limited Partnership of Century East Apartments II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

p.	Agreement of Limited Partnership of Coolidge-Pinal II Associates (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

q.	Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant’s current report on Form K as filed with the Securities and Exchange Commission on March 26, 1997).

r.	Agreement of Limited Partnership of East Park Apartments II Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

s.	Agreement of Limited Partnership of Edenfield Place Apartments, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

t.	Agreement of Limited Partnership of Ethel Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

u.	Agreement of Limited Partnership of Los Lunas Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

v.	Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

w.	Agreement of Limited Partnership of Northfield Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

x.	Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

y.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

z.	Agreement of Limited Partnership of Overton Associates Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

aa.	Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ab.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ac.	Agreement of Limited Partnership of Shannon Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ad.	Agreement of Limited Partnership of Sutton Place Apartments (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ae.	Agreement of Limited Partnership of West Point Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

af.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ag.	Agreement of Limited Partnership of Laurelwood Park Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ah.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ai.	Agreement of Limited Partnership of Roxbury Housing Veterans Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

aj.	Agreement of Limited Partnership of Elm Street Associates, L.P. (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 7, 1997.)

ak.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on May 21, 1997.)

al.	Agreement of Limited Partnership of Maple Limited Partnership (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 16, 1997.)

am.	Agreement of Limited Partnership of Byam Limited Partnership (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 22, 1997.)

an.	Agreement of Limited Partnership of Harbor Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 22, 1997.)

ao.	Agreement of Limited Partnership of Bradley Phase II Limited Partnership (incorporated by Reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ap.	Agreement of Limited Partnership of Butler Street/Hanover Towers Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 22, 1997.)

aq.	Agreement of Limited Partnership of Bradley Phase I Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 22, 1997.)

ar.	Agreement of Limited Partnership of 1374 Boston Road Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 5, 1997.)

as.	Agreement of Limited Partnership of Centenary Housing Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 5, 1997.)

at.	Agreement of Limited Partnership of Lake Apartments II Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 5, 1997.)

au.	Agreement of Limited Partnership of AHAB Project One, LP (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 8, 1997.)

av.	Agreement of Limited Partnership of Grandview Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 23, 1998.)

aw.	Agreement of Limited Partnership of Angelou Associates, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 23, 1998.)

ax.	Agreement of Limited Partnership of Country Edge Apartments I Limited Partnership(incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 24, 1998.)

ay.	Agreement of Limited Partnership of Sumner House Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 27, 1998.)

az.	Agreement of Limited Partnership of Magnolia Place Apartments Partnerships (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

ba.	Agreement of Limited Partnership of Edgewood Apartments Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

bb.	Agreement of Limited Partnership of Harrisonville Heights L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

bc.	Agreement of Limited Partnership of Neighborhood Restorations Limited Partnership VII incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

bd.	Agreement of Limited Partnership of Escher SRO Project, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on May 1, 1998.)

be.	Agreement of Limited Partnership of Silver Creek/MHT Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on June 30, 1999.)

bf.	Agreement of Limited Partnership of Meridian Housing Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on June 30, 1999.)

bg.	Agreement of Limited Partnership of Southaven Partners I, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange on July 27, 1999.)

bh.	Agreement of Limited Partnership of Athens Partners, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 27, 1999.)

bi.	Agreement of Limited Partnership of Pearl Partners, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on November 30, 1999.)

bj.	Agreement of Limited Partnership of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December 28, 1999.)

bk.	Agreement of Limited Partnership of Level Creek Partners, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December 29, 1999.)

bm.	Agreement of Limited Partnership of Lake City Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on February 3, 2000.)

bn.	Agreement of Limited Partnership of Pine Ridge Apartments Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange on on February 9, 2000.)

bo.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on February 10, 2000.)

bp.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on February 16, 2000.)

bq.	Agreement of Limited Partnership of Lombard Partners, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 26, 2000.)

br.	Agreement of Limited Partnership of Belmont Affordable Housing II LP (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on September 29, 2000.)

bs.	Agreement of Limited Partnership of Jackson Bond LP (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on September 29, 2000.)

bt.	Agreement of Limited Partnership of Fort Bend NHC, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on September 29, 2000.)

bu.	Agreement of Limited Partnership of Breezewood II, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on October 30, 2002.)

bv.	Agreement of Limited Partnership of Wingfield Apartments II L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on November 12, 2002.)

bw.	Agreement of Limited Partnership of Natchez Place Apartments L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on November 13, 2002.)

by.	Agreement of Limited Partnership of Rural Housing Partners of Mendota LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December 30, 2002.)

bz.	Agreement of Limited Partnership of Springfield Metro (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ca.	Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cb.	Agreement of Limited Partnership of Meadowside Associates incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cc.	Agreement of Limited Partnership of Los Lunas Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cd.	Agreement of Limited Partnership of Edna Vanderbilt incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ce.	Agreement of Limited Partnership of Hawthorne Assoc. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cf.	Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cg.	Agreement of Limited Partnership of Rural Housing Partners of Fulton LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ch.	Agreement of Limited Partnership of Heritage Two LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ci.	Agreement of Limited Partnership of Parkhurst Place incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cj.	Agreement of Limited Partnership of Hattiesburg Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ck.	Agreement of Limited Partnership of 1374 Boston Road LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cl.	Agreement of Limited Partnership of 200 East Avenue Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cm.	Agreement of Limited Partnership of Casa Rosa Apartments incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cn.	Agreement of Limited Partnership of Lake Apartments II LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

co.	Agreement of Limited Partnership of Northrock Housing Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cp.	Agreement of Limited Partnership of AHAB Project One LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cq.	Agreement of Limited Partnership of Randolph Village Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cr.	Agreement of Limited Partnership of Sr. Suites Chicago Austin LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cs.	Agreement of Limited Partnership of Clubview Partners LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ct.	Agreement of Limited Partnership of Edgewood Apartments Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cu.	Agreement of Limited Partnership of Harbor Pointe/MHT LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cv.	Agreement of Limited Partnership of Lombard Partners LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cw.	Agreement of Limited Partnership of Millwood Park LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cx.	Agreement of Limited Partnership of Hillside Terrace Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cy.	Agreement of Limited Partnership of San Angelo Bent Tree Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cz.	Agreement of Limited Partnership of Montfort Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

da.	Agreement of Limited Partnership of Summerdale Partners LP II incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

db.	Agreement of Limited Partnership of Seagraves Apartments LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dc.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dd.	Agreement of Limited Partnership of COGIC Village LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

de.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

df.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dg.	Agreement of Limited Partnership of Pyramid Four Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dh.	Agreement of Limited Partnership of 200 East Avenue Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

di.	Agreement of Limited Partnership of Parkside Plaza LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dj.	Agreement of Limited Partnership of Granada Rose LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dk.	Agreement of Limited Partnership of Northrock Housing Assoc. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dl.	Agreement of Limited Partnership of Southaven Partners I LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dm.	Agreement of Limited Partnership of Howard Park Ltd incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dn.	Agreement of Limited Partnership of Washington Courtyards LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

do.	Agreement of Limited Partnership of Highway Partners 18 LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dq.	Agreement of Limited Partnership of Wedgewood Park LP incorporated by reference from registrants current report on form 8-k as filed filed with the Securities and Exchange Commission on March 31, 2003.)

dr.	Agreement of Limited Partnership of Washington Courtyards LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ds.	Agreement of Limited Partnership of Annadale Housing Partners incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dt.	Agreement of Limited Partnership of Ashton Ridge LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

du.	Agreement of Limited Partnership of FAH Silver Pond LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dv.	Agreement of Limited Partnership of Ashton Ridge LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dw.	Agreement of Limited Partnership of Aldine Westfield Apts., LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dx.	Agreement of Limited Partnership of Arbors at Eagle Crest LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dy.	Agreement of Limited Partnership of KC Shalom Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dz.	Agreement of Limited Partnership of Breeze Cove Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ea.	Agreement of Limited Partnership of DS Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

eb.	Agreement of Limited Partnership of CC Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ec.	Agreement of Limited Partnership of TS Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ed.	Agreement of Limited Partnership of Carpenter School I Elderly Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ee.	Agreement of Limited Partnership of Lyceum Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ef.	Agreement of Limited Partnership of New Shinnston I LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

eg.	Agreement of Limited Partnership of Lyceum Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2004.)

eh.	Agreement of Limited Partnership of New Shinniston I Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2004.)

ei.	Agreement of Limited Partnership of Gilbert Apartments Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

ej.	Agreement of Limited Partnership of HS Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.

ek.	Agreement of Limited Partnership of SM Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

el.	Agreement of Limited Partnership of CT Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

em.	Agreement of Limited Partnership of North Fort Aspen Plus Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26,2004.)

en.	Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

eo.	Agreement of Limited Partnership of Byam Village Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 28, 2004.)

ep.	Agreement of Limited Partnership of Kiehl Partners Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 28, 2004.)

eq.	Agreement of Limited Partnership of Trinity Life Gardens Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 29,2004.)

er.	Agreement of Limited Partnership of Athens Partners, LP Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on May 3, 2004.)

es.	Agreement of Limited Partnership of San Diego/Fox Hollow Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on June 1, 2004.)

et.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

eu.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

ev.	Agreement of Limited Partnership of Countrybrook Champaign Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

ew.	Agreement of Limited Partnership of Marion Apartments-Osceola Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

ex.	Agreement of Limited Partnership of Rosehill Place of Topeka, LLC Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 3, 2004.)

ey.	Agreement of Limited Partnership of Carrollton II Housing, LTD Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 4, 2004.)

ez.	Agreement of Limited Partnership of Tanglewood Village Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 4, 2004.)
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

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P.
General Partner

	By:	BCA Associates Limited Partnership
General Partner

	By:	C&M Management, Inc.
General Partner

Date: October 20, 2006		By:	/s/ John P. Manning John P. Manning
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

October 20, 2006	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.

October 20, 2006	/s/ Marc N. Teal Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.