Form 10-Q
period 2006-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2007-01-23
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006
or
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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-58
Statements of Changes in Partners' Capital	59-73
Statements of Cash Flows	74-129
Notes to Financial Statements	130-163

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	164-230

Item 3. Quantitative and Qualitative Disclosure About Market Risk	231

Item 4. Controls and Procedures	231
PART II - OTHER INFORMATION

Item 1. Legal Proceedings	232

Item 1A. Risk Factors	232

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	232

Item 3. Defaults Upon Senior Securities	232

Item 4. Submission of Matters to a Vote of Security Holders	232

Item 5. Other Information	232

Item 6. Exhibits and Reports on Form 8-K	232

Signatures	233

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$301,806,030	$307,258,793

OTHER ASSETS

Cash and cash equivalents	11,360,220	11,837,413
Investments	1,550,522	2,556,017
Notes receivable	1,985,774	2,714,233
Acquisition costs net	33,737,558	34,090,520
Other assets	2,039,949	2,044,932
	$352,480,053	$360,501,908

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 53,382	$ 61,961
Accounts payable affiliates	31,436,666	30,288,894
Capital contributions payable	6,672,482	7,887,559
	38,162,530	38,238,414

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding	318,340,567	326,207,079
General Partner	(4,023,044)	(3,943,585)
	314,317,523	322,263,494
	$352,480,053	$360,501,908

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 840,155	$ 1,039,598

OTHER ASSETS
Cash and cash equivalents	293,731	802,957
Investments	-	-
Notes receivable	-	-
Acquisition costs net	72,337	73,230
Other assets	26,803	43,325
	$ 1,233,026	$ 1,959,110

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,516,374	2,973,288
Capital contributions payable	-	-
	2,516,374	2,973,288

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding	(962,263)	(695,785)
General Partner	(321,085)	(318,393)
	(1,283,348)	(1,014,178)
	$ 1,233,026	$ 1,959,110

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 430,620	$ 507,276

OTHER ASSETS
Cash and cash equivalents	62,459	60,403
Investments	-	-
Notes receivable	236,476	236,476
Acquisition costs net	39,566	40,054
Other assets	280,232	280,232
	$ 1,049,353	$ 1,124,441

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,336,010	1,279,550
Capital contributions payable	236,479	236,479
	1,572,489	1,516,029

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding	(355,953)	(225,720)
General Partner	(167,183)	(165,868)
	(523,136)	(391,588)
	$ 1,049,353	$ 1,124,441

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,050,823	$ 1,125,992

OTHER ASSETS
Cash and cash equivalents	180,175	170,119
Investments	-	-
Notes receivable	-	-
Acquisition costs net	124,331	125,866
Other assets	5,437	5,437
	$ 1,360,766	$ 1,427,414

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,342,345	2,278,697
Capital contributions payable	20,270	20,270
	2,362,615	2,298,967

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding	(772,749)	(643,756)
General Partner	(229,100)	(227,797)
	(1,001,849)	(871,553)
	$ 1,360,766	$ 1,427,414

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,362,558	$ 2,647,858

OTHER ASSETS
Cash and cash equivalents	82,781	84,479
Investments	-	-
Notes receivable	-	-
Acquisition costs net	184,897	187,180
Other assets	6,135	6,135
	$ 2,636,371	$ 2,925,652

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,855,071	1,795,005
Capital contributions payable	-	-
	1,855,071	1,795,005

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding	1,058,333	1,404,187
General Partner	(277,033)	(273,540)
	781,300	1,130,647
	$ 2,636,371	$ 2,925,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,516,331	$ 1,590,415

0THER ASSETS
Cash and cash equivalents	172,492	172,640
Investments	-	-
Notes receivable	-	-
Acquisition costs net	206,643	209,194
Other assets	201,640	201,640
	$ 2,097,106	$ 2,173,889

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 678	$ 678
Accounts payable affiliates	1,856,618	1,799,684
Capital contributions payable	9,999	9,999
	1,867,295	1,810,361

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding	412,811	545,191
General Partner	(183,000)	(181,663)
	229,811	363,528
	$ 2,097,106	$ 2,173,889

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 7,205,730	$ 7,307,685

OTHER ASSETS
Cash and cash equivalents	265,149	263,159
Investments	-	-
Notes receivable	-	-
Acquisition costs net	207,527	210,089
Other assets	40,320	40,320
	$ 7,718,726	$ 7,821,253

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 978	$ 978
Accounts payable affiliates	1,674,579	1,606,410
Capital contributions payable	61,733	61,733
	1,737,290	1,669,121

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding	6,179,066	6,348,055
General Partner	(197,630)	(195,923)
	5,981,436	6,152,132
	$ 7,718,726	$ 7,821,253

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,144,698	$10,433,834

OTHER ASSETS
Cash and cash equivalents	287,847	285,372
Investments	-	-
Notes receivable	129,062	129,062
Acquisition costs net	367,659	371,885
Other assets	28,478	28,478
	$10,957,744	$11,248,631

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	2,869,009	2,760,320
Capital contributions payable	29,490	29,490
	2,898,589	2,789,900

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding	8,318,817	8,714,397
General Partner	(259,662)	(255,666)
	8,059,155	8,458,731
	$10,957,744	$11,248,631

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,094,981	$ 9,322,441

OTHER ASSETS
Cash and cash equivalents	118,852	116,714
Investments	-	-
Notes receivable	-	-
Acquisition costs net	302,671	306,408
Other assets	104,014	104,014
	$ 9,620,518	$ 9,849,577

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,064,524	1,985,723
Capital contributions payable	39,749	39,749
	2,104,273	2,025,472

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding	7,647,530	7,952,311
General Partner	(131,285)	(128,206)
	7,516,245	7,824,105
	$ 9,620,518	$ 9,849,577

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,773,337	$14,091,283

OTHER ASSETS
Cash and cash equivalents	512,957	433,154
Investments	-	-
Notes receivable	-	-
Acquisition costs net	66,837	67,662
Other assets	2,595	2,595
	$14,355,726	$14,594,694

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	242,645	159,116
Capital contributions payable	40,968	40,968
	283,613	200,084

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding	14,275,140	14,594,412
General Partner	(203,027)	(199,802)
	14,072,113	14,394,610
	$14,355,726	$14,594,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,845,035	$10,142,930

OTHER ASSETS
Cash and cash equivalents	189,897	134,976
Investments	81,717	134,706
Notes receivable	-	-
Acquisition costs net	67,003	67,831
Other assets	573	573
	$10,184,225	$10,481,016

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,346,232	1,261,737
Capital contributions payable	45,783	45,783
	1,392,015	1,307,520

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding	9,042,935	9,420,408
General Partner	(250,725)	(246,912)
	8,792,210	9,173,496
	$10,184,225	$10,481,016

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,229,197	$ 8,375,824

OTHER ASSETS
Cash and cash equivalents	417,888	412,161
Investments	-	-
Notes receivable	-	-
Acquisition costs net	430,038	435,347
Other assets	-	-
	$ 9,077,123	$ 9,223,332

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	681,477	626,247
Capital contributions payable	127,396	127,396
	808,873	753,643

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding	8,412,624	8,612,049
General Partner	(144,374)	(142,360)
	8,268,250	8,469,689
	$ 9,077,123	$ 9,223,332

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,551,720	$12,900,025

OTHER ASSETS
Cash and cash equivalents	126,095	128,337
Investments	-	-
Notes receivable	570,454	570,454
Acquisition costs net	-	-
Other assets	134,137	134,137
	$13,382,406	$13,732,953

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	761,760	662,400
Capital contributions payable	611,150	611,150
	1,372,910	1,273,550

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding	12,268,660	12,714,068
General Partner	(259,164)	(254,665)
	12,009,496	12,459,403
	$13,382,406	$13,732,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,158,256	$17,553,871

OTHER ASSETS
Cash and cash equivalents	396,150	386,782
Investments	-	-
Notes receivable	46,908	46,908
Acquisition costs net	615,673	623,273
Other assets	312,486	312,486
	$18,529,473	$18,923,320

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,375,084	1,292,198
Capital contributions payable	484,756	484,756
	1,859,840	1,776,954

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding	16,909,297	17,381,263
General Partner	(239,664)	(234,897)
	16,669,633	17,146,366
	$18,529,473	$18,923,320

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,103,892	$10,309,424

OTHER ASSETS
Cash and cash equivalents	223,437	197,136
Investments	-	-
Notes receivable	21,806	32,300
Acquisition costs net	552,414	559,233
Other assets	125,000	125,000
	$11,026,549	$11,223,093

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	858,785	815,294
Capital contributions payable	194,154	194,154
	1,052,939	1,009,448

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding	10,099,654	10,337,289
General Partner	(126,044)	(123,644)
	9,973,610	10,213,645
	$11,026,549	$11,223,093

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,262,541	$13,515,476

OTHER ASSETS
Cash and cash equivalents	123,071	124,985
Investments	-	-
Notes receivable	-	-
Acquisition costs net	877,922	888,761
Other assets	-	-
	$14,263,534	$14,529,222

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,549,882	1,476,583
Capital contributions payable	8,244	8,244
	1,558,126	1,484,827

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding	12,878,745	13,214,342
General Partner	(173,337)	(169,947)
	12,705,408	13,044,395
	$14,263,534	$14,529,222

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,066,561	$14,288,223

OTHER ASSETS
Cash and cash equivalents	479,929	481,041
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,487,938	2,518,655
Other assets	14,109	14,109
	$17,048,537	$17,302,028

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	668,992	611,902
Capital contributions payable	163,782	163,782
	832,774	775,684

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding	16,335,630	16,643,105
General Partner	(119,867)	(116,761)
	16,215,763	16,526,344
	$17,048,537	$17,302,028

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,450,122	$ 9,558,174

OTHER ASSETS
Cash and cash equivalents	78,348	79,450
Investments	-	-
Notes receivable	-	-
Acquisition costs net	1,708,297	1,729,387
Other assets	3,061	3,061
	$11,239,828	$11,370,072

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,034,042	993,893
Capital contributions payable	-	-
	1,034,042	993,893

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding	10,282,392	10,451,081
General Partner	(76,606)	(74,902)
	10,205,786	10,376,179
	$11,239,828	$11,370,072

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,794,372	$11,987,598

OTHER ASSETS
Cash and cash equivalents	357,611	268,593
Investments	-	-
Notes receivable	-	67,239
Acquisition costs net	1,912,396	1,934,893
Other assets	81,235	81,235
	$14,145,614	$14,339,558

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 12,600	$ -
Accounts payable affiliates	774,451	723,235
Capital contributions payable	138,438	138,438
	925,489	861,673

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding	13,303,487	13,558,669
General Partner	(83,362)	(80,784)
	13,220,125	13,477,885
	$14,145,614	$14,339,558

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,788,582	$12,865,213

OTHER ASSETS
Cash and cash equivalents	199,897	193,474
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,181,750	2,205,726
Other assets	4,875	4,875
	$15,175,104	$15,269,288

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	825,973	784,873
Capital contributions payable	-	-
	825,973	784,873

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding	14,423,924	14,557,855
General Partner	(74,793)	(73,440)
	14,349,131	14,484,415
	$15,175,104	$15,269,288

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,287,091	$11,473,299

OTHER ASSETS
Cash and cash equivalents	365,534	368,313
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,019,000	2,040,945
Other assets	-	-
	$13,671,625	$13,882,557

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	817,119	782,919
Capital contributions payable	-	-
	$ 817,119	782,919

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding	12,922,402	13,165,083
General Partner	(67,896)	(65,445)
	12,854,506	13,099,638
	$13,671,625	$13,882,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,426,656	$14,641,314

OTHER ASSETS
Cash and cash equivalents	277,344	216,126
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,462,144	2,487,742
Other assets	9,873	37,381
	$17,176,017	$17,382,563

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 36,733	$ 36,733
Accounts payable affiliates	1,244,878	1,194,877
Capital contributions payable	8,694	8,694
	1,290,305	1,240,304

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding	15,951,797	16,205,779
General Partner	(66,085)	(63,520)
	15,885,712	16,142,259
	$17,176,017	$17,382,563

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,023,884	$12,365,495

OTHER ASSETS
Cash and cash equivalents	677	83,998
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,686,116	2,714,999
Other assets	18,034	18,034
	$14,728,711	$15,182,526

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 16,522
Accounts payable affiliates	1,335,097	1,266,487
Capital contributions payable	165	80,566
	1,335,262	1,363,575

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding	13,508,684	13,929,931
General Partner	(115,235)	(110,980)
	13,393,449	13,818,951
	$14,728,711	$15,182,526

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,294,356	$15,197,400

OTHER ASSETS
Cash and cash equivalents	670,938	971,373
Investments	-	-
Notes receivable	494,442	494,442
Acquisition costs net	2,744,673	2,772,969
Other assets	67,969	67,969
	$19,272,378	$19,504,153

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	609,995	547,004
Capital contributions payable	702,672	613,343
	1,312,667	1,160,347

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding	18,021,052	18,401,306
General Partner	(61,341)	(57,500)
	17,959,711	18,343,806
	$19,272,378	$19,504,153

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,904,083	$19,990,185

OTHER ASSETS
Cash and cash equivalents	867,256	189,255
Investments	-	-
Notes receivable	186,626	837,352
Acquisition costs net	3,585,856	3,622,795
Other assets	104,439	261,996
	$24,648,260	$24,901,583

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	687,982	611,452
Capital contributions payable	490,522	399,811
	1,178,504	1,011,263

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding	23,556,581	23,972,939
General Partner	(86,825)	(82,619)
	23,469,756	23,890,320
	$24,648,260	$24,901,583

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,386,353	$16,680,157

OTHER ASSETS
Cash and cash equivalents	1,043,056	1,356,192
Investments	138,771	228,762
Notes receivable	-	-
Acquisition costs net	2,542,007	2,567,428
Other assets	196,604	-
	$20,306,791	$20,832,539

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	71,176	-
Capital contributions payable	781,022	1,014,622
	852,198	1,014,622

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding	19,497,495	19,857,186
General Partner	(42,902)	(39,269)
	19,454,593	19,817,917
	$20,306,791	$20,832,539

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,404,518	$26,768,832

OTHER ASSETS
Cash and cash equivalents	1,450,700	1,167,018
Investments	634,937	1,046,688
Notes receivable	300,000	300,000
Acquisition costs net	3,051,125	3,081,642
Other assets	267,543	267,543
	$32,108,823	$32,631,723

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 2,303	$ 6,960
Accounts payable affiliates	25,199	-
Capital contributions payable	1,360,047	1,437,480
	1,387,549	1,444,440

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding	30,767,723	31,229,072
General Partner	(46,449)	(41,789)
	30,721,274	31,187,283
	$32,108,823	$32,631,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,409,578	$20,578,971

OTHER ASSETS
Cash and cash equivalents	2,115,949	2,689,206
Investments	695,097	1,145,861
Notes receivable	-	-
Acquisition costs net	2,240,738	2,247,326
Other assets	4,357	4,357
	$25,465,719	$26,665,721

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	11,367	-
Capital contributions payable	1,116,969	2,120,652
	1,128,336	2,120,652

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding	24,356,753	24,562,362
General Partner	(19,370)	(17,293)
	24,337,383	24,545,069
	$25,465,719	$26,665,721

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

		2006 2005
Income
Interest income	$ 90,322	$ 133,068
Other income	6,319	6,174
	96,641	139,242

Share of loss from Operating Partnerships(Note D)	(5,912,337)	(5,762,412)

Expenses
Professional fees	45,668	55,719
Fund management fee (Note C)	1,630,589	1,499,852
Amortization	404,893	400,469
General and administrative expenses	49,125	123,321
	2,130,275	2,079,361

NET INCOME (LOSS)	$(7,945,971)	$(7,702,531)

Net income (loss) allocated to limited partners	$(7,866,512)	$(7,625,505)

Net income (loss) allocated to general partner	$ (79,459)	$ (77,026)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

		2006 2005
Income
Interest income	$ 1,756	$ 6,178
Other income	-	-
	1,756	6,178

Share of income (loss) from Operating Partnerships(Note D)	(181,905)	327,286

Expenses
Professional fees	5,485	1,387
Fund management fee (Note C)	79,406	73,159
Amortization	893	893
General and administrative expenses	3,237	4,902
	89,021	80,341

NET INCOME (LOSS)	$ (269,170)	$ 253,123

Net income (loss) allocated to limited partners	$ (266,478)	$ 250,592

Net income (loss) allocated to general partner	$ (2,692)	$ 2,531

Net income (loss) per BAC	$ (.07)	$ .06

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2006	2005

Income
Interest income	$ 58	$ 96
Other income	-	-
	58	96

Share of loss from Operating Partnerships(Note D)	(76,656)	(64,864)

Expenses
Professional fees	485	8,808
Fund management fee (Note C)	52,922	52,922
Amortization	488	488
General and administrative expenses	1,055	1,748
	54,950	63,966

NET INCOME (LOSS)	$ (131,548)	$ (128,734)

Net income (loss) allocated to limited partners	$ (130,233)	$ (127,447)

Net income (loss) allocated to general partner	$ (1,315)	$ (1,287)

Net income (loss) per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2006	2005

Income
Interest income	$ 189	$ 273
Other income	5,683	5,683
	5,872	5,956

Share of loss from Operating Partnerships(Note D)	(73,850)	(262,649)

Expenses
Professional fees	1,238	412
Fund management fee (Note C)	58,125	53,534
Amortization	1,535	1,535
General and administrative expenses	1,420	2,218
	62,318	57,699

NET INCOME (LOSS)	$ (130,296)	$ (314,392)

Net income (loss) allocated to limited partners	$ (128,993)	$ (311,248)

Net income (loss) allocated to general partner	$ (1,303)	$ (3,144)

Net income (loss) per BAC	$ (.05)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2006	2005

Income
Interest income	$ 78	$ 124
Other income	-	-
	78	124

Share of loss from Operating Partnerships(Note D)	(285,300)	(463,609)

Expenses
Professional fees	1,238	669
Fund management fee (Note C)	58,816	58,817
Amortization	2,283	2,283
General and administrative expenses	1,788	2,676
	64,125	64,445

NET INCOME (LOSS)	$ (349,347)	$ (527,930)

Net income (loss) allocated to limited partners	$ (345,854)	$ (522,651)

Net income (loss) allocated to general partner	$ (3,493)	$ (5,279)

Net income (loss) per BAC	$ (.10)	$ (.16)

The accompanying notes are an ntegral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2006	2005

Income
Interest income	$ 165	$ 220
Other income	-	385
	165	605

Share of loss from Operating Partnerships(Note D)	(74,084)	(81,023)

Expenses
Professional fees	1,004	500
Fund management fee (Note C)	55,083	50,454
Amortization	2,551	2,551
General and administrative expenses	1,160	1,874
	59,798	55,379

NET INCOME (LOSS)	$ (133,717)	$ (135,797)

Net income (loss) allocated to limited partners	$ (132,380)	$ (134,439)

Net income (loss) allocated to general partner	$ (1,337)	$ (1,358)

Net income (loss) per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2006	2005

Income
Interest income	$ 269	$ 372
Other income	-	-
	269	372

Share of loss from Operating Partnerships(Note D)	(100,712)	(112,495)

Expenses
Professional fees	485	9,435
Fund management fee (Note C)	64,286	62,195
Amortization	3,805	3,805
General and administrative expenses	1,677	2,356
	70,253	77,791

NET INCOME (LOSS)	$ (170,696)	$ (189,914)

Net income (loss) allocated to limited partners	$ (168,989)	$ (188,015)

Net income (loss) allocated to general partner	$ (1,707)	$ (1,899)

Net income (loss) per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2006	2005

Income
Interest income	$ 1,401	$ 357
Other income	-	106
	1,401	463

Share of loss from Operating Partnerships(Note D)	(287,979)	(213,667)

Expenses
Professional fees	478	1,136
Fund management fee (Note C)	106,152	91,342
Amortization	4,226	4,226
General and administrative expenses	2,142	2,942
	112,998	99,646

NET INCOME (LOSS)	$ (399,576)	$ (312,850)

Net income (loss) allocated to limited partners	$ (395,580)	$ (309,722)

Net income (loss) allocated to general partner	$ (3,996)	$ (3,128)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2006	2005

Income
Interest income	$ 109	$ 129
Other income	-	-
	109	129

Share of loss from Operating Partnerships(Note D)	(227,165)	(208,798)

Expenses
Professional fees	485	516
Fund management fee (Note C)	75,171	63,452
Amortization	3,914	3,914
General and administrative expenses	1,234	1,932
	80,804	69,814

NET INCOME (LOSS)	$ (307,860)	$ (278,483)

Net income (loss) allocated to limited partners	$ (304,781)	$ (275,698)

Net income (loss) allocated to general partner	$ (3,079)	$ (2,785)

Net income (loss) per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2006	2005

Income
Interest income	$ 439	$ 450
Other income	-	-
	439	450

Share of loss from Operating Partnerships(Note D)	(270,944)	(399,545)

Expenses
Professional fees	714	1,137
Fund management fee (Note C)	48,529	42,666
Amortization	825	825
General and administrative expenses	1,924	2,657
	51,992	47,285

NET INCOME (LOSS)	$ (322,497)	$ (446,380)

Net income (loss) allocated to limited partners	$ (319,272)	$ (441,916)

Net income (loss) allocated to general partner	$ (3,225)	$ (4,464)

Net income (loss) per BAC	$ (.08)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2006	2005

Income
Interest income	$ 2,572	$ 1,401
Other income	-	-
	2,572	1,401

Share of loss from Operating Partnerships(Note D)	(296,695)	(390,902)

Expenses
Professional fees	714	810
Fund management fee (Note C)	83,245	81,976
Amortization	828	828
General and administrative expenses	2,376	3,573
	87,163	87,187

NET INCOME (LOSS)	$ (381,286)	$ (476,688)

Net income (loss) allocated to limited partners	$ (377,473)	$ (471,921)

Net income (loss) allocated to general partner	$ (3,813)	$ (4,767)

Net income (loss) per BAC	$ (.09)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2006	2005

Income
Interest income	$ 1,857	$ 292
Other income	-	-
	1,857	292

Share of loss from Operating Partnerships(Note D)	(145,742)	(292,842)

Expenses
Professional fees	2,350	9,256
Fund management fee (Note C)	48,580	49,892
Amortization	5,309	5,309
General and administrative expenses	1,315	1,910
	57,554	66,367

NET INCOME (LOSS)	$ (201,439)	$ (358,917)

Net income (loss) allocated to limited partners	$ (199,425)	$ (355,328)

Net income (loss) allocated to general partner	$ (2,014)	$ (3,589)

Net income (loss) per BAC	$ (.08)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2006	2005

Income
Interest income	$ 108	$ 132
Other income	-	-
	108	132

Share of loss from Operating Partnerships(Note D)	(348,305)	(479,054)

Expenses
Professional fees	485	509
Fund management fee (Note C)	99,360	93,451
Amortization	-	-
General and administrative expenses	1,865	2,676
	101,710	96,636

NET INCOME (LOSS)	$ (449,907)	$ (575,558)

Net income (loss) allocated to limited partners	$ (445,408)	$ (569,802)

Net income (loss) allocated to general partner	$ (4,499)	$ (5,756)

Net income (loss) per BAC	$ (.10)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2006	2005

Income
Interest income	$ 354	$ 428
Other income	-	-
	354	428

Share of loss from Operating Partnerships(Note D)	(394,033)	(362,491)

Expenses
Professional fees	1,815	851
Fund management fee (Note C)	69,885	77,885
Amortization	9,182	7,600
General and administrative expenses	2,172	2,912
	83,054	89,248

NET INCOME (LOSS)	$ (476,733)	$ (451,311)

Net income (loss) allocated to limited partners	$ (471,966)	$ (446,798)

Net income (loss) allocated to general partner	$ (4,767)	$ (4,513)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2006	2005

Income
Interest income	$ 932	$ 191
Other income	-	-
	932	191

Share of loss from Operating Partnerships(Note D)	(205,532)	(185,481)

Expenses
Professional fees	1,273	524
Fund management fee (Note C)	26,071	43,491
Amortization	6,819	6,819
General and administrative expenses	1,272	1,827
	35,435	52,661

NET INCOME (LOSS)	$ (240,035)	$ (237,951)

Net income (loss) allocated to limited partners	$ (237,635)	$ (235,571)

Net income (loss) allocated to general Partner	$ (2,400)	$ (2,380)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2006	2005

Income
Interest income	$ 119	$ 196
Other income	-	-
	119	196

Share of loss from Operating Partnerships(Note D)	(252,790)	(481,408)

Expenses
Professional fees	485	463
Fund management fee (Note C)	73,299	73,298
Amortization	10,984	10,984
General and administrative expenses	1,548	2,301
	86,316	87,046

NET INCOME (LOSS)	$ (338,987)	$ (568,258)

Net income (loss) allocated to limited partners	$ (335,597)	$ (562,575)

Net income (loss) allocated to general partner	$ (3,390)	$ (5,683)

Net income (loss) per BAC	$ (.10)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2006	2005

Income
Interest income	$ 877	$ 612
Other income	-	-
	877	612

Share of loss from Operating Partnerships(Note D)	(220,070)	(189,144)

Expenses
Professional fees	485	451
Fund management fee (Note C)	57,090	44,795
Amortization	32,309	32,309
General and administrative expenses	1,504	2,225
	91,388	79,780

NET INCOME (LOSS)	$ (310,581)	$ (268,312)

Net income (loss) allocated to limited partners	$ (307,475)	$ (265,629)

Net income (loss) allocated to general partner	$ (3,106)	$ (2,683)

Net income (loss) per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2006	2005

Income
Interest income	$ 47	$ 76
Other income	-	-
	47	76

Share of loss from Operating Partnerships(Note D)	(107,026)	(127,187)

Expenses
Professional fees	485	604
Fund management fee (Note C)	39,861	28,531
Amortization	22,116	22,116
General and administrative expenses	952	1,572
	63,414	52,823

NET INCOME (LOSS)	$ (170,393)	$ (179,934)

Net income (loss) allocated to limited partners	$ (168,689)	$ (178,135)

Net income (loss) allocated to general partner	$ (1,704)	$ (1,799)

Net income (loss) per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2006	2005

Income
Interest income	$ 268	$ 391
Other income	-	-
	268	391

Share of loss from Operating Partnerships(Note D)	(189,197)	(147,815)

Expenses
Professional fees	1,277	410
Fund management fee (Note C)	43,216	40,698
Amortization	23,706	23,706
General and administrative expenses	632	1,455
	68,831	66,269

NET INCOME (LOSS)	$ (257,760)	$ (213,693)

Net income (loss) allocated to limited partners	$ (255,182)	$ (211,556)

Net income (loss) allocated to general partner	$ (2,578)	$ (2,137)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2006	2005

Income
Interest income	$ 923	$ 196
Other income	-	-
	923	196

Share of loss from Operating Partnerships(Note D)	(75,878)	(123,895)

Expenses
Professional fees	485	627
Fund management fee (Note C)	33,900	38,525
Amortization	24,729	24,729
General and administrative expenses	1,215	1,783
	60,329	65,664

NET INCOME (LOSS)	$ (135,284)	$ (189,363)

Net income (loss) allocated to limited partners	$ (133,931)	$ (187,469)

Net income (loss) allocated to general partner	$ (1,353)	$ (1,894)

Net income (loss) per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2006	2005

Income
Interest income	$ 342	$ 195
Other income	-	-
	342	195

Share of loss from Operating Partnerships(Note D)	(185,572)	(203,215)

Expenses
Professional fees	2,098	614
Fund management fee (Note C)	34,200	29,829
Amortization	22,581	22,581
General and administrative expenses	1,023	1,381
	59,902	54,405

NET INCOME (LOSS)	$ (245,132)	$ (257,425)

Net income (loss) allocated to limited partners	$ (242,681)	$ (254,851)

Net income (loss) allocated to general partner	$ (2,451)	$ (2,574)

Net income (loss) per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2006	2005

Income
Interest income	$ 1,323	$ 40
Other income	-	-
	1,323	40

Share of loss from Operating Partnerships(Note D)	(189,798)	(185,733)

Expenses
Professional fees	2,653	741
Fund management fee (Note C)	35,753	28,162
Amortization	28,431	28,431
General and administrative expenses	1,235	1,792
	68,072	59,126

NET INCOME (LOSS)	$ (256,547)	$ (244,819)

Net income (loss) allocated to limited partners	$ (253,982)	$ (242,371)

Net income (loss) allocated to general partner	$ (2,565)	$ (2,448)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2006	2005

Income
Interest income	$ 62	$ 178
Other income	636	-
	698	178

Share of loss from Operating Partnerships(Note D)	(337,013)	(286,404)

Expenses
Professional fees	2,177	646
Fund management fee (Note C)	51,936	53,268
Amortization	33,481	33,481
General and administrative expenses	1,593	1,940
	89,187	89,335

NET INCOME (LOSS)	$ (425,502)	$ (375,561)

Net income (loss) allocated to limited partners	$ (421,247)	$ (371,805)

Net income (loss) allocated to general partner	$ (4,255)	$ (3,756)

Net income (loss) per BAC	$ (.15)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2006	2005

Income
Interest income	$ 5,762	$ 2,048
Other income	-	-
	5,762	2,048

Share of loss from Operating Partnerships(Note D)	(284,309)	(169,670)

Expenses
Professional fees	12,652	638
Fund management fee (Note C)	61,489	39,548
Amortization	29,055	29,055
General and administrative expenses	2,352	2,398
	105,548	71,639

NET INCOME (LOSS)	$ (384,095)	$ (239,261)

Net income (loss) allocated to limited partners	$ (380,254)	$ (236,868)

Net income (loss) allocated to general partner	$ (3,841)	$ (2,393)

Net income (loss) per BAC	$ (.14)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2006	2005

Income
Interest income	$ 7,822	$ 4,476
Other income	-	-
	7,822	4,476

Share of loss from Operating Partnerships(Note D)	(307,848)	(359,645)

Expenses
Professional fees	2,470	1,307
Fund management fee (Note C)	74,530	58,601
Amortization	41,717	41,219
General and administrative expenses	1,821	5,344
	120,538	106,471

NET INCOME (LOSS)	$ (420,564)	$ (461,640)

Net income (loss) allocated to limited partners	$ (416,358)	$ (457,024)

Net income (loss) allocated to general partner	$ (4,206)	$ (4,616)

Net income (loss) per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2006	2005

Income
Interest income	$ 11,296	$ 38,476
Other income	-	-
	11,296	38,476

Share of loss from Operating Partnerships(Note D)	(288,234)	(180,837)

Expenses
Professional fees	485	6,354
Fund management fee (Note C)	52,976	49,523
Amortization	30,991	30,888
General and administrative expenses	1,934	23,651
	86,386	110,416

NET INCOME (LOSS)	$ (363,324)	$ (252,777)

Net income (loss) allocated to limited partners	$ (359,691)	$ (250,249)

Net income (loss) allocated to general partner	$ (3,633)	$ (2,528)

Net income (loss) per BAC	$ (.13)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2006	2005

Income
Interest income	$ 20,314	$ 34,648
Other income	-	-
	20,314	34,648

Share of loss from Operating Partnerships(Note D)	(358,610)	(73,987)

Expenses
Professional fees	1,182	3,974
Fund management fee (Note C)	85,673	75,207
Amortization	36,221	34,069
General and administrative expenses	4,637	22,476
	127,713	135,726

NET INCOME (LOSS)	$ (466,009)	$ (175,065)

Net income (loss) allocated to limited partners	$ (461,349)	$ (173,314)

Net income (loss) allocated to general partner	$ (4,660)	$ (1,751)

Net income (loss) per BAC	$ (.11)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2006	2005

Income
Interest income	$ 30,880	$ 40,893
Other income	-	-
	30,880	40,893

Share of gain (loss) from Operating Partnerships(Note D)	(147,090)	(43,338)

Expenses
Professional fees	485	2,940
Fund management fee (Note C)	61,035	44,631
Amortization	25,914	25,825
General and administrative expenses	4,042	18,800
	91,476	92,196

NET INCOME (LOSS)	$ (207,686)	$ (94,641)

Net income (loss) allocated to limited partners	$ (205,609)	$ (93,695)

Net income (loss) allocated to general partner	$ (2,077)	$ (946)

Net income (loss) per BAC	$ (.07)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$ 326,207,079	$(3,943,585)	$ 322,263,494

Distribution	-	-	-

Net income (loss)	(7,866,512)	(79,459)	(7,945,971)

Partners' capital (deficit), June 30, 2006	$ 318,340,567	$(4,023,044)	$ 314,317,523

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 20
Partners' capital (deficit) April 1, 2006	$ (695,785)	$ (318,393)	$(1,014,178)

Distribution	-	-	-

Net income (loss)	(266,478)	(2,692)	(269,170)

Partners' capital (deficit), June 30, 2006	$ (962,263)	$ (321,085)	$(1,283,348)

Series 21
Partners' capital (deficit) April 1, 2006	$ (225,720)	$ (165,868)	$ (391,588)

Distribution	-	-	-

Net income (loss)	(130,233)	(1,315)	(131,548)

Partners' capital (deficit), June 30, 2006	$ (355,953)	$ (167,183)	$ (523,136)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 22
Partners' capital (deficit) April 1, 2006	$ (643,756)	$ (227,797)	$ (871,553)

Distribution	-	-	-

Net income (loss)	(128,993)	(1,303)	(130,296)

Partners' capital (deficit), June 30, 2006	$ (772,749)	$ (229,100)	$(1,001,849)

Series 23
Partners' capital (deficit) April 1, 2006	$ 1,404,187	$ (273,540)	$ 1,130,647

Distribution	-	-	-

Net income (loss)	(345,854)	(3,493)	(349,347)

Partners' capital (deficit), June 30, 2006	$ 1,058,333	$ (277,033)	$ 781,300

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 24
Partners' capital (deficit) April 1, 2006	$ 545,191	$ (181,663)	$ 363,528

Distribution	-	-	-

Net income (loss)	(132,380)	(1,337)	(133,717)

Partners' capital (deficit), June 30, 2006	$ 412,811	$ (183,000)	$ 229,811

Series 25
Partners' capital (deficit) April 1, 2006	$ 6,348,055	$ (195,923)	$ 6,152,132

Distribution	-	-	-

Net income (loss)	(168,989)	(1,707)	(170,696)

Partners' capital (deficit), June 30, 2006	$ 6,179,066	$ (197,630)	$ 5,981,436

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 26
Partners' capital (deficit) April 1, 2006	$ 8,714,397	$ (255,666)	$ 8,458,731

Distribution	-	-	-

Net income (loss)	(395,580)	(3,996)	(399,576)

Partners' capital (deficit), June 30, 2006	$ 8,318,817	$ (259,662)	$ 8,059,155

Series 27
Partners' capital (deficit) April 1, 2006	$ 7,952,311	$ (128,206)	$ 7,824,105

Distribution	-	-	-

Net income (loss)	(304,781)	(3,079)	(307,860)

Partners' capital (deficit), June 30, 2006	$ 7,647,530	$ (131,285)	$ 7,516,245

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 28
Partners' capital (deficit) April 1, 2006	$ 14,594,412	$ (199,802)	$ 14,394,610

Distribution	-	-	-

Net income (loss)	(319,272)	(3,225)	(322,497)

Partners' capital (deficit), June 30, 2006	$ 14,275,140	$ (203,027)	$ 14,072,113

Series 29
Partners' capital (deficit) April 1, 2006	$ 9,420,408	$ (246,912)	$ 9,173,496

Distribution	-	-	-

Net income (loss)	(377,473)	(3,813)	(381,286)

Partners' capital (deficit), June 30, 2006	$ 9,042,935	$ (250,725)	$ 8,792,210

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 30
Partners' capital (deficit) April 1, 2006	$ 8,612,049	$ (142,360)	$ 8,469,689

Distribution	-	-	-

Net income (loss)	(199,425)	(2,014)	(201,439)

Partners' capital (deficit), June 30, 2006	$ 8,412,624	$ (144,374)	$ 8,268,250

Series 31
Partners' capital (deficit) April 1, 2006	$ 12,714,068	$ (254,665)	$ 12,459,403

Distribution	-	-	-

Net income (loss)	(445,408)	(4,499)	(449,907)

Partners' capital (deficit), June 30, 2006	$ 12,268,660	$ (259,164)	$ 12,009,496

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 32
Partners' capital (deficit) April 1, 2006	$ 17,381,263	$ (234,897)	$ 17,146,366

Distribution	-	-	-

Net income (loss)	(471,966)	(4,767)	(476,733)

Partners' capital (deficit), June 30, 2006	$ 16,909,297	$ (239,664)	$ 16,669,633

Series 33
Partners' capital (deficit) April 1, 2006	$ 10,337,289	$ (123,644)	$ 10,213,645

Distribution	-	-	-

Net income (loss)	(237,635)	(2,400)	(240,035)

Partners' capital (deficit), June 30, 2006	$ 10,099,654	$ (126,044)	$ 9,973,610

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 34
Partners' capital (deficit) April 1, 2006	$ 13,214,342	$ (169,947)	$ 13,044,395

Distribution	-	-	-

Net income (loss)	(335,597)	(3,390)	(338,987)

Partners' capital (deficit), June 30, 2006	$ 12,878,745	$ (173,337)	$ 12,705,408

Series 35
Partners' capital (deficit) April 1, 2006	$ 16,643,105	$ (116,761)	$ 16,526,344

Distribution	-	-	-

Net income (loss)	(307,475)	(3,106)	(310,581)

Partners' capital (deficit), June 30, 2006	$ 16,335,630	$ (119,867)	$ 16,215,763

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 36
Partners' capital (deficit) April 1, 2006	$ 10,451,081	$ (74,902)	$ 10,376,179

Distribution	-	-	-

Net income (loss)	(168,689)	(1,704)	(170,393)

Partners' capital (deficit), June 30, 2006	$ 10,282,392	$ (76,606)	$ 10,205,786

Series 37
Partners' capital (deficit) April 1, 2006	$ 13,558,669	$ (80,784)	$ 13,477,885

Distribution	-	-	-

Net income (loss)	(255,182)	(2,578)	(257,760)

Partners' capital (deficit), June 30, 2006	$ 13,303,487	$ (83,362)	$ 13,220,125

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 38
Partners' capital (deficit) April 1, 2006	$ 14,557,855	$ (73,440)	$ 14,484,415

Distribution	-	-	-

Net income (loss)	(133,931)	(1,353)	(135,284)

Partners' capital (deficit), June 30, 2006	$ 14,423,924	$ (74,793)	$ 14,349,131

Series 39
Partners' capital (deficit) April 1, 2006	$ 13,165,083	$ (65,445)	$ 13,099,638

Distribution	-	-	-

Net income (loss)	(242,681)	(2,451)	(245,132)

Partners' capital (deficit), June 30, 2006	$ 12,922,402	$ (67,896)	$ 12,854,506

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 40
Partners' capital (deficit) April 1, 2006	$ 16,205,779	$ (63,520)	$ 16,142,259

Distribution	-	-	-

Net income (loss)	(253,982)	(2,565)	(256,547)

Partners' capital (deficit), June 30, 2006	$ 15,951,797	$ (66,085)	$ 15,885,712

Series 41
Partners' capital (deficit) April 1, 2006	$ 13,929,931	$ (110,980)	$ 13,818,951

Distribution	-	-	-

Net income (loss)	(421,247)	(4,255)	(425,502)

Partners' capital (deficit), June 30, 2006	$ 13,508,684	$ (115,235)	$ 13,393,449

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 42
Partners' capital (deficit) April 1, 2006	$ 18,401,306	$ (57,500)	$ 18,343,806

Distribution	-	-	-

Net income (loss)	(380,254)	(3,841)	(384,095)

Partners' capital (deficit), June 30, 2006	$ 18,021,052	$ (61,341)	$ 17,959,711

Series 43
Partners' capital (deficit) April 1, 2006	$ 23,972,939	$ (82,619)	$ 23,890,320

Distribution	-	-	-

Net income (loss)	(416,358)	(4,206)	(420,564)

Partners' capital (deficit), June 30, 2006	$ 23,556,581	$ (86,825)	$ 23,469,756

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 44
Partners' capital (deficit) April 1, 2006	$ 19,857,186	$ (39,269)	$ 19,817,917

Distribution	-	-	-

Net income (loss)	(359,691)	(3,633)	(363,324)

Partners' capital (deficit), June 30, 2006	$ 19,497,495	$ (42,902)	$ 19,454,593

Series 45
Partners' capital (deficit) April 1, 2006	$ 31,229,072	$ (41,789)	$ 31,187,283

Distribution		-	-

Net income (loss)	(461,349)	(4,660)	(466,009)

Partners' capital (deficit), June 30, 2006	$ 30,767,723	$ (46,449)	$ 30,721,274

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total
Series 46
Partners' capital (deficit) April 1, 2006	$ 24,562,362	$ (17,293)	$ 24,545,069

Distribution	-	-	-

Net income (loss)	(205,609)	(2,077)	(207,686)

Partners' capital (deficit), June 30, 2006	$ 24,356,753	$ (19,370)	$ 24,337,383

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net income (loss)	$(7,945,971)	$(7,702,531)
Adjustments
Amortization	404,893	400,469
Distributions from Operating Partnerships	90,050	298,976
Share of Loss from Operating Partnerships	5,912,337	5,762,412
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(8,579)	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	2,236	(2,118,424)
(Decrease) Increase in accounts payable affiliates	1,147,772	1,665,012

Net cash (used in) provided by operating activities	(397,262)	(1,694,086)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(15,515)	(14,920)
Capital contributions paid to Operating Partnerships	(1,805,386)	(3,123,919)
Proceeds from sale of operating limited partnerships:	7,016	401,525
Advances to Operating Partnerships	728,459	(217,698)
Investments	1,005,495	3,876,688

Net cash (used in) provided by investing activities	(79,931)	921,676

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(477,193)	(772,410)

Cash and cash equivalents, beginning	11,837,413	18,346,447

Cash and cash equivalents, ending	$ 11,360,220	$ 17,574,037

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 259,174	$ 3,603,869

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (269,170)	$ 253,123
Adjustments
Amortization	893	893
Distributions from Operating Partnerships	10,522	9,659
Share of (Income) Loss from Operating Partnerships	181,905	(327,286)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	16,522	(24,495)
(Decrease) Increase in accounts payable affiliates	(456,914)	61,884

Net cash (used in) provided by operating activities	(516,242)	(26,222)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	7,016	401,525
Advances to Operating Partnerships	-	-
Investments	-	(1,177,332)

Net cash (used in) provided by investing activities	7,016	(775,807)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(509,226)	(802,029)

Cash and cash equivalents, beginning	802,957	2,435,923

Cash and cash equivalents, ending	$ 293,731	$ 1,633,894

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (131,548)	$ (128,734)
Adjustments
Amortization	488	488
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	76,656	64,864
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	56,460	56,460

Net cash (used in) provided by operating activities	2,056	(6,922)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,056	(6,922)

Cash and cash equivalents, beginning	60,403	100,468

Cash and cash equivalents, ending	$ 62,459	$ 93,546

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (130,296)	$ (314,392)
Adjustments
Amortization	1,535	1,535
Distributions from Operating Partnerships	1,319	1,970
Share of Loss from Operating Partnerships	73,850	262,649
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	63,648	63,648

Net cash (used in) provided by operating activities	10,056	15,410

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,056	15,410

Cash and cash equivalents, beginning	170,119	272,446

Cash and cash equivalents, ending	$ 180,175	$ 287,856

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (349,347)	$ (527,930)
Adjustments
Amortization	2,283	2,283
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	285,300	463,609
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	60,066	60,067

Net cash (used in) provided by operating activities	(1,698)	(1,971)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,698)	(1,971)

Cash and cash equivalents, beginning	84,479	126,832

Cash and cash equivalents, ending	$ 82,781	$ 124,861

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (133,717)	$ (135,797)
Adjustments
Amortization	2,551	2,551
Distributions from Operating Partnerships	-	1,224
Share of Loss from Operating Partnerships	74,084	81,023
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	56,934	56,460

Net cash (used in) provided by operating activities	(148)	5,461

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148)	5,461

Cash and cash equivalents, beginning	172,640	220,367

Cash and cash equivalents, ending	$ 172,492	$ 225,828

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (170,696)	$ (189,914)
Adjustments
Amortization	3,805	3,805
Distributions from Operating Partnerships	-	15
Share of Loss from Operating Partnerships	100,712	112,495
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	68,169	68,169

Net cash (used in) provided by operating activities	1,990	(5,430)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,990	(5,430)

Cash and cash equivalents, beginning	263,159	378,135

Cash and cash equivalents, ending	$ 265,149	$ 372,705

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (399,576)	$ (312,850)
Adjustments
Amortization	4,226	4,226
Distributions from Operating Partnerships	1,157	36,306
Share of Loss from Operating Partnerships	287,979	213,667
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	108,689	108,689

Net cash (used in) provided by operating activities	2,475	50,038

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 26

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,475	50,038

Cash and cash equivalents, beginning	285,372	353,640

Cash and cash equivalents, ending	$ 287,847	$ 403,678

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (307,860)	$ (278,483)
Adjustments
Amortization	3,914	3,914
Distributions from Operating Partnerships	118	7,175
Share of Loss from Operating Partnerships	227,165	208,798
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	78,801	78,801

Net cash (used in) provided by Operating activities	2,138	20,205

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,138	20,205

Cash and cash equivalents, beginning	116,714	127,380

Cash and cash equivalents, ending	$ 118,852	$ 147,585

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (322,497)	$ (446,380)
Adjustments
Amortization	825	825
Distributions from Operating Partnerships	47,002	169,994
Share of Loss from Operating Partnerships	270,944	399,545
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	83,529	83,529

Net cash (used in) provided by operating activities	79,803	207,513

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,803	207,513

Cash and cash equivalents, beginning	433,154	428,256

Cash and cash equivalents, ending	$ 512,957	$ 635,769

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (381,286)	$ (476,688)
Adjustments
Amortization	828	828
Distributions from Operating Partnerships	1,200	-
Share of Loss from Operating Partnerships	296,695	390,902
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(688)
(Decrease) Increase in accounts payable affiliates	84,495	84,495

Net cash (used in) provided by operating activities	1,932	(1,151)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(17,610)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	52,989	-

Net cash (used in) provided by investing activities	52,989	(17,610)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 29

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,921	(18,761)

Cash and cash equivalents, beginning	134,976	253,902

Cash and cash equivalents, ending	$ 189,897	$ 235,141

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (201,439)	$ (358,917)
Adjustments
Amortization	5,309	5,309
Distributions from Operating Partnerships	885	12,870
Share of Loss from Operating Partnerships	145,742	292,842
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	55,230	55,230

Net cash (used in) provided by operating activities	5,727	7,334

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,727	7,334

Cash and cash equivalents, beginning	412,161	300,371

Cash and cash equivalents, ending	$ 417,888	$ 307,705

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (449,907)	$ (575,558)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	-	55
Share of Loss from Operating Partnerships	348,305	479,054
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	99,360	99,360

Net cash (used in) provided by operating activities	(2,242)	2,911

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,242)	2,911

Cash and cash equivalents, beginning	128,337	134,942

Cash and cash equivalents, ending	$ 126,095	$ 137,853

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (476,733)	$ (451,311)
Adjustments
Amortization	9,182	7,600
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	394,033	362,491
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	82,886	82,886

Net cash (used in) provided by operating activities	9,368	1,666

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,368	1,666

Cash and cash equivalents, beginning	386,782	439,407

Cash and cash equivalents, ending	$ 396,150	$ 441,073

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (240,035)	$ (237,951)
Adjustments
Amortization	6,819	6,819
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	205,532	185,481
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	43,491	43,491

Net cash (used in) provided by operating activities	15,807	(2,160)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	10,494	8,177
Investments	-	-

Net cash (used in) provided by investing activities	10,494	8,177

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,301	6,017

Cash and cash equivalents, beginning	197,136	191,000

Cash and cash equivalents, ending	$ 223,437	$ 197,017

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (338,987)	$ (568,258)
Adjustments
Amortization	10,984	10,984
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	252,790	481,408
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	73,299	73,299

Net cash (used in) provided by operating activities	(1,914)	(2,567)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,914)	(2,567)

Cash and cash equivalents, beginning	124,985	198,385

Cash and cash equivalents, ending	$ 123,071	$ 195,818

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (310,581)	$ (268,312)
Adjustments
Amortization	32,309	32,309
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	220,070	189,144
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	57,090	57,090

Net cash (used in) provided by operating activities	(1,112)	10,231

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,112)	10,231

Cash and cash equivalents, beginning	481,041	636,348

Cash and cash equivalents, ending	$ 479,929	$ 646,579

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (170,393)	$ (179,934)
Adjustments
Amortization	22,116	22,116
Distributions from Operating Partnerships	-	2,493
Share of Loss from Operating Partnerships	107,026	127,187
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	40,149	40,569

Net cash (used in) provided by operating activities	(1,102)	12,431

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,102)	12,431

Cash and cash equivalents, beginning	79,450	76,718

Cash and cash equivalents, ending	$ 78,348	$ 89,149

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (257,760)	$ (213,693)
Adjustments
Amortization	23,706	23,706
Distributions from Operating Partnerships	2,820	2,495
Share of Loss from Operating Partnerships	189,197	147,815
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,600	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	21,779	11,539

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	67,239	17,022
Investments	-	-

Net cash (used in) provided by investing activities	67,239	17,022

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,018	28,561

Cash and cash equivalents, beginning	268,593	390,428

Cash and cash equivalents, ending	$ 357,611	$ 418,989

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (135,284)	$ (189,363)
Adjustments
Amortization	24,729	24,729
Distributions from Operating Partnerships	-	204
Share of Loss from Operating Partnerships	75,878	123,895
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	41,100	41,609

Net cash (used in) provided by operating activities	6,423	1,074

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,423	1,074

Cash and cash equivalents, beginning	193,474	200,256

Cash and cash equivalents, ending	$ 199,897	$ 201,330

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (245,132)	$ (257,425)
Adjustments
Amortization	22,581	22,581
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	185,572	203,215
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	34,200	34,615

Net cash (used in) provided by operating activities	(2,779)	2,986

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,779)	2,986

Cash and cash equivalents, beginning	368,313	198,542

Cash and cash equivalents, ending	$ 365,534	$ 201,528

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

2006	2005
Cash flows from operating activities:

Net income (xloss)	$ (256,547)	$ (244,819)
Adjustments
Amortization	28,431	28,431
Distributions from Operating Partnerships	24,774	27,279
Share of Loss from Operating Partnerships	189,798	185,733
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	24,761	-
(Decrease) Increase in accounts payable affiliates	50,001	50,453

Net cash (used in) provided by operating activities	61,218	47,077

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,218	47,077

Cash and cash equivalents, beginning	216,126	30,695

Cash and cash equivalents, ending	$ 277,344	$ 77,772

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2006	2005

Cash flows from operating activities:

Net income (loss)	$ (425,502)	$ (375,561)
Adjustments
Amortization	33,481	33,481
Distributions from Operating Partnerships
Share of Loss from Operating Partnerships	337,013	286,404
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(16,522)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	68,610	69,597

Net cash (used in) provided by operating activities	(2,920)	13,921

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(80,401)	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(80,401)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2006	2006

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,321)	13,921

Cash and cash equivalents, beginning	83,998	178,767

Cash and cash equivalents, ending	$ 677	$ 192,688

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (384,095)	$ (239,261)
Adjustments
Amortization	29,055	29,055
Distributions from Operating Partnerships	-	7,987
Share of Loss from Operating Partnerships	284,309	169,670
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	62,991	61,331

Net cash (used in) provided by operating activities	(7,740)	28,782

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(292,695)	-
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(292,695)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(300,435)	28,782

Cash and cash equivalents, beginning	971,373	943,069

Cash and cash equivalents, ending	$ 670,938	$ 971,851

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ 168,463	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (420,564)	$ (461,640)
Adjustments
Amortization	41,717	41,219
Distributions from Operating Partnerships	253	19,250
Share of Loss from Operating Partnerships	307,848	359,645
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	157,557	1,243
(Decrease) Increase in accounts payable affiliates	76,530	75,947

Net cash (used in) provided by operating activities	163,341	35,664

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(136,066)	(16,048)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	650,726	-
Investments	-	5,326

Net cash (used in) provided by investing activities	514,660	(10,722)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	678,001	24,942

Cash and cash equivalents, beginning	189,255	332,509

Cash and cash equivalents, ending	$ 867,256	$ 357,451

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 90,711	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (363,324)	$ (252,777)
Adjustments
Amortization	30,991	30,888
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	288,234	180,837
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(196,604)	3,263
(Decrease) Increase in accounts payable affiliates	71,176	52,886

Net cash (used in) provided by operating activities	(169,527)	15,097

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(233,600)	(339,379)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	89,991	(103,790)

Net cash (used in) provided by investing activities	(143,609)	(443,169)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(313,136)	(428,072)

Cash and cash equivalents, beginning	1,356,192	1,764,709

Cash and cash equivalents, ending	$ 1,043,056	$ 1,336,637

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (466,009)	$ (175,065)
Adjustments
Amortization	36,221	34,069
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	358,610	73,987
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,657)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	25,199	(2,104,864)

Net cash (used in) provided by operating activities	(50,636)	(2,171,873)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(709)
Capital contributions paid to Operating Partnerships	(77,433)	(1,681,624)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	(242,897)
Investments	411,751	3,952,606

Net cash (used in) provided by investing activities	334,318	2,027,376

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	283,682	(144,497)

Cash and cash equivalents, beginning	1,167,018	2,145,548

Cash and cash equivalents, ending	$ 1,450,700	$ 2,001,051

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 3,603,869

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (207,686)	$ (94,641)
Adjustments
Amortization	25,914	25,825
Distributions from Operating Partnerships	-	-
Share of (Gain) Loss from Operating Partnerships	147,090	43,338
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	7,117
(Decrease) Increase in accounts payable affiliates	11,367	53,231

Net cash (used in) provided by operating activities	(23,315)	34,870

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(15,515)	(14,211)
Capital contributions paid to Operating Partnerships	(985,191)	(1,086,868)
Proceeds from sale of operating limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	450,764	1,217,488

Net cash (used in) provided by investing activities	(549,942)	116,409

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(573,257)	151,279

Cash and cash equivalents, beginning	2,689,206	5,487,404

Cash and cash equivalents, ending	$ 2,115,949	$ 5,638,683

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of June 1, 2001 there was a restructuring and, as a result, the Fund's general partner was reorganized as follows. The general partner of the Fund continues to be Boston Capital Associates IV L.P., a Delaware limited partnership. The general partner of the general partner of the Fund is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner of the Fund is Capital Investment Holdings, a general partnership whose partners are various officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC IV Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996, an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series, became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series, became effective. On July 24, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series, became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 1, 2003 an amendment to Form S- 11, which registered an additional 7,000,000 BACs for sale to the public, became effective.

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
June 30, 2006
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2006 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
June 30, 2006
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of June 30, 2006 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$1,550,522
Due after one year	-
Total	$1,550,522

The fair market value of the securities is $1,550,522, as of June 30, 2006.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of June 30, 2006 and 2005 is as follows:
	2006	2005
Series 20	$ 25,898	$ 22,326
Series 21	14,166	12,212
Series 22	44,514	38,374
Series 23	61,871	52,740
Series 24	73,983	63,779
Series 25	74,300	64,052
Series 26	124,792	107,889
Series 27	108,364	93,417
Series 28	23,926	20,626
Series 29	23,867	20,555
Series 30	153,844	132,606
Series 32	219,096	188,699
Series 33	196,857	169,577
Series 34	312,546	269,190
Series 35	887,059	764,193
Series 36	604,629	520,269
Series 37	559,131	469,146
Series 38	455,509	359,608
Series 39	395,001	307,221
Series 40	353,767	251,367
Series 41	489,903	374,369
Series 42	364,886	251,702
Series 43	472,137	325,543
Series 44	253,256	151,839
Series 45	284,016	166,259
Series 46	196,506	107,645
	$6,773,824	$5,305,203

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partner, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended June 30, 2006 and 2005 are as follows:
	2006	2005
Series 20	$ 84,438	$ 61,884
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,460
Series 25	68,169	68,169
Series 26	108,689	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	84,495	84,495
Series 30	55,230	55,230
Series 31	99,360	99,360
Series 32	82,886	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,001	50,001
Series 41	68,610	69,042
Series 42	62,991	60,839
Series 43	76,530	75,373
Series 44	71,176	52,887
Series 45	25,199	-
Series 46	11,367	53,231
	$1,689,124	$1,661,595

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended June 30, 2006 and 2005 are as follows:
	2006	2005
Series 20	$200,023	30,177
Series 45	66,936	85,557
Series 46	49,668	-
	$316,627	$115,734

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

During the three months ended June 30, 2006 the partnership received additional proceeds of $7,016 from one operating limited partnership in Series 20 which was disposed of in the prior year.

During the three months ended June 30, 2005 the partnership disposed of one of the operating limited partnerships in Series 20 and received proceeds from the operating limited partnership of $401,525.

The gain (loss) described below from the dispositions of properties is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from operating partnership investments. The largest difference is the ability for tax purposes, to deduct losses in excess of the partnership's investment in the operating partnership. As such, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

At June 30, 2006 and 2005 the Fund has limited partnership interests in 517 and 512 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2006 and 2005 is as follows:
	2006	2005
Series 20	22	23
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2006	2005
Series 40	16	16
Series 41	22	23
Series 42	23	22
Series 43	23	22
Series 44	10	8
Series 45	31	30
Series 46	14	12
	517	512

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2006 and 2005 are as follows:
	2006	2005
Series 20	$ -	$ 388,026
Series 21	236,479	457,642
Series 22	20,270	477,996
Series 23	-	117,796
Series 24	9,999	368,239
Series 25	61,733	768,198
Series 26	29,490	1,443,838
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	45,783	66,718
Series 30	127,396	128,167
Series 31	611,150	682,058
Series 32	484,756	520,571
Series 33	194,154	202,285
Series 34	8,244	48,744
Series 35	163,782	603,740
Series 36	-	657,998
Series 37	138,438	155,363
Series 38	-	-
Series 39	-	-
Series 40	8,694	152,424
Series 41	165	480,554
Series 42	702,672	680,975
Series 43	490,522	766,427
Series 44	781,022	1,011,018
Series 45	1,360,047	7,163,299
Series 46	1,116,969	2,636,039
	$6,672,482	$20,058,832

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2006.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 20

	2006	2005

Revenues
Rental	$ 2,344,622	$ 2,447,666
Interest and other	136,180	132,823
	2,480,802	2,580,489

Expenses
Interest	663,508	706,114
Depreciation and amortization	575,846	694,506
Operating expenses	1,562,062	1,390,827
	2,801,416	2,791,447

NET LOSS	$ (320,614)	$ (210,958)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (317,408)	$ (208,848)

Net loss allocated to other partners	$ (3,206)	$ (2,110)

* Amounts include $128,487 and $134,609 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 21

	2006	2006

Revenues
Rental	$ 1,288,852	$ 1,287,671
Interest and other	43,586	32,609
	1,332,438	1,320,280

Expenses
Interest	493,195	450,550
Depreciation and amortization	220,277	221,263
Operating expenses	1,071,505	1,047,985
	1,784,977	1,719,798

NET LOSS	$ (452,539)	$ (399,518)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (448,014)	$ (395,523)

Net loss allocated to other Partners	$ (4,525)	$ (3,995)

* Amounts include $371,358 and $330,659 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 22
	2006	2005

Revenues
Rental	$ 1,417,994	$ 1,390,763
Interest and other	70,895	67,011
	1,488,889	1,457,774

Expenses
Interest	324,049	338,053
Depreciation and amortization	413,654	478,420
Operating expenses	1,014,265	995,719
	1,751,968	1,812,192

NET LOSS	$ (263,079)	$ (354,418)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (260,448)	$ (350,874)

Net loss allocated to other Partners	$ (2,631)	$ (3,544)

* Amounts include $186,598 and $88,225 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 23

	2006	2005

Revenues
Rental	$ 1,271,607	$ 1,321,532
Interest and other	42,240	68,324
	1,313,847	1,389,856

Expenses
Interest	336,344	389,664
Depreciation and amortization	331,139	389,628
Operating expenses	934,546	1,078,857
	1,602,029	1,858,149

NET LOSS	$ (288,182)	$ (468,293)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (285,300)	$ (463,609)

Net loss allocated to other Partners	$ (2,882)	$ (4,684)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 24
	2006	2005

Revenues
Rental	$ 1,181,617	$ 1,188,720
Interest and other	25,312	25,464
	1,206,929	1,214,184

Expenses
Interest	236,868	251,532
Depreciation and amortization	332,744	335,145
Operating expenses	801,303	760,702
	1,370,915	1,347,379

NET LOSS	$ (163,986)	$ (133,195)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (162,346)	$ (131,863)

Net loss allocated to other Partners	$ (1,640)	$ (1,332)

* Amounts include $88,262 and $50,840 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 25
	2006	2005

Revenues
Rental	$ 2,179,428	$ 2,148,246
Interest and other	65,838	40,603
	2,245,266	2,188,849

Expenses
Interest	573,815	487,131
Depreciation and amortization	491,410	524,506
Operating expenses	1,494,257	1,326,843
	2,559,482	2,338,480

NET LOSS	$ (314,216)	$ (149,631)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (311,074)	$ (148,135)

Net loss allocated to other Partners	$ (3,142)	$ (1,496)

* Amounts include $210,362 and $35,640 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 20060
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 26
	2006	2005

Revenues
Rental	$ 2,601,935	$ 2,461,106
Interest and other	109,849	61,646
	2,711,784	2,522,752

Expenses
Interest	636,806	581,373
Depreciation and amortization	657,820	734,422
Operating expenses	1,772,514	1,513,458
	3,067,140	2,829,253

NET LOSS	$ (355,356)	$ (306,501)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (351,801)	$ (303,436)

Net loss allocated to other Partners	$ (3,555)	$ (3,065)

* Amounts include $63,822 and $89,769 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 27
	2006	2005

Revenues
Rental	$ 1,794,048	$ 1,714,073
Interest and other	24,858	30,625
	1,818,906	1,744,698

Expenses
Interest	691,471	697,591
Depreciation and amortization	435,408	435,600
Operating expenses	982,101	866,976
	2,108,980	2,000,167

NET LOSS	$ (290,074)	$ (255,469)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (287,173)	$ (252,914)

Net loss allocated to other Partners	$ (2,901)	$ (2,555)

* Amounts include $60,008 and $44,116 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 28
	2006	2005

Revenues
Rental	$ 1,690,728	$ 1,541,941
Interest and other	46,252	40,976
	1,736,980	1,582,917

Expenses
Interest	433,327	382,985
Depreciation and amortization	552,578	576,484
Operating expenses	1,028,576	1,031,199
	2,014,481	1,990,668

NET LOSS	$ (277,501)	$ (407,751)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (274,826)	$ (403,673)

Net loss allocated to other Partners	$ (2,675)	$ (4,078)

* Amounts include $3,882 and $4,128 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 29
	2006	2005

Revenues
Rental	$ 1,622,430	$ 1,978,500
Interest and other	144,708	78,867
	1,767,138	2,057,367

Expenses
Interest	416,392	438,573
Depreciation and amortization	635,122	697,726
Operating expenses	1,029,946	1,360,282
	2,081,460	2,496,581

NET LOSS	$ (314,322)	$ (439,214)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (311,179)	$ (434,822)

Net loss allocated to other Partners	$ (3,143)	$ (4,392)

* Amounts include $14,484 and $43,920 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 30
	2006	2005

Revenues
Rental	$ 1,277,617	$ 1,244,060
Interest and other	113,370	63,524
	1,390,987	1,307,584

Expenses
Interest	331,651	306,299
Depreciation and amortization	351,370	333,836
Operating expenses	998,908	963,249
	1,681,929	1,603,384

NET LOSS	$ (290,942)	$ (295,800)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (288,033)	$ (292,842)

Net loss allocated to other Partners	$ (2,909)	$ (2,958)

* Amounts include $142,291 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 31
	2006	2005

Revenues
Rental	$ 2,574,941	$ 2,464,550
Interest and other	112,284	95,275
	2,687,225	2,559,825

Expenses
Interest	587,592	516,172
Depreciation and amortization	753,203	830,071
Operating expenses	1,707,138	1,697,329
	3,047,933	3,043,572

NET LOSS	$ (360,708)	$ (483,747)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (357,246)	$ (479,054)

Net loss allocated to other Partners	$ (3,462)	$ (4,693)

* Amounts include $8,941 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 32
	2006	2005

Revenues
Rental	$ 1,284,768	$ 1,283,644
Interest and other	69,097	66,095
	1,353,865	1,349,739

Expenses
Interest	315,617	299,795
Depreciation and amortization	591,954	519,307
Operating expenses	853,119	932,421
	1,760,690	1,751,523

NET LOSS	$ (406,825)	$ (401,784)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (402,757)	$ (397,766)

Net loss allocated to other Partners	$ (4,068)	$ (4,018)

* Amounts include $8,724 and $35,275 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 33
	2006	2005

Revenues
Rental	$ 734,079	$ 674,892
Interest and other	25,305	18,503
	759,384	693,395

Expenses
Interest	229,798	220,892
Depreciation and amortization	265,302	243,975
Operating expenses	471,892	415,882
	966,992	880,749

NET LOSS	$ (207,608)	$ (187,354)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (205,532)	$ (185,481)

Net loss allocated to other Partners	$ (2,076)	$ (1,873)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 34
	2006	2005

Revenues
Rental	$ 1,444,751	$ 1,288,714
Interest and other	60,147	67,334
	1,504,898	1,356,048

Expenses
Interest	402,603	395,262
Depreciation and amortization	516,017	553,867
Operating expenses	841,621	893,190
	1,760,241	1,842,319

NET LOSS	$ (255,343)	$ (486,271)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (252,790)	$ (481,408)

Net loss allocated to other Partners	$ (2,553)	$ (4,863)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,

Series 35
	2006	2005

Revenues
Rental	$ 1,092,898	$ 1,061,052
Interest and other	39,305	117,630
	1,132,203	1,178,682

Expenses
Interest	302,718	276,387
Depreciation and amortization	364,158	382,791
Operating expenses	687,620	710,559
	1,354,496	1,369,737

NET LOSS	$ (222,293)	$ (191,055)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (220,070)	$ (189,144)

Net loss allocated to other Partners	$ (2,223)	$ (1,911)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 36
	2006	2005

Revenues
Rental	$ 806,412	$ 789,261
Interest and other	24,922	18,504
	831,334	807,765

Expenses
Interest	243,562	243,789
Depreciation and amortization	264,587	267,222
Operating expenses	431,940	425,472
	940,089	936,483

NET LOSS	$ (108,755)	$ (128,718)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (107,677)	$ (127,431)

Net loss allocated to other Partners	$ (1,078)	$ (1,287)

* Amounts include $651 and $244 for 2006 and 2005, respectively, of income loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 37
	2006	2005

Revenues
Rental	$ 1,103,489	$ 1,085,835
Interest and other	15,145	62,864
	1,118,634	1,148,699

Expenses
Interest	274,464	315,679
Depreciation and amortization	423,246	347,069
Operating expenses	612,032	635,259
	1,309,742	1,298,007

NET LOSS	$ (191,108)	$ (149,308)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (189,197)	$ (147,815)

Net loss allocated to other Partners	$ (1,911)	$ (1,493)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 38
	2006	2005

Revenues
Rental	$ 841,383	$ 772,539
Interest and other	41,470	26,311
	882,853	798,850

Expenses
Interest	214,158	206,522
Depreciation and amortization	297,190	244,765
Operating expenses	448,149	472,709
	959,497	923,996

NET LOSS	$ (76,644)	$ (125,146)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (75,878)	$ (123,895)

Net loss allocated to other Partners	$ (766)	$ (1,251)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 39
	2006	2005

Revenues
Rental	$ 627,640	$ 518,595
Interest and other	39,573	50,462
	667,213	569,057

Expenses
Interest	162,969	163,816
Depreciation and amortization	271,656	186,918
Operating expenses	420,034	423,590
	854,659	774,324

NET LOSS	$ (187,446)	$ (205,267)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (185,572)	$ (203,215)

Net loss allocated to other Partners	$ (1,874)	$ (2,052)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 40
	2006	2005

Revenues
Rental	$ 912,602	$ 872,195
Interest and other	27,218	37,521
	939,820	909,716

Expenses
Interest	237,497	245,253
Depreciation and amortization	346,792	364,694
Operating expenses	547,246	487,378
	1,131,535	1,097,325

NET LOSS	$ (191,715)	$ (187,609)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (189,798)	$ (185,733)

Net loss allocated to other Partners	$ (1,917)	$ (1,876)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 41
	2006	2005

Revenues
Rental	$ 1,273,314	$ 1,262,274
Interest and other	54,418	53,610
	1,327,732	1,315,884

Expenses
Interest	535,424	496,629
Depreciation and amortization	486,867	497,657
Operating expenses	715,516	678,541
	1,737,807	1,672,827

NET LOSS	$ (410,075)	$ (356,943)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (405,974)	$ (353,374)

Net loss allocated to other Partners	$ (4,101)	$ (3,569)

* Amounts include $68,961 and $66,970 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

        Series 42
	2006	2005

Revenues
Rental	$ 1,333,357	$ 1,384,885
Interest and other	43,338	45,855
	1,376,695	1,430,740

Expenses
Interest	375,502	437,089
Depreciation and amortization	449,043	476,449
Operating expenses	841,051	688,586
	1,665,596	1,602,124

NET LOSS	$ (288,901)	$ (171,384)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (286,012)	$ (169,670)

Net loss allocated to other Partners	$ (2,889)	$ (1,714)

* Amounts include $1,703 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 43
	2006	2005

Revenues
Rental	$ 1,562,705	$ 1,486,687
Interest and other	45,191	86,424
	1,607,896	1,573,111

Expenses
Interest	382,774	412,333
Depreciation and amortization	595,882	624,051
Operating expenses	972,883	900,005
	1,951,539	1,936,389

NET LOSS	$ (343,643)	$ (363,278)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$ (340,206)	$ (359,645)

Net loss allocated to other Partners	$ (3,437)	$ (3,633)

* Amounts include $32,358 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 44
	2006	2005

Revenues
Rental	$ 1,298,123	$ 932,676
Interest and other	59,360	30,335
	1,357,483	963,011

Expenses
Interest	511,543	311,144
Depreciation and amortization	370,525	349,580
Operating expenses	766,560	484,951
	1,648,628	1,145,675

NET LOSS	$ (291,145)	$ (182,664)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (288,234)	$ (180,837)

Net loss allocated to other Partners	$ (2,911)	$ (1,827)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 45
	2006	2005

Revenues
Rental	$ 1,848,254	$ 1,198,458
Interest and other	110,063	44,823
	1,958,317	1,243,281

Expenses
Interest	616,288	314,396
Depreciation and amortization	594,553	281,952
Operating expenses	1,109,708	721,667
	2,320,549	1,318,015

NET LOSS	$ (362,232)	$ (74,734)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (358,610)	$ (73,987)

Net loss allocated to other Partners	$ (3,622)	$ (747)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 46
	2006	2005

Revenues
Rental	$ 993,966	$ 800,073
Interest and other	21,776	7,686
	1,015,742	807,759

Expenses
Interest	339,527	195,745
Depreciation and amortization	280,174	179,665
Operating expenses	544,616	476,125
	1,164,317	851,535

NET GAIN (LOSS)	$ (148,575)	$ (43,776)

Net gain (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (147,090)	$ (43,338)

Net gain (loss)allocated to other Partners	$ (1,485)	$ (438)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended March 31, 2006 and 2005 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors, including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended December 31, 2006 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, and Series 46. Pursuant to the Partnership Agreement, there liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy there liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2006.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships.

Prior to the quarter ended June 30, 2006, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728.

During the quarter ended June 30, 2006, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of June 30, 2006, all of which has been loaned to the Operating Partnerships. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30,2006, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $20,270 as of June 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended June 30, 2006, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended June 30,2006, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of June 30, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended June 30, 2006, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of June 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended June 30, 2006, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of June 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,573.

During the quarter ended June 30, 2006, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of June 30, 2006. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended June 30, 2006, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of June 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,872.

During the quarter ended June 30, 2006, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of June 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869.

During the quarter ended June 30, 2006, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2006. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended June 30, 2006, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 5 Operating Partnerships in the amount of $611,150 as of June 30, 2006. Of the amount outstanding, $544,766 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The advances and loans will be converted to capital and the remaining contributions of $66,384, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 2006, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 5 Operating Partnerships in the amount of $484,756 as of June 30, 2006. Of the amount outstanding, $225,756 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $259,000, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended June 30, 2006, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of June 30, 2006. Of the amount outstanding, $21,806 has been loaned to one of the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $172,348, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended June 30, 2006, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of June 30, 2006. The remaining contributions will be released when the Operating Partnershi has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended June 30, 2006, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable to 1 Operating Partnership in the amount of $163,782 as of June 30, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended June 30, 2006, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2006, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2006, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2006. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2006, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,519 as of June 30, 2006. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2006, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of June 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. As of June 30, 2006 1 of the properties has been disposed of and 22 remain.

During the quarter ended June 30, 2006, Series 41 recorded capital contributions releases of $80,401. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $165 as of June 30, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,504,837.

During the quarter ended June 30, 2006, Series 42 recorded capital contributions releases of $292,695. Series 42 has outstanding contributions payable to 7 Operating Partnerships in the amount of $702,672 as of June 30, 2006. Of the amount outstanding, $183,295 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $519,377 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,293,091. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 43.

During the quarter ended June 30, 2006, Series 43 recorded capital contribution releases of $136,066. Series 43 has outstanding contributions payable to 6 Operating Partnerships in the amount of $490,522 as of June 30, 2006. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $240,220 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 44.

During the quarter ended June 30, 2006, Series 44 recorded capital contribution releases of $233,600. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $781,022 as of June 30, 2006. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $584,418 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 45.

During the quarter ended June 30, 2006, Series 45 recorded capital contribution releases of $77,433. Series 45 has outstanding contributions payable to 5 Operating Partnerships in the amount of $1,360,047 as of June 30, 2006. Of the amount outstanding, $567,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $792,504 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2006, Series 46 recorded capital contribution releases of $985,191. Series 46 has outstanding contributions payable to 9 Operating Partnerships in the amount of $1,116,969 as of June 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2006 and 2005, the Fund held limited partnership interests in 517 and 512 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each Apartment Complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2006, as Series 46 continues to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The Fund management fees incurred for the quarter ended June 30, 2006 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $79,406, $52,922, $58,125, $58,816, $55,083, $64,286, $106,152, $75,171, $48,529, $83,245, $48,580, $99,360, $69,885, $26,071, $73,299, $57,090, $39,861, $43,216, $33,900, $34,200, $35,753, $51,936, $61,489, $74,530, $52,976, $85,673 and $61,035, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 20 reflects net loss from Operating Partnerships of $(320,614) and $(210,958), respectively, which includes depreciation and amortization of $575,846 and $694,506, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 20 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburgh Seniors Apartments and Shady Lane Apartments. Coushatta Seniors II Apts, Floral Acres Apts, Harrisonburgh Seniors Apts and Shady Lane Apts sustained minor damage to shingles, roof vents, and sheetrock due to Hurricane Rita and Katrina. All repairs for Coushatta Seniors II Apts were completed on January 25, 2006 and were paid for out of operations. All repairs for Shady Lane Apts were completed on September 29, 2005 and were paid for out of operations. Damage to Harrisonburg Seniors was minor and repairs were completed on July 17, 2006. Repairs were paid for out of operations. Damage to Floral Acres Apts II is listed as being major. Missing shingles were replaced for $8,348 and missing vinyl siding was replaced for $2,500. Repairs were paid for out of the reserve account. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total. The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 20 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment limited partner were $512,415, all of which were allocated to Series 20. Of the total investment partnership proceeds received, $10,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership; approximately $14,501 represents reimbursement of expenses incurred related to the sale, which includes but is not limited to due diligence and legal; and $487,914 represents partial reimbursement for outstanding operating advances made by the investment partnership to the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment in the Operating Partnership to zero. Advances made by the investment limited partner that were not repaid from the sale proceeds totalled $954,317 and have been recorded as a loss on the sale of the Operating Partnership as of March 31, 2006. An additional gain on the sale of the Investment Limited Partner Interest of $7,016 was realized in the quarter ended June 30, 2006.

East Douglas Apartments Limited Partnership (East Douglas Apartments) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The property operated at just below breakeven in 2004 and generated $12,406 in 2005.

Physical occupancy averaged 94% in 2004 and 93% in 2005. In the second quarter of 2006, occupancy was 92% and the year to date occupancy is 93%. The most recent rental rates and utility allowances released by Illinois Housing Development Authority actually result in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The property has expended cash for the first half of 2006; however, the deficit is due to capital needs expenses that have may be reimbursed from the replacement and operating reserves. The mortgage, property taxes and insurance are all current.

The operating general partner is attempting to refinance the first mortgage with Illinois Housing Development Authority to replace the high interest first mortgage loan held by Arbor Commercial Mortgage. Due to the restrictions associated with the HOME loan, it is not possible to seek conventional financing to replace the current debt.

A physical needs assessment was completed in 2004 which enumerated many needed repairs, including tuck pointing, replacement or repair of the windows and deteriorating wooden trim. During the fourth quarter of 2005, the lender released funds from the operating deficit reserve in the amount of $61,426 which covered much of the cost of the repairs. The Tax Increment Financing, a program that provides financing to blighted areas through bond issuance, was set to expire in May of 2006, but was extended by the City Council through the end of the City's Enterprise Zone Redevelopment Plan in 2009.

Parkside Housing, LP (Parkside Apartments) is a 54 unit family apartment complex in Avondale, Arizona. In March 2005, the operating general partner entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the investment limited partner were $441,525. Of the total investment limited partner proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was approximately $371,348. This represented a per BAC distribution of $.10. The total return to the investors was distributed based on the number of BAC held by each investor. The remaining proceeds of $58,177 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $49,177 represented partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, has been recorded in the amount of $401,525 as of June 30, 2005 and an addition $19,000 in March 31, 2006.

Clarksville Estates, L.P. is a 30-unit property located in Clarksville, Missouri. The property suffered from low occupancy and operated below breakeven through the second quarter of 2006. However, occupancy has recently started to improve and was 90% as of July 2006, with 27 of the 30 units occupied and the remaining three units in a rent-ready condition. Management improved their marketing efforts by holding a weekend open house which increased traffic to the property and yielded two approved applicants. The investment general partner will continue to work with management on maintaining improved occupancy and monitor operations closely until the property has stabilized. The mortgage, taxes, and insurance are all current.

Series 21

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 21 reflects net loss from Operating Partnerships of $(452,539) and $(399,518), respectively, which includes depreciation and amortization of $220,277 and $221,263, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates, LP (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The property remains in bankruptcy at this time. The central components of the Plan of Reorganization are as follows: the holders of the existing municipal bond debt will surrender that debt and receive, in replacement, a new issue at $0.60 per dollar of the existing principal balance ($2.31 million of new debt). Vision 2000 and Subsidized Properties LLC will acquire the operating general partnership's interest in the property. The present operating general partners/guarantors will withdraw in consideration of making a $400,000 payment to the operating partnership. The investment general partner will provide an unsecured $500,000 loan, at 1.7% interest, maturing at the end of the compliance period with a $1 buy-out option at that time.

The Plan of Reorganization was confirmed in September of 2003. The effective date, however, did not occur then, as is typical in most bankruptcy cases. Numerous issues arising among the large number of constituents with disparate interests resulted in a delay which has been prolonged to the present. During this period, the Plan proponent effectively took control of and managed the property through a management company that it engaged in late 2004. Despite significant improvements to the physical condition of the property, property expenses (especially security, maintenance and insurance) remained stubbornly high and the property was not able to generate cash flow as projected under the Plan.

As of June 2006, the property was 92% occupied. Occupancy dropped in the first half of 2006 when management attempted to apply more stringent application criteria to counter undesirable tenant behavior at the property. Revenue for the six months was $778,722 and both net operating income and cash flow were negative ($123,893). Cash flow equals net operating income because the partnership is not currently making debt payments.

As the above performance indicates, the property has not generated sufficient cash flow in recent years to service the debt contemplated under the Plan of Reorganization. Starting in the first quarter of 2006, the investment general partner began raising its concern that, given this performance, the Plan was no longer feasible. The concern was raised first with the proponent and later before the court. During this period, various disputes among the constituents (over legal fees and provisions of the new bond indenture) continued to prevent the parties from reaching a closing. In June 2006, HUD threatened to terminate the Housing Assistance Payment contract supporting the property if the closing did not occur within 30 days. HUD's action caused the property management company to resign. At the same time, the prospective indenture trustee withdrew (although the existing trustee expressed a willingness to take over that role again).

At a hearing in July 2006, the Judge acknowledged that the proponent's Plan was unlikely to become effective. The parties discussed immediate steps to ensure stability at the property. The parties agreed on the following strategy: Atlantic City Housing Authority would take over management of the property, obtain an appraisal and purchase the property from the bondholders for fair market value.

If this scenario unfolds, it is likely that the property will be sold via a section 363 sale under the bankrupcy code. If further problems develop, the case may be converted to a Chapter 7 liquidation. Under either scenario, the investment limited partner could lose the small amount of remaining tax credits and experience recapture of the accelerated credits in the latter part of 2006.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119 unit property located in Centrville, VA. The property continues to incur operating deficits due to low occupancy. The average occupancy through the fourth quarter of 2005 was 71%. In the first quarter of 2006 average occupancy was 43% and in the second quarter the physical occupancy increased to 61%. The operating general partner is in the process of reconfiguring the property to have only 83 units, which would reduce the number of 1 bedroom units from 100 to 29 while increasing the number of two bedroom units from 19 to 55. The conversion of the units has started in early June 2006 and it is anticipated to be complete by mid October 2006. The funding to complete the work will come from the Virginia Housing Authority in the amount of $580,000. The operating general partner continues to fund operating deficits and through the end of 2005 funded $837,502.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48 unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 95% in 2005. Through the second quarter of 2006, the average occupancy was 93%. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2006. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 90% for the year 2005. Occupancy increased to an average of 92% in the second quarter 2006. Even though the occupancy improved and operating expenses are below the investment general partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is operating below breakeven due to high operating expenses and low occupancy, which relate to a lack of subsidy and unit turnover costs. Throughout the second quarter of 2006 the property has maintained 90% average occupancy. Part-time management and subcontracted maintenance services have assisted in the lowering of operating costs. The investment limited partner will continue to work with the operating general partner to identify ways in which to improve the overall operations of the property. In addition, management continues to work with Cincinnati Development to obtain financing to cover the cost of the necessary repairs to improve overall curb appeal of the property. The property's mortgage and real estate taxes are current. To date, the operating general partner has funded $296,613 in deficits. The property's compliance period ends in 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60 unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 91% in 2005. Occupancy has been consistent with the prior year through the second quarter of 2006. The property's operating expenses are below the investment general partner's state average. Despite occupancy in the 90%s, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 22 reflects net loss from Operating Partnerships of $(263,079) and $(354,418), respectively, which includes depreciation and amortization of $413,654 and $478,420, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27 unit development located in Litchfield, IL. The property suffered a downturn in operations in 2004 with occupancy averaging 79%. In 2005 this trend reversed and occupancy finished the year averaging 89%. However, through the second quarter of 2006, the property expended $12,090 of cash and occupancy averaged 78%. The reasons for low occupancy include, job relocations, new competition to the area, and older residents leaving for health reasons. The operating general partner has made changes this year with increased marketing by advertising with new signs in the yard and surrounding area and newspaper advertisements that cover three counties. The operating general partner is also using tenant referral incentives to help increase the occupancy. Expenses through second quarter of 2006 are 14% lower compared to 2005. The operating general partner expects expenses to continue to decrease due to many one time maintenance expenses which occurred in 2005. Taxes and the mortgage are current for this property.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 90% for the year 2005. Occupancy increased to an average of 92% in the second quarter 2006. Even though the occupancy improved and operating expenses are below the investment general partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. During the early part of 2005, management detected an increase in lease violations as well as an increase in non-payment of rent. Residents who were unable to meet their financial obligations and were violating management regulations were evicted. Additional expenses associated with the surge of evictions and unit turnover preparations have caused the property to experience an increase in maintenance and administrative costs. As of second quarter 2006, occupancy maintains an average of 90%. Management continues to enforce stringent resident screening policies to strength the quality of its resident base. Marketing efforts continue to generate traffic and it is management's intent to taper rental concessions by the end of 2006. The property's real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The operating general partner has been inconsistent in reporting occupancy and operational numbers to the investment general partner. In September of 2005 final copies of the 2003 and 2004 audited financial reports were received showing cash expended of ($37,795) and ($7,530), respectively. In August of 2006, a draft version of the 2005 audit showed cash expended of ($45,385) and that the first mortgage on the property was in default, triggering a default with the second mortgage. Management is working to correct the defaults. Reported occupancy for the second quarter of 2006 was 90%, a slight improvement from the average 2005 occupancy of 88%. The investment general partner has diligently discussed the importance of timely reporting with the managing agent. The operating general partner has a guarantee that is unlimited in time and amount and continues to fund all operating deficits as necessary.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property is suffering from low occupancy due to a weak rental market. In addition, the property has mostly three-bedrooms (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The property is also located in a rough neighborhood, with an inferior school system, making it difficult to market to families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signage are being redesigned for increased visibility; a model unit is being prepared for showing to applicants; and advertising on the internet and adjacent towns has increased. In the second quarter of 2006, average occupancy was 89%, an increase over the prior quarter average of 76%. In April 2006, the Longmont Housing Authority expressed an interest in acquiring the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The Longmont Housing Authority is currently reviewing the operating general partners' proposal to sell their interest at the same time. The investment general partner is discussing with the permanent lender options for reducing the interest rate to improve cash flow. The investment general partner will work closely with the Operating General Partner in evaluating the conditions of the proposed transactions. The Operating General Partner continues to fund all operating deficits and accounts payable are current. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 83% in 2005 the property was able to operate above breakeven. The average occupancy improved to 90% in the secord quarter of 2006 and the property continued to operated above breakeven. All taxes, insurance and mortgage payments are current. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes and the property continues to operate above breakeven.

Series 23

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 23 reflects net loss from Operating Partnerships of $(288,182) and $(468,293), respectively, which includes depreciation and amortization of $331,139 and $389,628, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 23 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Mathis Apartments Ltd and Orange Grove Seniors. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 56 apartment units in total. The low income housing tax credit available annually to Series 23 from the Calhoun Partnerships is approximately $73,077, which is approximately 2% of the total annual tax credit available to investors in Series 23.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 23 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. During the early part of 2005, management detected an increase in lease violations as well as an increase in non-payment of rent. Residents who were unable to meet their financial obligations and were violating management regulations were evicted. Additional expenses associated with the surge of evictions and unit turnover preparations have caused the property to experience an increase in maintenance and administrative costs. As of the second quarter of 2006, occupancy maintains an average of 90%. Management continues to enforce stringent resident screening policies to strength the quality of its resident base. Marketing efforts continue to generate traffic and it is management's intent to taper rental concessions by the end of 2006. The property's real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.

Mid City Associates (Mid City Apartments) is a 58 unit, scattered site family property located in Jersey City, NJ. Through the second quarter of 2006 the property has an occupancy rate of 98%. The property is projected to have a positive cash flow in 2006, and through second quarter 2006 the property generated $25,486 of cash. A 3% rent increase was approved by the state agency when leases expire. In 2006 it is estimated about 75% of the units will gradually shift to the new rents. This will increase revenues about $15,000 in 2006. The mortgage and taxes are current

South Hills Apartments, LP (South Hills Apartments) is a 72 unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 77% in 2005. The average occupancy decreased slightly to 74% through the second quarter of 2006. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. The operating general partner completed a site management change at the end of the fourth quarter 2005. They are currently offering a $100/month rent reduction for the first 12 months for all new tenants. It has recently come to the investment general partner's attention that unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Over the past three years, there have been four different managers at the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. Current tenant files are being audited for tax compliance standards. After reviewing prior year 8823s, management was able to correct the 2002, 2003 and 2004 issues. Nebraska Housing Authority has issued corrected 8823s for 2002 and 2004. Management is expecting that a corrected 8823 for the year 2003 will be issued shortly. Per an agreement with the operating general partner, the management company (an affiliate of the general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA. In 2004, the property operated below breakeven, despite strong occupancies, due to high operating expenses. In 2004, the management contract was renewed and restructured, allowing the management company to chargeback to the partnership various administrative expenses, including monthly accounting fees for bookkeeping. This resulted in an increase in administrative expenses. Also, some extraordinary expenses were recorded, such as bad debt for previous years, and tax lien payments. The tax lien was discovered upon follow-up with the operating general partner extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The operating general partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The operating general partner is working with the city to get this tax lien overturned. The Operating General Partner has retained legal counsel to represent them with regards to this matter. There has been no resolution to date. In the meantime, the partnership continues to make payments in accordance with a payment plan as required by the city to avoid being declared in default. In 2005, the management company made efforts to reduce payroll and maintenance expenses. In the first quarter of 2006, this property operated at a surplus with average physical occupancy of 98%. Through the second quarter 2006, the property continues to operate well, with the average occupancy of 97%. The property's mortgage, taxes and insurance are all current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 83% in 2005, the property was able to operate above breakeven. The average occupancy improved to 90% in the secord quarter of 2006 and the property continued to operated above breakeven. All taxes, insurance and mortgage payments are current. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes and the property continues to operate above breakeven.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property is suffering from low occupancy due to a weak rental market. In addition, the property has mostly three-bedrooms (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The property is also located in a rough neighborhood, with an inferior school system, making it difficult to market to families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signage are being redesigned for increased visibility; a model unit is being prepared for showing to applicants; and advertising on the internet and adjacent towns has increased. In the second quarter of 2006, average occupancy was 89%, an increase over the prior quarter average of 76%. In April 2006, the Longmont Housing Authority expressed an interest in acquiring the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The Longmont Housing Authority is currently reviewing the operating general partners' proposal to sell their interest at the same time. The investment general partner is discussing with the permanent lender options for reducing the interest rate to improve cash flow. The investment general partner will work closely with the Operating General Partner in evaluating the conditions of the proposed transactions. The Operating General Partner continues to fund all operating deficits and accounts payable are current. All taxes, insurance and mortgage payments are current.

Series 24

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at June 30, 2006. Out of the total 23 were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 24 reflects net loss from Operating Partnerships of $(163,986) and $(133,195), respectively, which includes depreciation and amortization of $332,744 and $335,145, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the "Calhoun Partnership") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Zwolle Partnership (Lakeway Apts) sustained major damage to shingles, roof vents and windows due to Hurricane Rita. Roofing has been repaired for $41,940 and a bid from Burches Glass was submitted to the insurance company for $2,797 for replacement of windows. USDA approved the release of reserve funds since insurance proceeds have not yet been received. Work is scheduled for August 2006. The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total. The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 24 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, had negatively impacted the property. The property is operating below breakeven due to the vacancies and high operating expenses. Occupancy has remained flat, averaging 86% through the first six months of 2006. Operating expenses are running higher than budgeted as a result of operating general partner's program to re-stabilize the property. Expense levels were expected to normalize once the transition and re-stabilization was complete; however, re-stabilization is taking longer, and proving more difficult, than expected. The mortgage, taxes, insurance and required reserves are all current; however, the level of payables is high. The operating general partner has funded the operating deficits by deferring management fees, and infusions of cash. The investment general partner had a meeting with the operating general partner to further discuss the project's viability. The operating general partner restated their commitment to the property and expressed a willingness to continue funding deficits until the property stabilizes. They have a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The operating general partner received a grant from the state which will be used for some exterior building improvements. The operating general partner met with the tax assessor to request some relief in property taxes. As of June 2006 the taxes will be reduced to and fixed at $600 per unit resulting in an annual savings of $27,567. They have attempted to negotiate with the lender for some debt service relief, but have not been successful. In the short term, the operating general parter is advertising on Craig's list, holding open houses for homeless families, and exploring other programs to lease units throught various means, including Shelter Plus Care and a DHS program for the working poor. It is also offering incentives, one month free rent when signing a one year lease. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The average occupancy for this property in 2005 was 97%. Marketing and advertising campaigns have been successful at this property. Average occupancy through the second quarter of 2006 was 96%. Occupancy has been higher due to victims of Hurricane Katrina coming to reside at the property.

The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer's report issued in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; and metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The operating general partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2006, $111,300 in repairs were included in the budget to address the structural issues; however, to date the high operating expenses are not allowing for the cash to be available to make the improvements.

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

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The operating general partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in June 2005. Since the new management has taken over, operations have improved through the fourth quarter of 2005 with average occupancy of 87%. Due to the high vacancy rates in the first half of 2005, the property did not operate above breakeven for the year. From July through December 2005 the occupancy improved to an average of 91%. In the first quarter of 2006, average physical occupancy further improved to 96%. However, in the second quarter 2006, due to some eviction, average occupancy decreased to 87%. Physical occupancy is expected to stabilize activity in the third quarter 2006. The operating general partner renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.

Century East IV, LP (Century East IV Apartments) is a 24 unit development located in Bismarck, ND. In 2005 the property operated with an average occupancy of 91% and was able to achieve breakeven operations. For the first half of 2006 the average occupancy dropped to 81% and, as a result, the property operated below breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24 unit development located in Bismarck, ND. In 2005 the property operated with an average occupancy of 90% and but incurred a slight operating deficit. For the first half of 2006 the average occupancy was 91% and the property operated slightly above breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. In February 2006, there was a fire in one unit that completely destroyed the unit. There were no injuries reported from the fire. The unit required a complete rehab with repairs totaling $25,000. The repairs were funded with proceeds from the insurance claim filed by management. As of May 2, 2006, all repairs were made and the unit was ready to be occupied. After higher than normal turnover in the first quarter of 2006, occupancy dropped to an average of 82% for the quarter. Management increased the frequency of their newspaper advertising and occupancy improved to average 91% for the second quarter of 2006. The mortgage, property taxes, and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100 unit senior property located in St. Louis, MO. The partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. Through the second quarter of 2006, operating expenses have been reduced, but remain high, exceeding the state average by 17%. High operating expenses continue to be driven by administrative, maintenance and utilities expenses, and bad debt. The investment limited partner is working with management to control administrative and maintenance costs, to improve collections, and to promote energy efficiency. Decreased operating expenses have allowed the partnership to generate annualized cash of $150 per unit through the second quarter of 2006. All real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits in unlimited in time and amount.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the 72 units have rental assistance. As a result, the property has trouble competing with properties that receive full rental assistance. The contributing factors to the cash flow deficit include declining occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. The property averaged 81% during the first quarter of 2006. Management is attempting to market through local media and civic organizations. Mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2009.

Series 25

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at June 30, 2006. Out of the total 21 were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 25 reflects net loss from Operating Partnerships of $(314,216) and $(149,631), respectively, which includes depreciation and amortization of $491,410 and $524,506, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property has suffered from an interest rate of 11.03%, which has resulted in a very high debt service. The rate has been locked; however, it is expiring in June of 2006. The operating general partner, aided by the investment general partner, is in the process of refinancing the loan to much more favorable terms. The new debt service will reduce the per annum debt by $94,881. The loan is scheduled to close in the third quarter of 2006. The property reflected an occupancy rate of 95%, with an operating deficit of ($20,596) in 2005. During the second quarter of 2006 the property reflected an occupancy rate of 92%, with a operating deficit of ($1,496). The operating general partner will continue to fund any deficits as needed. Once the lower debt service is in place from the refinance, the property should be able to breakeven by the end of 2006.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360 unit apartment complex located in Indianapolis, Indiana. In January of 2005, the partnership underwent a change in operating general partner, which was accompanied by a change in management. Despite average occupancy of 93% for the year, the property did not break even in 2005 due to high operating expenses. Operating expenses averaged $4,735 per unit in 2005, 14% above the state average. The new operating general partner and management company continue to work to leverage their considerable strengths in the Indianapolis market in order to lower operating expenses, which have declined through May of 2006 and are now 11% higher than the state average. Occupancy has averaged 92% through June 2006, slightly below the 93% average achieved in 2005. Operations through May of 2006 have yielded an annualized cash expenditure of $96 per unit due to operating expenses which remain high. Operating reports for June of 2006 have been requested from the operating general partner and are presently being prepared. The operating general partner continues to fund operating deficits. The operating general partner's obligation to fund operating deficits is limited to $150,000 in subordinate loans outstanding at any one time.

M.R.H., LP (The Mary Ryder Home), a 48 unit property located in St. Louis, MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership's books and records. As a result of their audit, the IRS proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The investment general partner and its counsel, along with the operating general partner and its counsel, filed an appeal on June 30, 2003 and continued negotiations with the IRS Appeals Office.

On March 23, 2004, the Operating Partnership received a Notice of Final Partnership Administrative Adjustment denying the appeal of June 30, 2003. The operating partnership had the opportunity to challenge the denial and petition the tax court.

On June 22, 2004, the operating general partner and its counsel filed a petition in tax court for the tax years ending 2000 and 2001. The investment general partner and its counsel continued to monitor the court proceedings.

Final Closing Agreements were issued in October 2005. Under the agreement, the general partner reached a resolution with the IRS so the adjustments to the tax credits and depreciation expense will be made only for the tax years 2005 and 2006, avoiding amending tax returns already filed for the years 2000 and 2001.

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

Rose Square, LP (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. The property was operating with deficits caused by low occupancy. The property operated above breakeven in 2005 due to increased occupancy and revenues, combined with operating expenses that are below the state average. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events, helping to increase interest in the property. As a result, average occupancy has increased to 97% through the second quarter of 2006 and the property is operating above breakeven.

Century East II Apartments, LP (Century East II Apartments) is a 24 unit property located in Bismarck, ND. During 2005 the property operated with an average occupancy of 87% and as a result operated below breakeven. Over the first half of 2006 occupancy improved to average 94% and the property operated above breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 26

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 26 reflects net loss from Operating Partnerships of $(355,356) and $(306,501), respectively, which includes depreciation and amortization of $657,820 and $734,422, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 26 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Beauregard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb Apartments, A LDHA. Beauregard Apts, Brookhaven Apartments and TR Bobb sustained minor damage to shingles, roof vents, window screens and fences due to Hurricane Rita. All repairs for Beauregard Apts were completed in the first quarter of 2006 and were paid for out of operations. There were no reports of hurricane damage at Brookhaven Apartments. TR Bobb has repaired the shingles and bids to repair the fence have been approved and will be paid for out of reserves. The cost of the repairs will cost $8,128. Southwind Apts sustained major damage to shingles, siding, decking and pilings missing from buildings due to Hurricane Rita. All repairs for Southwind Apts were completed in January 2006 and were covered by insurance proceeds totaling $24,150.48.

Cameron Apartments, a 40 apartment complex was completely destroyed by Hurricane Rita and all residents evacuated safely. The National Flood Insurance Program has underwritten the project a complete loss. Insurance proceeds totaling $1,575,000 have been received and are being held by Fannie Mae in an interest bearing account until the Investment General Partner gives approval for distribution of the funds. The Investment General Partner is working with the Louisiana Housing Finance Agency to obtain IRS approval for; (1) permission to move the complex to another site within the Gulf Opportunity Zone; (2) permit the Partnership to file a tax credit application to secure additional tax credits for the costs to rebuild; and (3) waiver of any and all tax credit recapture penalties. In addition, the Investment General Partner is analyzing various options to maximize the return to the Investment Partnership and avoid tax credit recapture. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total. The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 26 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

Country Edge, LP (Country Edge Apts.) is a 48 unit property located in Fargo, North Dakota. During 2005 the property operated with an average occupancy of 88% and as a result operated below breakeven. Average occupancy for the first half of 2006 dropped to 70% and the property continued to operate at a deficit. The property's occupancy issues arose because of issues surrounding a large refugee population in the area. A number of refugees had rented apartments after meeting the resident selection criteria. However, a few of the residents had criminal backgrounds that were not exposed during the typical background check. Management has been evicting problem and non-paying residents; however, due to overbuilding in the Fargo, North Dakota area, units are remaining vacant. The operating general partner/management company continues to offer rent concessions and rate reductions as a rental incentive. Security has been stepped up at the property and Luthurian Social Services is counseling the existing population to help curb any issues. The investment general partner will continue to work with the operating general partner to stabilize occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36 unit property located in Fargo, North Dakota. During 2005 the property operated with an average occupancy of 89% and as a result operated below breakeven. Average occupancy for the first half of 2006 dropped to 81% and the property continued to operate at a deficit. Overbuilding and a soft rental market in the Fargo, North Dakota area are causing high vacancy rates. The management company continues to offer rental concessions and rate reductions until occupancy has stabilized. Turnover at this property remains high. Concessions, rate reductions and fluctuating occupancy levels have contributed to the negative cash flow at the property. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24 unit development located in Bismarck, ND. During 2005 the property operated with an average occupancy of 85% and as a result operated below breakeven. Average occupancy for the first half of 2006 improved to 94% and the property was able to operate above breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner continues to lower rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grayson Manor, LP (Grayson Manor Apartments) is a 32 unit apartment development located in Independence, VA. In May 2005, the property suffered a lightning strike and subsequent fire. The resulting damage forced the residents of 8 units from their apartments. Those living in 6 of the 8 units were allowed to return to their homes after the building's sprinkler system was re-activated, approximately one week later. The 2 remaining units and the attic area above them suffered substantial damage and the units were unoccupied while construction and repairs were being completed. As of September 2005, all construction and repair work was completed and the units were re-occupied. High operating expenses and overfunding of the replacement reserve prevented Grayson Manor from generating cash in 2005. Through second quarter of 2006, expenses were below budget, occupancy averaged 98%, and the property was generating cash.

Calgory Apartments III, LP (Calgory Apartment III) is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 87%. The average occupancy for the first and second quarters of 2006 was 93%. Occupancy is on the rise as the second quarter 2006 averaged 100%. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. Vacancy and concession loss, as well as excessive bad debt, caused this property to operate below breakeven in 2005. The investment general partner visited the property in January 2006, and has since made recommendations to the operating general partner to improve the performance of the property. Occupancy averaged 83% through the second quarter of 2006. The investment general partner will continue to conduct monthly conference calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2005 the property operated with an average occupancy of 87% but was able to operate above breakeven. Average occupancy for the first half of 2006 dropped to 75% and as a result the property operated at a deficit. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 27 reflects net loss from Operating Partnerships of $(290,074) and $(255,469), respectively, which includes depreciation and amortization of $435,408 and $435,600, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 27 has invested in Magnolia Place Apartments Partnership (the "Calhoun Partnership") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Magnolia Place Apts sustained major flood damage as well as damage to flooring, appliances, decking, sheetrock, roof vents, shingles and siding due to Hurricane Katrina. Shortly after the storm, the Operating General Partner took immediate action to remove carpets and fixtures that might create an environment for mold. All but 12 apartments will require removal of both wall and ceiling drywall. Removal of drywall has been completed on the damaged apartments and wall installation began on January 9, 2006. Kitchen cabinets were installed during the months of February and March and have been completed as of March 31, 2006. All roofs have been replaced and all apartments have been treated for mold prevention. Insurance proceeds of $1,236,866 have been distributed to the operating general partner and have been deposited into a Magnolia Development Account with the lender controlling the distribution of funds. Estimated cost to repair the complex is $1,066,238. Any insurance proceeds remaining after repairs have been made will be distributed in accordance with the partnership agreement. The affordable housing property owned by the Calhoun Partnership is located in Mississippi and consist of 40 apartment units in total. The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 27 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

Centrum Fairfax II, LP (Forest Glen at Sully Station Phase II) is a 119 unit senior complex located in Fairfax, VA which has historically experienced low occupancy. In 2004, average physical occupancy was 83%. Through the fourth quarter of 2005, the average occupancy was 77%. As of the first quarter of 2006, average occupancy increased to 89% and as of March 2006 physical occupancy was 97%. In the second quarter 2006, the property operated with physical occupancy of 95%. The operating general partner has requested the investment general partner's approval to convert one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). The operating general partner will be relocating the one bedroom residence from adjacent phase I to phase II which would improve the overall performance of the project. The operating general partner started the conversion process in the fourth quarter of 2005. The investment general partner is currently reviewing their request to convert the units. The property is in excellent physical condition. The operating general partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the operating general partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Holly Heights, LP (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 92% in 2005. Occupancy averaged 92% through the second quarter of 2006. The site manager stated there has been increased activity at the property due the increase in the military population at the area base. Despite the recent upswing in occupancy compared to 73% in 2004, there are still limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. Also, management continues a strong campaign of evicting residents who do not pay their rent. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. As a result of the lower than desired occupancy, there is negative cash flow and high payables. In addition, the property suffers from a high interest rate on the permanent mortgage. Debt service at the subject property adversely affects the property's overall operations. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. The operating general partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23 unit co-op property located in Harlem, New York. The partnership continues to operate above breakeven due to occupancy consistently at or above 98% and rent increases in January 2005 and 2006. However, accounts payable, receivables, and operating expenses are high. Management has had some success in the second quarter with aggressive eviction proceedings. The operating general partner and management continue to explore options to reduce utility costs; including educating residents about conservation and seeking grants from utility companies. The investment general partner met with the operating general partner and management in March 2006 and found the property to be in excellent condition and Harlem is undergoing a great deal of urban revitalization. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance are current and the operating general partner is funding deficits.

Kiehl Partners (Park Crest Apartments) is a 216 unit property located in Sherwood, AR. In 2005, occupancy averaged 85% and the property expended $42,000. Low occupancy and a dramatic rise in administrative, bad debt and maintenance expenses were responsible for the cash deficit. At year-end, new on-site and regional staffs were hired and are focused on strengthening the resident base and improving collections. Occupancy has averaged 79% through the second quarter of 2006 and is not expected to improve until the third quarter, when management completes its evictions of non-paying and problem residents. The investment general partner will continue to conduct monthly conferences calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Series 28

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 28 reflects net loss from Operating Partnerships of $(277,501) and $(407,751), respectively, which includes depreciation and amortization of $552,578 and $576,484, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 28 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in Bronx, New York. The property continues to experience below breakeven operations due to low occupancy and high debt service payments. The partnership had an average occupancy of 82% in the second quarter of 2006, a slight increase over the first quarter average of 78%. Many of the vacant units are the result of evictions for non-payment of rent. The management company states they have a hard time filling these units due to the lack of credit worthy applicants. In 2003, the partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. This loan is being repaid at 7% interest. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan were not heeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the partnership showed at least $60,000 in liens incurred by the operating general partner that was never reported to the investment general partner. The investment general partner is evaluating the impact of the removal of the operating general partner since these issues remain unresolved. Three non-profits in the Bronx/Harlem area have been contacted as potential replacement operating general partners. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current.

Clubview Partners (Park Plaza 1 and 2) is a 128 unit property located in West Memphis, AR. The property operated below breakeven during the first and second quarters of 2005. Management succeeded in strengthening the property's resident base; consequently, occupancy improved and bad debt decreased substantially during the last four months of 2005. Buoyed by its year-end performance, the property broke even in 2005 and had an average occupancy of 90%. A visit to the site by the investment general partner in January 2006 confirmed an improvement in operations. Occupancy averaged 98% in the first quarter of 2006 allowing the property to generate cash. The property continued to perform well in the second quarter. Occupancy averaged 99% for the second quarter of 2006 and the property has generated approximately $48,400 in cash flow.

Jackson Place Apartments, L.P. (Jackson Place Apartments) is a 40 unit development located in Jackson, LA. The property operated at a deficit of $15,262 in 2005, when using required reserves. In the first quarter of 2006, the property's occupancy averaged 98%, an increase from 95% in 2005. The property has continued to sustain high occupancy through the second quarter 2006 averaging 98%. According to the second quarter financial reports, the property produced $1,633 in positive cash flow due to a decrease in operating expenses. Flat rental rates are still a cause for concern at Jackson Place and a rent increase would certainly have a positive benefit on the property's cash flow. In 2005, the property sustained minor shingle damage from Hurricane Rita. Repairs were completed in January of 2006 and costs were paid for from operations. The operating general partner has an operating deficit guarantee, which is unlimited in time and amount.

Maplewood Apartments Partnership, (Maplewood Apartments)is a 40 unit development located in Winnfield, LA. The property operated at a deficit of $32,671 while maintaining a 91% occupancy rate in 2005. The loss was directly attributable to stagnant rents and excess expenditures in maintenance and administration costs. In the first quarter of 2006 occupancy increased to 92%, yet the property operated at a deficit of $4,811. Even though occupancy averaged 96% during the second quarter 2006 the property still operated with a deficit of ($375). Occupancy is showing improvement but an increase in rental rates seems to be much needed. Moving forward, occupancy needs to stabilize, a rental increase needs to be applied for and expenditures need to be controlled to mitigate any future losses. The operating general partner has an operating deficit guarantee, which is unlimited in time and amount.

Sumner House LP (Sumner House Apartments) is a 79 unit property located in Hartford, CT. In 2005 this property had an average occupancy of 74% and high operating expenses, which resulted in negative cash flow. Through June 2006, occupancy improved, averaging 93%; however, the property is still generating negative cash. The property spent over $17,000 in repairs in first quarter 2006 in order to update units and change carpeting. These repairs were needed in order to increase the overall appeal of the property. Regarding the area, drug activity, high crime, and a recent murder on the premises have disrupted operations and attributed to recent turnover. The operating general partner is focused on building a better reputation for the property and surrounding area and working with the local police to increase safety. The operating general partner implemented a strict resident selection process and is very optimistic about the future of this property and the surrounding area. All taxes, insurance, and mortgage payments are current for this property.

Series 29

As of June 30, 2006 and 2005 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at June 30, 2006 all of which were 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 29 reflects net loss from Operating Partnerships of $(314,322) and $(439,214), respectively, which includes depreciation and amortization of $635,122 and $697,726, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 29 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Edgewood Apts sustained minor damage to shingles, siding and roof vents due to Hurricane Katrina. Missing shingles and vents were replaced. Soffit, fascia and vinyl siding will be repaired by the on-site maintenance employee and will be paid for out of operations. Westfield Apts sustained major damage to shingles, decking and water damage all due to Hurricane Rita. All repairs for Westfield Apts were completed on March 11, 2006 and were paid for through insurance proceeds totaling $116,047.68. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total. The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 29 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2004. The main reason for its cash expenditure is its low occupancy, which averaged 65% in 2005. The operating general partner felt that the property was operating below breakeven due to the performance of the management company. The operating general partner took over management of the property at the beginning of the first quarter of 2005. At that time, they evicted a number of non-paying residents and the re-leasing of the units has been slow, which has caused the property to continue to operate below breakeven throughout 2005. The operating general partner has funded all deficits. In the past the operating general partner has had difficulty reporting in a timely manner. The property continues to struggle with occupancy and was 63% occupied at the end of the first quarter of 2006 and 50% occupied at the end of the second quarter of 2006. The operating general partner has made several changes to improve the management and leasing of the property. In the past, they have employed a resident as the on-site manager and have not had a dedicated property phone line. They have now set up a business line and have noticed that the telephone calls have been fairly steady. The property is bordered by three apartment communities and it is the only property that offers three bedroom units. The operating general partner has made contact with the managers of the adjacent communities who have indicated they will refer applicants looking for three bedroom units to Lombard Partners, LP. The investment general partner will be working closely with the new management company and the operating general partner to improve reporting for the property.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. The property operated at a deficit of ($5,323) in 2005. The property was able to increase its occupancy in the second quarter of 2006 to 100%, which is a significant increase from year end of 2005, which reflected 81%. This increase allowed the property to operate at a surplus of $1,774 in the second quarter of 2006. If occupancy can sustain at current levels, the property will begin to function as a more viable asset. The operating general partner continues to fund all deficits.

Forest Hill Apartments, L.P. (The Arbors) is an 85 unit, senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire. The operating general partner received an initial insurance payment totaling $500,000 and it was determined that the building should be razed due to the significant fire and water damage. After bidding the property repairs, the operating general partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The operating general partner's primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more then $10,000. The operating general partner appealed their initial determination regarding additional coverage and in February the appeal was denied. The operating general partner is looking for alternative sources to fund the re-construction of the property. The construction is anticipated to start in mid September. The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender. The lender approved the release of sufficient insurance proceeds of $148,000 to raze the property which occurred in the third quarter of 2004.

As of March 31, 2005, construction had not begun at the property as the operating general partner is not prepared to fund the current $1.8 million difference between replacement cost, including the code changes and the insurance proceeds allocated to the project to date. The insurance company, as noted above, has taken the position that the policy covers only $10,000 of the code changes. However the operating general partner believes their policy should cover up to $2.5 million dollars in code changes. The operating general partner has been diligently attempting to get a resolution to code change coverage and has provided the investment general partner with e-mails and documents supporting their efforts. The insurance company has continued to use stalling tactics, pushing the claim from one underwriter to another.

The investment general partner is working with legal counsel to determine its recourse should the operating general partner's claim be unsuccessful.

Due to the continued uncertainty regarding the rebuilding of Forest Hill Apartments, the investment partnership will not claim 2005 tax credits. The investment general partner will continue to monitor the potential risk of loss of future tax credits and potential recapture.

Kiehl Partners (Park Crest Apartments) is a 216 unit property located in Sherwood, AR. In 2005, occupancy averaged 85% and the property expended $42,000. Low occupancy and a dramatic rise in administrative, bad debt and maintenance expenses were responsible for the cash deficit. In November 2004, both the property manager and assistant property manager, who had effectively managed the property, resigned from their positions. At that time, new staff was hired and the property's performance steadily declined due to mismanagement by means of lack of collection control and deferred maintenance. Additionally, the site suffered from a lack of regional supervision from August 2005 until January 2006. At year-end, new on-site and regional staff has been hired. Further, training is being provided to ensure corporate policies and procedures are being implemented. The regional manager and on-site management are focused on strengthening the resident base and improving collections. Occupancy averaged 79% during the first quarter of 2006. Occupancy is not expected to improve until the third quarter of 2006, when management completes its evictions of non-paying and problem residents. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the general partner's construction guaranty.

Series 30

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 30 reflects net loss from Operating Partnerships of $(290,942) and $(295,800), respectively, which includes depreciation and amortization of $351,370 and $333,836, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28 unit family complex in Gentry, AR. Occupancy through second quarter 2006 averaged 94%. In 2005 the property expended $32,000 of cash and averaged 91% occupancy. However, occupancy significantly improved to 100% in the fourth quarter of 2005 and the property generated cash in that quarter. In 2006, expenses are slightly lower the state averages and income increased 23% compared to 2005. The property is projected to generate a positive cash flow in 2006 and through June it generated $2,000 of cash. Taxes, mortgage, and insurance are all current for this property.

Mesa Grande, LP (Mesa Grande Apartments) is a 72 unit, family property located in Carlsbad, New Mexico. In April 2003, the mortgage lender issued a default notice and, after the operating general partner took no steps to remedy the situation, accelerated the note. In November 2003, the investment general partner replaced the management company. Throughout 2004, the investment general partner and the management agent made numerous requests for funding from the operating general partner, with no response. Due to the unresponsiveness, the Fund filed a civil action against the operating general partner with the intent to force them to honor their obligation and fund all operating deficits. In October 2004, the investment general partner replaced the operating general partner with an affiliate of the investment general partner.

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

Throughout 2005, the investment general partner made several attempts to resolve the debt, all of which were rejected by the lender. On November 16, 2005, the investment general partner received a Notice of Non-Compliance with Section 42 from the New Mexico Mortgage Finance Authority. The management company addressed as many of the cited issues as it could with funds available from the property, but was unable to make some roof and exterior repairs because the lender declined to release insurance proceeds it had received related to these repairs.

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Partnership and New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property since May 1, 2006. Recapture and interest resulting from this 2006 event are estimated to be $741,543 and $209,111 respectively.

Sunrise Homes, LP (Sunrise Homes and Broadway Place Apartments) consists of two family properties containing a total of 44 units, located in Hobbs, New Mexico. In April 2003, the mortgage lender issued a default notice and, after the operating general partner took no steps to remedy the situation, accelerated the note. In November 2003, the investment general partner replaced the management company. Throughout 2004, the investment general partner and the management agent made numerous requests for funding from the operating general partner, with no response. Due to the unresponsiveness, the Fund filed a civil action against the operating general partner with the intent to force them to honor their obligation and fund all operating deficits. In October 2004, the investment general partner replaced the operating general partner with an affiliate of the investment general partner.

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

Throughout 2005, the investment general partner made several attempts to resolve the debt, all of which were rejected by the lender. On November 16 2005, the investment general partner received a Notice of Non-Compliance with Section 42 from New Mexico Mortgage Finance Authority. The management company addressed as many of the cited issues as it could with funds available from the property, but was unable to make some roof and exterior repairs because the lender declined to release insurance proceeds it had received related to these repairs.

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The partnership and New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property since May 1, 2006. Recapture and interest resulting from this 2006 event are estimated to be $642,208 and $184,459 respectively.

JMC, LLC (Farwell Mills Apts.) is a 27 unit development located in Lisbon, ME. In 2005, the property expended $19,000 and occupancy averaged 89% in 2005. Occupancy has improved in 2006, averaging 93% through the second quarter; the property generated cash of approximately $5,200 as of June 2006. The investment general partner conducted a site evaluation of the property in July 2006. Although the condition of the property was good and the on-site management team is strong, the investment general partner believes corporate management's approach to application processing has hindered the property's ability to achieve occupancy in high 90's. Given the property's central location and demand in the market, it could sustain high occupancy if applications were processed in a timely manner. The investmest general partner will address these issues and will work with the operating general partner to improve his management company's policies and procedures. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30 unit property located in Council Bluffs, IA. This property has had a steady increase in occupancy since 2004. Occupancy averaged 88% in 2004, 93% in 2005, and through second quarter 2006 averaged 98%. The operating general partner took over management of the property in 2005, which positively impacted the property operations and brought stability to the complex. Through the second quarter 2006, the property generated cash. With in-house management, the operating general partner anticipates a decrease in operating expenses and an increase in occupancy throughout 2006.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a slowed local economy and a challenging rural location. 2005 was a year of improvement for the property. The property operated at a surplus of $2,230. In the second quarter of 2006, occupancy reflected 76%. The managing agent has expanded their marketing to include networking with local businesses and providing brochures at the local chamber of commerce in order to increase occupancy. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls.

Madison Partners (Park Trace Apartments) is an 84 unit property located in Jackson, TN. In 2005, the property operated with an occupancy average of 94%. The property failed to break even due to low occupancy and high administrative and maintenance expenses during the first two quarters of 2005 resulting from mismanagement. In April 2005, a new property manager assumed responsibility of the property and it has since generated cash for the past four quarters. The investment general partner visited the property in January 2006 and confirmed improvement in operations and the strength of on-site management. Occupancy averaged 95% through the second quarter of 2006.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred in the property's parking lot, which led to high turnover. Occupancy was at a low of 65% in August 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Occupancy has improved significantly, averaging 90% for the first six months of 2006. Revenue over the same period has increased by 16%. Expenses in the first six months of 2006 have returned to 2004 levels. The operating general partner continues to honor an operating deficit guarantee that remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 31

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 31 reflects net loss from Operating Partnerships of $(360,708) and $(483,747), respectively, which includes depreciation and amortization of $753,203 and $830,071, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. In 2005, although operating expenses decreased from the prior year, the property continued to struggle with occupancy, bad debt, and high resident receivables. Physical occupancy through the second quarter of 2006 is averaging 81%, while economic occupancy is 77%. Current occupancy levels are not sufficient to allow the property to operate at breakeven. It has recently been brought to the attention of the operating general partners that the majority of the vacant units were not ready to rent. Many units required appliances, carpeting and various repairs. As a result, the site manager was fired and replaced. The operating general partner has maintained that the Public Housing units bring a stigma to the property, making it difficult to rent units. The operating general partner has been in negotiations with the Housing Authority and is moving forward with opting out of the Public Housing Program. The formal request was submitted to HUD and they have thirty days to respond. As part of this process, the public housing residents will be issued resident-based vouchers. Additionally, as part of the proposed agreement with the Housing Authority, the operating general partner has requested the release of an operating reserve account currently held by the Housing Authority. The funds would be utilized to pay down existing payables, and to make necessary physical improvements to the property. The Housing Authority has tentatively agreed with this plan, but is requiring that the operating general partner submit a detailed "preservation" plan and submit a budget for all of the required repairs and capital improvements. The investment general partner has been working with the operating general partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections. The investment general partner is monitoring the progress of the negotiations with the Housing Authority. The investment general partner has contracted with a consultant to work with the operating general partner in improving operations at the property. All mortgages, taxes, and insurance are current. Operating deficits are currently being funded by accruing payables. The partnership has an operating deficit reserve account and an operating guaranty in place by the operating general partner. The investment general partner will continue to closely monitor the efforts of the operating general partner until operations have stabilized.

Silver Creek Apartments, LP (Silver Creek Apartments) is a 112 unit property located in Flat Rock, MI. In 2005 the property operated below breakeven due to high operating and bad debt expenses at the property. Occupancy averaged 95%. The lawsuit between Matrix, the former management company, and the operating general partner has been resolved.

Average occupancy through the second quarter of 2006 was 93% and the property is operating above breakeven. Managements efforts of focusing on a better system of collecting past due rents is working. The investment general partner will continue to monitor improved operations for the next few months to ensure they are stable. The mortgage, property taxes, and insurance are current.

Canton Housing One, LP (Madison Heights Apartments) is an 80 unit property located in Canton, Mississippi. Occupancy averaged 87% in 2005. The property was unable to breakeven in 2005 due to low occupancy and ineffective site management. In addition, management continues to struggle with the weak resident profile that required a strong campaign of evicting residents who do not pay their rent. Occupancy averaged 84% in the second quarter of 2006. Management has taken several measures in its effort to increase occupancy, including advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager in March of 2006. As a direct result, the occupancy increased to 89% in June 2006. The mortgage, property taxes and insurance are current.

Canton Housing Four, LP (Canton Manor Apartments) is a 32 unit property located in Canton, Mississippi. In 2005 the property was unable to breakeven due to low occupancy and ineffective site management. Occupancy averaged 85% in 2005. As a direct result of management's efforts to advertise the property in local newspapers, offer attractive rental concessions and employ a full-time onsite manager, occupancy increased to an average of 96% through the second quarter of 2006. Management is continuing to focus its efforts on controlling the operating expenses and believes that, with increased occupancy levels, the property will be able to support its operations.

Riverbend Housing Associates (Riverbend Estates) is a 28 unit property located in Biddeford, ME. Vacancy loss has hindered the property's ability to break even; management has had difficulty finding residents who qualify for the property's 60% income level units. Occupancy has averaged 88% through the second quarter. Management has repeatedly targeted prospective tenants through outreach; however, interest continues to come from potential residents qualifying at the 30% income level. Consequently, management has begun to rent the 60% income level units to residents qualifying at lower income levels through the second quarter. Occupancy rose to 93% in the second quarter of 2006. In addition to the difficulty in attracting renters that qualify at the 60% income level, the investment general partner believes corporate management's approach to application processing has hindered the property's ability to achieve higher occupancy. The investment general partner will address this issue and work with the operating general partner to improve his management company's policies and procedures. The operating general partner will continue to defer fees due to an affiliated management company and maintenance company, to fund the deficit. The operating deficit guarantee is capped at $300,000 and expires on December 31, 2012.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2005 the property operated below breakeven due to high operating expenses and an average occupancy of 88%. Average occupancy for the first two quarters of 2006 was 86%. Occupancy increased slightly in the second quarter and appears to be trending upward. The property continues to operate below breakeven due to continued high expenses and occupancy that remains below 90%. The local town where the property is located has a very poor economy. There are two other apartment complexes in the town that both experienced a drop in occupancy in 2006. The closest large employers are 30 to 40 miles away. In an effort to attract and retain residents, management offers a $50 cash award for all friends referred to the complex that rent an apartment. Advertising is in local newspapers and with the local housing authority. The investment general partner will continue to monitor the property to ensure that occupancy improves and stabilizes. All taxes, insurance and mortgage payments are current.

Series 32

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2006, all of which were at 100% Qualified Occupancy

For the period ended June 30, 2006 and 2005, Series 32 reflects net loss from Operating Partnerships of $(406,825) and $(401,784), respectively, which includes depreciation and amortization of $591,954 and $519,307, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 32 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership. Pearlwood Apts sustained minor damage to shingles and roof vents due to Hurricane Katrina. All repairs for Pearlwood Apts were completed on October 17, 2005 and were paid for out of operations. Pecan Manor sustained major damage to shingles, vents, fascia, sheetrock and wet flooring due to Hurricane Rita. Repairs have not yet been completed but the partnership has received insurance proceeds totaling $147,694.91. The investment general partner is working with the management company to try and ascertain when repairs will be completed. Pineridge Apts sustained major damage to shingles, roof vents, roofs, decking, flooring and fences due to Hurricane Katrina. Repairs have been completed and the Investment General Partner is working with the management company to try and ascertain whether or not insurance proceeds were received. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total. The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 32 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Average occupancy through the second quarter of 2006 remained at 100%. The operating general partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%; however, debt service is still 49% of the property's total income. The operating general partner will continue to attempt to reduce the debt service. The property expended $12,968 of cash through the second quarter of 2006.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy which was last reported at 73% as of June 2006. The property suffered cash losses of ($113,684) and ($53,329) for the years 2004 and 2005, respectively. First quarter of 2006 unaudited financials indicate a loss of ($25,968). The investment general partner's staff visited the property in June of 2005 to determine the cause of the low occupancy and poor performance of the property. It was determined that there was a lack of marketing, training and management leadership that was directly impacting operations. The physical property received high scores and the curb appeal was excellent. Directly following this meeting, the operating general partner requested permission to change management companies effective August 1, 2005. Tragically, the owner of the new management company was murdered during a car jacking in Detroit, Michigan one month after implementing the new firm. Due to the lack of leadership and experience, the new management company was unable to turn operations around as anticipated. The operating general partner decided to hire a large, experienced property management company to become effective April 1, 2006 with specific plans to lease up and train staff. The implementation of the plans did not occur as anticipated due to the high staff turnover upon the management change. The operating general partner's operating deficit guarantee, which was unlimited in amount, expired in June 2004. The operating general partner has stated that they will continue to fund any and all operating deficits.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. Vacancy and concession loss, as well as excessive bad debt, caused this property to operate below breakeven in 2005. The investment general partner visited the property in January 2006, and has since made recommendations to the operating general partner to improve the performance of the property. Occupancy averaged 83% through the second quarter of 2006. The investment general partner will continue to conduct monthly conference calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Martinsville I Limited (Martinsville Apartments) is a 13-apartment project located in Shelbyville, KY. This property lost over $20,000 in 2005 and is expending over $7,000 through May 2006. The property suffered a fire in late 2005 which affected the occupancy and reduced the income. Occupancy declined to 77% in 2006. As of June 2006, all the units that were affected by the fire are rentable again and have been pre-leased. Expenses in 2005 increased 32% from 2004. Major increases in operating expenses were due to make-ready expenses for vacant units and a large increase in utilities. Working capital was unhealthy with high accounts payable due mostly to a third party management company. The investment general partner will continue to follow up on the payables and will monitor operating expenses at the property.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005 and in the first two quarters of 2006 due to low rental income, collections loss, and high expenses. The partnership received approval of a 10% rent increase effective January 2006 which added approximately $20,000 to the annual rent revenue. The investment general partner visited the property in March 2006 to view the properties and to meet with the operating general partner and management to discuss issues at the property. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court and has had success in the second quarter in obtaining judgments against six non-paying households. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Other methods of improving collections, including posting payments received in common areas, improving relations with residents, and a proposal to assess property debt and collection charges to residents are also being reviewed and considered. In the fourth quarter 2005, the operating general partner discovered that $24,000 is owed to the partnership for overpayment of taxes on a tax exempt property. Management has requested a refund. Management continues to explore options to reduce utility costs, including tenant education on conservation and applications were filed in the first quarter to a non-profit agency for assistance and grants to cover increased utility expenses. The investment general partner continues to work with the operating general partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

Series 33

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 33 reflects net loss from Operating Partnerships of $(207,608) and $(187,354), respectively, which includes depreciation and amortization of $265,302 and $243,975, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 33 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Average occupancy through the second quarter of 2006 remained at 100%. The operating general partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%, however debt service is still 49% of the property's total income. The operating general partner will continue to attempt to reduce the debt service. The property expended $12,968 of cash through the second quarter of 2006.

Forest Park Apartments (Stonewall Retirement Village) is a 40 unit development located in Stonewall, LA. The property operated at a deficit of $20,283 in 2005 while maintaining an average occupancy rate of 98%. In the first quarter of 2006, the property's occupancy was 100%, yet the property operated at a deficit due to flat income rates and increasing operating expenses, including real estate taxes. During the second quarter the property continued to sustain 100% occupancy with a slight increase in revenue. Second quarter financial reports show positive cash flow of $547. Since stagnant rents give no room for any sudden increase in expenses, the property would greatly benefit from a rental rate increase. The operating general partner has an operating deficit guarantee that is unlimited in time and amount.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. In 2005, occupancy averaged 96% and the property expended $14,215 due to high maintenance and utility expenses. The site was originally a high school, and the high ceilings make the site difficult to heat. Through the second quarter of 2006, occupancy averaged 94% and the property expended approximately $20,000. Following the historical trend, seasonal utility and maintenance expenses began to normalize in the warmer spring months, and the property generated cash in May and June. The partnership will be able to recoup a large portion of the cash deficit in the third quarter of 2006 should occupancy remain stable. In 2005, the operating general partner advanced money to the partnership to fund the cash deficit. The operating general partner's operating deficit guaranty is unlimited in time and amount.

Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 88% in 2005 and is up to 94% in the second quarter of 2006. The site manager has been successful in retaining current residents by offering different types of incentives, such as one month free rent and a $50 referral fee. The property is also being advertised in local newspapers, the Standard Banner and the Citizen Tribune. The taxes and insurance are being properly escrowed and the mortgage is current. The property is currently operating at break-even.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, second quarter 2006 occupancy increased to 97% from the first quarter 2006 average of 94%. Management is now focusing on increasing economic occupancy. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies from an average of 12% of gross potential income in 2005 to 5% in 2006. Tenant retention is also a priority, and the site manager implemented a kids' club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable are slowly being paid down with operating cash. Mortgage and insurance payments are all current. The operating general partner confirmed that taxes will be paid by an affiliate as an advance, but due to funding difficulties, the tax payment remains outstanding. The operating general partner expects to have a better idea of payment timing in August 2006. As of June 2006, no tax lien has been filed on the property. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis for the 2007 tax payments. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Series 34

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 34 reflects net loss from Operating Partnerships of $(255,343) and $(486,271), respectively, which includes depreciation and amortization of $516,017 and $553,867, respectively. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I, LP (Hillside Club I Apartments), is a 56-unit property located in Petosky, Michigan, which has operated below breakeven as a result of low occupancy, which was reported at 86% as of the second quarter of 2006. The property suffered cash losses of ($80,898) and ($50,619) for the years 2004 and 2005 respectively. Second quarter of 2006 unaudited financials indicate a loss of ($22,205). The investment general partner's staff visited the property in June 2005 to determine the cause of the diminished occupancy and poor performance of the development. It was determined that there was a lack of marketing, training and management leadership that was directly impacting operations. The physical property received high scores and the curb appeal was excellent. Directly following this meeting, the operating general partner requested permission to change management companies effective August 1, 2005. Tragically, the owner of the new management company was murdered during a carjacking in Detroit in September 2005. Due to the lack of leadership and experience, the new management company was unable to improve performance as anticipated. The operating general partner decided to hire a large, experienced property management company to become effective April 1, 2006 with specific plans to lease up and train staff. The implementation did not occur as anticipated due to high staff turnover upon the management change. Although the property's operating deficit guarantee expired in 2003, the operating general partner has stated that they will continue to fund any and all operating deficits.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, second quarter 2006 occupancy increased to 97% from the first quarter 2006 average of 94%. Management is now focusing on increasing economic occupancy. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies from an average of 12% of gross potential income in 2005 to 5% in 2006. Tenant retention is also a priority, and the site manager implemented a kids' club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable are slowly being paid down with operating cash. Mortgage and insurance payments are all current. The operating general partner confirmed that taxes will be paid by an affiliate as an advance, but due to funding difficulties, the tax payment remains outstanding. The operating general partner expects to have a better idea of payment timing in August 2006. As of June 2006, no tax lien has been filed on the property. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis for the 2007 tax payments. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred in the property's parking lot, which led to high turnover. Occupancy was at a low of 65% in August 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Occupancy has improved significantly, averaging 90% for the first six months of 2006. Revenue over the same period has increased by 16%. Expenses in the first six months of 2006 have returned to 2004 levels. The operating general partner continues to honor an operating deficit guarantee that remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 35

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 35 reflects net loss from Operating Partnerships of $(222,293) and $(191,055), respectively, which includes depreciation and amortization of $364,158 and $382,761, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104 unit property located in Dickson, Tennessee. In 2005, the property operated with a 94% occupancy average. In the first and second quarters of 2006, the investment general partner worked with the management company to enhance overall management by improving resident selection and collections. This approach cut bad debt by half as compared to the prior year's average; however, occupancy declined as many non-paying residents were evicted. Occupancy averaged 88% through the second quarter of 2006. Despite the decline in occupancy, the units were recovered quickly and occupancy was 94% in as of June 2006. As of July 2006, the community was 100% pre-leased. The investment general partner will continue to conduct monthly conference calls with management to ensure that the proper controls and procedures are enforced. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty unless the partnership converts to fixed rate permanent financing. The operating general partner is very active in the tax credit business, and has ample incentive and resources to continue supporting deficits.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. Through the second quarter of 2006, the partnership expended annualized cash of $1,050 per unit as a result of high operating expenses, concessions and bad debt. This expenditure represents a reduction of 20% from the 2005 levels. Operating expenses have risen from 2005 levels and exceed the state average by 10% through the second quarter of 2006. This rise in operating expenses has been off-set by a 12% rise in income per unit, which is the result of a significant increase in occupancy levels. Historically, occupancy has been a problem at this property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy averaged 86% in 2005, but has risen to 97% through the second quarter of 2006 as new jobs have brought additional qualified residents to the market. Despite recent increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Due to the competitive nature of the market, it is anticipated that concessions will remain a fixture in the market for some time. Management continues to aggressively market the property through local media and promote community building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. All real estate taxes, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Series 36

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 36 reflects net loss from Operating Partnerships of $(108,755) and $(128,718), respectively, which includes depreciation and amortization of $264,587 and $267,222, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 36 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP. Willowbrook Apts and Wingfield Apts sustained minor damage to shingles, roof vents, siding and carpets due to Hurricane Rita. Interior repairs for Willowbrook Apts have been completed. Roof repair was completed for $1,500, siding and soffit for $1,100. Repairs were completed on July 13, 2006. All repairs for Wingfield Apts were completed on May 3, 2006. Repairs for both, Willowbrook and Wingfield, will be paid for out of operations. No insurance proceeds were received. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 36 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

New Caney Housing II, LP (Garden Gates Apartments) is a 32 unit family property located in New Caney, TX. In 2005 the property operated at 71% occupancy due to increased competition and ineffective site management. The property is in a very competitive market with the competition offering significant specials to retain and increase occupancy rates. There were 250 new affordable units built in the radius of 2 miles from New Caney Housing II within the last year. There were four different managers during that time and some longer than desirable periods between managers. Also, the regional supervisor over the property did a less then effective job. As of December 2005, a new manager and a new regional manager were in place. They both focused on a stronger marketing effort and management has built an incentive based compensation package for the manager which focuses on reducing vacancies, while at the same time increasing collection percentages. In August of 2005, the Investment General Partner conducted a visit to New Caney II and concluded that the property was in need of substantial exterior capital improvements. In the fourth quarter of 2005 the repairs were completed and property's curb appeal has been greatly improved. Occupancy had rebounded in the fourth quarter of 2005 and increased to 89% through the second quarter of 2006. Operating expenses were in line with the Investment General Partner's prior year state average expense per unit. The Mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The capital improvements were funded from the replacement reserve.

Series 37

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 37 reflects net loss from Operating Partnerships of $(191,108) and $(149,308), respectively, which includes depreciation and amortization of $423,246 and $347,069, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. Through the second quarter of 2006, the partnership expended annualized cash of $1,050 per unit as a result of high operating expenses, concessions and bad debt. This expenditure represents a reduction of 20% from the 2005 levels. Operating expenses have risen from 2005 levels and exceed the state average by 10% through the second quarter of 2006. This rise in operating expenses has been off-set by a 12% rise in income per unit, which is the result of a significant increase in occupancy levels. Historically, occupancy has been a problem at this property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy averaged 86% in 2005, but has risen to 97% through the second quarter of 2006 as new jobs have brought additional qualified residents to the market. Despite recent increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Due to the competitive nature of the market, it is anticipated that concessions will remain a fixture in the market for some time. Management continues to aggressively market the property through local media and promote community building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. All real estate taxes, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. In 2005, occupancy averaged 96% and the property expended $14,215 due to high maintenance and utility expenses. The site was originally a high school, and the high ceilings make the site difficult to heat. Through the second quarter of 2006, occupancy averaged 94% and the property expended approximately $20,000. Following the historical trend, seasonal utility and maintenance expenses began to normalize in the warmer spring months, and property generated cash in May and June. The partnership will be able to recoup a large portion of the cash deficit in the third quarter of 2006 should occupancy remain stable. In 2005, the operating general partner advanced money to the partnership to fund the cash deficit. The operating general gartner's operating deficit guaranty is unlimited in time and amount.

Series 38

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2006, all of which were at 100% qualified occupancy.

For the period ended June 30, 2006 and 2005, Series 38 reflects net loss from Operating Partnerships of $(76,644) and $(125,146), respectively, which includes depreciation and amortization of $297,190 and $244,765, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 38 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership. Willowbrook II Apts sustained minor damage to carpets, shingles, siding and roof bents due to Hurricane Rita. Carpets were cleaned, roof was repaired for $2,775 and siding & soffit was repaired for $2,500. Exterior repairs were completed on July 13, 2006. All repairs for Willowbrook II Apts will be paid for out of operations. Hammond Place Apts sustained major damage to shingles, roof vents, decking, trees, fences and flooring due to Hurricane Katrina. A tree was removed from apt. 20's roof, all structural damage and sheetrock was repaired, missing shingles and vents were replaced and all loose vents were secured. The chain link fence was repaired and vinyl siding and fascia metal repair is being replaced for $4,170. The operating general partner has completed all insurance claims and is in the process of collecting insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 38 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

Series 39

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 39 reflects net loss from Operating Partnerships of $(187,446) and $(205,267), respectively, which includes depreciation and amortization of $271,656 and $186,918, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 39 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December, 2005 occupancy declined slightly to 91% and remained at that level through first quarter of 2006. However, operations improved in the second quarter with average occupancy increasing to 94%. The site manager continues to implement resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. The property continues to operate above breakeven and taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with Sterling Management staff to review progress. The property is expected to maintain, at least, above 90% occupancy and breakeven operations through 2006.

Series 40

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2006, all of which at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 40 reflects net loss from Operating Partnerships of $(191,715) and $(187,609), respectively, which includes depreciation and amortization of $346,792 and $364,694, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 40 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December, 2005 occupancy declined slightly to 91% and remained at that level through first quarter of 2006. However, operations improved in the second quarter with average occupancy increasing to 94%. The site manager continues to implement resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. The property continues to operate above breakeven and taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with Sterling Management staff to review progress. The property is expected to maintain, at least, above 90% occupancy and breakeven operations through 2006.

Series 41

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2006 all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 41 reflects net loss from Operating Partnerships of $(410,075) and $(356,943), respectively, which includes depreciation and amortization of $486,867 and $497,657, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 41 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorney's fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process scheduled for this fall.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. An affiliate of the investment general partner funded these emergency repairs and continues to do so on an as needed basis. The Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. As of the second quarter of 2006, the operating general partner is reviewing bids for the final stabilization work and the property continues to operate above breakeven.

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment limited partner were $512,415, all of which were allocated to Series 20. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the operating partnership in accordance with the equity method of accounting had previously reduced the ILP investment in the operating partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market's saturation with moderate income properties and the operating general partner's inability to identify and maintain consistent management at the site and regional levels. The site management and maintenance positions experienced significant turnover in 2005. Occupancy averaged 88% in 2005 and stood at 81% in December 2005.

During the fourth quarter of 2005, the operating general partner informed the investment general partner that it was unwilling to continue funding operating deficits. Starting in October 2005 and continuing to the present, the partnership became several months delinquent on its mortgage payments and was notified by the Lender of default.

In April 2006, the lender to the first phase of the project (Brookstone I) initiated foreclosure on that phase, creating a high level of uncertainty among the tenants of both phases. As a result, Brookstone II's occupancy has dropped to approximately 65% as of the second quarter of 2006.

In May 2006, the lender to Brookstone II indicated that it too intends to proceed with foreclosure and advertised a foreclosure sale for June 2006. The investment general partner's analysis indicated that the costs of maintaining the property outweighed the benefits of the remaining tax credits and determined to forfeit the property if the Lender refused to restructure the debt. However, immediately prior to the foreclosure sale, the lender voluntarily adjourned the scheduled sale. Discussions with the lender are ongoing. It appears that the parties have disparate views of the value of the property and that the lender may well proceed with foreclosure, which could result in the Fund's forfeiture of this property as early as third quarter of 2006.

Rural Housing Partners of Mendota, LP (Northline Terrace), is a 24 unit family property located in Mendota, IL. In 2005, the property had an average occupancy of 82%. Occupancy issues at the property stem from a lack of qualified applicants in the area. Through the second quarter 2006 occupancy has averaged 89%. The investment general partner will continue to work with the operating general partner to stabilize operations. The mortgage, property taxes, and insurance are current.

Cascade Commons, LP (Cascades Crossing) is a 320-unit affordable multifamily Development located in Sterling, Va., a suburb of Washington, D.C. The operating general partner requested the investment general partner's approval to refinance the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The investment general partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Operating Partnership agreement to allow the investment general partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completion of the refinance, the Operating Partnership paid its investment limited partners $5,429,737 in refinance proceeds and estimated cash flow through 2004. Series 41 received $357,623 from the refinance, an amount that was determined based on its percentage ownership in the Operating Partnership. The balance of the proceeds were paid to the other investment limited partners, one of which is affiliated and one which is non-affiliated with the investment limited partner. The amount received by each investment limited partner was based on their percentage ownership in the operating partnership. Series 41 used $16,815 to make a partial payment of accrued asset management fees. Of the remaining proceeds, the net distribution to investors was approximately $139,000. This represented a per BAC distribution of $.05. The total return to the investor was distributed based on the number of BAC held by each investor. The remaining proceeds will be retained to improve the Series reserves, and in the event that the cash flow estimate was overstated, make a cash flow reimbursement back to the Operating Partnership.

Series 42

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2006. Out of the total 22 were at 100% Qualified Occupancy. The series also had 1 property under construction at June 30, 2006.

For the period ended June 30, 2006 and 2005, Series 42 reflects net loss from Operating Partnerships of $(288,901) and $(171,384), respectively, which includes depreciation and amortization of $449,043 and $476,449, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 42 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II. Natchez Apts sustained minor damage to shingles, roof vents, siding, and carpets due to Hurricane Rita. All repairs for Natchez Apts were completed on October 22, 2005 and were paid for out of operations. Wingfield Apts II sustained major damage to shingles, vents, siding and roof leaks. Roof damage was covered. The roofing bid submitted was not approved so the partnership has submitted a second roofing bid from Gulf Coast Builders for $36,249, which they are currently awaiting approval. The operating general partner has completed all insurance claims and is awaiting payment of the claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total. The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42. Wingfield Apartments Partnership II, located in Kinder, Louisiana, approximately 130 miles from Baton Rouge, the closest large city, has also suffered from an inability to meet projected rents in its rural marketplace, resulting in expended cash of ($35,000) in 2005. The management company is an affiliate of the General Partner who has held expenses to state averages.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the investment general partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the investment general partner learned that the US Attorney intended to bring criminal charges against some members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 42 is not an investor. The investment general partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

In late March 2003, Reimer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the investment general partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the investment general partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.

The investment general partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to finally determine the amount of overstated tax credits. The investment general partner has reached a resolution with the IRS, so that the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the investment partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the investment partnerships affected.

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

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorney's fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process scheduled for this fall.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. An affiliate of the investment general partner funded these emergency repairs and continues to do so on an as needed basis. The Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. As of the second quarter of 2006, the operating general partner is reviewing bids for the final stabilization work and the property continues to operate above breakeven.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. Seventy-five percent of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the operating general partners was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting operating general partner was replaced with a new operating general partner. The new operating general partner has significant resources and experience in real estate and contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.

As of the second quarter of 2006, the complex was 95% occupied and average occupancy for 2006 was 93%. In order to attract new residents, management continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property is operating at a deficit. A reduction in the monthly insurance premium took effect in April 2006. With this reduction, the property generated cash for the months of April and May. If the property is able to maintain 95% occupancy and the current expense levels, it should continue to generate cash.

The operating general partner and the new management team continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the operating general partner has not caused the partnership to fund the replacement reserve account, which currently has a $0 balance. The investment general partner will discuss with the operating general partner the need to fund the required reserve. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the partnership to meet operating deficits.

HS Housing, LP (Helios Station Apartments), is a 30 unit family property located in Lafayette, CO. On May 1, 2006 the investment general partner was informed that the housing authority issued an IRS Form 8823 for an unqualified unit due to student status. The operating general partner continues to work with the credit agency and management to correct the issue. Although the property generated $454 per unit in 2005, it suffered from declining occupancy and high operating expenses. Occupancy averaged 92% in 2005, but closed the year at 83% in December, while per unit operating expenses were 35% higher than the state average. Operations through the second quarter of 2006 yielded an annualized expenditure of $2,275 per unit, due to continued high operating expenses and low occupancy. Occupancy has averaged 83% through the second quarter of 2006. Over the same period, annualized operating expenses increased due to rising utilities and maintenance costs and closed the quarter 68% higher than the state average. The investment limited partner will work with management to improve resident recruitment and retention and to control operating expenses. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The operating general partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in June 2005. Since the new management has taken over, operations have improved through the fourth quarter of 2005 with average occupancy of 87%. Due to the high vacancy rates in the first half of 2005, the property did not operate above breakeven for the year. From July through December 2005 the occupancy improved to an average of 91%. In the first quarter of 2006, average physical occupancy further improved to 96%. However, in the second quarter 2006, due to some eviction, average occupancy decreased to 87%. Physical occupancy is expected to stabilize activity in the third quarter 2006. The operating general partner renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property also received funds from the vendor for re-signing the contract.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The average occupancy for this property in 2005 was 97%. Marketing and advertising campaigns have been successful at this property. Average occupancy through the second quarter of 2006 was 96%. Occupancy has been higher due to victims of Hurricane Katrina coming to reside at the property.

The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer's report issued in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; and metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The operating general partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2006, $111,300 in repairs were included in the budget to address the structural issues; however, to date the high operating expenses are not allowing for the cash to be available to make the improvements.

The investment general partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the operating general partner are on-going. The investment general partner will continue to work with the operating general partner through the completion of the improvements and the reduction of the operating expenses.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100 unit senior property located in St. Louis, MO. The partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. Through the second quarter of 2006, operating expenses have been reduced, but remain high, exceeding the state average by 17%. High operating expenses continue to be driven by administrative, maintenance and utilities expenses, and bad debt. The investment general partner is working with management to control administrative and maintenance costs, to improve collections, and to promote energy efficiency. Decreased operating expenses have allowed the partnership to generate annualized cash of $150 per unit through the second quarter of 2006. All real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Series 43

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2006. Out of the total 22 were at 100% Qualified Occupancy. The series also had 1 property under construction at June 30, 2006.

For the period ended June 30, 2006 and 2005, Series 43 reflects net loss from Operating Partnerships of $(343,643) and $(363,278), respectively, which includes depreciation and amortization of $595,882 and $624,051, respectively. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the Plaintiffs the amount of $3,507,426 plus post judgment interest at an annual rate of 10%. In addition, attorney's fees for the Plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process scheduled for this fall.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. An affiliate of the investment general partner funded these emergency repairs and continues to do so on an as needed basis. The Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. As of the second quarter of 2006, the operating general partner is reviewing bids for the final stabilization work and the property continues to operate above breakeven.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. Seventy-five percent of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the operating general partners was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting operating general partner was replaced with a new operating general partner. The new operating general partner has significant resources and experience in real estate and contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.

As of the second quarter of 2006, the complex was 95% occupied and average occupancy for 2006 was 93%. In order to attract new residents, management continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property is operating at a deficit. A reduction in the monthly insurance premium took effect in April 2006. With this reduction, the property generated cash for the months of April and May. If the property is able to maintain 95% occupancy and the current expense levels, it should continue to generate cash.

The operating general partner and the new management team continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the operating general partner has not caused the partnership to fund the replacement reserve account, which currently has a $0 balance. The investment general partner will discuss with the operating general partner the need to fund the required reserve. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the partnership to meet operating deficits.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24 unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties which offer Section 8 subsidies. Historically, management has had difficulty qualifying prospective residents. Throughout the second quarter 2006, physical occupancy has decreased to 85%. Marketing efforts continue and include one month rental concessions, move-in specials, and application fee waivers. Operating expenses are higher than average due to maintenance costs, as well as an increase in advertising and payroll expenses. Further, economic occupancy remains low due to rental concessions. Although the replacement reserve is underfunded, the partnership is funding under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's Operating Deficit Guaranty is in effect through February 2009, with a funding limit of $200,000. To date, the operating general partner has funded $11,800, of which $10,600 was funded in 2005. The remaining deficit has been funded from cash and accrued management fees.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38 unit property located in Natchez, MS. The operating partnership has operated below breakeven since 2004. A new regional manager for the operating general partner was hired in August 2005. The regional manager found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues in order to improve operation, they discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial in the near future. The regional manager has instituted a number of policy changes in order to better control operations. In addition to changes in rent collection, supply purchases, and maintenance expenses, the operating general partner now performs background checks on prospective employees. Occupancy remains consistent with the previous year and has averaged 95% through the first quarter of 2006. Due to some deaths at the property, in the second quarter 2006, occupancy dropped to 85%. The regional manager believes that with the implemented changes the property will begin to operate at breakeven in the third quarter 2006. The investment general partner will continue to work with the operating general partner in an effort to bring operations above breakeven.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005 and in the first two quarters of 2006 due to low rental income, collections loss, and high expenses. The partnership received approval of a 10% rent increase effective January 2006 which added approximately $20,000 to the annual rent revenue. The investment general partner visited the property in March 2006 to view the property and to meet with the general partner and management to discuss issues at the property. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court and has had success in the second quarter in obtaining judgments against six non-paying households. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Other methods of improving collections, including posting payments received in common areas, improving relations with residents, and a proposal to assess property debt and collection charges to residents, are also being reviewed and considered. In the fourth quarter 2005, the operating general partner discovered that $24,000 is owed to the partnership for overpayment of taxes on a tax exempt property. Management has requested a refund. Management continues to explore options to reduce utility costs, including tenant education on conservation and applications were filed in the first quarter to a non-profit agency for assistance and grants to cover increased utility expenses. The investment general partner continues to work with the operating general partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

Series 44

As of June 30, 2006 and 2005, the average Qualified Occupancy was 95.7% and 100%, respectively. The series had a total of 10 properties at June 30, 2006. Out of the total, 9 were at 100% Qualified Occupancy. The series also had 1 property in active lease up at June 30, 2006.

For the period ended June 30, 2006 and 2005, Series 44 reflects net loss from Operating Partnerships of $(291,145) and $(182,664), respectively, which includes depreciation and amortization of $370,525 and $349,580, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 45

As of June 30, 2006 and 2005, the average Qualified Occupancy was 100% and 97.5%, respectively. The series had a total of 31 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 45 reflects net loss from Operating Partnerships of $(362,232) and $(74,734), respectively, which includes depreciation and amortization of $594,553 and $281,952 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market's saturation with moderate income properties and the operating general partner's inability to identify and maintain consistent management at the site and regional levels. The site management and maintenance positions experienced significant turnover in 2005. Occupancy averaged 88% in 2005 and stood at 81% in December 2005.

During the fourth quarter of 2005, the operating general partner informed the investment general partner that it was unwilling to continue funding operating deficits. Starting in October 2005 and continuing to the present, the partnership became several months delinquent on its mortgage payments and was notified by the Lender of default.

In April 2006, the lender to the first phase of the project (Brookstone I) initiated foreclosure on that phase, creating a high level of uncertainty among the tenants of both phases. As a result, Brookstone II's occupancy has dropped to approximately 65% as of the second quarter of 2006.

In May 2006, the lender to Brookstone II indicated that it too intends to proceed with foreclosure and advertised a foreclosure sale for June 2006. The investment general partner's analysis indicated that the costs of maintaining the property outweighed the benefits of the remaining tax credits and determined to forfeit the property if the Lender refused to restructure the debt. However, immediately prior to the foreclosure sale, the lender voluntarily adjourned the scheduled sale. Discussions with the lender are ongoing. It appears that the parties have disparate views of the value of the property and that the lender may well proceed with foreclosure, which could result in the Fund's forfeiture of this property as early as third quarter of 2006.

Childress Apartments LTD, (Fairview Manor Apartments) is a 48 unit development located in Childress, TX. The property operated at a deficit of ($26,421) in 2005. In the second quarter of 2006, the property was able to increase its occupancy level to 90% from an average occupancy of 74% in 2005. This allowed the property to operate at a surplus of $13,316. If occupancy can sustain at current levels the property will begin to function as a more viable asset. The Operating General Partner continues to fund all deficits.

Harbet Avenue, LP (William B. Quarton Place) is a 28 unit family property located in Cedar Rapids, Iowa. The investment general partner has learned that during 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. The operating general partner is a not-for-profit organization that was experiencing financial difficulties. The accounting manager was able to make the monetary transfers due to a lack of oversight from the interim director. The accounting manager was fired in March 2005. The operating general partner has hired a new executive director and implemented steps to ensure that this cannot happen in the future. In order to repay the funds back to the partnership, the Board of the not-for-profit has formed a Property Options Committee to review all of their assets for a potential sale. Proceeds from the sale of properties and from unrestricted donations will be targeted for the refunding of the partnership accounts. Through the end of 2005, $20,825 has been repaid to the partnership, leaving a balance of $121,934. Payments through June 2006 total $59,402 with the balance remaining of $62,532. The operating general partner will continue to repay approximately $2,000 monthly through returned management fees, facilitator charges, and cash contributions while exploring other options of funding this liability. Representatives of the investment general partner visited the site and met with the new Executive Director of the not-for-profit organization. The property shows well and is currently operating above breakeven. A default notice was sent to the operating general partner on September 1, 2005. The default notice was followed up by a demand letter sent to the operating general partner in July 2006. The investment general partner is working with attorneys to determine the best way to ensure the funds are restored to the Partnership in a prompt manner.

Series 46

As of June 30, 2006 and 2005, the average Qualified Occupancy was 97.0% and 100%, respectively. The series had a total of 14 properties at June 30, 2006. Out of the total, 13 were at 100% Qualified Occupancy. The series also had 1 property in active lease up at June 30, 2006.

For the period ended June 30, 2006 and 2005, Series 46 reflects net loss from Operating Partnerships of $(148,575) and $(43,776), respectively, which includes depreciation and amortization of $280,174 and $179,665, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Panola Apartments (Panola Housing, Ltd) is a 32 unit development located in Carthage, Texas. The property operated at a deficit of ($26,152) in 2005. Occupancy has been strong averaging 98% in 2005 and 96% through the second quarter of 2006. Upon review of the second quarter unaudited financial information, it appears as though the property's performance will be similar to 2005 year end audited results. Operating expenses still appear to be above state averages and rental income does not show any apparent improvement. HUD provides Panola with rental assistance and therefore rents are also controlled by HUD. Since HUD has not allowed a rent increase, management will need to find ways to reduce operating expenses in order for the property to diminish the operating deficit heading into year end 2006. The general partner has an operating deficit guarantee that is unlimited in time and amount.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make various estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Partnerships.

If the book value of the Fund's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future low-income housing credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership and includes such reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the Operating Partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Fund's balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: January 23, 2007		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

January 23, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

January 23, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.