Form 10-Q
period 2006-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2007-01-23
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006
or
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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital	87-101
Statements of Cash Flows	102-129
Notes to Financial Statements	130-163

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	164-231

Item 3. Quantitative and Qualitative Disclosure About Market Risk	232

Item 4. Controls and Procedures	232

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	233

Item 1A. Risk Factors	233

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	233

Item 3. Defaults Upon Senior Securities	233

Item 4. Submission of Matters to a Vote of Security Holders	233

Item 5. Other Information	233

Item 6. Exhibits and Reports on Form 8-K	233

Signatures	234

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$295,940,995	$307,258,793

OTHER ASSETS
Cash and cash equivalents	11,219,805	11,837,413
Investments	-	2,556,017
Notes receivable	2,136,090	2,714,233
Acquisition costs net	33,369,033	34,090,520
Other assets	2,059,116	2,044,932

	$344,725,039	$360,501,908

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$40,555	$61,961
Accounts payable affiliates	32,575,804	30,288,894
Capital contributions payable	5,982,705	7,887,559

	38,599,064	38,238,414

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding	310,230,934	326,207,079
General Partner	(4,104,959)	(3,943,585)

	306,125,975	322,263,494

	$344,725,039	$360,501,908

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$671,869	$1,039,598

OTHER ASSETS
Cash and cash equivalents	266,122	802,957
Investments	-	-
Notes receivable	-	-
Acquisition costs net	71,444	73,230
Other assets	26,803	43,325

	$1,036,238	$1,959,110

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,550,812	2,973,288
Capital contributions payable	-	-

	2,550,812	2,973,288

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding	(1,191,177)	(695,785)
General Partner	(323,397)	(318,393)

	(1,514,574)	(1,014,178)

	$1,036,238	$1,959,110

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$400,997	$507,276

OTHER ASSETS
Cash and cash equivalents	35,264	60,403
Investments	-	-
Notes receivable	236,476	236,476
Acquisition costs net	39,077	40,054
Other assets	280,232	280,232

	$992,046	$1,124,441

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,392,470	1,279,550
Capital contributions payable	236,479	236,479

	1,628,949	1,516,029

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding	(468,582)	(225,720)
General Partner	(168,321)	(165,868)

	(636,903)	(391,588)

	$992,046	$1,124,441

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,041,307	$1,125,992

OTHER ASSETS
Cash and cash equivalents	159,625	170,119
Investments	-	-
Notes receivable	-	-
Acquisition costs net	122,796	125,866
Other assets	5,437	5,437

	$1,329,165	$1,427,414

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,405,992	2,278,697
Capital contributions payable	18,770	20,270

	2,424,762	2,298,967

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding	(865,560)	(643,756)
General Partner	(230,037)	(227,797)

	(1,095,597)	(871,553)

	$1,329,165	$1,427,414

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,252,576	$2,647,858

OTHER ASSETS
Cash and cash equivalents	63,965	84,479
Investments	-	-
Notes receivable	-	-
Acquisition costs net	182,615	187,180
Other assets	6,135	6,135

	$2,505,291	$2,925,652

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,915,137	1,795,005
Capital contributions payable	-	-

	1,915,137	1,795,005

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding	869,099	1,404,187
General Partner	(278,945)	(273,540)

	590,154	1,130,647

	$2,505,291	$2,925,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,415,182	$1,590,415

OTHER ASSETS
Cash and cash equivalents	164,309	172,640
Investments	-	-
Notes receivable	-	-
Acquisition costs net	204,092	209,194
Other assets	201,640	201,640

	$1,985,223	$2,173,889

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$678
Accounts payable affiliates	1,913,552	1,799,684
Capital contributions payable	9,999	9,999

	1,924,229	1,810,361

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding	245,682	545,191
General Partner	(184,688)	(181,663)

	60,994	363,528

	$1,985,223	$2,173,889

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,035,718	$7,307,685

OTHER ASSETS
Cash and cash equivalents	242,775	263,159
Investments	-	-
Notes receivable	-	-
Acquisition costs net	204,965	210,089
Other assets	40,320	40,320

	$7,523,778	$7,821,253

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$978
Accounts payable affiliates	1,727,748	1,606,410
Capital contributions payable	61,733	61,733

	1,790,459	1,669,121

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding	5,933,430	6,348,055
General Partner	(200,111)	(195,923)

	5,733,319	6,152,132

	$7,523,778	$7,821,253

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,746,655	$10,433,834

OTHER ASSETS
Cash and cash equivalents	303,391	285,372
Investments	-	-
Notes receivable	129,062	129,062
Acquisition costs net	363,433	371,885
Other assets	28,478	28,478

	$10,571,019	$11,248,631

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$90	$90
Accounts payable affiliates	2,927,700	2,760,320
Capital contributions payable	29,490	29,490

	2,957,280	2,789,900

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding	7,877,855	8,714,397
General Partner	(264,116)	(255,666)

	7,613,739	8,458,731

	$10,571,019	$11,248,631

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,829,542	$9,322,441

OTHER ASSETS
Cash and cash equivalents	118,241	116,714
Investments	-	-
Notes receivable	-	-
Acquisition costs net	298,935	306,408
Other assets	104,014	104,014

	$9,350,732	$9,849,577

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,143,325	1,985,723
Capital contributions payable	39,749	39,749

	2,183,074	2,025,472

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding	7,302,428	7,952,311
General Partner	(134,770)	(128,206)

	7,167,658	7,824,105

	$9,350,732	$9,849,577

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,559,311	$14,091,283

OTHER ASSETS
Cash and cash equivalents	367,927	433,154
Investments	-	-
Notes receivable	-	-
Acquisition costs net	66,012	67,662
Other assets	2,595	2,595

	$13,995,845	$14,594,694

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	251,174	159,116
Capital contributions payable	40,968	40,968

	292,142	200,084

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding	13,910,414	14,594,412
General Partner	(206,711)	(199,802)

	13,703,703	14,394,610

	$13,995,845	$14,594,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,585,647	$10,142,930

OTHER ASSETS
Cash and cash equivalents	218,295	134,976
Investments	-	134,706
Notes receivable	-	-
Acquisition costs net	66,175	67,831
Other assets	573	573

	$9,870,690	$10,481,016

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,390,727	1,261,737
Capital contributions payable	45,783	45,783

	1,436,510	1,307,520

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding	8,688,485	9,420,408
General Partner	(254,305)	(246,912)

	8,434,180	9,173,496

	$9,870,690	$10,481,016

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,939,213	$8,375,824

OTHER ASSETS
Cash and cash equivalents	358,179	412,161
Investments	-	-
Notes receivable	-	-
Acquisition costs net	424,728	435,347
Other assets	19,167	-

	$8,741,287	$9,223,332

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	686,707	626,247
Capital contributions payable	127,396	127,396

	814,103	753,643

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000issued and outstanding	8,074,969	8,612,049
General Partner	(147,785)	(142,360)

	7,927,184	8,469,689

	$8,741,287	$9,223,332

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,118,562	$12,900,025

OTHER ASSETS
Cash and cash equivalents	136,399	128,337
Investments	-	-
Notes receivable	570,454	570,454
Acquisition costs net	-	-
Other assets	134,137	134,137

	$12,959,552	$13,732,953

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	861,120	662,400
Capital contributions payable	611,150	611,150

	1,472,270	1,273,550

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding	11,751,668	12,714,068
General Partner	(264,386)	(254,665)

	11,487,282	12,459,403

	$12,959,552	$13,732,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$16,805,681	$17,553,871

OTHER ASSETS
Cash and cash equivalents	325,063	386,782
Investments	-	-
Notes receivable	46,908	46,908
Acquisition costs net	608,075	623,273
Other assets	312,486	312,486

	$18,098,213	$18,923,320

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,407,969	1,292,198
Capital contributions payable	484,756	484,756

	1,892,725	1,776,954

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding	16,449,794	17,381,263
General Partner	(244,306)	(234,897)

	16,205,488	17,146,366

	$18,098,213	$18,923,320

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,854,043	$10,309,424

OTHER ASSETS
Cash and cash equivalents	252,249	197,136
Investments	-	-
Notes receivable	-	32,300
Acquisition costs net	545,595	559,233
Other assets	125,000	125,000

	$10,776,887	$11,223,093

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	902,276	815,294
Capital contributions payable	194,154	194,154

	1,096,430	1,009,448

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding	9,809,433	10,337,289
General Partner	(128,976)	(123,644)

	9,680,457	10,213,645

	$10,776,887	$11,223,093

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,004,252	$13,515,476

OTHER ASSETS
Cash and cash equivalents	105,329	124,985
Investments	-	-
Notes receivable	-	-
Acquisition costs net	867,083	888,761
Other assets	-	-

	$13,976,664	$14,529,222

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,623,181	1,476,583
Capital contributions payable	8,244	8,244

	1,631,425	1,484,827

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding	12,522,178	13,214,342
General Partner	(176,939)	(169,947)

	12,345,239	13,044,395

	$13,976,664	$14,529,222

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,816,119	$14,288,223

OTHER ASSETS
Cash and cash equivalents	430,013	481,041
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,457,223	2,518,655
Other assets	14,109	14,109

	$16,717,464	$17,302,028

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	686,082	611,902
Capital contributions payable	163,782	163,782

	849,864	775,684

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding	15,990,948	16,643,105
General Partner	(123,348)	(116,761)

	15,867,600	16,526,344

	$16,717,464	$17,302,028

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,331,505	$9,558,174

OTHER ASSETS
Cash and cash equivalents	95,516	79,450
Investments	-	-
Notes receivable	-	-
Acquisition costs net	1,687,211	1,729,387
Other assets	3,061	3,061

	$11,117,293	$11,370,072

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$147	$-
Accounts payable affiliates	1,077,037	993,893
Capital contributions payable	-	-

	1,077,184	993,893

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding	10,118,372	10,451,081
General Partner	(78,263)	(74,902)

	10,040,109	10,376,179

	$11,117,293	$11,370,072

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,578,016	$11,987,598

OTHER ASSETS
Cash and cash equivalents	362,946	268,593
Investments	-	-
Notes receivable	-	67,239
Acquisition costs net	1,889,900	1,934,893
Other assets	81,235	81,235

	$13,912,097	$14,339,558

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$1,817	$-
Accounts payable affiliates	810,667	723,235
Capital contributions payable	138,438	138,438

	950,922	861,673

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding	13,047,126	13,558,669
General Partner	(85,951)	(80,784)

	12,961,175	13,477,885

	$13,912,097	$14,339,558

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,679,481	$12,865,213

OTHER ASSETS
Cash and cash equivalents	202,406	193,474
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,157,775	2,205,726
Other assets	4,875	4,875

	$15,044,537	$15,269,288

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$61	$-
Accounts payable affiliates	871,171	784,873
Capital contributions payable	-	-

	871,232	784,873

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issued and outstanding	14,249,856	14,557,855
General Partner	(76,551)	(73,440)

	14,173,305	14,484,415

	$15,044,537	$15,269,288

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,133,062	$11,473,299

OTHER ASSETS
Cash and cash equivalents	322,067	368,313
Investments	-	-
Notes receivable	-	-
Acquisition costs net	1,997,055	2,040,945
Other assets	-	-

	$13,452,184	$13,882,557

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	815,379	782,919
Capital contributions payable	-	-

	815,379	782,919

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding	12,706,878	13,165,083
General Partner	(70,073)	(65,445)

	12,636,805	13,099,638

	$13,452,184	$13,882,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$14,265,705	$14,641,314

OTHER ASSETS
Cash and cash equivalents	225,793	216,126
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,436,544	2,487,742
Other assets	9,873	37,381

	$16,937,915	$17,382,563

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$36,733
Accounts payable affiliates	1,259,019	1,194,877
Capital contributions payable	8,694	8,694

	1,304,446	1,240,304

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding	15,702,077	16,205,779
General Partner	(68,608)	(63,520)

	15,633,469	16,142,259

	$16,937,915	$17,382,563

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,713,883	$12,365,495

OTHER ASSETS
Cash and cash equivalents	6,549	83,998
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,657,233	2,714,999
Other assets	18,034	18,034

	$14,395,699	$15,182,526

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$51	$16,522
Accounts payable affiliates	1,422,921	1,266,487
Capital contributions payable	165	80,566

	1,423,137	1,363,575

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding	13,092,006	13,929,931
General Partner	(119,444)	(110,980)

	12,972,562	13,818,951

	$14,395,699	$15,182,526

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$15,135,184	$15,197,400

OTHER ASSETS
Cash and cash equivalents	503,657	971,373
Investments	-	-
Notes receivable	666,564	494,442
Acquisition costs net	2,716,377	2,772,969
Other assets	67,969	67,969

	$19,089,751	$19,504,153

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	677,238	547,004
Capital contributions payable	775,421	613,343

	1,452,659	1,160,347

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding	17,701,659	18,401,306
General Partner	(64,567)	(57,500)

	17,637,092	18,343,806

	$19,089,751	$19,504,153

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$19,632,163	$19,990,185

OTHER ASSETS
Cash and cash equivalents	769,464	189,255
Investments	-	-
Notes receivable	186,626	837,352
Acquisition costs net	3,548,917	3,622,795
Other assets	104,439	261,996

	$24,241,609	$24,901,583

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	679,477	611,452
Capital contributions payable	490,522	399,811

	1,169,999	1,011,263

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding	23,162,416	23,972,939
General Partner	(90,806)	(82,619)

	23,071,610	23,890,320

	$24,241,609	$24,901,583

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$16,084,363	$16,680,157

OTHER ASSETS
Cash and cash equivalents	1,102,179	1,356,192
Investments	-	228,762
Notes receivable	-	-
Acquisition costs net	2,516,587	2,567,428
Other assets	196,604	-

	$19,899,733	$20,832,539

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	67,351	-
Capital contributions payable	781,022	1,014,622

	848,373	1,014,622

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding	19,098,295	19,857,186
General Partner	(46,935)	(39,269)

	19,051,360	19,817,917

	$19,899,733	$20,832,539

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$26,032,116	$26,768,832

OTHER ASSETS
Cash and cash equivalents	1,812,567	1,167,018
Investments	-	1,046,688
Notes receivable	300,000	300,000
Acquisition costs net	3,020,608	3,081,642
Other assets	267,543	267,543

	$31,432,834	$32,631,723

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$6,960
Accounts payable affiliates	71,317	-
Capital contributions payable	1,125,447	1,437,480

	1,196,764	1,444,440

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding	30,287,371	31,229,072
General Partner	(51,301)	(41,789)

	30,236,070	31,187,283

	$31,432,834	$32,631,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$20,278,843	$20,578,971

OTHER ASSETS
Cash and cash equivalents	2,269,515	2,689,206
Investments	-	1,145,861
Notes receivable	-	-
Acquisition costs net	2,218,578	2,247,326
Other assets	4,357	4,357

	$24,771,293	$26,665,721

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	38,255	-
Capital contributions payable	590,543	2,120,652

	628,798	2,120,652

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding	24,163,814	24,562,362
General Partner	(21,319)	(17,293)

	24,142,495	24,545,069

	$24,771,293	$26,665,721

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$167,655	$205,449
Other income	12,749	96,526

	180,404	301,975

Share of loss from Operating Partnerships(Note D)	(5,819,208)	(5,695,728)

Expenses
Professional fees	468,685	591,528
Fund management fee (Note C)	1,577,678	1,688,028
Amortization	399,479	398,646
General and administrative expenses	108,209	141,274

	2,554,051	2,819,476

NET INCOME (LOSS)	$(8,192,855)	$(8,213,229)

Net income (loss) allocated to limited partners	$(8,110,928)	$(8,131,097)

Net income (loss) allocated to general partner	$(81,927)	$(82,132)

Net income (loss) per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2006	2005

Income
Interest income	$2,562	$22,007
Other income	2,780	9,653

	5,342	31,660

Share of loss from Operating Partnerships(Note D)	(162,740)	(109,467)

Expenses
Professional fees	18,626	29,310
Fund management fee (Note C)	50,673	63,428
Amortization	893	893
General and administrative expenses	3,635	8,021

	73,827	101,652

NET INCOME (LOSS)	$(231,225)	$(179,459)

Net income (loss) allocated to limited partners	$(228,913)	$(177,664)

Net income (loss) allocated to general partner	$(2,312)	$(1,795)

Net income (loss) per BAC	$(.06)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2006	2005

Income
Interest income	$183	$74
Other income	4,297	-

	4,480	74

Share of loss from Operating Partnerships(Note D)	(29,623)	(82,644)

Expenses
Professional fees	32,730	17,786
Fund management fee (Note C)	52,232	56,460
Amortization	488	488
General and administrative expenses	3,172	2,384

	88,622	77,118

NET INCOME (LOSS)	$(113,765)	$(159,688)

Net income (loss) allocated to limited partners	$(112,627)	$(158,091)

Net income (loss) allocated to general partner	$(1,138)	$(1,597)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2006	2005

Income
Interest income	$691	$240
Other income	725	-

	1,416	240

Share of loss from Operating Partnerships(Note D)	(10,835)	(210,265)

Expenses
Professional fees	20,518	27,764
Fund management fee (Note C)	60,157	57,648
Amortization	1,535	1,535
General and administrative expenses	3,439	2,687

	85,649	89,634

NET INCOME (LOSS)	$(95,068)	$(299,659)

Net income (loss) allocated to limited partners	$(94,117)	$(296,662)

Net income (loss) allocated to general partner	$(951)	$(2,997)

Net income (loss) per BAC	$(.04)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2006	2005

Income
Interest income	$235	$111
Other income	801	4,826

	1,036	4,937

Share of loss from Operating Partnerships(Note D)	(109,982)	(288,499)

Expenses
Professional fees	18,364	24,975
Fund management fee (Note C)	58,002	54,066
Amortization	2,283	2,283
General and administrative expenses	3,552	2,984

	82,201	84,308

NET INCOME (LOSS)	$(191,147)	$(367,870)

Net income (loss) allocated to limited partners	$(189,236)	$(364,191)

Net income (loss) allocated to general partner	$(1,911)	$(3,679)

Net income (loss) per BAC	$(.06)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2006	2005

Income
Interest income	$533	$193
Other income	-	2,413

	533	2,606

Share of loss from Operating Partnerships(Note D)	(91,410)	(79,738)

Expenses
Professional fees	19,376	24,534
Fund management fee (Note C)	52,733	49,615
Amortization	2,551	2,551
General and administrative expenses	3,279	2,472

	77,939	79,172

NET INCOME (LOSS)	$(168,816)	$(156,304)

Net income (loss) allocated to limited partners	$(167,128)	$(154,741)

Net income (loss) allocated to general partner	$(1,688)	$(1,563)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2006	2005

Income
Interest income	$879	$755
Other income	-	-

	879	755

Share of loss from Operating Partnerships(Note D)	(157,245)	(63,920)

Expenses
Professional fees	19,114	24,614
Fund management fee (Note C)	64,852	66,044
Amortization	3,805	3,805
General and administrative expenses	3,980	3,362

	91,751	97,825

NET INCOME (LOSS)	$(248,117)	$(160,990)

Net income (loss) allocated to limited partners	$(245,636)	$(159,380)

Net income (loss) allocated to general partner	$(2,481)	$(1,610)

Net income (loss) per BAC	$(.08)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2006	2005

Income
Interest income	$1,791	$362
Other income	4,146	14,479

	5,937	14,841

Share of loss from Operating Partnerships(Note D)	(328,023)	(194,691)

Expenses
Professional fees	30,391	36,953
Fund management fee (Note C)	84,914	104,465
Amortization	4,226	4,226
General and administrative expenses	3,799	3,129

	123,330	148,773

NET INCOME (LOSS)	$(445,416)	$(328,623)

Net income (loss) allocated to limited partners	$(440,962)	$(325,337)

Net income (loss) allocated to general partner	$(4,454)	$(3,286)

Net income (loss) per BAC	$(.11)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2006	2005

Income
Interest income	$322	$124
Other income	-	2,413

	322	2,537

Share of loss from Operating Partnerships(Note D)	(265,262)	(150,987)

Expenses
Professional fees	15,211	20,336
Fund management fee (Note C)	61,291	78,801
Amortization	3,914	3,914
General and administrative expenses	3,231	2,510

	83,647	105,561

NET INCOME (LOSS)	$(348,587)	$(254,011)

Net income (loss) allocated to limited partners	$(345,101)	$(251,471)

Net income (loss) allocated to general partner	$(3,486)	$(2,540)

Net income (loss) per BAC	$(.14)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2006	2005

Income
Interest income	$1,391	$3,161
Other income	-	14,479

	1,391	17,640

Share of loss from Operating Partnerships(Note D)	(273,948)	(368,075)

Expenses
Professional fees	20,101	27,283
Fund management fee (Note C)	71,524	83,529
Amortization	825	825
General and administrative expenses	3,403	2,982

	95,853	114,619

NET INCOME (LOSS)	$(368,410)	$(465,054)

Net income (loss) allocated to limited partners	$(364,726)	$(460,403)

Net income (loss) allocated to general partner	$(3,684)	$(4,651)

Net income (loss) per BAC	$(.09)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2006	2005

Income
Interest income	$3,756	$2,036
Other income	-	7,240

	3,756	9,276

Share of loss from Operating Partnerships(Note D)	(259,388)	(415,215)

Expenses
Professional fees	18,626	25,561
Fund management fee (Note C)	79,457	75,062
Amortization	828	828
General and administrative expenses	3,488	3,869

	102,399	105,320

NET INCOME (LOSS)	$(358,031)	$(511,259)

Net income (loss) allocated to limited partners	$(354,451)	$(506,146)

Net income (loss) allocated to general partner	$(3,580)	$(5,113)

Net income (loss) per BAC	$(.09)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2006	2005

Income
Interest income	$2,249	$281
Other income	-	-

	2,249	281

Share of loss from Operating Partnerships(Note D)	(267,581)	(239,347)

Expenses
Professional fees	16,485	22,537
Fund management fee (Note C)	50,630	55,230
Amortization	5,310	5,310
General and administrative expenses	3,308	2,521

	75,733	85,598

NET INCOME (LOSS)	$(341,065)	$(324,664)

Net income (loss) allocated to limited partners	$(337,654)	$(321,417)

Net income (loss) allocated to general partner	$(3,411)	$(3,247)

Net income (loss) per BAC	$(.13)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2006	2005

Income
Interest income	$284	$117
Other income	-	-

	284	117

Share of loss from Operating Partnerships(Note D)	(431,801)	(343,756)

Expenses
Professional fees	19,852	31,807
Fund management fee (Note C)	67,229	99,360
Amortization	-	-
General and administrative expenses	3,616	3,022

	90,697	134,189

NET INCOME (LOSS)	$(522,214)	$(477,828)

Net income (loss) allocated to limited partners	$(516,992)	$(473,050)

Net income (loss) allocated to general partner	$(5,222)	$(4,778)

Net income (loss) per BAC	$(.12)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2006	2005

Income
Interest income	$1,000	$2,423
Other income	-	7,240

	1,000	9,663

Share of loss from Operating Partnerships(Note D)	(350,993)	(400,250)

Expenses
Professional fees	22,623	26,882
Fund management fee (Note C)	78,885	82,884
Amortization	9,181	10,763
General and administrative expenses	3,462	3,997

	114,151	124,526

NET INCOME (LOSS)	$(464,144)	$(515,113)

Net income (loss) allocated to limited partners	$(459,503)	$(509,962)

Net income (loss) allocated to general partner	$(4,641)	$(5,151)

Net income (loss) per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2006	2005

Income
Interest income	$19,929	$173
Other income	-	2,413

	19,929	2,586

Share of loss from Operating Partnerships(Note D)	(249,849)	(135,434)

Expenses
Professional fees	9,707	13,317
Fund management fee (Note C)	43,491	43,491
Amortization	6,819	6,819
General and administrative expenses	3,215	3,270

	63,232	66,897

NET INCOME (LOSS)	$(293,152)	$(199,745)

Net income (loss) allocated to limited partners	$(290,220)	$(197,748)

Net income (loss) allocated to general partner	$(2,932)	$(1,997)

Net income (loss) per BAC	$(.11)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2006	2005

Income
Interest income	$378	$158
Other income	-	-

	378	158

Share of loss from Operating Partnerships(Note D)	(258,143)	(367,935)

Expenses
Professional fees	14,818	20,187
Fund management fee (Note C)	73,299	73,299
Amortization	10,984	10,984
General and administrative expenses	3,302	3,577

	102,403	108,047

NET INCOME (LOSS)	$(360,168)	$(475,824)

Net income (loss) allocated to limited partners	$(356,566)	$(471,066)

Net income (loss) allocated to general partner	$(3,602)	$(4,758)

Net income (loss) per BAC	$(.10)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2006	2005

Income
Interest income	$1,132	$1,006
Other income	-	-

	1,132	1,006

Share of loss from Operating Partnerships(Note D)	(248,849)	(271,148)

Expenses
Professional fees	7,712	11,235
Fund management fee (Note C)	57,090	57,090
Amortization	32,309	32,309
General and administrative expenses	3,336	4,299

	100,447	104,933

NET INCOME (LOSS)	$(348,164)	$(375,075)

Net income (loss) allocated to limited partners	$(344,682)	$(371,324)

Net income (loss) allocated to general partner	$(3,482)	$(3,751)

Net income (loss) per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2006	2005

Income
Interest income	$232	$83
Other income	-	4,826

	232	4,909

Share of loss from Operating Partnerships(Note D)	(108,023)	(134,648)

Expenses
Professional fees	9,416	13,003
Fund management fee (Note C)	23,243	40,005
Amortization	22,116	22,116
General and administrative expenses	3,111	4,856

	57,886	79,980

NET INCOME (LOSS)	$(165,677)	$(209,719)

Net income (loss) allocated to limited partners	$(164,020)	$(207,622)

Net income (loss) allocated to general partner	$(1,657)	$(2,097)

Net income (loss) per BAC	$(.08)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2006	2005

Income
Interest income	$39,998	$384
Other income	-	-

	39,998	384

Share of loss from Operating Partnerships(Note D)	(212,496)	(159,147)

Expenses
Professional fees	9,203	12,666
Fund management fee (Note C)	48,716	51,216
Amortization	23,706	23,706
General and administrative expenses	4,827	3,573

	86,452	91,161

NET INCOME (LOSS)	$(258,950)	$(249,924)

Net income (loss) allocated to limited partners	$(256,361)	$(247,425)

Net income (loss) allocated to general partner	$(2,589)	$(2,499)

Net income (loss) per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2006	2005

Income
Interest income	$1,142	$183
Other income	-	4,826

	1,142	5,009

Share of loss from Operating Partnerships(Note D)	(107,535)	(108,008)

Expenses
Professional fees	10,600	14,636
Fund management fee (Note C)	29,750	41,100
Amortization	24,728	24,728
General and administrative expenses	4,354	4,136

	69,432	84,600

NET INCOME (LOSS)	$(175,825)	$(187,599)

Net income (loss) allocated to limited partners	$(174,067)	$(185,723)

Net income (loss) allocated to general partner	$(1,758)	$(1,876)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2006	2005

Income
Interest income	$1,220	$2,556
Other income	-	4,826

	1,220	7,382

Share of loss from Operating Partnerships(Note D)	(153,393)	(176,584)

Expenses
Professional fees	12,213	16,488
Fund management fee (Note C)	26,550	34,200
Amortization	22,581	22,581
General and administrative expenses	4,183	1,055

	65,527	74,324

NET INCOME (LOSS)	$(217,700)	$(243,526)

Net income (loss) allocated to limited partners	$(215,523)	$(241,091)

Net income (loss) allocated to general partner	$(2,177)	$(2,435)

Net income (loss) per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2006	2005

Income
Interest income	$1,689	$1,810
Other income	-	7,240

	1,689	9,050

Share of loss from Operating Partnerships(Note D)	(158,119)	(204,882)

Expenses
Professional fees	15,904	21,148
Fund management fee (Note C)	47,009	50,001
Amortization	28,433	28,433
General and administrative expenses	4,467	3,699

	95,813	103,281

NET INCOME (LOSS)	$(252,243)	$(299,113)

Net income (loss) allocated to limited partners	$(249,721)	$(296,122)

Net income (loss) allocated to general partner	$(2,522)	$(2,991)

Net income (loss) per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2006	2005

Income
Interest income	$206	$625
Other income	-	4,826

	206	5,451

Share of loss from Operating Partnerships(Note D)	(302,633)	(222,253)

Expenses
Professional fees	24,018	21,919
Fund management fee (Note C)	56,270	56,085
Amortization	33,481	33,481
General and administrative expenses	4,689	3,872

	118,458	115,357

NET INCOME (LOSS)	$(420,885)	$(332,159)

Net income (loss) allocated to limited partners	$(416,676)	$(328,837)

Net income (loss) allocated to general partner	$(4,209)	$(3,322)

Net income (loss) per BAC	$(.14)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2006	2005

Income
Interest income	$5,818	$6,992
Other income	-	4,826

	5,818	11,818

Share of loss from Operating Partnerships(Note D)	(227,642)	(208,661)

Expenses
Professional fees	16,072	21,417
Fund management fee (Note C)	50,561	54,010
Amortization	29,055	29,055
General and administrative expenses	5,107	1,422

	100,795	105,904

NET INCOME (LOSS)	$(322,619)	$(302,747)

Net income (loss) allocated to limited partners	$(319,393)	$(299,720)

Net income (loss) allocated to general partner	$(3,226)	$(3,027)

Net income (loss) per BAC	$(.12)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2006	2005

Income
Interest income	$3,715	$1,434
Other income	-	-

	3,715	1,434

Share of loss from Operating Partnerships(Note D)	(265,868)	(320,884)

Expenses
Professional fees	18,465	25,105
Fund management fee (Note C)	70,445	75,512
Amortization	41,717	41,219
General and administrative expenses	5,363	5,955

	135,990	147,791

NET INCOME (LOSS)	$(398,143)	$(467,241)

Net income (loss) allocated to limited partners	$(394,162)	$(462,569)

Net income (loss) allocated to general partner	$(3,981)	$(4,672)

Net income (loss) per BAC	$(.11)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2006	2005

Income
Interest income	$13,944	$47,557
Other income	-	-

	13,944	47,557

Share of loss from Operating Partnerships(Note D)	(301,893)	(162,961)

Expenses
Professional fees	13,363	16,571
Fund management fee (Note C)	71,175	53,285
Amortization	25,517	25,414
General and administrative expenses	5,228	21,162

	115,283	116,432

NET INCOME (LOSS)	$(403,232)	$(231,836)

Net income (loss) allocated to limited partners	$(399,200)	$(229,518)

Net income (loss) allocated to general partner	$(4,032)	$(2,318)

Net income (loss) per BAC	$(.15)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2006	2005

Income
Interest income	$28,505	$51,270
Other income	-	-

	28,505	51,270

Share of loss from Operating Partnerships(Note D)	(359,012)	(252,481)

Expenses
Professional fees	22,904	27,200
Fund management fee (Note C)	89,465	81,220
Amortization	36,221	34,315
General and administrative expenses	6,107	20,361

	154,697	163,096

NET INCOME (LOSS)	$(485,204)	$(364,307)

Net income (loss) allocated to limited partners	$(480,352)	$(360,664)

Net income (loss) allocated to general partner	$(4,852)	$(3,643)

Net income (loss) per BAC	$(.12)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2006	2005

Income
Interest income	$33,871	$59,334
Other income	-	-

	33,871	59,334

Share of loss from Operating Partnerships(Note D)	(126,922)	(23,848)

Expenses
Professional fees	12,273	16,294
Fund management fee (Note C)	58,035	50,922
Amortization	25,973	26,065
General and administrative expenses	5,556	16,097

	101,837	109,378

NET INCOME (LOSS)	$(194,888)	$(73,892)

Net income (loss) allocated to limited partners	$(192,939)	$(73,153)

Net income (loss) allocated to general partner	$(1,949)	$(739)

Net income (loss) per BAC	$(.06)	$(.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$257,975	$338,648
Other income	20,388	102,701

	278,363	441,349

Share of loss from Operating Partnerships(Note D)	(11,731,545)	(11,458,140)

Expenses
Professional fees	514,369	647,251
Fund management fee (Note C)	3,208,270	3,187,881
Amortization	804,368	799,110
General and administrative expenses	157,330	264,591

	4,684,337	4,898,833

NET INCOME (LOSS)	$(16,137,519)	$(15,915,624)

Net income (loss) allocated to limited partners	$(15,976,145)	$(15,756,468)

Net income (loss) allocated to general partner	$(161,374)	$(159,156)

Net income (loss) per BAC	$(.19)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2006	2005

Income
Interest income	$4,318	$28,184
Other income	2,780	9,653

	7,098	37,837

Share of income (loss) from Operating Partnerships(Note D)	(344,645)	217,819

Expenses
Professional fees	24,112	30,697
Fund management fee (Note C)	130,080	136,587
Amortization	1,786	1,786
General and administrative expenses	6,871	12,922

	162,849	181,992

NET INCOME (LOSS)	$(500,396)	$73,664

Net income (loss) allocated to limited partners	$(495,392)	$72,927

Net income (loss) allocated to general partner	$(5,004)	$737

Net income (loss) per BAC	$(.13)	$.02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2006	2005

Income
Interest income	$241	$169
Other income	4,297	-

	4,538	169

Share of loss from Operating Partnerships(Note D)	(106,279)	(147,508)

Expenses
Professional fees	33,216	26,594
Fund management fee (Note C)	105,154	109,382
Amortization	977	977
General and administrative expenses	4,227	4,131

	143,574	141,084

NET INCOME (LOSS)	$(245,315)	$(288,423)

Net income (loss) allocated to limited partners	$(242,862)	$(285,539)

Net income (loss) allocated to general partner	$(2,453)	$(2,884)

Net income (loss) per BAC	$(.13)	$(.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2006	2005

Income
Interest income	$880	$514
Other income	7,728	5,683

	8,608	6,197

Share of loss from Operating Partnerships(Note D)	(84,685)	(472,914)

Expenses
Professional fees	21,756	28,176
Fund management fee (Note C)	118,282	111,182
Amortization	3,070	3,070
General and administrative expenses	4,859	4,904

	147,967	147,332

NET INCOME (LOSS)	$(224,044)	$(614,049)

Net income (loss) allocated to limited partners	$(221,804)	$(607,909)

Net income (loss) allocated to general partner	$(2,240)	$(6,140)

Net income (loss) per BAC	$(.09)	$(.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2006	2005

Income
Interest income	$313	$235
Other income	801	4,826

	1,114	5,061

Share of loss from Operating Partnerships(Note D)	(395,282)	(752,108)

Expenses
Professional fees	19,602	25,645
Fund management fee (Note C)	116,818	112,883
Amortization	4,565	4,565
General and administrative expenses	5,340	5,660

	146,325	148,753

NET INCOME (LOSS)	$(540,493)	$(895,800)

Net income (loss) allocated to limited partners	$(535,088)	$(886,842)

Net income (loss) allocated to general partner	$(5,405)	$(8,958)

Net income (loss) per BAC	$(.16)	$(.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2006	2005

Income
Interest income	$699	$413
Other income	-	2,798

	699	3,211

Share of loss from Operating Partnerships(Note D)	(165,494)	(160,761)

Expenses
Professional fees	20,380	25,034
Fund management fee (Note C)	107,817	100,069
Amortization	5,102	5,102
General and administrative expenses	4,440	4,346

	137,739	134,551

NET INCOME (LOSS)	$(302,534)	$(292,101)

Net income (loss) allocated to limited partners	$(299,509)	$(289,180)

Net income (loss) allocated to general partner	$(3,025)	$(2,921)

Net income (loss) per BAC	$(.14)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2006	2005

Income
Interest income	$1,148	$1,127
Other income	-	-

	1,148	1,127

Share of loss from Operating Partnerships(Note D)	(257,957)	(176,415)

Expenses
Professional fees	19,600	34,049
Fund management fee (Note C)	129,138	128,239
Amortization	7,609	7,609
General and administrative expenses	5,657	5,718

	162,004	175,615

NET INCOME (LOSS)	$(418,813)	$(350,903)

Net income (loss) allocated to limited partners	$(414,625)	$(347,394)

Net income (loss) allocated to general partner	$(4,188)	$(3,509)

Net income (loss) per BAC	$(.14)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2006	2005

Income
Interest income	$3,192	$719
Other income	4,146	14,586

	7,338	15,305

Share of loss from Operating Partnerships(Note D)	(616,002)	(408,358)

Expenses
Professional fees	30,869	38,089
Fund management fee (Note C)	191,067	195,808
Amortization	8,452	8,452
General and administrative expenses	5,940	6,074

	236,328	248,423

NET INCOME (LOSS)	$(844,992)	$(641,476)

Net income (loss) allocated to limited partners	$(836,542)	$(635,061)

Net income (loss) allocated to general partner	$(8,450)	$(6,415)

Net income (loss) per BAC	$(.21)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2006	2005

Income
Interest income	$431	$253
Other income	-	2,413

	431	2,666

Share of loss from Operating Partnerships(Note D)	(492,427)	(359,785)

Expenses
Professional fees	15,697	20,851
Fund management fee (Note C)	136,462	142,253
Amortization	7,827	7,827
General and administrative expenses	4,465	4,443

	164,451	175,374

NET INCOME (LOSS)	$(656,447)	$(532,493)

Net income (loss) allocated to limited partners	$(649,883)	$(527,168)

Net income (loss) allocated to generalpartner	$(6,564)	$(5,325)

Net income (loss) per BAC	$(.26)	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2006	2005

Income
Interest income	$1,830	$3,612
Other income	-	14,479

	1,830	18,091

Share of loss from Operating Partnerships(Note D)	(544,892)	(767,620)

Expenses
Professional fees	20,815	28,419
Fund management fee (Note C)	120,053	126,195
Amortization	1,650	1,650
General and administrative expenses	5,327	5,640

	147,845	161,904

NET INCOME (LOSS)	$(690,907)	$(911,433)

Net income (loss) allocated to limited partners	$(683,998)	$(902,319)

Net income (loss) allocated to general partner	$(6,909)	$(9,114)

Net income (loss) per BAC	$(.17)	$(.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2006	2005

Income
Interest income	$6,329	$3,438
Other income	-	7,240

	6,329	10,678

Share of loss from Operating Partnerships(Note D)	(556,083)	(806,117)

Expenses
Professional fees	19,340	26,373
Fund management fee (Note C)	162,702	157,037
Amortization	1,656	1,656
General and administrative expenses	5,864	7,443

	189,562	192,509

NET INCOME (LOSS)	$(739,316)	$(987,948)

Net income (loss) allocated to limited partners	$(731,923)	$(978,069)

Net income (loss) allocated to general partner	$(7,393)	$(9,879)

Net income (loss) per BAC	$(.18)	$(.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2006	2005

Income
Interest income	$4,105	$574
Other income	-	-

	4,105	574

Share of loss from Operating Partnerships(Note D)	(413,323)	(532,189)

Expenses
Professional fees	18,836	31,794
Fund management fee (Note C)	99,210	105,122
Amortization	10,619	10,619
General and administrative expenses	4,622	4,431

	133,287	151,966

NET INCOME (LOSS)	$(542,505)	$(683,581)

Net income (loss) allocated to limited partners	$(537,080)	$(676,745)

Net income (loss) allocated to general partner	$(5,425)	$(6,836)

Net income (loss) per BAC	$(.20)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2006	2005

Income
Interest income	$393	$249
Other income	-	-

	393	249

Share of loss from Operating Partnerships(Note D)	(780,106)	(822,810)

Expenses
Professional fees	20,338	32,316
Fund management fee (Note C)	166,589	192,811
Amortization	-	-
General and administrative expenses	5,481	5,696

	192,408	230,823

NET INCOME (LOSS)	$(972,121)	$(1,053,384)

Net income (loss) allocated to limited partners	$(962,400)	$(1,042,850)

Net income (loss) allocated to general partner	$(9,721)	$(10,534)

Net income (loss) per BAC	$(.22)	$(.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2006	2005

Income
Interest income	$1,354	$2,851
Other income	-	7,240

	1,354	10,091

Share of loss from Operating Partnerships(Note D)	(745,026)	(762,741)

Expenses
Professional fees	24,439	27,733
Fund management fee (Note C)	148,770	160,769
Amortization	18,362	18,362
General and administrative expenses	5,635	6,910

	197,206	213,774

NET INCOME (LOSS)	$(940,878)	$(966,424)

Net income (loss) allocated to limited partners	$(931,469)	$(956,760)

Net income (loss) allocated to general partner	$(9,409)	$(9,664)

Net income (loss) per BAC	$(.20)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2006	2005

Income
Interest income	$20,861	$365
Other income	-	2,413

	20,861	2,778

Share of loss from Operating Partnerships(Note D)	(455,381)	(320,915)

Expenses
Professional fees	10,980	13,841
Fund management fee (Note C)	69,562	86,982
Amortization	13,638	13,638
General and administrative expenses	4,488	5,098

	98,668	119,559

NET INCOME (LOSS)	$(533,188)	$(437,696)

Net income (loss) allocated to limited partners	$(527,856)	$(433,319)

Net income (loss) allocated to general partner	$(5,332)	$(4,377)

Net income (loss) per BAC	$(.20)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2006	2005

Income
Interest income	$497	$354
Other income	-	-

	497	354

Share of loss from Operating Partnerships(Note D)	(510,933)	(849,343)

Expenses
Professional fees	15,304	20,650
Fund management fee (Note C)	146,598	146,597
Amortization	21,969	21,969
General and administrative expenses	4,849	5,879

	188,720	195,095

NET INCOME (LOSS)	$(699,156)	$(1,044,084)

Net income (loss) allocated to limited partners	$(692,164)	$(1,033,643)

Net income (loss) allocated to general partner	$(6,992)	$(10,441)

Net income (loss) per BAC	$(.20)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2006	2005

Income
Interest income	$2,010	$1,618
Other income	-	-

	2,010	1,618

Share of loss from Operating Partnerships(Note D)	(468,919)	(460,292)

Expenses
Professional fees	8,198	11,686
Fund management fee (Note C)	114,180	101,885
Amortization	64,617	64,617
General and administrative expenses	4,840	6,523

	191,835	184,711

NET INCOME (LOSS)	$(658,744)	$(643,385)

Net income (loss) allocated to limited partners	$(652,157)	$(636,951)

Net income (loss) allocated to general partner	$(6,587)	$(6,434)

Net income (loss) per BAC	$(.20)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2006	2005

Income
Interest income	$278	$160
Other income	-	4,826

	278	4,986

Share of loss from Operating Partnerships(Note D)	(215,049)	(261,835)

Expenses
Professional fees	9,902	13,608
Fund management fee (Note C)	63,103	68,537
Amortization	44,231	44,231
General and administrative expenses	4,063	6,428

	121,299	132,804

NET INCOME (LOSS)	$(336,070)	$(389,653)

Net income (loss) allocated to limited partners	$(332,709)	$(385,756)

Net income (loss) allocated to general partner	$(3,361)	$(3,897)

Net income (loss) per BAC	$(.16)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2006	2005

Income
Interest income	$40,266	$775
Other income	-	-

	40,266	775

Share of loss from Operating Partnerships(Note D)	(401,693)	(306,962)

Expenses
Professional fees	10,481	13,076
Fund management fee (Note C)	91,932	91,914
Amortization	47,411	47,411
General and administrative expenses	5,459	5,028

	155,283	157,429

NET INCOME (LOSS)	$(516,710)	$(463,616)

Net income (loss) allocated to limited partners	$(511,543)	$(458,980)

Net income (loss) allocated to general partner	$(5,167)	$(4,636)

Net income (loss) per BAC	$(.20)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2006	2005

Income
Interest income	$2,064	$380
Other income	-	4,826

	2,064	5,206

Share of loss from Operating Partnerships(Note D)	(183,413)	(231,903)

Expenses
Professional fees	11,086	15,264
Fund management fee (Note C)	63,650	79,625
Amortization	49,456	49,456
General and administrative expenses	5,569	5,919

	129,761	150,264

NET INCOME (LOSS)	$(311,110)	$(376,961)

Net income (loss) allocated to limited partners	$(307,999)	$(373,191)

Net income (loss) allocated to general partner	$(3,111)	$(3,770)

Net income (loss) per BAC	$(.12)	$(.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2006	2005

Income
Interest income	$1,562	$2,751
Other income	-	4,826

	1,562	7,577

Share of loss from Operating Partnerships(Note D)	(338,965)	(379,799)

Expenses
Professional fees	14,312	17,103
Fund management fee (Note C)	60,750	64,029
Amortization	45,162	45,162
General and administrative expenses	5,206	2,437

	125,430	128,731

NET INCOME (LOSS)	$(462,833)	$(500,953)

Net income (loss) allocated to limited partners	$(458,205)	$(495,943)

Net income (loss) allocated to general partner	$(4,628)	$(5,010)

Net income (loss) per BAC	$(.20)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2006	2005

Income
Interest income	$3,012	$1,850
Other income	-	7,240

	3,012	9,090

Share of loss from Operating Partnerships(Note D)	(347,917)	(390,615)

Expenses
Professional fees	18,558	21,889
Fund management fee (Note C)	82,762	78,163
Amortization	56,864	56,864
General and administrative expenses	5,701	5,489

	163,885	162,405

NET INCOME (LOSS)	$(508,790)	$(543,930)

Net income (loss) allocated to limited partners	$(503,702)	$(538,491)

Net income (loss) allocated to general partner	$(5,088)	$(5,439)

Net income (loss) per BAC	$(.19)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2006	2005

Income
Interest income	$268	$804
Other income	636	4,826

	904	5,630

Share of loss from Operating Partnerships(Note D)	(639,646)	(508,657)

Expenses
Professional fees	26,196	22,565
Fund management fee (Note C)	108,207	109,353
Amortization	66,963	66,963
General and administrative expenses	6,281	5,810

	207,647	204,691

NET INCOME (LOSS)	$(846,389)	$(707,718)

Net income (loss) allocated to limited partners	$(837,925)	$(700,641)

Net income (loss) allocated to general partner	$(8,464)	$(7,077)

Net income (loss) per BAC	$(.29)	$(.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2006	2005

Income
Interest income	$11,580	$9,052
Other income	-	4,826

	11,580	13,878

Share of loss from Operating Partnerships(Note D)	(511,951)	(378,331)

Expenses
Professional fees	28,724	22,056
Fund management fee (Note C)	112,049	93,558
Amortization	58,111	58,111
General and administrative expenses	7,459	3,818

	206,343	177,543

NET INCOME (LOSS)	$(706,714)	$(541,996)

Net income (loss) allocated to limited partners	$(699,647)	$(536,576)

Net income (loss) allocated to general partner	$(7,067)	$(5,420)

Net income (loss) per BAC	$(.26)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2006	2005

Income
Interest income	$11,536	$5,909
Other income	-	-

	11,536	5,909

Share of loss from Operating Partnerships(Note D)	(573,716)	(680,529)

Expenses
Professional fees	20,936	26,412
Fund management fee (Note C)	144,975	134,113
Amortization	83,435	82,439
General and administrative expenses	7,184	11,298

	256,530	254,262

NET INCOME (LOSS)	$(818,710)	$(928,882)

Net income (loss) allocated to limited partners	$(810,523)	$(919,593)

Net income (loss) allocated to general partner	$(8,187)	$(9,289)

Net income (loss) per BAC	$(.22)	$(.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2006	2005

Income
Interest income	$25,240	$86,032
Other income	-	-

	25,240	86,032

Share of loss from Operating Partnerships(Note D)	(590,127)	(343,798)

Expenses
Professional fees	13,848	22,925
Fund management fee (Note C)	124,151	102,808
Amortization	56,508	56,302
General and administrative expenses	7,163	44,813

	201,670	226,848

NET INCOME (LOSS)	$(766,557)	$(484,614)

Net income (loss) allocated to limited partners	$(758,891)	$(479,768)

Net income (loss) allocated to general partner	$(7,666)	$(4,846)

Net income (loss) per BAC	$(.28)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2006	2005

Income
Interest income	$48,819	$86,033
Other income	-	-

	48,819	86,033

Share of loss from Operating Partnerships(Note D)	(717,622)	(326,468)

Expenses
Professional fees	24,085	31,173
Fund management fee (Note C)	175,139	156,427
Amortization	72,442	68,383
General and administrative expenses	10,744	42,835

	282,410	298,818

NET INCOME (LOSS)	$(951,213)	$(539,253)

Net income (loss) allocated to limited partners	$(941,701)	$(533,860)

Net income (loss) allocated to general partner	$(9,512)	$(5,393)

Net income (loss) per BAC	$(.23)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2006	2005

Income
Interest income	$64,749	$100,227
Other income	-	-

	64,749	100,227

Share of loss from Operating Partnerships(Note D)	(274,012)	(67,186)

Expenses
Professional fees	12,759	19,233
Fund management fee (Note C)	119,070	95,553
Amortization	51,886	51,889
General and administrative expenses	9,596	34,898

	193,311	201,573

NET INCOME (LOSS)	$(402,574)	$(168,532)

Net income (loss) allocated to limited partners	$(398,548)	$(166,847)

Net income (loss) allocated to general partner	$(4,026)	$(1,685)

Net income (loss) per BAC	$(.13)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$326,207,079	$(3,943,585)	$322,263,494

Distribution	-	-	-

Net income (loss)	(15,976,145)	(161,374)	(16,137,519)

Partners' capital (deficit), September 30, 2006	$310,230,934	$(4,104,959)	$306,125,975

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2006	$(695,785)	$(318,393)	$(1,014,178)

Distribution	-	-	-

Net income (loss)	(495,392)	(5,004)	(500,396)

Partners' capital (deficit), September 30, 2006	$(1,191,177)	$(323,397)	$(1,514,574)

	Limited Partners	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2006	$(225,720)	$(165,868)	$(391,588)

Distribution	-	-	-

Net income (loss)	(242,862)	(2,453)	(245,315)

Partners' capital (deficit), September 30, 2006	$(468,582)	$(168,321)	$(636,903)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2006	$(643,756)	$(227,797)	$(871,553)

Distribution	-	-	-

Net income (loss)	(221,804)	(2,240)	(224,044)

Partners' capital (deficit), September 30, 2006	$(865,560)	$(230,037)	$(1,095,597)

	Limited Partners	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2006	$1,404,187	$(273,540)	$1,130,647

Distribution	-	-	-

Net income (loss)	(535,088)	(5,405)	(540,493)

Partners' capital (deficit), September 30, 2006	$869,099	$(278,945)	$590,154

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2006	$545,191	$(181,663)	$363,528

Distribution	-	-	-

Net income (loss)	(299,509)	(3,025)	(302,534)

Partners' capital (deficit), September 30, 2006	$245,682	$(184,688)	$60,994

	Limited Partners	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2006	$6,348,055	$(195,923)	$6,152,132

Distribution	-	-	-

Net income (loss)	(414,625)	(4,188)	(418,813)

Partners' capital (deficit), September 30, 2006	$5,933,430	$(200,111)	$5,733,319

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2006	$8,714,397	$(255,666)	$8,458,731

Distribution	-	-	-

Net income (loss)	(836,542)	(8,450)	(844,992)

Partners' capital (deficit), September 30, 2006	$7,877,855	$(264,116	$7,613,739

	Limited Partners	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2006	$7,952,311	$(128,206)	$7,824,105

Distribution	-	-	-

Net income (loss)	(649,883)	(6,564)	(656,447)

Partners' capital (deficit), September 30, 2006	$7,302,428	$(134,770)	$7,167,658

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2006	$14,594,412	$(199,802)	$14,394,610

Distribution	-	-	-

Net income (loss)	(683,998)	(6,909)	(690,907)

Partners' capital (deficit), September 30, 2006	$13,910,414	$(206,711)	$13,703,703

	Limited Partners	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2006	$9,420,408	$(246,912)	$9,173,496

Distribution	-	-	-

Net income (loss)	(731,923)	(7,393)	(739,316)

Partners' capital (deficit), September 30, 2006	$8,688,485	$(254,305)	$8,434,180

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2006	$8,612,049	$(142,360)	$8,469,689

Distribution	-	-	-

Net income (loss)	(537,080)	(5,425)	(542,505)

Partners' capital (deficit), September 30, 2006	$8,074,969	$(147,785)	$7,927,184

	Limited Partners	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2006	$12,714,068	$(254,665)	$12,459,403

Distribution	-	-	-

Net income (loss)	(962,400)	(9,721)	(972,121)

Partners' capital (deficit), September 30, 2006	$11,751,668	$(264,386)	$11,487,282

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2006	$17,381,263	$(234,897)	$17,146,366

Distribution	-	-	-

Net income (loss)	(931,469)	(9,409)	(940,878)

Partners' capital (deficit), September 30, 2006	$16,449,794	$(244,306)	$16,205,488

	Limited Partners	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2006	$10,337,289	$(123,644)	$10,213,645

Distribution	-	-	-

Net income (loss)	(527,856)	(5,332)	(533,188)

Partners' capital (deficit), September 30, 2006	$9,809,433	$(128,976)	$9,680,457

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2006	$13,214,342	$(169,947)	$13,044,395

Distribution	-	-	-

Net income (loss)	(692,164)	(6,992)	(699,156)

Partners' capital (deficit), September 30, 2006	$12,522,178	$(176,939)	$12,345,239

	Limited Partners	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2006	$16,643,105	$(116,761)	$16,526,344

Distribution	-	-	-

Net income (loss)	(652,157)	(6,587)	(658,744)

Partners' capital (deficit), September 30, 2006	$15,990,948	$(123,348)	$15,867,600

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2006	$10,451,081	$(74,902)	$10,376,179

Distribution	-	-	-

Net income (loss)	(332,709)	(3,361)	(336,070)

Partners' capital (deficit), September 30, 2006	$10,118,372	$(78,263)	$10,040,109

	Limited Partners	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2006	$13,558,669	$(80,784)	$13,477,885

Distribution	-	-	-

Net income (loss)	(511,543)	(5,167)	(516,710)

Partners' capital (deficit), September 30, 2006	$13,047,126	$(85,951)	$12,961,175

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2006	$14,557,855	$(73,440)	$14,484,415

Distribution	-	-	-
	(307,999)	(3,111)	(311,110)
Net income (loss)

Partners' capital (deficit), September 30, 2006	$14,249,856	$(76,551)	$14,173,305

	Limited Partners	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2006	$13,165,083	$(65,445)	$13,099,638

Distribution	-	-	-

Net income (loss)	(458,205)	(4,628)	(462,833)

Partners' capital (deficit), September 30, 2006	$12,706,878	$(70,073)	$12,636,805

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2006	$16,205,779	$(63,520)	$16,142,259

Distribution	-	-	-

Net income (loss)	(503,702)	(5,088)	(508,790)

Partners' capital (deficit), September 30, 2006	$15,702,077	$(68,608)	$15,633,469

	Limited Partners	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2006	$13,929,931	$(110,980)	$13,818,951

Distribution	-	-	-

Net income (loss)	(837,925)	(8,464)	(846,389)

Partners' capital (deficit), September 30, 2006	$13,092,006	$(119,444)	$12,972,562

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2006	$18,401,306	$(57,500)	$18,343,806

Distribution	-	-	-

Net income (loss)	(699,647)	(7,067)	(706,714)

Partners' capital (deficit), September 30, 2006	$17,701,659	$(64,567)	$17,637,092

	Limited Partners	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2006	$23,972,939	$(82,619)	$23,890,320

Distribution	-	-	-

Net income (loss)	(810,523)	(8,187)	(818,710)

Partners' capital (deficit), September 30, 2006	$23,162,416	$(90,806)	$23,071,610

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2006	$19,857,186	$(39,269)	$19,817,917

Distribution	-	-	-

Net income (loss)	(758,891)	(7,666)	(766,557)

Partners' capital (deficit), September 30, 2006	$19,098,295	$(46,935)	$19,051,360

	Limited Partners	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2006	$31,229,072	$(41,789)	$31,187,283

Distribution	-	-	-

Net income (loss)	(941,701)	(9,512)	(951,213)

Partners' capital (deficit), September 30, 2006	$30,287,371	$(51,301)	$30,236,070

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2006	$24,562,362	$(17,293)	$24,545,069

Distribution	-	-	-

Net income (loss)	(398,548)	(4,026)	(402,574)

Partners' capital (deficit), September 30, 2006	$24,163,814	$(21,319)	$24,142,495

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(16,137,519)	$(15,915,624)
Adjustments
Amortization	804,368	799,110
Distributions from Operating Partnerships	177,675	316,967
Share of Loss from Operating Partnerships	11,731,545	11,458,140
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(21,406)	-
Decrease (Increase) in accounts receivable	(16,931)	(2,222,679)
(Decrease) Increase in accounts payable affiliates	2,286,910	3,388,950

Net cash (used in) provided by operating activities	(1,175,358)	(2,175,136)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(15,515)	(63,596)
Capital contributions paid to Operating Partnerships	(2,567,911)	(6,727,079)
Proceeds from sale of operating Limited partnerships:	7,016	401,525
Advances to Operating Partnerships	578,143	44,100
Investments	2,556,017	4,918,455

Net cash (used in) provided by investing activities	557,750	(1,426,595)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	(2,370,350)

Net cash (used in) provided by financing activities	-	(2,370,350)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(617,608)	(5,972,081)

Cash and cash equivalents, beginning	11,837,413	18,346,447

Cash and cash equivalents, ending	$11,219,805	$12,374,366

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$168,463	$111,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(500,396)	$73,664
Adjustments
Amortization	1,786	1,786
Distributions from Operating Partnerships	16,068	9,659
Share of Loss from Operating Partnerships	344,645	(217,819)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	16,522	(126,143)
(Decrease) Increase in accounts payable affiliates	(422,476)	153,945

Net cash (used in) provided by operating activities	(543,851)	(104,908)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	7,016	401,525
Advances to Operating Partnerships	-	-
Investments	-	(463,027)

Net cash (used in) provided by investing activities	7,016	(61,502)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	(2,231,352)

Net cash (used in) provided by financing activities	-	(2,231,352)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(536,835)	(2,397,762)

Cash and cash equivalents, beginning	802,957	2,435,923

Cash and cash equivalents, ending	$266,122	$38,161

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(245,315)	$(288,423)
Adjustments
Amortization	977	977
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	106,279	147,508
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	112,920	112,920

Net cash (used in) provided by operating activities	(25,139)	(27,018)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,139)	(27,018)

Cash and cash equivalents, beginning	60,403	100,468

Cash and cash equivalents, ending	$35,264	$73,450

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(224,044)	$(614,049)
Adjustments
Amortization	3,070	3,070
Distributions from Operating Partnerships	-	1,970
Share of Loss from Operating Partnerships	84,685	472,914
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	127,295	127,295

Net cash (used in) provided by operating activities	(8,994)	(8,800)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,500)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	(1,500)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,494)	(10,300)

Cash and cash equivalents, beginning	170,119	272,446

Cash and cash equivalents, ending	$159,625	$262,146

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(540,493)	$(895,800)
Adjustments
Amortization	4,565	4,565
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	395,282	752,108
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	120,132	120,133

Net cash (used in) provided by operating activities	(20,514)	(18,994)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,514)	(18,994)

Cash and cash equivalents, beginning	84,479	126,832

Cash and cash equivalents, ending	$63,965	$107,838

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(302,534)	$(292,101)
Adjustments
Amortization	5,102	5,102
Distributions from Operating Partnerships	9,739	1,224
Share of Loss from Operating Partnerships	165,494	160,761
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	113,868	112,920

Net cash (used in) provided by operating activities	(8,331)	(12,094)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,331)	(12,094)

Cash and cash equivalents, beginning	172,640	220,367

Cash and cash equivalents, ending	$164,309	$208,273

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(418,813)	$(350,903)
Adjustments
Amortization	7,609	7,609
Distributions from Operating Partnerships	11,525	9,535
Share of Loss from Operating Partnerships	257,957	176,415
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(876)
(Decrease) Increase in accounts payable affiliates	121,338	136,339

Net cash (used in) provided by operating activities	(20,384)	(21,881)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	(197,748)

Net cash (used in) provided by investing activities	-	(197,748)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,384)	(219,629)

Cash and cash equivalents, beginning	263,159	378,135

Cash and cash equivalents, ending	$242,775	$158,506

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(844,992)	$(641,476)
Adjustments
Amortization	8,452	8,452
Distributions from Operating Partnerships	71,177	38,032
Share of Loss from Operating Partnerships	616,002	408,358
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	167,380	217,379

Net cash (used in) provided by operating activities	18,019	30,745

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,019	30,745

Cash and cash equivalents, beginning	285,372	353,640

Cash and cash equivalents, ending	$303,391	$384,385

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(656,447)	$(532,493)
Adjustments
Amortization	7,827	7,827
Distributions from Operating Partnerships	118	7,175
Share of Loss from Operating Partnerships	492,427	359,785
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	157,602	157,603

Net cash (used in) provided by operating activities	1,527	(103)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,527	(103)

Cash and cash equivalents, beginning	116,714	127,380

Cash and cash equivalents, ending	$118,241	$127,277

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(690,907)	$(911,433)
Adjustments
Amortization	1,650	1,650
Distributions from Operating Partnerships	(12,920)	169,994
Share of Loss from Operating Partnerships	544,892	767,620
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	167,058
(Decrease) Increase in accounts payable affiliates	92,058	-

Net cash (used in) provided by operating activities	(65,227)	194,889

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	(475,434)

Net cash (used in) provided by investing activities	-	(475,434)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,227)	(280,545)

Cash and cash equivalents, beginning	433,154	428,256

Cash and cash equivalents, ending	$367,927	$147,711

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(739,316)	$(987,948)
Adjustments
Amortization	1,656	1,656
Distributions from Operating Partnerships	1,200	-
Share of Loss from Operating Partnerships	556,083	806,117
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	197
(Decrease) Increase in accounts payable affiliates	128,990	168,991

Net cash (used in) provided by operating activities	(51,387)	(10,987)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships		12,384
Investments	134,706	-

Net cash (used in) provided by investing activities	134,706	12,384

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,319	1,397

Cash and cash equivalents, beginning	134,976	253,902

Cash and cash equivalents, ending	$218,295	$255,299

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(542,505)	$(683,581)
Adjustments
Amortization	10,619	10,619
Distributions from Operating Partnerships	23,288	12,870
Share of Loss from Operating Partnerships	413,323	532,189
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(19,167)	-
(Decrease) Increase in accounts payable affiliates	60,460	110,460

Net cash (used in) provided by operating activities	(53,982)	(17,443)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,982)	(17,443)

Cash and cash equivalents, beginning	412,161	300,371

Cash and cash equivalents, ending	$358,179	$282,928

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(972,121)	$(1,053,384)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	1,357	3,851
Share of Loss from Operating Partnerships	780,106	822,810
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	198,720	198,720

Net cash (used in) provided by operating activities	8,062	(28,003)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,062	(28,003)

Cash and cash equivalents, beginning	128,337	134,942

Cash and cash equivalents, ending	$136,399	$106,939

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(940,878)	$(966,424)
Adjustments
Amortization	18,362	18,362
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	745,026	762,741
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	115,771	165,769

Net cash (used in) provided by operating activities	(61,719)	(19,552)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	(371,766)

Net cash (used in) provided by investing activities	-	(371,766)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,719)	(391,318)

Cash and cash equivalents, beginning	386,782	439,407

Cash and cash equivalents, ending	$325,063	$48,089

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(533,188)	$(437,696)
Adjustments
Amortization	13,638	13,638
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	455,381	320,915
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	86,982	86,982

Net cash (used in) provided by operating activities	22,813	(16,161)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	32,300	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	14,311
Investments	-	-

Net cash (used in) provided by investing activities	32,300	14,311

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,113	(1,850)

Cash and cash equivalents, beginning	197,136	191,000

Cash and cash equivalents, ending	$252,249	$189,150

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(699,156)	$(1,044,084)
Adjustments
Amortization	21,969	21,969
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	510,933	849,343
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	11,473
(Decrease) Increase in accounts payable affiliates	146,598	146,597

Net cash (used in) provided by operating activities	(19,656)	(14,702)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(40,500)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(40,500)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,656)	(55,202)

Cash and cash equivalents, beginning	124,985	198,385

Cash and cash equivalents, ending	$105,329	$143,183

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(658,744)	$(643,385)
Adjustments
Amortization	64,617	64,617
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	468,919	460,292
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	74,180	114,180

Net cash (used in) provided by operating activities	(51,028)	(4,296)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,028)	(4,296)

Cash and cash equivalents, beginning	481,041	636,348

Cash and cash equivalents, ending	$430,013	$632,052

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(336,070)	$(389,653)
Adjustments
Amortization	44,231	44,231
Distributions from Operating Partnerships	9,565	-
Share of Loss from Operating Partnerships	215,049	2,493
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	147	261,835
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	83,144	85,270

Net cash (used in) provided by operating activities	16,066	4,176

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,066	4,176

Cash and cash equivalents, beginning	79,450	76,718

Cash and cash equivalents, ending	$95,516	$80,894

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(516,710)	$(463,616)
Adjustments
Amortization	47,411	47,411
Distributions from Operating Partnerships	5,471	2,495
Share of Loss from Operating Partnerships	401,693	306,962
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,817	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	87,432	102,432

Net cash (used in) provided by operating activities	27,114	(4,316)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	67,239	29,789
Investments	-	-

Net cash (used in) provided by investing activities	67,239	29,789

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,353	25,473

Cash and cash equivalents, beginning	268,593	390,428

Cash and cash equivalents, ending	$362,946	$415,901

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(311,110)	$(376,961)
Adjustments
Amortization	49,456	49,456
Distributions from Operating Partnerships	814	204
Share of Loss from Operating Partnerships	183,413	231,903
Changes in assets and liabilities		-
(Decrease) Increase in accounts payable and accrued expenses	61	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	86,298	87,820

Net cash (used in) provided by operating activities	8,932	(7,578)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,932	(7,578)

Cash and cash equivalents, beginning	193,474	200,256

Cash and cash equivalents, ending	$202,406	$192,678

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(462,833)	$(500,953)
Adjustments
Amortization	45,162	45,162
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	338,965	379,799
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	184,159
(Decrease) Increase in accounts payable affiliates	32,460	70,883

Net cash (used in) provided by operating activities	(46,246)	179,050

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,246)	179,050

Cash and cash equivalents, beginning	368,313	198,542

Cash and cash equivalents, ending	$322,067	$377,592

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(508,790)	$(593,930)
Adjustments
Amortization	56,864	56,864
Distributions from Operating Partnerships	24,773	27,279
Share of Loss from Operating Partnerships	347,917	390,615
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	24,761	278,868
(Decrease) Increase in accounts payable affiliates	64,142	105,739

Net cash (used in) provided by operating activities	9,667	315,435

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(143,730)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(143,730)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,667	171,705

Cash and cash equivalents, beginning	216,126	30,695

Cash and cash equivalents, ending	$225,793	$202,400

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(846,389)	$(707,718)
Adjustments
Amortization	66,963	66,963
Distributions from Operating Partnerships	2,769	-
Share of Loss from Operating Partnerships	639,646	508,657
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(16,471)	-
Decrease (Increase) in accounts receivable	-	211,363
(Decrease) Increase in accounts payable affiliates	156,434	144,394

Net cash (used in) provided by operating activities	2,952	223,659

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(80,401)	(175,670)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(80,401)	(175,670)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	(138,998)

Net cash (used in) provided by financing activities	-	(138,998)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,449)	(91,009)

Cash and cash equivalents, beginning	83,998	178,767

Cash and cash equivalents, ending	$6,549	$87,758

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(706,714)	$(541,996)
Adjustments
Amortization	58,111	58,111
Distributions from Operating Partnerships	3,519	9,936
Share of Loss from Operating Partnerships	511,951	378,331
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	93,359
(Decrease) Increase in accounts payable affiliates	130,234	124,943

Net cash (used in) provided by operating activities	(2,899)	122,684

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(292,695)	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	(172,122)	-
Investments	-	-

Net cash (used in) provided by investing activities	(464,817)	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(467,716)	122,684

Cash and cash equivalents, beginning	971,373	943,069

Cash and cash equivalents, ending	$503,657	$1,065,753

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$168,463	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(818,710)	$(928,882)
Adjustments
Amortization	83,435	82,439
Distributions from Operating Partnerships	1,526	19,250
Share of Loss from Operating Partnerships	573,716	680,529
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	157,557	(343,010)
(Decrease) Increase in accounts payable affiliates	68,025	157,454

Net cash (used in) provided by operating activities	65,549	(332,220)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(136,066)	(16,048)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	650,726	-
Investments	-	385,946

Net cash (used in) provided by investing activities	514,660	369,896

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	580,209	37,678

Cash and cash equivalents, beginning	189,255	332,509

Cash and cash equivalents, ending	$769,464	$370,187

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$111,758

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(766,557)	$(484,614)
Adjustments
Amortization	56,508	56,302
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	590,127	343,798
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(196,604)	(415,490)
(Decrease) Increase in accounts payable affiliates	67,351	106,171

Net cash (used in) provided by operating activities	(249,175)	(393,833)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(233,600)	(476,425)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	228,762	799,872

Net cash (used in) provided by investing activities	(4,838)	323,447

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(254,013)	(70,386)

Cash and cash equivalents, beginning	1,356,192	1,764,709

Cash and cash equivalents, ending	$1,102,179	$1,694,323

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(951,213)	$(539,253)
Adjustments
Amortization	72,442	68,383
Distributions from Operating Partnerships	7,686	1,000
Share of Loss from Operating Partnerships	717,622	326,468
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,960)	-
Decrease (Increase) in accounts receivable	-	(2,122,234)
(Decrease) Increase in accounts payable affiliates	71,317	-

Net cash (used in) provided by operating activities	(89,106)	(2,265,636)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(10,787)
Capital contributions paid to Operating Partnerships	(312,033)	(2,825,777)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	3,576,145
Investments	1,046,688	-

Net cash (used in) provided by investing activities	734,655	739,581

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	645,549	(1,526,055)

Cash and cash equivalents, beginning	1,167,018	2,145,548

Cash and cash equivalents, ending	$1,812,567	$619,493

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$3,603,869

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(402,574)	$(168,532)
Adjustments
Amortization	51,886	51,889
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	274,012	67,186
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	5,655
(Decrease) Increase in accounts payable affiliates	38,255	106,553

Net cash (used in) provided by operating activities	(38,421)	62,751

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(15,515)	(52,809)
Capital contributions paid to Operating Partnerships	(1,511,616)	(3,047,429)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	1,145,861	1,652,083

Net cash (used in) provided by investing activities	(381,270)	(1,448,155)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(419,691)	(1,385,404)

Cash and cash equivalents, beginning	2,689,206	5,487,404

Cash and cash equivalents, ending	$2,269,515	$4,102,000

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996, an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series, became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series, became effective. On July 24, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series, became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 1, 2003 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.

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
September 30, 2006
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2006 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of September 30, 2006 and 2005 is as follows:

	2006	2005
Series 20	$ 26,792	$ 23,219
Series 21	14,654	12,700
Series 22	46,048	39,909
Series 23	64,154	55,023
Series 24	76,534	66,330
Series 25	76,862	66,614
Series 26	129,018	112,114
Series 27	112,101	97,154
Series 28	24,751	21,451
Series 29	24,695	21,383
Series 30	159,153	137,916
Series 32	226,695	196,298
Series 33	203,677	176,397
Series 34	323,385	280,029
Series 35	917,776	794,909
Series 36	625,719	541,359
Series 37	581,629	491,642
Series 38	479,485	383,583
Series 39	416,946	329,166
Series 40	379,366	276,968
Series 41	518,786	403,253
Series 42	393,182	279,998
Series 43	509,076	361,984
Series 44	278,676	177,156
Series 45	314,533	194,870
Series 46	218,667	129,898
	$7,142,360	$5,671,323

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partner, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended September 30, 2006 and 2005 are as follows:
	2006	2005
Series 20	$ 84,438	$ 92,061
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,460
Series 25	68,169	68,169
Series 26	108,689	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	84,495	84,495
Series 30	55,230	55,230
Series 31	99,360	99,360
Series 32	82,886	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,001	50,001
Series 41	68,610	69,042
Series 42	63,042	60,839
Series 43	76,610	75,512
Series 44	71,176	53,285
Series 45	92,136	-
Series 46	61,036	53,323
	$1,805,861	$1,692,401

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended September 30, 2006 and 2005 are as follows:
	2006	2005
Series 45	$ 46,018	$ 85,570
Series 46	34,147	-
	$ 80,165	$ 85,570

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

During the six months ended September 30, 2006 the partnership received additional proceeds of $7,016 from one operating limited partnership in Series 20 which was disposed of in the prior year.

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

At September 30, 2006 and 2005 the Fund has limited partnership interests in 515 and 513 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2006 and 2005 is as follows:
	2006	2005
Series 20	22	23
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	18	20
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2006	2005
Series 40	16	16
Series 41	22	23
Series 42	23	22
Series 43	23	22
Series 44	10	9
Series 45	31	30
Series 46	14	12
	515	513

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2006 and 2005 are as follows:
	2006	2005
Series 20	$ -	$ 388,026
Series 21	236,479	457,642
Series 22	18,770	476,496
Series 23	-	117,796
Series 24	9,999	368,239
Series 25	61,733	768,198
Series 26	29,490	1,443,838
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	45,783	66,718
Series 30	127,396	128,167
Series 31	611,150	682,058
Series 32	484,756	520,571
Series 33	194,154	202,285
Series 34	8,244	8,244
Series 35	163,782	603,740
Series 36	-	657,998
Series 37	138,438	155,363
Series 38	-	-
Series 39	-	-
Series 40	8,694	8,694
Series 41	165	304,884
Series 42	775,421	680,975
Series 43	490,522	878,185
Series 44	781,022	1,147,611
Series 45	1,125,447	6,075,827
Series 46	590,543	636,319
	$5,982,705	$16,858,591

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2006.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 20

	2006	2005

Revenues
Rental	$4,754,535	$4,884,560
Interest and other	262,778	270,786

	5,017,313	5,155,346

Expenses
Interest	1,318,397	1,400,638
Depreciation and amortization	1,144,293	1,379,177
Operating expenses	3,093,043	2,775,019

	5,555,733	5,554,834

NET LOSS	$(538,420)	$(399,488)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(533,006)	$(395,493)

Net loss allocated to other Partners	$(5,414)	$(3,995)

* Amounts include $181,345 and $211,787 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 21

	2006	2005

Revenues
Rental	$2,552,420	$2,596,563
Interest and other	89,222	62,233

	2,641,642	2,658,796

Expenses
Interest	968,024	902,288
Depreciation and amortization	455,479	442,370
Operating expenses	2,107,721	2,107,543

	3,531,224	3,452,201

NET LOSS	$(889,582)	$(793,405)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(880,686)	$(785,471)

Net loss allocated to other Partners	$(8,896)	$(7,934)

* Amounts include $774,407 and $637,963 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 22

	2006	2005

Revenues
Rental	$2,864,336	$2,761,289
Interest and other	155,782	133,175

	3,020,118	2,894,464

Expenses
Interest	642,087	675,202
Depreciation and amortization	814,987	971,542
Operating expenses	1,995,451	1,908,901

	3,452,525	3,555,645

NET LOSS	$(432,407)	$(661,181)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(428,083)	$(654,569)

Net loss allocated to other Partners	$(4,324)	$(6,612)

* Amounts include $343,398 and $181,655 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 23

	2006	2005

Revenues
Rental	$2,597,136	$2,651,813
Interest and other	83,396	139,131

	2,680,532	2,790,944

Expenses
Interest	675,491	777,564
Depreciation and amortization	614,101	794,767
Operating expenses	1,790,216	1,978,319

	3,079,808	3,550,650

NET LOSS	$(399,276)	$(759,706)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(395,282)	$(752,108)

Net loss allocated to other Partners	$(3,994)	$(7,598)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 24

	2006	2005

Revenues
Rental	$2,324,862	$2,363,281
Interest and other	47,184	52,388

	2,372,046	2,415,669

Expenses
Interest	471,425	500,101
Depreciation and amortization	662,906	670,589
Operating expenses	1,572,222	1,492,425

	2,706,553	2,663,115

NET LOSS	$(334,507)	$(247,446)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(331,162)	$(244,972)

Net loss allocated to other Partners	$(3,345)	$(2,474)

* Amounts include $165,668 and $84,211 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 25

	2006	2005

Revenues
Rental	$4,324,023	$4,301,543
Interest and other	118,271	80,329

	4,442,294	4,381,872

Expenses
Interest	1,059,202	1,133,761
Depreciation and amortization	967,722	1,033,609
Operating expenses	2,964,235	2,755,588

	4,991,159	4,922,958

NET LOSS	$(548,865)	$(541,086)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(543,376)	$(535,675)

Net loss allocated to other Partners	$(5,489)	$(5,411)

* Amounts include $285,419 and $359,260 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 20060
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 26

	2006	2005

Revenues
Rental	$5,143,370	$4,930,977
Interest and other	232,502	187,110

	5,375,872	5,118,087

Expenses
Interest	1,252,446	1,177,763
Depreciation and amortization	1,350,210	1,426,023
Operating expenses	3,557,113	3,065,248

	6,159,769	5,669,034

NET LOSS	$(783,897)	$(550,947)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(776,058)	$(545,438)

Net loss allocated to other Partners	$(7,839)	$(5,509)

* Amounts include $160,056 and $137,080 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 27

	2006	2005

Revenues
Rental	$3,471,863	$3,444,712
Interest and other	105,867	65,572

	3,577,730	3,510,284

Expenses
Interest	1,389,556	1,387,384
Depreciation and amortization	871,240	855,462
Operating expenses	1,911,839	1,725,295

	4,172,635	3,968,141

NET LOSS	$(594,905)	$(457,857)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(588,956)	$(453,278)

Net loss allocated to other Partners	$(5,949)	$(4,579)

* Amounts include $96,529 and $93,493 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 28

	2006	2005

Revenues
Rental	$3,292,980	$3,106,445
Interest and other	79,499	75,471

	3,372,479	3,181,916

Expenses
Interest	814,181	757,857
Depreciation and amortization	1,106,729	1,155,811
Operating expenses	2,004,338	2,050,299

	3,925,248	3,963,967

NET LOSS	$(552,769)	$(782,051)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(547,241)	$(774,230)

Net loss allocated to other Partners	$(5,528)	$(7,821)

* Amounts include $2,349 and $6,610 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 29

	2006	2005

Revenues
Rental	$3,261,060	$3,715,100
Interest and other	290,850	135,510

	3,551,910	3,850,610

Expenses
Interest	847,860	946,803
Depreciation and amortization	1,249,376	1,337,450
Operating expenses	2,045,634	2,469,345

	4,142,870	4,753,598

NET LOSS	$(590,960)	$(902,988)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(585,050)	$(893,958)

Net loss allocated to other Partners	$(5,910)	$(9,030)

* Amounts include $28,967 and $87,841 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 30

	2006	2005

Revenues
Rental	$2,511,563	$2,464,690
Interest and other	115,425	120,706

	2,626,988	2,585,396

Expenses
Interest	584,931	596,946
Depreciation and amortization	685,364	668,082
Operating expenses	1,917,919	1,857,933

	3,188,214	3,122,961

NET LOSS	$(561,226)	$(537,565)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(555,614)	$(532,189)

Net loss allocated to other Partners	$(5,612)	$(5,376)

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 31

	2006	2005

Revenues
Rental	$5,122,115	$4,961,870
Interest and other	204,224	177,925

	5,326,339	5,139,795

Expenses
Interest	1,178,310	1,062,581
Depreciation and amortization	1,538,377	1,646,765
Operating expenses	3,414,945	3,261,424

	6,131,632	5,970,770

NET LOSS	$(805,293)	$(830,975)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(797,385)	$(822,810)

Net loss allocated to other Partners	$(7,908)	$(8,165)

* Amounts include $17,279 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 32

	2006	2005

Revenues
Rental	$2,796,807	$2,744,491
Interest and other	138,696	143,339

	2,935,503	2,887,830

Expenses
Interest	704,546	672,772
Depreciation and amortization	1,221,754	1,122,571
Operating expenses	1,792,656	1,927,645

	3,718,956	3,722,988

NET LOSS	$(783,453)	$(835,158)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(775,618)	$(826,806)

Net loss allocated to other Partners	$(7,835)	$(8,352)

* Amounts include $30,592 and $64,065 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 33

	2006	2005

Revenues
Rental	$1,483,468	$1,390,040
Interest and other	43,924	37,081

	1,527,392	1,427,121

Expenses
Interest	461,111	450,411
Depreciation and amortization	614,705	462,028
Operating expenses	911,557	838,839

	1,987,373	1,751,278

NET LOSS	$(459,981)	$(324,157)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(455,381)	$(320,915)

Net loss allocated to other Partners	$(4,600)	$(3,242)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 34

	2006	2005

Revenues
Rental	$2,931,533	$2,662,135
Interest and other	129,813	146,312

	3,061,346	2,808,447

Expenses
Interest	813,105	787,371
Depreciation and amortization	1,054,344	1,101,760
Operating expenses	1,709,992	1,777,239

	3,577,441	3,666,370

NET LOSS	$(516,095)	$(857,923)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(510,933)	$(849,343)

Net loss allocated to other Partners	$(5,162)	$(8,580)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,

Series 35

	2006	2005

Revenues
Rental	$2,295,259	$2,117,422
Interest and other	101,189	161,316

	2,396,448	2,278,738

Expenses
Interest	607,113	557,184
Depreciation and amortization	762,412	777,880
Operating expenses	1,500,578	1,408,615

	2,870,103	2,743,679

NET LOSS	$(473,655)	$(464,941)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(468,919)	$(460,292)

Net loss allocated to other Partners	$(4,736)	$(4,649)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 36

	2006	2005

Revenues
Rental	$1,635,567	$1,575,666
Interest and other	61,658	47,360

	1,697,225	1,623,026

Expenses
Interest	482,938	505,012
Depreciation and amortization	516,008	530,781
Operating expenses	915,553	852,234

	1,914,499	1,888,027

NET LOSS	$(217,274)	$(265,001)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(215,101)	$(262,351)

Net loss allocated to other Partners	$(2,173)	$(2,650)

* Amounts include $52 and $516 for 2006 and 2005, respectively, of income loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 37

	2006	2005

Revenues
Rental	$2,275,169	$2,167,300
Interest and other	49,977	148,791

	2,325,146	2,316,091

Expenses
Interest	559,844	686,206
Depreciation and amortization	898,913	669,636
Operating expenses	1,272,139	1,270,311

	2,730,896	2,626,153

NET LOSS	$(405,750)	$(310,062)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(401,693)	$(306,962)

Net loss allocated to other Partners	$(4,057)	$(3,100)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 38

	2006	2005

Revenues
Rental	$1,737,386	$1,545,717
Interest and other	76,574	53,703

	1,813,960	1,599,420

Expenses
Interest	434,587	415,203
Depreciation and amortization	594,389	489,531
Operating expenses	970,250	928,931

	1,999,226	1,833,665

NET LOSS	$(185,266)	$(234,245)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(183,413)	$(231,903)

Net loss allocated to other Partners	$(1,853)	$(2,342)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 39

	2006	2005

Revenues
Rental	$1,236,281	$1,073,476
Interest and other	74,791	85,436

	1,311,072	1,158,912

Expenses
Interest	305,622	333,619
Depreciation and amortization	543,321	405,369
Operating expenses	804,518	803,559

	1,653,461	1,542,547

NET LOSS	$(342,389)	$(383,635)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(338,965)	$(379,799)

Net loss allocated to other Partners	$(3,424)	$(3,836)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 40

	2006	2005

Revenues
Rental	$1,843,185	$1,757,020
Interest and other	51,949	60,418

	1,895,134	1,817,438

Expenses
Interest	486,698	489,181
Depreciation and amortization	692,198	728,074
Operating expenses	1,067,670	994,743

	2,246,566	2,211,998

NET LOSS	$(351,432)	$(394,560)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(347,917)	$(390,615)

Net loss allocated to other Partners	$(3,515)	$(3,945)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 41

	2006	2005

Revenues
Rental	$2,581,138	$2,552,973
Interest and other	110,047	96,827

	2,691,185	2,649,800

Expenses
Interest	1,081,486	986,939
Depreciation and amortization	964,189	971,660
Operating expenses	1,419,355	1,347,561

	3,465,030	3,306,160

NET LOSS	$(773,845)	$(656,360)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(776,107)	$(649,796)

Net loss allocated to other Partners	$(7,738)	$(6,564)

* Amounts include $126,461 and $141,139 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

        Series 42

	2006	2005

Revenues
Rental	$2,638,371	$2,808,000
Interest and other	82,875	94,180

	2,721,246	2,902,180

Expenses
Interest	757,948	879,661
Depreciation and amortization	884,421	962,746
Operating expenses	1,598,999	1,441,926

	3,241,368	3,284,333

NET LOSS	$(520,122)	$(382,153)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(514,921)	$(378,331)

Net loss allocated to other Partners	$(5,201)	$(3,822)

* Amounts include $2,970 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 43

	2006	2005

Revenues
Rental	$3,285,634	$3,022,542
Interest and other	131,219	132,422

	3,416,853	3,154,964

Expenses
Interest	769,839	828,708
Depreciation and amortization	1,277,877	1,246,302
Operating expenses	2,067,747	1,767,357

	4,115,463	3,842,367

NET LOSS	$(698,610)	$(687,403)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(691,624)	$(680,529)

Net loss allocated to other Partners	$(6,986)	$(6,874)

* Amounts include $117,908 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 44

	2006	2005

Revenues
Rental	$2,640,437	$1,879,455
Interest and other	153,677	56,649

	2,794,114	1,936,104

Expenses
Interest	1,020,026	670,720
Depreciation and amortization	836,780	695,034
Operating expenses	1,533,397	917,621

	3,390,203	2,283,375

NET LOSS	$(596,089)	$(347,271)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(590,127)	$(343,798)

Net loss allocated to other Partners	$(5,962)	$(3,473)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 45

	2006	2005

Revenues
Rental	$3,913,362	$2,642,782
Interest and other	219,794	191,747

	4,133,156	2,834,529

Expenses
Interest	1,221,147	828,449
Depreciation and amortization	1,296,599	667,600
Operating expenses	2,340,281	1,668,245

	4,858,027	3,164,294

NET LOSS	$(724,871)	$(329,765)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(717,622)	$(326,468)

Net loss allocated to other Partners	$(7,249)	$(3,297)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 46

	2006	2005

Revenues
Rental	$2,002,455	$1,627,413
Interest and other	45,977	18,617

	2,048,432	1,646,030

Expenses
Interest	688,405	410,087
Depreciation and amortization	563,858	389,633
Operating expenses	1,072,949	914,174

	2,325,212	1,713,894

NET LOSS	$(276,780)	$(67,884)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(274,012)	$(67,186)

Net loss allocated to other Partners	$(2,768)	$(678)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended September 30, 2006 and 2005, numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors, including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Liquidity

The Fund's primary source of funds is the proceeds of the Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, and Series 46. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2006.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships.

Prior to the quarter ended September 30, 2006, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728.

During the quarter ended September 30, 2006, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of September 30, 2006, all of which has been loaned to the Operating Partnership. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30,2006, Series 22 recorded capital contribution releases of $1,500. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $18,770 as of September 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended September 30, 2006, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended September 30,2006, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of September 30, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended September 30, 2006, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of September 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended September 30, 2006, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of September 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,573.

During the quarter ended September 30, 2006, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of September 30, 2006. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended September 30, 2006, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of September 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,872.

During the quarter ended September 30, 2006, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of September 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in two of the Operating Partnerships.

During the quarter ended September 30, 2006, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2006. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended September 30, 2006, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 5 Operating Partnerships in the amount of $611,150 as of September 30, 2006. Of the amount outstanding, $544,766 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The advances and loans will be converted to capital and the remaining contributions of $66,384, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended September 30, 2006, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 5 Operating Partnerships in the amount of $484,756 as of September 30, 2006. Of the amount outstanding, $225,756 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $259,000, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended September 30, 2006, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of September 30, 2006. Of the amount outstanding, $21,806 has been loaned to one of the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $172,348, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended June 30, 2006, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of September 30, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended September 30, 2006, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable to 1 Operating Partnership in the amount of $163,782 as of March 31, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended September 30, 2006, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2006, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2006, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2006. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2006, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,519 as of September 30, 2006. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2006, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of September 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. As of September 30, 2006 1 of the properties has been disposed of and 22 remain.

During the quarter ended September 30, 2006, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $165 as of September 30, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,577,586.

During the quarter ended September 30, 2006, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 7 Operating Partnerships in the amount of $775,421 as of September 30, 2006. Of the amount outstanding, $355,417 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $420,004 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2006, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 6 Operating Partnerships in the amount of $490,522 as of September 30, 2006. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $240,220 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2006, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $781,022 as of September 30, 2006. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $584,418 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2006, Series 45 recorded capital contribution releases of $234,600. Series 45 has outstanding contributions payable to 5 Operating Partnerships in the amount of $1,125,447 as of September 30, 2006. Of the amount outstanding, $567,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $567,543 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2006, Series 46 recorded capital contribution releases of $526,425. Series 46 has outstanding contributions payable to 5 Operating Partnerships in the amount of $590,543 as of September 30, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2006 and 2005, the Fund held limited partnership interests in 515 and 513 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 2006 for Series 20,

Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46 were $50,673, $52,232, $60,157, $58,002, $52,733, $64,852, $84,914, $61,291, $71,524, $79,457, $50,630, $67,229, $78,885, $43,491, $73,299, $57,090, $23,243, $48,716, $29,750, $26,550, $47,009, $56,270, $50,561, $70,445, $71,175, $89,465, and $58,035, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 20 reflects net loss from Operating Partnerships of $(538,420) and $(399,488), respectively, which includes depreciation and amortization of $1,144,293 and $1,379,177, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 20 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburgh Seniors Apartments and Shady Lane Apartments. Coushatta Seniors II Apts, Floral Acres Apts, Harrisonburgh Seniors Apts and Shady Lane Apts sustained minor damage to shingles, roof vents, and sheetrock due to Hurricanes Rita and Katrina. All repairs for Coushatta Seniors II Apts were completed on January 25, 2006 and were paid for out of operations. All repairs for Shady Lane Apts were completed on September 29, 2005 and were paid for out of operations. Damage to Harrisonburg Seniors was minor and repairs were completed on July 17, 2006. Repairs were paid for out of operations. Damage to Floral Acres Apts II was listed as major. Missing shingles were replaced for $8,348 and missing vinyl siding was replaced for $2,500. Repairs were paid for out of the reserve account. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total. The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

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

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the operating general partner has been assigned to Murray Calhoun, the son of Reimer Calhoun or (b) in some cases the operating general partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the investment general partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment general partner were $512,415, all of which were allocated to Series 20. Of the total investment partnership proceeds received, $10,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership; approximately $14,501 represents reimbursement of expenses incurred related to the sale, which includes but is not limited to due diligence and legal; and $487,914 represents partial reimbursement for outstanding operating advances made by the investment partnership to the property. Annual losses generated by the Operating Partnership, which were applied against the investment general partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Advances made by the investment general partner that were not repaid from the sale proceeds totalled $954,317 and have been recorded as a loss on the sale of the Operating Partnership as of March 31, 2006. An additional gain on the sale of the Investment Limited Partner Interest of $7,016 was realized in the quarter ended June 30, 2006.

East Douglas Apartments Limited Partnership (East Douglas Apartments) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The property operated at just below breakeven in 2004 and generated $12,406 in 2005.

Physical occupancy averaged 94% in 2004 and 93% in 2005. In the third quarter of 2006, occupancy was 93% and the year to date occupancy is 93%. The most recent rental rates and utility allowances released by Illinois Housing Development Authority resulted in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The property has expended cash for 2006; however, the deficit is due to capital needs expenses that may be reimbursed from the replacement and operating reserves. In addition, it should be noted that the majority of the deficit is associated with expenses incurred in the first half of 2006. The third quarter of 2006 has shown an improvement in cash flow. The mortgage, property taxes and insurance are all current. The operating general partner is attempting to refinance the first mortgage with Illinois Housing Development Authority to replace the high interest first mortgage loan held by Arbor Commercial Mortgage.

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

Parkside Housing, LP (Parkside Apartments) is a 54 unit family apartment complex in Avondale, Arizona. In March 2005, the operating general partner entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the investment general partner were $441,525. Of the total investment general partner proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the investment general partner. Of the remaining proceeds, the net distribution to investors was approximately $371,348. This represented a per BAC distribution of $.10. The total return to the investors was distributed based on the number of BAC held by each investor. The remaining proceeds of $58,177 was paid to BCAMLP or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $49,177 represented partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the investment general partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, has been recorded in the amount of $401,525 as of June 30, 2005 and an addition $19,000 in March 31, 2006.

Clarksville Estates, L.P. is a 30-unit property located in Clarksville, Missouri. Due to improved site management and occupancy, as of September 2006 the property operated above breakeven. Occupancy averaged 87% as of September 2006, with 26 of the 30 units occupied and the remaining four units in a rent-ready condition. Management improved their marketing efforts by holding a weekend open house which increased traffic to the property and yielded two approved applicants. The investment general partner will continue to work with management on maintaining improved occupancy and monitor operations closely until the property has stabilized. The mortgage, taxes, and insurance are all current.

Series 21

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 21 reflects net loss from Operating Partnerships of $(889,582) and $(793,405), respectively, which includes depreciation and amortization of $455,479 and $442,370, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates, LP (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001 and remains in bankruptcy at this time. A Plan of Reorganization propounded by a large bondholder was confirmed in September 2003. That Plan included the bondholders receiving a new issue of bonds at $0.60 per dollar of the existing principal balance ($2.31 million of new debt) as well as a partial paydown funded by a $400,000 payment by the withdrawing general partner and a $500,000 unsecured loan from the investment general partner.

The Plan confirmation was not immediately followed by an effective date, and did not occur then, as is typical in most bankruptcy cases. Numerous issues among the large number of constituents with disparate interests resulted in a delay, which was prolonged until July 2006. During this period, the Plan proponent effectively took control of and managed the property through a management company that was engaged in late 2004. Despite significant improvements to the physical condition of the property, property expenses (especially security, maintenance and insurance) remained stubbornly high and the property was not able to generate cash flow as projected under the Plan.

For the first half of 2006, despite occupancy in excess of 90% both net operating income and cash flow were negative ($123,893). (Cash flow equals net operating income because the partnership is not currently making debt payments.) This performance was not sufficient to service the debt contemplated under the Plan of Reorganization. Starting in the first quarter of 2006, the investment general partner began raising its concern that, given this performance, the Plan was no longer feasible. The concern was raised first with the proponent and later before the court. In June 2006, HUD threatened to terminate the Housing Assistance Payment contract supporting the property if the closing/effective date did not occur within 30 days. HUD's action caused the property management company to resign. At the same time, the prospective indenture trustee withdrew (although the existing trustee expressed a willingness to take over that role again).

At a hearing in July 2006, the Judge acknowledged that the proponent's Plan was unlikely to become effective and the parties began discussing immediate steps to ensure stability at the property. On September 6, 2006, the Court converted the case from Chapter 11 to Chapter 7. Under Chapter 7, a trustee is appointed to oversee the sale of the property. Depending upon when the sale occurs, the investment general partner could lose the small amount of remaining tax credits that remain and experience recapture of the accelerated credits as early as fourth quarter of 2006.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119 unit property located in Centrville, VA. The property continues to incur operating deficits due to low occupancy. The average occupancy through the fourth quarter of 2005 was 71%. In the first quarter of 2006 average occupancy was 43% and in the second quarter the physical occupancy increased to 61%. In the third quarter 2006, physical occupancy further increased to 65%. The operating general partner is in the process of reconfiguring the property to have only 83 units, which would reduce the number of 1 bedroom units from 100 to 29 while increasing the number of two bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it is anticipated to be complete by mid-October 2006. The funding to complete the work will come from the Virginia Housing Authority in the amount of $580,000. The operating general partner continues to fund operating deficits and through the end of 2005 funded $837,502.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48 unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 95% in 2005. Through the third quarter of 2006, the average occupancy was 94%. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2006. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 90% for the year 2005. Occupancy has been consistent with the prior year through the third quarter 2006. Even though operating expenses are below the investment general partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is operating below breakeven due to high operating expenses and low occupancy, which relate to a lack of subsidy and unit turnover costs. Throughout the third quarter of 2006 the property has maintained 93% average occupancy. Part-time management and subcontracted maintenance services have assisted in the lowering of operating costs. The investment general partner will continue to work with the operating general partner to identify ways in which to improve the overall operations of the property. In addition, management continues to work with Cincinnati Development to obtain financing to cover the cost of the necessary repairs to improve overall curb appeal of the property. The property's mortgage and real estate taxes are current. To date, the operating general partner has funded $296,613 in deficits. The property's compliance period ends in 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60 unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 91% in 2005. Occupancy has been consistent with the prior year through the third quarter of 2006. The property's operating expenses are below the investment general partner's state average. Despite occupancy in the 90%s, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 22 reflects net loss from Operating Partnerships of $(432,407) and $(661,181), respectively, which includes depreciation and amortization of $814,987 and $971,542, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27 unit development located in Litchfield, IL. The property suffered a downturn in operations in 2004 with occupancy averaging 79%. In 2005 this trend reversed and occupancy finished the year averaging 89%. However, through September of 2006, occupancy averaged 83% The reasons for low occupancy include job relocations, new competition to the area, and older residents leaving for health reasons. The operating general partner has made changes this year with increased marketing by advertising with new signage and increasing newspaper advertisements that cover three counties. The operating general partner is also using tenant referral incentives to help increase the occupancy. In the last three months occupancy has shown a steady increase, averaging 91%. Expenses through the second quarter of 2006 are 14% lower compared to 2005. Third quarter results have been requested. The operating general partner expects expenses to continue to decrease due to many one time maintenance expenses which occurred in 2005. Taxes and the mortgage are current for this property.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 90% for the year 2005. Occupancy has been consistent with the prior year through the third quarter 2006. Even though operating expenses are below the investment general partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. During the early part of 2005, management detected an increase in lease violations as well as an increase in non-payment of rent. Residents who were unable to meet their financial obligations and were violating management regulations were evicted. Additional expenses associated with the surge of evictions and unit turnover preparations have caused the property to experience an increase in maintenance and administrative costs. As of the third quarter of 2006, occupancy maintains an average of 97%. Management continues to effectively enforce stringent resident screening policies by strengthening the quality of its resident base. Economic occupancy has improved from 83% in first quarter to 93% in the third quarter. Marketing efforts continue to generate traffic and it is management's intent to taper rental concessions by the end of 2006. The property's real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The 2005 audit showed that the property expended cash of ($45,385) and that the first mortgage on the property was in default, triggering a default with the second mortgage. The default is related to the property failing to fully fund replacement reserves due to a lack of cash. Reported occupancy for the first three quarters of 2006 is 91%, a slight improvement from the average 2005 occupancy of 88%. The operating general partner has a guarantee that is unlimited in time and amount and continues to fund operating deficits as necessary.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property is suffering from low occupancy due to a weak rental market. In addition, the property has mostly three-bedrooms (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The property is also located in a rough neighborhood, with an inferior school system, making it difficult to market to families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signage are being redesigned for increased visibility; a model unit is being prepared for showing to applicants; and advertising on the internet, and in adjacent towns has increased. In the third quarter of 2006, average occupancy was 85%, which is consistent with the prior quarter average of 87%. In April 2006, the Longmont Housing Authority expressed an interest in acquiring the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The Longmont Housing Authority is currently reviewing the Operating General Partners' proposal to sell their interest at the same time. The Investment General Partner will work closely with the Operating General Partner in evaluating the conditions of the proposed transactions. The Operating General Partner continues to fund all operating deficits and accounts payable are current. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 83% in 2005 the property was able to operate above breakeven. The average occupancy through the third quarter of 2006 was 85% and the property continues to operate above breakeven. All taxes, insurance and mortgage payments are current. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes and the property continues to operate above breakeven.

Series 23

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 23 reflects net loss from Operating Partnerships of $(399,276) and $(759,706), respectively, which includes depreciation and amortization of $614,101 and $794,767, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. During the early part of 2005, management detected an increase in lease violations as well as an increase in non-payment of rent. Residents who were unable to meet their financial obligations and were violating management regulations were evicted. Additional expenses associated with the surge of evictions and unit turnover preparations have caused the property to experience an increase in maintenance and administrative costs. As of the third quarter of 2006, occupancy maintains an average of 97%. Management continues to effectively enforce stringent resident screening policies by strengthening the quality of its resident base. Economic occupancy has improved from 83% in first quarter to 93% in the third quarter. Marketing efforts continue to generate traffic and it is management's intent to taper rental concessions by the end of 2006. The property's real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.

Mid City Associates (Mid City Apartments) is a 58 unit, scattered site family property located in Jersey City, NJ. Through the third quarter of 2006 the property has an occupancy rate of 98%. The property is projected to have a positive cash flow in 2006, and through third quarter 2006 the property generated $77,177 of cash. A 3% rent increase was approved by the state agency when leases expire. In 2006 it is estimated about 75% of the units will gradually shift to the new rents. This will increase revenues about $15,000 in 2006. The mortgage and taxes are current.

South Hills Apartments, LP (South Hills Apartments) is a 72 unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 77% in 2005. The average occupancy increased to 86% in third quarter of 2006. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. The operating general partner completed another site management change in July 2006. They are currently offering a $100/month rent reduction for the first 12 months for all new tenants. It has come to the investment general partner's attention that unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Over the past three years, there have been five different managers at the property. This inconsistency has contributed to the cash flow and compliance problems. Current tenant files are being audited for tax compliance standards. After reviewing prior year 8823s, management was able to correct all the issues. Nebraska Housing Authority has issued corrected 8823s for 2002, 2003 and 2004. Per an agreement with the operating general partner, the management company (an affiliate of the general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA. In 2004, the property operated below breakeven, despite strong occupancies, due to high operating expenses. In 2004, the management contract was renewed and restructured, allowing the management company to chargeback to the partnership various administrative expenses, including monthly accounting fees for bookkeeping. This resulted in an increase in administrative expenses. Also, some extraordinary expenses were recorded, such as bad debt for previous years, and tax lien payments. The tax lien was discovered upon follow-up with the operating general partner extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The operating general partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The operating general partner is working with the city to get this tax lien overturned. The operating general partner has retained legal counsel to represent them with regards to this matter. There has been no resolution to date. In the meantime, the partnership continues to make payments in accordance with a payment plan as required by the city to avoid being declared in default. In 2005, the management company made efforts to reduce payroll and maintenance expenses. In the first quarter of 2006, this property operated at a surplus with average physical occupancy of 98%. Through the third quarter 2006, the property continues to operate well, with the average occupancy of 97%. The property's mortgage, taxes and insurance are all current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 83% in 2005, the property was able to operate above breakeven. The average occupancy through the third quarter of 2006 was 85% and the property continues to operate above breakeven. All taxes, insurance and mortgage payments are current. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes and the property continues to operate above breakeven.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property is suffering from low occupancy due to a weak rental market. In addition, the property has mostly three-bedrooms (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The property is also located in a rough neighborhood, with an inferior school system, making it difficult to market to families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signage are being redesigned for increased visibility; a model unit is being prepared for showing to applicants; and advertising on the internet and in adjacent towns has increased. In the third quarter of 2006, average occupancy was 85%, which is consistent with the prior quarter average of 87%. In April 2006, the Longmont Housing Authority expressed an interest in acquiring the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The Longmont Housing Authority is currently reviewing the operating general partners' proposal to sell their interest at the same time. The investment general partner will work closely with the Operating General Partner in evaluating the conditions of the proposed transactions. The Operating General Partner continues to fund all operating deficits and accounts payable are current. All taxes, insurance and mortgage payments are current.

Series 24

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at September 30, 2006. Out of the total 23 were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 24 reflects net loss from Operating Partnerships of $(334,507) and $(247,446), respectively, which includes depreciation and amortization of $662,906 and $670,589, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the "Calhoun Partnership") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Zwolle Partnership (Lakeway Apts) sustained major damage to shingles, roof vents and windows due to Hurricane Rita. Roofing has been repaired for $41,940 and a bid from Burches Glass was submitted to the insurance company for $2,797 for replacement of windows. The repairs have been completed as of October 18, 2006 and insurance proceeds totaling $44,736.64 have been received. The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total. The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

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

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. The property is operating below breakeven due to the vacancies and high operating expenses. Occupancy has dropped in the third quarter of 2006 with September occupancy at 77%. Management is looking to work with a local agency called Cluster Housing which assists people in transitioning from being homeness. They also work with several different local brokers to get tenant referrals. The operating general partner has instituted the Nodine Hill program which is housed in a community building. The program offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. Operating expenses are running higher than budgeted as a result of operating general partner's program to re-stabilize the property. Expense levels were expected to normalize once the transition and re-stabilization was complete; however, re-stabilization is taking longer, and proving more difficult, than expected. The operating general partner met with the tax assessor to request some relief in property taxes. As of June 2006 the taxes will be reduced to and fixed at $600 per unit resulting in an annual savings of $27,567. They have also attempted to negotiate with the lender for some debt service relief, but have not been successful. The mortgage, taxes, insurance and required reserves are all current; however, the level of payables is high. The operating general partner has funded the operating deficits by deferring management fees, and infusions of cash. The investment general partner had a meeting with the operating general partner to further discuss the project's viability. The operating general partner restated their commitment to the property and expressed a willingness to continue funding deficits until the property stabilizes. They have a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has just come on line that connects to the financial district in Manhattan. A minor league ballpark is in development and will be built in close proximity to Elm Street. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is advertising on Craig's list, holding open houses for homeless families, and exploring various programs to lease units. It is also offering incentives, such as one month free rent when signing a one year lease. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the third quarter of 2006 was 95%. The property is operating below breakeven due to high operating costs.

The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer's report issued in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; and metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. Several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The operating general partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2006, $111,300 in repairs were included in the budget to address the structural issues; however, to date the high operating expenses are not allowing for the cash to be available to make the improvements. A soil test was completed in September 2006 to address the shifting buildings. Once the results from the soil test are received, the operating general partner will determine what course of action needs to be taken to fix the shifting buildings. The operating general partner has stated they fund the cost of necessary repairs to the foundations and buildings once the proper course of action is determined. The investment general partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the operating general partner are ongoing. The investment general partner will continue to work with the operating general partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The operating general partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in June 2005. Since the new management has taken over, operations have improved through the fourth quarter of 2005 with average occupancy of 87%, however, the property was not able to breakeven. In the first quarter of 2006, average physical occupancy further improved to 96%. However, in the second quarter 2006, due to some eviction, average occupancy decreased to 87%. In the third quarter average physical occupancy further decreased to 86%. According the operating general partner, the occupancy downturn is the result of natural cycles that was noticed from time to time at the properties. Physical occupancy is expected to stabilize activity in the fourth quarter 2006. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the 72 units have rental assistance. Consequently, the property has trouble competing with properties that receive full rental assistance. The reasons for the cash flow deficit include; declining occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. Throughout the third quarter of 2006, the property has further declined to 73% average occupancy from 82% during the second quarter. Management will continue to market through local media and civic organizations. The mortgage, taxes, insurance and payables to non-related entities are current. The operating general gartner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2009.

Century East IV, LP (Century East IV Apartments) is a 24 unit development located in Bismarck, ND. In 2005 the property operated with an average occupancy of 91%, and was able to achieve breakeven operations. Through the third quarter of 2006 the average occupancy was to 84%. Average occupancy is showing improvement as the third quarter average was 92%. Dispite the uptrend in occupancy, the property still has year to date operations below breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24 unit development located in Bismarck, ND. In 2005 the property operated with an average occupancy of 90% and operated slightly below breakeven. Through the third quarter of 2006 average occupancy was 86%. The property is operating slightly above breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. In February 2006, there was a fire in one unit that completely destroyed the unit. There were no injuries reported from the fire. The unit required a complete rehab with repairs totaling $25,000. The repairs were funded with proceeds from the insurance claim filed by management. As of May 2, 2006, all repairs were made and the unit was ready to be occupied. After higher than normal turnover in the first quarter of 2006, occupancy dropped to an average of 82% for the quarter. Management increased the frequency of their newspaper advertising and occupancy improved to average 89% for the second and third quarters of 2006. The mortgage, property taxes, and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100 unit senior property located in St. Louis, MO. The partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. Through the third quarter of 2006, operating expenses have been brought in line with the state average. Operating expenses continue to be driven by administrative, maintenance and utilities expenses, and bad debt. The investment general partner continues to work with management to sustain reductions in administrative and maintenance costs, to improve collections, and to promote energy efficient practices. Decreased operating expenses have allowed the partnership to generate annualized cash of $36 per unit through the third quarter of 2006. All real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area led to a dwindling population base from which to draw qualified residents. Of the 72 units, only 21 receive rental assistance. Consequently, the property has trouble competing with properties that receive full rental assistance. The reasons for the cash flow deficit include declining occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. The property averaged 82% during the second quarter. Management continues to market through local media and civic organizations. Mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2009.

Series 25

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at September 30, 2006. Out of the total 21 were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 25 reflects net loss from Operating Partnerships of $(548,865) and $(541,086), respectively, which includes depreciation and amortization of $967,722 and $1,033,609, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property's original mortgage interest rate of 8.21% has resulted in a high debt service. The property has also suffered from increased bad debt, maintenance expenses, and real estate taxes. The operating general partner applied to refinance the mortgage with a rate that has been locked as of July 20, 2006 with a 6.03% floor. The operating general partner and investment general partner agreed on the more favorable terms. The operating general partner and investment general partner were also able to negotiate exit strategy through a Partnership Agreement amendment in the third quarter of 2006. If the operating general partner can close the loan in the fourth quarter of 2006 at the floor interest rate, the new debt service will reduce the annual debt service in excess of $90,000. The loan is scheduled to close in the fourth quarter of 2006, if loan document language acceptable to the investment general partner can be negotiated. The property's average occupancy rate was 95% in 2005, with an audited operating deficit of ($20,596). Occupancy averaged 93% through the third quarter of 2006, with an unaudited operating deficit of ($18,846). The operating general partner will continue to fund any deficits as needed. Once the lower debt service is in place from the refinance, the property should break even in 2007.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360 unit apartment complex located in Indianapolis, Indiana. In January of 2005, the partnership underwent a change in operating general partner, which was accompanied by a change in management. Despite average occupancy of 93% for the year, the property did not break even in 2005 due to high operating expenses. Operating expenses averaged $4,735 per unit in 2005, 14% above the state average. The new operating general partner and management company continue to work to leverage their considerable strengths in the Indianapolis market in order to lower operating expenses, which have declined through July of 2006 and are now 10% higher than the state average. Occupancy has averaged 92% through September of 2006, slightly below the 93% average achieved in 2005. Operations through July of 2006 have yielded an annualized cash expenditure of $100 per unit due to operating expenses which remain high. Operating reports for August and September of 2006 have been requested from the operating general partner and are presently being prepared. The operating general partner continues to fund operating deficits. The operating general partner's obligation to fund operating deficits is limited to $150,000 in subordinate loans outstanding at any one time.

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

Rose Square, LP (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. The property was operating with deficits caused by low occupancy. The property operated above breakeven in 2005 due to increased occupancy and revenues, combined with operating expenses that are below the state average. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events, helping to increase interest in the property. The property is operating above breakeven through the third quarter of 2006. Although occupancy showed improvement through the second quarter of 2006, occupancy dropped slightly in the third quarter averaging 80% with 3 vacant units in September. Two tenants moved out due to affordability reasons. The site manager is confident to have the 3 vacant units rented by October 31, 2006. In order to improve cash flow and help the property stabilize, Pennsylvania Housing Finance Agency has granted a request to defer replacement reserve deposits for the remainder of 2006.

Century East II Apartments, LP (Century East II Apartments) is a 24 unit property located in Bismarck, ND. During 2005 the property operated with an average occupancy of 87% and operated below breakeven. Through the third quarter of 2006 occupancy improved to average 92% and the property operated above breakeven. The property is located in a highly competitive area. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 26

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 26 reflects net loss from Operating Partnerships of $(783,897) and $(550,947), respectively, which includes depreciation and amortization of $1,350,210 and $1,426,023, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Country Edge, LP (Country Edge Apts.) is a 48 unit property located in Fargo, North Dakota. During 2005 the property operated with an average occupancy of 88% and as a result operated below breakeven. Average occupancy through the third quarter of 2006 was 76% and the property continued to operate at a deficit. Occupancy is improving, the third quarter average was 88%. The property's occupancy issues arose because of issues surrounding a large refugee population in the area. A number of refugees had rented apartments after meeting the resident selection criteria. However, a few of the residents had criminal backgrounds that were not exposed during the typical background check. Management has been evicting problem and non-paying residents; however, due to overbuilding in the Fargo, North Dakota area, units are remaining vacant. The operating general partner/management company continues to offer rent concessions and rate reductions as a rental incentive. Security has been stepped up at the property and Lutheran Social Services is counseling the existing population to help curb any issues. The investment general partner will continue to work with the operating general partner to stabilize occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36 unit property located in Fargo, North Dakota. During 2005 the property operated with an average occupancy of 89% and as a result operated below breakeven. Average occupancy through the third quarter of 2006 was 80% and the property continued to operate at a deficit. Overbuilding and a soft rental market in the Fargo, North Dakota area are causing high vacancy rates. The management company continues to offer rental concessions and rate reductions until occupancy has stabilized. Turnover at this property remains high. Concessions, rate reductions and fluctuating occupancy levels have contributed to the negative cash flow at the property. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24 unit development located in Bismarck, ND. During 2005 the property operated with an average occupancy of 85% and as a result operated below breakeven. Average occupancy through the third quarter of 2006 was 93% and the property has been able to operate above breakeven. The property is located in a highly competitive area that has an abundance of apartments for rent. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grayson Manor, LP (Grayson Manor Apartments) is a 32 unit apartment development located in Independence, VA. In May 2005, the property suffered a lightning strike and subsequent fire. The resulting damage forced the residents of 8 units from their apartments. Those living in 6 of the 8 units were allowed to return to their homes after the building's sprinkler system was re-activated, approximately one week later. The 2 remaining units and the attic area above them suffered substantial damage and the units were unoccupied while construction and repairs were being completed. As of September 2005, all construction and repair work was completed and the units were re-occupied. High operating expenses and overfunding of the replacement reserve prevented Grayson Manor from generating cash in 2005. Through third quarter of 2006, expenses were below budget, occupancy averaged 99%, and the property was generating cash.

Calgory Apartments III, LP (Calgory Apartment III) is a 24 unit development located in Bismarck, ND. Average occupancy for 2005 was 87%. The average occupancy through the third quarter of 2006 was 94%. The property is located in a highly competitive area with an overabundance of rental options. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. Vacancy and concession losses, as well as excessive bad debt, caused this property to operate below breakeven in 2005. The investment general partner visited the property in January 2006, and has since made recommendations to the operating general partner to improve the performance of the property. Occupancy trended upward in the third quarter; as of September 30, 2006 the property was 96% occupied. Management anticipates occupancy will remain strong through the fourth quarter. The investment general partner will continue to conduct monthly conference calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2005 the property operated with an average occupancy of 87% but was able to operate above breakeven. Average occupancy through the third quarter of 2006 was 79% and as a result the property operated at a deficit. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 27 reflects net loss from Operating Partnerships of $(594,905) and $(457,857), respectively, which includes depreciation and amortization of $871,240 and $855,462, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 27 has invested in Magnolia Place Apartments Partnership (the "Calhoun Partnership") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). Magnolia Place Apts sustained major flood damage as well as damage to flooring, appliances, decking, sheetrock, roof vents, shingles and siding due to Hurricane Katrina. Shortly after the storm, the Operating General Partner took immediate action to remove carpets and fixtures that might create an environment for mold. All but 12 apartments will require removal of both wall and ceiling drywall. Removal of drywall has been completed on the damaged apartments and wall installation began on January 9, 2006. Kitchen cabinets were installed during the months of February and March and have been completed as of March 31, 2006. All roofs have been replaced and all apartments have been treated for mold prevention. Insurance proceeds of $1,236,866 have been distributed to the operating general partner and have been deposited into a Magnolia Development Account with the lender controlling the distribution of funds. Estimated cost to repair the complex is $1,066,238. Any insurance proceeds remaining after repairs have been made will be distributed in accordance with the partnership agreement. Renovation has been completed and the investment general partner is working with the management company to try and ascertain how much insurance proceeds remain. The affordable housing property owned by the Calhoun Partnership is located in Mississippi and consist of 40 apartment units in total. The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

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

Centrum Fairfax II, LP (Forest Glen at Sully Station Phase II) is a 119 unit senior complex located in Fairfax, VA which has historically experienced low occupancy. In 2004, average physical occupancy was 83%. Through the fourth quarter of 2005, the average occupancy was 77%. As of the first quarter of 2006, average occupancy increased to 89% and as of March 2006 physical occupancy was 97%. In the second quarter 2006, the property operated with physical occupancy of 95%. Physical occupancy further increased to 100% in the third quarter 2006. The operating general partner has requested the investment general partner's approval to convert one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). The operating general partner will be relocating the one bedroom residence from adjacent phase I to phase II which would improve the overall performance of the project. The operating general partner started the conversion process in the fourth quarter of 2005. The investment general partner is currently reviewing their request to convert the units. The property is in excellent physical condition. The operating general partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the operating general partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Holly Heights, LP (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 92% in 2005. Occupancy averaged 92% through the third quarter of 2006. Despite the recent upswing in occupancy compared to 73% in 2004, there are still limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. As a result of the lower than desired occupancy combined with low rental rents, there is negative cash flow and high payables. In addition, the property suffers from a high interest rate on the permanent mortgage. Debt service at the property adversely affects the property's overall operations. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. The operating general partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23 unit co-op property located in Harlem, New York. The partnership operated below breakeven due to increasing resident receivables and high operating expenses. Management had some success in the second quarter with aggressive eviction proceedings resulting in third quarter decrease of $11,068 in tenant accounts receivables. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. The investment general partner met with the operating general partner and management in March 2006 and found the property to be in excellent condition, and Harlem is undergoing a great deal of urban revitalization. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance are current and the operating general partner is funding deficits.

Kiehl Partners (Park Crest Apartments) is a 216 unit property located in Sherwood, AR. In 2005, occupancy averaged 85% and the property expended $42,000. Low occupancy and a dramatic rise in administrative, bad debt and maintenance expenses due to mismanagement were responsible for the cash deficit. At year-end, new on-site and regional staffs were hired to focus on strengthening the resident base and improving collections. Despite the replacement of the on-site property manager at year-end 2005 the property's occupancy has not improved. Occupancy averaged 81% through the third quarter of 2006. Third party shopping reports, conducted in both April and July, confirmed that the site continues to suffer from poor leasing technique. The regional manager may consider the replacement of the current property manager in the fourth quarter of 2006 if occupancy does not improve. The investment general partner will continue to conduct monthly conferences calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Series 28

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 28 reflects net loss from Operating Partnerships of $(552,769) and $(782,051), respectively, which includes depreciation and amortization of $1,106,729 and $1,155,811, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in Bronx, New York. The property continues to experience below breakeven operations due to low occupancy and high debt service payments. The partnership had an average occupancy of 82% in the second quarter of 2006, a slight increase over the first quarter average of 78%. The investment general partner has been unable to get third quarter information despite frequent, repeated requests. Many of the vacant units are the result of evictions for non-payment of rent. The management company states they have a hard time filling these units due to the lack of creditworthy applicants. In 2003, the partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. This loan is being repaid at 7% interest. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan were not heeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner. The investment general partner evaluated the impact of removing the operating general partner since these issues remain unresolved and has determined not to go forward at this time. The small size and location of the property, resulting in very limited real estate value, as well as the operating general partner's continued funding do not support an extended legal battle for removal. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current.

Cottonwood Apartments (Cottonwood Partnership) is a 24 unit family development located in Cottonwood, Louisiana. The property operated at a deficit of $(12,223) in 2005. Stagnant rents caused the cash flow deficit in 2005. Occupancy has improved from 96% in 2005 to 100% through three quarters of 2006. According to the 2006 unaudited reports, rental income is showing significant improvements. Should this trend continue, the property will reach break-even by year end. The general partner has an operating deficit guarantee, which is unlimited in time and amount.

Jackson Place Apartments, L.P. (Jackson Place Apartments) is a 40 unit development located in Jackson, LA. The property operated at a deficit of $15,262 in 2005, when using required reserves. Occupancy has improved in 2006 sustaining a 98% average compared to 95% during 2005. The 2006 unaudited financial reports show decreased expenses which have allowed the property to produce positive cash flow through the first three quarters. Flat rental rates are still a cause for concern at Jackson Place and a rent increase would certainly have a positive benefit on the property's cash flow. Without a rent increase, the property will need to maintain operating with expenses that are well below state average. In 2005, the property sustained minor shingle damage from Hurricane Rita. Repairs were completed in January of 2006 and costs were paid for from operations. The operating general partner has an operating deficit guarantee, which is unlimited in time and amount.

Maplewood Apartments Partnership, (Maplewood Apartments)is a 40 unit development located in Winnfield, LA. The property operated at a deficit of ($32,671) while maintaining a 91% occupancy rate in 2005. The loss was directly attributable to stagnant rents and an increase in maintenance and administration costs. Occupancy is showing improvement in 2006, averaging 93% for the first three quarters. According to the unaudited financial reports, the property is continuing to operate with expenses similar to the 2005 audited numbers. In an effort to offset the high expenses a rent increase went into effect on September 1, 2006. The operating general partner has an operating deficit guarantee, which is unlimited in time and amount.

Sumner House LP (Sumner House Apartments) is a 79 unit property located in Hartford, CT. In 2005 this property had an average occupancy of 74% and high operating expenses, which resulted in negative cash flow. Through third quarter in 2006, average occupancy improved to 95% and the property generated $11,542 of cash. The property spent over $17,000 in repairs in first quarter 2006 in order to update units and change carpeting. These repairs were needed in order to increase the overall appeal of the property. Regarding the area, drug activity, high crime, and a recent murder on the premises have disrupted operations and attributed to recent turnover. The operating general partner is focused on building a better reputation for the property and surrounding area and is working with the local police to increase safety. The operating general partner implemented a strict resident selection process and is very optimistic about the future of this property and the surrounding area. All taxes, insurance, and mortgage payments are current for this property.

Series 29

As of September 30, 2006 and 2005 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at September 30, 2006 all of which were 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 29 reflects net loss from Operating Partnerships of $(590,960) and $(902,988), respectively, which includes depreciation and amortization of $1,249,376 and $1,337,450, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2005. The main reason for its cash expenditure is its low occupancy, which averaged 72% in 2005. The operating general partner felt that the property was operating below breakeven due to the performance of the management company. The operating general partner took over management of the property at the beginning of the first quarter of 2005. At that time, they evicted a number of non-paying residents and the re-leasing of the units has been slow, which has caused the property to continue to operate below breakeven throughout 2006. The operating general partner has funded all deficits. The property continues to struggle with occupancy and has averaged 50% through the third quarter of 2006. The operating general partner has made several changes to improve the management and leasing of the property. In the past, they have employed a resident as the on-site manager and have not had a dedicated property phone line. They have now set up a business line and have noticed that the telephone calls have been fairly steady. The property is now being managed by a non-resident who has property management experience. The property is bordered by three apartment communities and it is the only property that offers three bedroom units. The operating general partner has made contact with the managers of the adjacent communities who have indicated they will refer applicants looking for three bedroom units to Lombard Partners, LP. In the past the operating general partner has had difficulty reporting in a timely manner. The investment general partner will be working closely with the new management company and the operating general partner to improve reporting for the property.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. The property operated at a deficit of ($5,323) in 2005. The property achieved 100% occupancy as of the end of the third quarter of 2006, which is a significant increase from year end of 2005, which reflected 81%. If occupancy can sustain at current levels, the property will begin to function as a more viable asset. The operating general partner continues to fund all deficits.

Forest Hill Apartments, L.P. (The Arbors) is an 85 unit, senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire. The operating general partner received an initial insurance payment totaling $500,000 and at that time it was determined that the building should be razed due to the significant fire and water damage. In the third quarter 2004, the lender approved the release of sufficient insurance proceeds of $148,000 to raze the property. After bidding the property repairs, the operating general partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The operating general partner's primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more then $10,000. The operating general partner appealed their initial determination regarding additional coverage and in February 2006 the appeal was denied.

The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender. The operating general partner was able to reduce the original construction budget by $1,167,306. Main reduction costs were site work, verticals and contingency. The reduction of the construction budget eliminated the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from VHDA indicating approval of the additional debt of $1,600,000. The operating general partner has indicated that construction will begin in early November 2006 and the project should be complete within nine months. Once construction starts, the investment general partner will be closely monitoring the construction progress of the property.

Kiehl Partners (Park Crest Apartments) is a 216 unit property located in Sherwood, AR. In 2005, occupancy averaged 85% and the property expended $42,000. Low occupancy and a dramatic rise in administrative, bad debt and maintenance expenses due to mismanagement were responsible for the cash deficit. At year-end, new on-site and regional staffs were hired to focus on strengthening the resident base and improving collections. Despite the replacement of the on-site property manager at year-end 2005 the property's occupancy has not improved. Occupancy averaged 81% through the third quarter of 2006. Third party shopping reports, conducted in both April and July, confirmed that the site continues to suffer from poor leasing technique. The regional manager may consider the replacement of the current property manager in the fourth quarter of 2006 if occupancy does not improve. The investment general partner will continue to conduct monthly conferences calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Ozark Associates, LP (Regency Apartments) is a 16 unit property located in Poplarville, MS. This partnership was added to the watch list during the third quarter 2006, due low revenue. Occupancy has been poor because 7 of the property's 16 units have been down due to damage caused by Hurricane Katrina. Management did not list the 7 units as vacant in 2005 because the partnership was still receiving 100% of its rental subsidies for the 7 units through Rural Development. An insurance claim was filed, but the claim has not been settled and management does not anticipate receipt of insurance proceeds that will be applied to repair the down units until December 2006. Management has also requested lost rent money through the end of the year since the 7 vacant units have substantially impacted the cash position of the partnership. The investment general partner will conduct monthly conference calls with management to ensure that the insurance claim is settled and the proper repairs are made by Decemeber 31, 2006. All taxes, insurance, and mortgage payments are current for this property.

Westfield Apartments (Westfield Apartments Partnership) is a 40 unit development located in Welsh, Louisiana and is approximately 100 miles from Baton Rouge, the nearest large city. The property has struggled from a failure to attain projected rents. The property operated at a deficit of ($23,965) in 2005 which was mainly caused by a rent income loss of ($21,000) due to Hurricane Rita. According to the 2006 unaudited financials, the property has increased rental income and maintained below average expenses which has allowed the property to break-even. As of September 1, 2006, rents at Westfield were increased $40 per unit which will help the property maintain positive cash flow moving forward. The general partner has an operating deficit guarantee, which is unlimited in time and amount.

Series 30

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 30 reflects net loss from Operating Partnerships of $(561,226) and $(537,565), respectively, which includes depreciation and amortization of $685,364 and $668,082, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28 unit family complex in Gentry, AR. Occupancy through third quarter 2006 averaged 91%. In 2005 the property expended $32,000 of cash and averaged 91% occupancy. However, occupancy significantly improved to 100% in the fourth quarter of 2005 and the property generated cash in that quarter. In 2006, expenses are slightly lower the state averages and income increased 23% compared to 2005. Through September of 2006, the property expended ($5,612) of cash. Taxes, mortgage, and insurance are all current for this property.

Mesa Grande, LP (Mesa Grande Apartments) is a 72 unit, family property located in Carlsbad, New Mexico. In April 2003, the mortgage lender issued a default notice and, after the Operating General Partner took no steps to remedy the situation, accelerated the note. In November 2003, the investment general partner replaced the management company. In 2004, the investment general partner filed a civil action against the operating general partner to force it to honor its obligation to fund operating deficits. In October 2004, the investment general partner removed the operating general partner.

In September 2004, the original lender sold the non-performing loan to a new lender who accelerated the loan. The investment general partner met with the lender to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process in December 2004.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The partnership and New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership which were applied against the investment general partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment general partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $741,543 and $209,111 respectively.

Sunrise Homes, LP (Sunrise Homes and Broadway Place Apartments) consists of two family properties containing a total of 44 units, located in Hobbs, New Mexico. In April 2003, the mortgage lender issued a default notice and, after the operating general partner took no steps to remedy the situation, accelerated the note. In November 2003, the investment general partner replaced the management company. In 2004, the investment general partner filed a civil action against the operating general partner to force it to honor its obligation to fund operating deficits. In October 2004, the investment general partner removed the operating general partner.

In September 2004, the original lender sold the non-performing loan to a new lender who accelerated the loan. The investment general partner met with the lender to propose a work-out plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process in December 2004.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The partnership and New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership which were applied against the investment general partnership's investment in the Operating Partnership in accordance with the equity method of accounting had previously reduced the investment general partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner's interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $642,208 and $184,459 respectively.

JMC, LLC (Farwell Mills Apts.) is a 27 unit development located in Lisbon, ME. In 2005, the property expended $19,000 and occupancy averaged 89% in 2005. Occupancy has improved in 2006, averaging 92% through the third quarter. The investment general partner conducted a site evaluation of the property in July 2006. Although the condition of the property was good, the investment general partner believes corporate management's approach to leasing and application processing has hindered the property's ability to achieve occupancy in the high 90's. Given the property's central location and demand in the market, it could sustain high occupancy if better leasing techniques were implemented and if applications were processed in a timely manner. The investment general partner has addressed these management issues and is currently working with the operating general partner to improve his management company's policies and procedures. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30 unit property located in Council Bluffs, IA. This property has seen improvements in occupancy since 2004. Occupancy averaged 88% in 2004, 93% in 2005, and through third quarter 2006 averaged 91%. The operating general partner took over management of the property in 2005, which positively impacted the property operations and brought stability to the complex. Through the third quarter 2006, the property expended ($7,474) of cash. With in-house management, the operating general partner anticipates a decrease in operating expenses. Through third quarter 2006 expenses have decreased 30%, mostly in maintenance. The investment general partner will continue to monitor operations with the operating general partner to ensure the maintenance expense reductions do not adversely affect the property. Taxes, insurance, and mortgage payments are all current for this property.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a slowed local economy and a challenging rural location. 2005 was a year of improvement for the property. The property operated at a surplus of $2,230. The property achieved 81% occupancy as of the end of the third qwuarter of 2006. The managing agent has expanded their marketing to include networking with local businesses and providing brochures at the local chamber of commerce in order to increase occupancy. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred in the property's parking lot, which led to high turnover. Occupancy was at a low of 65% in August 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Although occupancy has improved significantly, averaging 90% for the first three quarters of 2006, it has slipped in the third quarter to an average of 89% and was at 87% as of

September 2006. Revenue over the first eight months of 2006 has increased by 15%. Expenses over the same period have decreased by 14%. The operating general partner continues to honor an operating deficit guarantee that remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 31

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 31 reflects net loss from Operating Partnerships of $(805,293) and $(830,975), respectively, which includes depreciation and amortization of $1,538,377 and $1,646,765, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. In 2005, although operating expenses decreased from the prior year, the property continued to struggle with occupancy, bad debt, and high resident receivables. Physical occupancy through the third quarter of 2006 is averaging 81%. Current occupancy levels are not sufficient to allow the property to operate at breakeven. It has recently been brought to the attention of the operating general partners that the majority of the vacant units were not ready to rent. Many units required appliances, carpeting and various repairs. The former site manager was lax in enforcing the screening criteria and had a policy of renting recently vacated units "as is" by offering rent reductions. Once these issues were discovered the site manager was replaced. The new manager has established a strict screening criteria for new residents, as well as enforcing rigid collection policies. However, they are still dealing with a significant number of evictions. The operating general partner has maintained that the Public Housing units bring a stigma to the property, making it difficult to rent units. The operating general partner has been in negotiations with the Housing Authority and is moving forward with opting out of the Public Housing Program. The formal request was submitted to HUD and is close to approval. It had been held up do to a clerical issue with HUD. As part of this process, the public housing residents will be issued resident-based vouchers. Additionally, as part of the proposed agreement with the Housing Authority, the operating general partner has requested the release of an operating reserve account currently held by the Housing Authority. The funds would be utilized to pay down existing payables, and to make necessary physical improvements to the property, including making vacant units rent ready. The investment general partner has been working with the operating general partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections. The investment general partner is monitoring the progress of the negotiations with the Housing Authority. The investment general partner has contracted with a consultant to work with the operating general partner in improving operations at the property. All mortgages, taxes, and insurance are current. Operating deficits are currently being funded by accruing payables. The partnership has an operating deficit reserve account and an operating guaranty in place by the operating general partner. The investment general partner will continue to closely monitor the efforts of the operating general partner until operations have stabilized.

Canton Housing One, LP (Madison Heights Apartments) is an 80 unit property located in Canton, Mississippi. Occupancy averaged 87% in 2005. The property was unable to breakeven in 2005 due to low occupancy and ineffective site management. In addition, management continues to struggle with the weak resident profile that required a strong campaign of evicting residents who do not pay their rent. Management has taken several measures in its effort to increase occupancy including advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager in March of 2006. As a direct result, the occupancy increased to 89% through the third quarter 2006. The mortgage, property taxes and insurance are current.

Canton Housing Four, LP (Canton Manor Apartments) is a 32 unit property located in Canton, Mississippi. In 2005 the property was unable to breakeven due to low occupancy and ineffective site management. Occupancy averaged 85% in 2005. As a direct result of management's efforts to advertise the property in local newspapers, offer attractive rental concessions and employ a full-time onsite manager, occupancy increased to an average of 93% through the third quarter of 2006. Management is continuing to focus its efforts on controlling the operating expenses and believes that, with increased occupancy levels, the property will be able to support its operations.

Riverbend Housing Associates (Riverbend Estates) is a 28 unit property located in Biddeford, ME. Vacancy loss has hindered the property's ability to break even. Management has had difficulty finding residents who qualify for the property's 60% income level units. Occupancy has averaged 89% through the third quarter. Management has repeatedly targeted prospective tenants through outreach; however, interest continues to come from potential residents qualifying at the 30% income level. Consequently, management has begun to rent the 60% income level units to residents qualifying at lower income levels through the third quarter. In addition to the difficulty in attracting renters that qualify at the 60% income level, the investment general partner believes corporate management's approach to leasing and application processing has hindered the property's ability to achieve higher occupancy. The investment general partner addressed this issue and is currently working with the operating general partner to improve his management company's policies and procedures. The operating general partner will continue to defer fees due to an affiliated management company and maintenance company, to fund the deficit. The operating deficit guarantee is capped at $300,000 and expires on December 31, 2012.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2005 the property operated below breakeven due to high operating expenses and an average occupancy of 88%. Average occupancy through the third quarter of 2006 was 86%. The property continues to operate below breakeven due to continued high expenses and occupancy that remains below 90%. The local town where the property is located has a very poor economy. There are two other apartment complexes in the town that both experienced a drop in occupancy in 2006. The closest large employers are 30 to 40 miles away. In an effort to attract and retain residents, management offers a $50 cash award for all friends referred to the complex that rent an apartment. Advertising is in local newspapers and with the local housing authority. The investment general partner will continue to monitor the property to ensure that occupancy improves and stabilizes. All taxes, insurance and mortgage payments are current.

San Angelo Bent Tree, LP (Bent Tree Apartments) is a 112-unit family complex located in San Angelo, Texas. During 2005 the property operated below breakeven due to high operating expenses and an average occupancy of 91%. Occupancy declined in the third and fourth quarters of 2005, averaging 87%, as a result of the housing authority cutting back on funds and having removed several residents from the program. In addition, the threat of the nearby air base closing sent many of the military wives home to live with family outside of San Angelo. The unit turnover caused operating expenses, specifically maintenance expenses, to be higher in 2005 then they had been in 2004. In the second quarter of 2006, San Angelo has smoothed out issues with the air base and housing received additional funds. The management agent continues to market the available units by working closely with the housing authority and by various marketing efforts, such as advertising in local and rental publications, to attract qualified residents. Because of the management's marketing efforts, occupancy has rebounded to an average of 97% in the third quarter 2006. The investment general partner will continue to monitor the property to ensure the stabilization of occupancy levels and operating expenses. The property's mortgage, real estate taxes, and insurance are current.

Series 32

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2006, all of which were at 100% Qualified Occupancy

For the period ended September 30, 2006 and 2005, Series 32 reflects net loss from Operating Partnerships of $(783,453) and $(835,158), respectively, which includes depreciation and amortization of $1,221,754 and $1,122,571, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 32 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership. Pearlwood Apts sustained minor damage to shingles and roof vents due to Hurricane Katrina. All repairs for Pearlwood Apts were completed on October 17, 2005 and were paid for out of operations. Pecan Manor sustained major damage to shingles, vents, fascia, sheetrock, and wet flooring due to Hurricane Rita. The repairs to the shingles have been completed, and interior and sheetrock repairs are in progress. The partnership has received insurance proceeds totaling $147,694.91. Pineridge Apts sustained major damage to shingles, roof vents, roofs, decking, flooring and fences due to Hurricane Katrina. The carpets, shingles, interior sheetrock, and fence repairs have been completed. The fascia, soffit, and siding repairs are in progress. The investment general partner is trying to ascertain how the operating general partner paid for these repairs. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total. The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Average occupancy through the third quarter of 2006 was 98%. The operating general partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%, however, debt service is still 49% of the property's total income. The operating general partner will continue to attempt to reduce the debt service. The property expended $12,968 of cash through the second quarter of 2006. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy which averaged 76% as the third quarter of 2006. The property suffered cash losses of ($113,684) and ($53,329) for the years 2004 and 2005, respectively. The project's physical appearance and condition is good. Management, however has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies. The operating general partner has engaged four management companies in four years. The most recent management company assumed management in April 2006 and is still sorting out issues created by the previous management companies. To date, the operating general partner has funded all operating deficits. Although an unlimited operating deficit guarantee is still in effect, the operating general partners' ability to fund continued operating deficits is in question.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. Vacancy and concession losses, as well as excessive bad debt, caused this property to operate below breakeven in 2005. The investment general partner visited the property in January 2006, and has since made recommendations to the operating general partner to improve the performance of the property. Occupancy trended upward in the third quarter of 2006 to 96% occupied. Management anticipates occupancy will remain strong through the fourth quarter. The investment general partner will continue to conduct monthly conference calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Martinsville I Limited (Martinsville Apartments) is a 13-apartment project located in

Shelbyville, KY. The property operated at a deficit of ($20,000) in 2005 and has expened over ($7,000) through the third quarter 2006. The average occupancy declined to 78% through the third quarter of 2006 from an average occupancy of 94% in 2005 The decline in average occupancy is due to 6 move outs in the month of August 2006. Expenses in 2005 increased 32% from 2004. Major increases in operating expenses were due to make-ready expenses for vacant units and a large increase in utilities. Operating expenses through the third quarter of 2006 are lower then 2005 levels on an annualized basis. However, with the lower occupancy, the property is still not projected to operate above breakeven in 2006.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005 and in the first two quarters of 2006 due to low rental income, collections loss, and high expenses. With reduced administrative and utility costs in the third quarter of 2006, the property operated above break-even and payables were reduced. The partnership received approval of a 10% rent increase effective January 2006 which added approximately $20,000 to the annual rent revenue. The investment general partner visited the property in March 2006 to view the properties and to meet with the operating general partner and management to discuss issues at the property. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court and has had success in the second quarter in obtaining judgments against six non-paying households. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Other methods of improving collections, including posting payments received in common areas, improving relations with residents, and a proposal to assess property debt and collection charges to residents are also being reviewed and considered. In the fourth quarter 2005, the operating general partner discovered that $24,000 is owed to the partnership for overpayment of taxes on a tax exempt property. Management has requested a refund. Management continues to explore options to reduce utility costs, including tenant education on conservation and applications were filed in the first quarter to a non-profit agency for assistance and grants to cover increased utility expenses. The investment general partner continues to work with the operating general partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

Courtside Housing Associates, Limited Partnership (Courtside Apartments) is a 44-unit property located in Cottonwood, Arizona. The property operated well below breakeven in the third quarter of 2006 due to annualized operating expenses of almost $6,000 per unit. The operating general partner has been proactive and is working closely with the third-party management company to reduce operating expenses, particularly administrative costs, and replenish the property's diminishing replacement reserve account. Although the operating general partner's operating deficit guarantee expired in 2004, they have acknowledged that they will need to fund deficits this year. The mortgage, real estate taxes and insurance payments are all current. The tax credit compliance period ends in 2012.

Series 33

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 33 reflects net loss from Operating Partnerships of $(459,981) and $(324,157), respectively, which includes depreciation and amortization of $614,705 and $462,028, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Average occupancy through the third quarter of 2006 averaged 98%. The operating general partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%, however debt service is still 49% of the property's total income. The operating general partner will continue to attempt to reduce the debt service. The property expended $12,968 of cash through the second quarter of 2006. The mortgage, taxes, insurance and payables are current.

Forest Park Apartments (Stonewall Retirement Village) is a 40 unit development located in Stonewall, LA. The property operated at a deficit of $20,283 in 2005 while maintaining an average occupancy rate of 98%. In the first quarter of 2006, the property's occupancy was 100%, yet the property operated at a deficit due to flat rental rates and increasing operating expenses, including real estate taxes. During the second quarter the property continued to sustain 100% occupancy with a slight increase in revenue. Occupancy declined in the third quarter of 2006, but continues to maintain a high average of 99% for 2006. Third quarter unaudited financials show an increase in rental income due to a much needed $40 per unit rent increase on September 1, 2006, which allowed the property to produce positive cash flow. High occupancy combined with improved efforts by the management company in controlling expenses will help in reducing the operating deficit at year end. The operating general partner has an operating deficit guarantee that is unlimited in time and amount.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. In 2005, occupancy averaged 96% and the property expended $14,215 due to high maintenance and utility expenses. The site was originally a high school, and the high ceilings make the site expensive to heat in the winter months. Through the third quarter of 2006, occupancy averaged 92%. Following the historical trend, seasonal utility and maintenance expenses began to normalize in the warmer months, and the partnership was able to recoup a portion of the cash deficit in the third quarter of 2006. In 2005, the operating general partner advanced money to the partnership to fund the cash deficit. The operating general partner's operating deficit guaranty is unlimited in time and amount.

Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 88% in 2005 and is up to 92% through September 2006. The site manager has been successful in retaining current residents by offering different types of incentives, such as one month free rent and a $50 referral fee. The property is also being advertised in the local newspapers. The taxes and insurance are being properly escrowed and the mortgage is current. The property is currently operating at break-even.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, third quarter 2006 occupancy increased to 99% from the first quarter 2006 average of 94%, and the leasing agent maintains a wait list. Management is now focusing on increasing economic occupancy. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 was reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a kids' club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable are slowly being paid down with operating cash. Mortgage and insurance payments are all current. In the first quarter of 2006, the operating general partner confirmed that taxes would be paid by an affiliate as an advance, but due to funding difficulties, the tax payment remained outstanding. In September 2006, the permanent lender issued a default letter for non-payment of taxes and underfunding the operating reserve account. The operating general partner has paid the outstanding taxes and continues to work with the lender toward a waiver of the operating reserve requirement. As of October 2006, no tax lien has been filed on the property. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Series 34

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 34 reflects net loss from Operating Partnerships of $(516,095) and $(857,923), respectively, which includes depreciation and amortization of $1,054,344 and $1,101,760, respectively. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I, LP (Hillside Club I Apartments), is a 56-unit property located in Petosky, Michigan, which has operated below breakeven as a result of low occupancy, which averaged 83% through Q3 2006. The property suffered cash losses of ($80,898) and ($50,619) for the years 2004 and 2005 respectively. The project's physical appearance and condition is good. Management, however has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies. The operating general partner has engaged four management companies in four years. The most recent management company assumed management in April 2006, and is still sorting out issues created by the previous management companies. To date, the operating general partner has funded all operating deficits. Although an unlimited operating deficit guarantee is still in effect, the operating general partners' ability to fund continued operating deficits is in question.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, third quarter 2006 occupancy increased to 99% from the first quarter 2006 average of 94%, and the leasing agent maintains a wait list. Management is now focusing on increasing economic occupancy. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 was reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a kids' club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable are slowly being paid down with operating cash. Mortgage and insurance payments are all current. In the first quarter of 2006, the operating general partner confirmed that taxes would be paid by an affiliate as an advance, but due to funding difficulties, the tax payment remained outstanding. In September 2006, the permanent lender issued a default letter for non-payment of taxes and underfunding the operating reserve account. The operating general partner has paid the outstanding taxes and continues to work with the lender toward a waiver of the operating reserve requirement. As of October 2006, no tax lien has been filed on the property. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market, which is 21 miles outside of Atlanta. A double murder occurred in the property's parking lot, which led to high turnover. Occupancy was at a low of 65% in August 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Although occupancy has improved significantly, averaging 90% for the first three quarters of 2006, it has slipped in the third quarter to an average of 89% and was at 87% as of September 2006. Revenue over the first eight months of 2006 has increased by 15%. Expenses over the same period have decreased by 14%. The operating general partner continues to honor an operating deficit guarantee that remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 35

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 35 reflects net loss from Operating Partnerships of $(473,655) and $(464,941), respectively, which includes depreciation and amortization of $762,412 and $777,880, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104 unit property located in Dickson, Tennessee. In 2005, the property operated with a 94% occupancy average. In the first and second quarters of 2006, the investment general partner worked with the management company to enhance overall management by improving resident selection and collections. This approach cut bad debt by half as compared to the prior year's average; however, occupancy declined as many non-paying residents were evicted. Occupancy averaged 88% through the second quarter of 2006. Despite the decline in occupancy, the units were recovered quickly and occupancy improved in the third quarter, averaging 96%. The investment general partner will continue to conduct monthly conference calls with management to ensure that the proper controls and procedures are enforced. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty unless the partnership converts to fixed rate permanent financing. The operating general partner is very active in the tax credit business, and has ample incentive and resources to continue supporting deficits.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. Through the third quarter of 2006, the partnership expended annualized cash of $1,175 per unit as a result of high operating expenses, concessions and bad debt. This expenditure represents a reduction of 6% from the 2005 levels. Operating expenses have risen from 2005 levels and exceed the state average by 13% through the third quarter of 2006. This rise in operating expenses has been off-set by a 12% rise in income per unit, which is the result of a significant increase in occupancy levels. Historically, occupancy has been a problem at this property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy averaged 86% in 2005, but has risen to 97% through the third quarter of 2006 as new jobs have brought additional qualified residents to the market. Despite recent increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Due to the competitive nature of the market, it is anticipated that concessions will remain a fixture in the market for some time. Management continues to aggressively market the property through local media and promote community building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. All real estate taxes, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Series 36

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 36 reflects net loss from Operating Partnerships of $(217,274) and $(265,001), respectively, which includes depreciation and amortization of $516,008 and $530,781, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

New Caney Housing II, LP (Garden Gates Apartments) is a 32 unit family property located in New Caney, TX. In 2005 the property operated at 71% occupancy due to increased competition and ineffective site management. The property is in a very competitive market with the competition offering significant specials to retain and increase occupancy rates. There were 250 new affordable units built in the radius of 2 miles from New Caney Housing II within the last year. There were four different managers during that time and some longer than desirable periods between managers. Also, the regional supervisor over the property did a less than effective job. As of December 2005, a new manager and a new regional manager were in place. They both focused on a stronger marketing effort and management has built an incentive based compensation package for the manager which focuses on reducing vacancies, while at the same time increasing collection percentages. In August of 2005, the investment general partner conducted a visit to New Caney II and concluded that the property was in need of substantial exterior capital improvements. In the fourth quarter of 2005 the repairs were completed and property's curb appeal has been greatly improved. Occupancy had rebounded in the fourth quarter of 2005 and increased to 87% through the third quarter of 2006. Operating expenses were in line with the investment general partner's prior year state average expense per unit. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The capital improvements were funded from the replacement reserve.

Series 37

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 37 reflects net loss from Operating Partnerships of $(405,750) and $(310,062), respectively, which includes depreciation and amortization of $898,913 and $669,636, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. Through the third quarter of 2006, the partnership expended annualized cash of $1,175 per unit as a result of high operating expenses, concessions and bad debt. This expenditure represents a reduction of 6% from the 2005 levels. Operating expenses have risen from 2005 levels and exceed the state average by 13% through the third quarter of 2006. This rise in operating expenses has been off-set by a 12% rise in income per unit, which is the result of a significant increase in occupancy levels. Historically, occupancy has been a problem at this property due to competition from low priced town homes nearby and an immature Newnan, GA, affordable housing market. Occupancy averaged 86% in 2005, but has risen to 97% through the third quarter of 2006 as new jobs have brought additional qualified residents to the market. Despite recent increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Due to the competitive nature of the market, it is anticipated that concessions will remain a fixture in the market for some time. Management continues to aggressively market the property through local media and promote community building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. All real estate taxes, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. In 2005, occupancy averaged 96% and the property expended $14,215 due to high maintenance and utility expenses. The site was originally a high school, and the high ceilings make the site expensive to heat in the winter months. Through the third quarter of 2006, occupancy averaged 92%. Following the historical trend, seasonal utility and maintenance expenses began to normalize in the warmer months, and the partnership was able to recoup a portion of the cash deficit in the third quarter of 2006. In 2005, the operating general partner advanced money to the partnership to fund the cash deficit. The operating general partner's operating deficit guaranty is unlimited in time and amount.

Series 38

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2006, all of which were at 100% qualified occupancy.

For the period ended September 30, 2006 and 2005, Series 38 reflects net loss from Operating Partnerships of $(185,266) and $(234,245), respectively, which includes depreciation and amortization of $594,389 and $489,531, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 38 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the operating general partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The operating partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership. Willowbrook II Apts sustained minor damage to carpets, shingles, siding and roof bents due to Hurricane Rita. Carpets were cleaned, roof was repaired for $2,775 and siding & soffit was repaired for $2,500. Exterior repairs were completed on July 13, 2006. All repairs for Willowbrook II Apts will be paid for out of operations. Hammond Place Apts sustained major damage to shingles, roof vents, decking, trees, fences and flooring due to Hurricane Katrina. A tree was removed and all structural damage and sheetrock was repaired. The missing shingles and vents were replaced and all loose vents were secured. The chain link fence was repaired and vinyl siding and fascia metal repair is being replaced for $4,170. The Partnership did not receive insurance proceeds for the damage. The investment general partner is trying to ascertain how the operating general partner paid for the repairs. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

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

Series 39

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 39 reflects net loss from Operating Partnerships of $(342,389) and $(383,635), respectively, which includes depreciation and amortization of $543,321 and $405,369, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December, 2005 occupancy declined slightly to 91% and remained at that level through first quarter of 2006. However, operations improved in the second and third quarters of 2006, with average occupancy averaging 92%. The site manager continues to implement resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. The property continues to operate above breakeven and taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with Sterling Management staff to review progress. The property is expected to maintain, at least, above 90% occupancy and breakeven operations through 2006.

Series 40

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2006, all of which at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 40 reflects net loss from Operating Partnerships of $(351,432) and $(394,560), respectively, which includes depreciation and amortization of $692,198 and $728,074, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December, 2005 occupancy declined slightly to 91% and remained at that level through first quarter of 2006. However, operations improved in the second and third quarters of 2006, with average occupancy averaging 92%. The site manager continues to implement resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. The property continues to operate above breakeven and taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with Sterling Management staff to review progress. The property is expected to maintain, at least, above 90% occupancy and breakeven operations through 2006.

Series 41

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2006 all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 41 reflects net loss from Operating Partnerships of $(773,845) and $(656,360), respectively, which includes depreciation and amortization of $964,189 and $971,660, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process scheduled for this fall.

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

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment general partner were $512,415, all of which were allocated to Series 20. Annual losses generated by the Operating Partnership, which were applied against the investment general partner's investment in the operating partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner's investment in the operating partnership to zero.

Accordingly, no gain or loss on the sale of the investment general partner interest has been recorded.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market's saturation with moderate income properties and the operating general partner's inability to identify and maintain consistent management at the site and regional levels. The site management and maintenance positions experienced significant turnover in 2005. Occupancy averaged 88% in 2005 and stood at 81% in December 2005. During the fourth quarter of 2005, the operating general partner informed the investment general partner that it was unwilling to continue funding operating deficits. Starting in October 2005, the partnership defaulted on its mortgage payments resulting in default and acceleration notices from the lender.

In April 2006, the lender to the first phase of the project (Brookstone I) initiated foreclosure on that phase, creating a high level of uncertainty among the tenants of both phases. As a result, Brookstone II's occupancy has dropped to approximately 65% as of the third quarter of 2006.

In May 2006, the lender to Brookstone II indicated that it too intends to proceed with foreclosure and advertised a foreclosure sale for June 2006. The investment general partners' analysis indicated that the costs of maintaining the property outweighed the benefits of receiving the remaining tax credits and determined that it was in the best interest of the investment general partner to forfeit the property if the lender refused to restructure the debt. The foreclosure sale took place on August 17, 2006, with the lender bidding in the property for the amount of the debt. There is a 6 month redemption period during which the partnership may redeem the property from foreclosure.

After the foreclosure sale, the new operating general partner (Premier Management) expressed interest in taking control of Brookstone II as well. Premier reached agreement with the lender to repay the bank in full during the redemption period and provided an LOI contemplating the transfer of the operating general partner and investment general partner interests to Premier and a new investor/limited partner respectively. Although under the contemplated transaction, the existing investment general partner will not receive significant consideration for the transfer of its interest (and future tax credits) to the new investor, the existing investment general partner will be able to avoid recapture at no cost to itself, because the new entity has agreed both to keep the property affordable and to provide a recapture bond for the benefit of the existing investment general parnter. The investment general partner believes this transaction, if it can be closed, represents a significant improvement over what will otherwise occur, as it would avoid recapture of credits.

Rural Housing Partners of Mendota, LP (Northline Terrace), is a 24 unit family property located in Mendota, IL. In 2005, the property had an average occupancy of 82%. Through the third quarter 2006 occupancy averaged 85% and the property is operating below breakeven. Occupancy issues at the property stem from a lack of qualified applicants in the area. Management has increased advertising in the hope of reaching a new audience that was unaware of the complex. Also, management contacts the local county and community agencies bi-weekly in an effort to obtain new tenants. The investment general partner will continue to work with the operating general partner to stabilize operations. The mortgage, property taxes, and insurance are current.

Cascade Commons, LP (Cascades Crossing) is a 320-unit affordable multifamily development located in Sterling, Va., a suburb of Washington, D.C. The operating general partner refinanced the existing mortgage, increasing debt from $14,985,000 to $23,000,000. The operating general partner, as part of the approval process, conceded a priority return of equity and a 50/50 cash flow split (after accounting for the incentive management fee), in exchange for a $5,000,000 priority return of equity paid upon the refinancing of the property, a 30% share of future cash flow, and a 30% share of future capital proceeds. In addition, exit language was negotiated into the Partnership Agreement to allow the investment general partner, at its discretion, to exit the partnership upon expiration of the compliance period. Upon completion of the refinance, the investment general partner was paid $5,429,737 in refinance proceeds and estimated cash flow through 2004. The balance of the proceeds were paid to other investment general partners, one of which is affiliated and one of which is non-affiliated with the investment general partner. The amount received by each investment general partner was based on their percentage ownership in the Partnership. Of the remaining proceeds, the net distribution to investors was approximately $139,000. This represented a per BAC distribution of $.05. The total return to the investors was distributed based on the number of BAC's held by each investor. The remaining proceeds will be retained to improve the Series reserves, and in the event that the cash flow estimate was overstated, to make a cash flow reimbursement back to the Partnership. Occupancy averaged 97% through the third quarter of 2006.

Series 42

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2006. Out of the total 22 were at 100% Qualified Occupancy. The series also had 1 property under construction at September 30, 2006.

For the period ended September 30, 2006 and 2005, Series 42 reflects net loss from Operating Partnerships of $(520,122) and $(382,153), respectively, which includes depreciation and amortization of $884,421 and $962,746, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process scheduled for this fall.

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

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. Seventy-five percent of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the operating general partners was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting operating general partner was replaced with a new operating general partner. The new operating general partner has significant resources and experience in real estate and contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current. The occupancy for the third quarter of 2006 was 98% and average 2006 year to date occupancy is 94%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property is operating at a deficit. A reduction in the monthly insurance premium took effect in April 2006. With this reduction, the property generated cash for the months of April and May. The property expended cash in the third quarter of 2006; however, this is largely due to management performing significant capital improvements to continue to attract new residents and payment of a debt refinancing deposit.

The operating general partner and the new management team continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the operating general partner has not caused the partnership to fund the replacement reserve account, which currently has a $0 balance. The operating general partner is trying to refinance the debt at a lower interest rate. If successful, the refinance should result in significant improvements in operations and adequate funding of the replacement reserve. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the partnership to meet operating deficits.

HS Housing, LP (Helios Station Apartments), is a 30 unit family property located in Lafayette, CO. On May 1, 2006 the investment general partner was informed that the housing authority issued an IRS Form 8823 for an unqualified unit due to student status. In July of 2006 the housing authority issued a "corrected" IRS Form 8823 stating that the non-compliance issue had been corrected. The one unit was out of compliance from June of 2005 through May of 2006. Although the property generated $454 per unit in 2005, it suffered from declining occupancy and high operating expenses. Occupancy averaged 92% in 2005, but closed the year at 83% in December 2005, while per unit operating expenses were 35% higher than the state average. Operations through the third quarter of 2006 yielded an annualized expenditure of $3,067 per unit, due to continued high operating expenses and low occupancy. Occupancy has averaged 81% through the third quarter of 2006. Over the same period, annualized operating expenses increased due to rising utilities and very high maintenance costs and closed the quarter 100% higher than the state average. The investment general partner will work with management to improve resident recruitment and retention and to control operating expenses. A new site manager with a favorable track record at another nearby property took over management responsibilities at Helios Station during the third quarter of 2006 and is working to fill vacant units and manage expenses. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The operating general partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in June 2005. Since the new management has taken over, operations have improved through the fourth quarter of 2005 with average occupancy of 87%, however, the property was not able to breakeven. In the first quarter of 2006, average physical occupancy further improved to 96%. However, in the second quarter 2006, due to some eviction, average occupancy decreased to 87%. In the third quarter average physical occupancy further decreased to 86%. According the operating general partner, the occupancy downturn is the result of natural cycles that was noticed from time to time at the properties. Physical occupancy is expected to stabilize activity in the fourth quarter 2006. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The property also received funds from the vendor for re-signing the contract.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the third quarter of 2006 was 95%. The property is operating below breakeven due to high operating costs.

The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer's report issued in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; and metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. Several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The operating general partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2006, $111,300 in repairs were included in the budget to address the structural issues; however, to date the high operating expenses are not allowing for the cash to be available to make the improvements. A soil test was completed in September 2006 to address the shifting buildings. Once the results from the soil test are received, the operating general partner will determine what course of action needs to be taken to fix the shifting buildings. The operating general partner has stated they fund the cost of necessary repairs to the foundations and buildings once the proper course of action is determined. The investment general partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the operating general partner are ongoing. The investment general partner will continue to work with the operating general partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100 unit senior property located in St. Louis, MO. The partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. Through the third quarter of 2006, operating expenses have been brought in line with the state average. Operating expenses continue to be driven by administrative, maintenance and utilities expenses, and bad debt. The investment general partner continues to work with management to sustain reductions in administrative and maintenance costs, to improve collections, and to promote energy efficient practices. Decreased operating expenses have allowed the partnership to generate annualized cash of $36 per unit through the third quarter of 2006. All real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits in unlimited in time and amount.

Wingfield Apartments II (Wingfield Apartments Partnership II) is a 42 unit development located in Kinder, Louisiana, approximately 130 miles from Baton Rouge. The property suffered from an inability to meet projected rents in its rural marketplace, resulting in expended cash of ($35,000) in 2005. Occupancy has improved in 2006 with an average of 99% through three quarters of 2006. Effective September 1, 2006, the property received a much needed rent increase. After reviewing the 2006 unaudited financials, the property is expected to operate with a deficit similar to the 2005 audited results. Operating expenses have continued to run higher than state average thus reducing the possibility of the property reaching break even status in 2006. Management will need to control expenses and continue to sustain high occupancy averages in order to reduce the year end cash deficit.

Series 43

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2006. Out of the total 22 were at 100% Qualified Occupancy. The series also had 1 property under construction at September 30, 2006.

For the period ended September 30, 2006 and 2005, Series 43 reflects net loss from Operating Partnerships of $(698,610) and $(687,403), respectively, which includes depreciation and amortization of $1,277,877 and $1,246,302, respectively. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process scheduled for this fall.

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

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. Seventy-five percent of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the operating general partners was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting operating general partner was replaced with a new operating general partner. The new operating general partner has significant resources and experience in real estate and contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current. The occupancy for the third quarter of 2006 was 98% and average 2006 year to date occupancy is 94%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property is operating at a deficit. A reduction in the monthly insurance premium took effect in April 2006. With this reduction, the property generated cash for the months of April and May. The property expended cash in the third quarter of 2006; however, this is largely due to management performing significant capital improvements to continue to attract new residents and payment of a debt refinancing deposit.

The operating general partner and the new management team continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the operating general partner has not caused the partnership to fund the replacement reserve account, which currently has a $0 balance. The operating general partner is trying to refinance the debt at a lower interest rate. If successful, the refinance should result in significant improvements in operations and adequate funding of the replacement reserve. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the partnership to meet operating deficits.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24 unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties which offer Section 8 subsidies. Historically, management has had difficulty qualifying prospective residents. Throughout the third quarter 2006, physical occupancy has decreased to 80%. Marketing efforts continue and include one month rental concessions, move-in specials, and application fee waivers. Operating expenses are higher than average due to maintenance costs, as well as an increase in advertising and payroll expenses. Further, economic occupancy remains low due to rental concessions. Although the replacement reserve is underfunded, the partnership is funding under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's Operating Deficit Guaranty is in effect through February 2009, with a funding limit of $200,000. To date, the operating general partner has funded $11,800, of which $10,600 was funded in 2005. The remaining deficit has been funded from cash and accrued management fees.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38 unit property located in Natchez, MS. The operating partnership has operated below breakeven since 2004. A new regional manager for the operating general partner was hired in August 2005. The regional manager found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues in order to improve operation, they discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial in the near future. The regional manager has instituted a number of policy changes in order to better control operations. In addition to changes in rent collection, supply purchases, and maintenance expenses, the operating general partner now performs background checks on prospective employees. Due to some deaths at the property in the third quarter 2006 occupancy dropped to 77%. Recent newspaper advertisement has improved traffic and occupancy has is expected to increase in fourth quarter to 95%. The regional manager believes that with the implemented changes the property will begin to operate at breakeven in the first quarter 2007. The investment general partner will continue to work with the operating general partner in an effort to bring operations above breakeven.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005 and in the first two quarters of 2006 due to low rental income, collections loss, and high expenses. With reduced administrative and utility costs in the third quarter of 2006, the property operated above break-even and payables were reduced. The partnership received approval of a 10% rent increase effective January 2006 which added approximately $20,000 to the annual rent revenue. The investment general partner visited the property in March 2006 to view the property and to meet with the general partner and management to discuss issues at the property. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court and has had success in the second quarter in obtaining judgments against six non-paying households. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Other methods of improving collections, including posting payments received in common areas, improving relations with residents, and a proposal to assess property debt and collection charges to residents, are also being reviewed and considered. In the fourth quarter 2005, the operating general partner discovered that $24,000 is owed to the partnership for overpayment of taxes on a tax exempt property. Management has requested a refund. Management continues to explore options to reduce utility costs, including tenant education on conservation and applications were filed in the first quarter to a non-profit agency for assistance and grants to cover increased utility expenses. The investment general partner continues to work with the operating general partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

Series 44

As of September 30, 2006 and 2005, the average Qualified Occupancy was 98.9% and 100%, respectively. The series had a total of 10 properties at September 30, 2006. Out of the total, 9 were at 100% Qualified Occupancy. The series also had 1 property in active lease up at September 30, 2006.

For the period ended September 30, 2006 and 2005, Series 44 reflects net loss from Operating Partnerships of $(596,089) and $(347,271), respectively, which includes depreciation and amortization of $836,780 and $695,034, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 45

As of September 30, 2006 and 2005, the average Qualified Occupancy was 100% and 98.8%, respectively. The series had a total of 31 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 45 reflects net loss from Operating Partnerships of $(724,871) and $(329,765), respectively, which includes depreciation and amortization of $1,296,599 and $667,600 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72 unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market's saturation with moderate income properties and the operating general partner's inability to identify and maintain consistent management at the site and regional levels. The site management and maintenance positions experienced significant turnover in 2005. Occupancy averaged 88% in 2005 and stood at 81% in December 2005. During the fourth quarter of 2005, the operating general partner informed the investment general partner that it was unwilling to continue funding operating deficits. Starting in October 2005, the partnership defaulted on its mortgage payments resulting in default and acceleration notices from the lender.

In April 2006, the lender to the first phase of the project (Brookstone I) initiated foreclosure on that phase, creating a high level of uncertainty among the tenants of both phases. As a result, Brookstone II's occupancy has dropped to approximately 65% as of the third quarter of 2006.

In May 2006, the lender to Brookstone II indicated that it too intends to proceed with foreclosure and advertised a foreclosure sale for June 2006. The investment general partners' analysis indicated that the costs of maintaining the property outweighed the benefits of receiving the remaining tax credits and determined that it was in the best interest of the investment general partner to forfeit the property if the lender refused to restructure the debt. The foreclosure sale took place on August 17, 2006, with the lender bidding in the property for the amount of the debt. There is a 6 month redemption period during which the partnership may redeem the property from foreclosure.

After the foreclosure sale, the new operating general partner (Premier Management) expressed interest in taking control of Brookstone II as well. Premier reached agreement with the lender to repay the bank in full during the redemption period and provided an LOI contemplating the transfer of the operating general partner and investment general partner interests to Premier and a new investor/limited partner respectively. Although under the contemplated transaction, the existing investment general partner will not receive significant consideration for the transfer of its interest (and future tax credits) to the new investor, the existing investment general partner will be able to avoid recapture at no cost to itself, because the new entity has agreed both to keep the property affordable and to provide a recapture bond for the benefit of the existing investment general parnter. The investment general partner believes this transaction, if it can be closed, represents a significant improvement over what will otherwise occur, as it would avoid recapture of credits.

Childress Apartments LTD, (Fairview Manor Apartments) is a 48 unit development located in Childress, TX. The property operated at a deficit of ($26,421) in 2005. The property achieved 88% occupancy as of the end of third quarter of 2006, from an average occupancy of 74% in 2005. If occupancy can sustain at current levels the property will begin to function as a more viable asset. The operating general partner continues to fund all deficits.

Harbet Avenue, LP (William B. Quarton Place) is a 28 unit family property located in Cedar Rapids, Iowa. The investment general partner has learned that during 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. The operating general partner is a not-for-profit organization that was experiencing financial difficulties. The accounting manager was able to make the monetary transfers due to a lack of oversight from the interim director. The accounting manager was fired in March 2005. The operating general partner has hired a new executive director and implemented steps to ensure that this cannot happen in the future. In order to repay the funds back to the partnership, the Board of the not-for-profit has formed a Property Options Committee to review all of their assets for a potential sale. Proceeds from the sale of properties and from unrestricted donations will be targeted for the refunding of the partnership accounts. The Board has begun negotiating a sale of one of their largest multi-family residential properties and is currently working with their attorneys to establish a timeline for the sale. Through the end of 2005, $20,825 has been repaid to the partnership, leaving a balance of $121,934. Payments through September 2006 total $63,785 with the balance remaining of $58,549. The operating general partner will continue to repay approximately $2,000 monthly through returned management fees, facilitator charges, and cash contributions while exploring other options of funding this liability. Representatives of the investment general partner visited the site and met with the new Executive Director of the not-for-profit organization. The property shows well and is currently operating above breakeven. A default notice was sent to the operating general partner on September 1, 2005. The default notice was followed up by a demand letter sent to the operating general partner in July 2006. The investment general partner is working with attorneys to determine the best way to ensure the funds are restored to the Partnership in a prompt manner.

Series 46

As of September 30, 2006 and 2005, the average Qualified Occupancy was 97.4% and 100%, respectively. The series had a total of 14 properties at September 30, 2006. Out of the total, 13 were at 100% Qualified Occupancy. The series also had 1 property in active lease up at September 30, 2006.

For the period ended September 30, 2006 and 2005, Series 46 reflects net loss from Operating Partnerships of $(276,780) and $(67,864), respectively, which includes depreciation and amortization of $563,858 and $389,633, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Panola Apartments (Panola Housing, Ltd) is a 32 unit development located in Carthage, Texas. The property operated at a deficit of ($26,152) in 2005. Occupancy has been strong averaging 98% in 2005 and 99% through the third quarter of 2006. Upon review of the third quarter unaudited financial information, it appears as though the property's performance will be similar to 2005 year end audited results. Operating expenses still appear to be above state averages and rental income does not show any apparent improvement. HUD provides Panola with rental assistance and therefore rents are also controlled by HUD. Since HUD has not allowed a rent increase, management will need to find ways to reduce operating expenses in order for the property to diminish the operating deficit heading into year end 2006. The general partner has an operating deficit guarantee that is unlimited in time and amount.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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