Form 10-Q
period 2006-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2007-02-23
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006
or
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

                   (617) 624-8900

(Registrant's telephone number, including area code)

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital	87-101
Statements of Cash Flows	102-129
Notes to Financial Statements	130-163

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	164-212

Item 3. Quantitative and Qualitative Disclosures About Market Risk	213

Item 4. Controls and Procedures	213

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	214

Item 1A. Risk Factors	214

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	214

Item 3. Defaults Upon Senior Securities	214

Item 4. Submission of Matters to a Vote of Security Holders	214

Item 5. Other Information	214

Item 6. Exhibits	214

Signatures	215

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$289,916,280	$307,258,793

OTHER ASSETS
Cash and cash equivalents	10,994,828	11,837,413
Investments	-	2,556,017
Notes receivable	2,136,090	2,714,233
Acquisition costs net	33,033,910	34,090,520
Other assets	2,255,354	2,044,932

	$338,336,462	$360,501,908

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$51,792	$61,961
Accounts payable affiliates	34,393,359	30,288,894
Capital contributions payable	5,775,630	7,887,559

	40,220,781	38,238,414

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding	302,300,745	326,207,079
General Partner	(4,185,064)	(3,943,585)

	298,115,681	322,263,494

	$338,336,462	$360,501,908

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$495,224	$1,039,598

OTHER ASSETS
Cash and cash equivalents	337,415	802,957
Investments	-	-
Notes receivable	-	-
Acquisition costs net	70,551	73,230
Other assets	26,773	43,325

	$929,963	$1,959,110

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,635,250	2,973,288
Capital contributions payable	-	-

	2,635,250	2,973,288

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding	(1,379,983)	(695,785)
General Partner	(325,304)	(318,393)

	(1,705,287)	(1,014,178)

	$929,963	$1,959,110

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$373,040	$507,276

OTHER ASSETS
Cash and cash equivalents	19,991	60,403
Investments	-	-
Notes receivable	236,476	236,476
Acquisition costs net	38,589	40,054
Other assets	280,232	280,232

	$948,328	$1,124,441

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,448,930	1,279,550
Capital contributions payable	236,479	236,479

	1,685,409	1,516,029

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding	(567,758)	(225,720)
General Partner	(169,323)	(165,868)

	(737,081)	(391,588)

	$948,328	$1,124,441

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$979,715	$1,125,992

OTHER ASSETS
Cash and cash equivalents	174,627	170,119
Investments	-	-
Notes receivable	-	-
Acquisition costs net	121,261	125,866
Other assets	5,437	5,437

	$1,281,040	$1,427,414

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,469,640	2,278,697
Capital contributions payable	18,770	20,270

	2,488,410	2,298,967

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding	(976,215)	(643,756)
General Partner	(231,155)	(227,797)

	(1,207,370)	(871,553)

	$1,281,040	$1,427,414

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,975,020	$2,647,858

OTHER ASSETS
Cash and cash equivalents	90,840	84,479
Investments	-	-
Notes receivable	-	-
Acquisition costs net	180,332	187,180
Other assets	6,135	6,135

	$2,252,327	$2,925,652

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,975,203	1,795,005
Capital contributions payable	-	-

	1,975,203	1,795,005

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding	559,199	1,404,187
General Partner	(282,075)	(273,540)

	277,124	1,130,647

	$2,252,327	$2,925,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,287,877	$1,590,415

OTHER ASSETS
Cash and cash equivalents	176,772	172,640
Investments	-	-
Notes receivable	-	-
Acquisition costs net	201,541	209,194
Other assets	201,640	201,640

	$1,867,830	$2,173,889

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$678
Accounts payable affiliates	1,970,486	1,799,684
Capital contributions payable	9,999	9,999

	1,981,163	1,810,361

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding	73,099	545,191
General Partner	(186,432)	(181,663)

	(113,333)	363,528

	$1,867,830	$2,173,889

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,782,144	$7,307,685

OTHER ASSETS
Cash and cash equivalents	318,007	263,159
Investments	-	-
Notes receivable	-	-
Acquisition costs net	202,403	210,089
Other assets	40,320	40,320

	$7,342,874	$7,821,253

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$978
Accounts payable affiliates	1,795,917	1,606,410
Capital contributions payable	61,733	61,733

	1,858,628	1,669,121

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding	5,686,848	6,348,055
General Partner	(202,602)	(195,923)

	5,484,246	6,152,132

	$7,342,874	$7,821,253

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,507,280	$10,433,834

OTHER ASSETS
Cash and cash equivalents	297,654	285,372
Investments	-	-
Notes receivable	129,062	129,062
Acquisition costs net	359,207	371,885
Other assets	28,478	28,478

	$10,321,681	$11,248,631

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$90	$90
Accounts payable affiliates	3,036,390	2,760,320
Capital contributions payable	29,490	29,490

	3,065,970	2,789,900

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding	7,523,407	8,714,397
General Partner	(267,696)	(255,666)

	7,255,711	8,458,731

	$10,321,681	$11,248,631

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,549,810	$9,322,441

OTHER ASSETS
Cash and cash equivalents	111,535	116,714
Investments	-	-
Notes receivable	-	-
Acquisition costs net	295,198	306,408
Other assets	104,014	104,014

	$9,060,557	$9,849,577

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,222,126	1,985,723
Capital contributions payable	39,749	39,749

	2,261,875	2,025,472

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding	6,937,142	7,952,311
General Partner	(138,460)	(128,206)

	6,798,682	7,824,105

	$9,060,557	$9,849,577

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,303,622	$14,091,283

OTHER ASSETS
Cash and cash equivalents	386,949	433,154
Investments	-	-
Notes receivable	-	-
Acquisition costs net	65,187	67,662
Other assets	2,595	2,595

	$13,758,353	$14,594,694

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	334,703	159,116
Capital contributions payable	40,968	40,968

	375,671	200,084

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding	13,592,603	14,594,412
General Partner	(209,921)	(199,802)

	13,382,682	14,394,610

	$13,758,353	$14,594,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,327,572	$10,142,930

OTHER ASSETS
Cash and cash equivalents	227,251	134,976
Investments	-	134,706
Notes receivable	-	-
Acquisition costs net	65,347	67,831
Other assets	573	573

	$9,620,743	$10,481,016

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,475,222	1,261,737
Capital contributions payable	45,783	45,783

	1,521,005	1,307,520

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding	8,357,388	9,420,408
General Partner	(257,650)	(246,912)

	8,099,738	9,173,496

	$9,620,743	$10,481,016

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,743,251	$8,375,824

OTHER ASSETS
Cash and cash equivalents	364,845	412,161
Investments	-	-
Notes receivable	-	-
Acquisition costs net	419,418	435,347
Other assets	19,167	-

	$8,546,681	$9,223,332

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$12,907	$-
Accounts payable affiliates	733,249	626,247
Capital contributions payable	127,396	127,396

	873,552	753,643

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding	7,823,455	8,612,049
General Partner	(150,326)	(142,360)

	7,673,129	8,469,689

	$8,546,681	$9,223,332

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,858,967	$12,900,025

OTHER ASSETS
Cash and cash equivalents	126,462	128,337
Investments	-	-
Notes receivable	570,454	570,454
Acquisition costs net	-	-
Other assets	134,137	134,137

	$12,690,020	$13,732,953

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	960,480	662,400
Capital contributions payable	611,150	611,150

	1,571,630	1,273,550

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding	11,386,465	12,714,068
General Partner	(268,075)	(254,665)

	11,118,390	12,459,403

	$12,690,020	$13,732,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$16,386,416	$17,553,871

OTHER ASSETS
Cash and cash equivalents	316,347	386,782
Investments	-	-
Notes receivable	46,908	46,908
Acquisition costs net	600,476	623,273
Other assets	312,486	312,486

	$17,662,633	$18,923,320

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,490,853	1,292,198
Capital contributions payable	484,756	484,756

	1,975,609	1,776,954

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding	15,936,514	17,381,263
General Partner	(249,490)	(234,897)

	15,687,024	17,146,366

	$17,662,633	$18,923,320

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,621,798	$10,309,424

OTHER ASSETS
Cash and cash equivalents	257,809	197,136
Investments	-	-
Notes receivable	-	32,300
Acquisition costs net	538,775	559,233
Other assets	125,000	125,000

	$10,543,382	$11,223,093

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	945,767	815,294
Capital contributions payable	194,154	194,154

	1,139,921	1,009,448

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding	9,535,207	10,337,289
General Partner	(131,746)	(123,644)

	9,403,461	10,213,645

	$10,543,382	$11,223,093

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,759,176	$13,515,476

OTHER ASSETS
Cash and cash equivalents	95,556	124,985
Investments	-	-
Notes receivable	-	-
Acquisition costs net	856,244	888,761
Other assets	-	-

	$13,710,976	$14,529,222

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,696,480	1,476,583
Capital contributions payable	8,244	8,244

	1,704,724	1,484,827

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding	12,186,580	13,214,342
General Partner	(180,328)	(169,947)

	12,006,252	13,044,395

	$13,710,976	$14,529,222

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,586,432	$14,288,223

OTHER ASSETS
Cash and cash equivalents	421,862	481,041
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,426,504	2,518,655
Other assets	14,109	14,109

	$16,448,907	$17,302,028

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	743,172	611,902
Capital contributions payable	163,782	163,782

	906,954	775,684

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding	15,668,558	16,643,105
General Partner	(126,605)	(116,761)

	15,541,953	16,526,344

	$16,448,907	$17,302,028

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,235,615	$9,558,174

OTHER ASSETS
Cash and cash equivalents	97,262	79,450
Investments	-	-
Notes receivable	-	-
Acquisition costs net	1,666,117	1,729,387
Other assets	3,061	3,061

	$11,002,055	$11,370,072

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,122,774	993,893
Capital contributions payable	-	-

	1,122,774	993,893

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding	9,959,152	10,451,081
General Partner	(79,871)	(74,902)

	9,879,281	10,376,179

	$11,002,055	$11,370,072

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,371,089	$11,987,598

OTHER ASSETS
Cash and cash equivalents	361,125	268,593
Investments	-	-
Notes receivable	-	67,239
Acquisition costs net	1,867,404	1,934,893
Other assets	81,235	81,235

	$13,680,853	$14,339,558

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	861,883	723,235
Capital contributions payable	138,438	138,438

	1,000,321	861,673

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding	12,769,290	13,558,669
General Partner	(88,758)	(80,784)

	12,680,532	13,477,885

	$13,680,853	$14,339,558

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,504,987	$12,865,213

OTHER ASSETS
Cash and cash equivalents	271,822	193,474
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,133,801	2,205,726
Other assets	4,875	4,875

	$14,915,485	$15,269,288

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$406	$-
Accounts payable affiliates	919,123	784,873
Capital contributions payable	-	-

	919,529	784,873

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issued and outstanding	14,074,281	14,557,855
General Partner	(78,325)	(73,440)

	13,995,956	14,484,415

	$14,915,485	$15,269,288

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,933,148	$11,473,299

OTHER ASSETS
Cash and cash equivalents	356,604	368,313
Investments	-	-
Notes receivable	-	-
Acquisition costs net	1,975,110	2,040,945
Other assets	-	-

	$13,264,862	$13,882,557

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	856,099	782,919
Capital contributions payable	-	-

	856,099	782,919

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding	12,481,117	13,165,083
General Partner	(72,354)	(65,445)

	12,408,763	13,099,638

	$13,264,862	$13,882,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$14,118,935	$14,641,314

OTHER ASSETS
Cash and cash equivalents	190,973	216,126
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,410,944	2,487,742
Other assets	9,873	37,381

	$16,730,725	$17,382,563

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$36,733
Accounts payable affiliates	1,316,329	1,194,877
Capital contributions payable	8,694	8,694

	1,361,756	1,240,304

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding	15,440,222	16,205,779
General Partner	(71,253)	(63,520)

	15,368,969	16,142,259

	$16,730,725	$17,382,563

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,439,996	$12,365,495

OTHER ASSETS
Cash and cash equivalents	8,115	83,998
Investments	-	-
Notes receivable	-	-
Acquisition costs net	2,628,347	2,714,999
Other assets	18,034	18,034

	$14,094,492	$15,182,526

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$16,522
Accounts payable affiliates	1,544,706	1,266,487
Capital contributions payable	100	80,566

	1,544,806	1,363,575

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding	12,673,359	13,929,931
General Partner	(123,673)	(110,980)

	12,549,686	13,818,951

	$14,094,492	$15,182,526

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$14,933,867	$15,197,400

OTHER ASSETS
Cash and cash equivalents	483,134	971,373
Investments	-	-
Notes receivable	666,564	494,442
Acquisition costs net	2,709,803	2,772,969
Other assets	67,969	67,969

	$18,861,337	$19,504,153

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	748,424	547,004
Capital contributions payable	775,421	613,343

	1,523,845	1,160,347

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding	17,405,055	18,401,306
General Partner	(67,563)	(57,500)

	17,337,492	18,343,806

	$18,861,337	$19,504,153

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$19,371,369	$19,990,185

OTHER ASSETS
Cash and cash equivalents	767,696	189,255
Investments	-	-
Notes receivable	186,626	837,352
Acquisition costs net	3,523,676	3,622,795
Other assets	104,439	261,996

	$23,953,806	$24,901,583

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	765,405	611,452
Capital contributions payable	490,522	399,811

	1,255,927	1,011,263

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding	22,792,422	23,972,939
General Partner	(94,543)	(82,619)

	22,697,879	23,890,320

	$23,953,806	$24,901,583

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$15,813,614	$16,680,157

OTHER ASSETS
Cash and cash equivalents	1,105,614	1,356,192
Investments	-	228,762
Notes receivable	-	-
Acquisition costs net	2,491,168	2,567,428
Other assets	196,604	-

	$19,607,000	$20,832,539

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	138,526	-
Capital contributions payable	781,022	1,014,622

	919,548	1,014,622

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding	18,738,026	19,857,186
General Partner	(50,574)	(39,269)

	18,687,452	19,817,917

	$19,607,000	$20,832,539

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 45

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$25,585,694	$26,768,832

OTHER ASSETS
Cash and cash equivalents	1,572,445	1,167,018
Investments	-	1,046,688
Notes receivable	300,000	300,000
Acquisition costs net	2,990,091	3,081,642
Other assets	268,168	267,543

	$30,716,398	$32,631,723

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$6,960
Accounts payable affiliates	119,527	-
Capital contributions payable	918,437	1,437,480

	1,037,964	1,444,440

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding	29,735,311	31,229,072
General Partner	(56,877)	(41,789)

	29,678,434	31,187,283

	$30,716,398	$32,631,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 46

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$20,070,622	$20,578,971

OTHER ASSETS
Cash and cash equivalents	2,056,116	2,689,206
Investments	-	1,145,861
Notes receivable	-	-
Acquisition costs net	2,196,416	2,247,326
Other assets	200,000	4,357

	$24,523,154	$26,665,721

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	66,695	-
Capital contributions payable	590,543	2,120,652

	657,238	2,120,652

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding	23,890,001	24,562,362
General Partner	(24,085)	(17,293)

	23,865,916	24,545,069

	$24,523,154	$26,665,721

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$107,350	$197,792
Other income	64,403	56,708

	171,753	254,500

Share of loss from Operating Partnerships(Note D)	(5,669,553)	(5,548,996)

Expenses
Professional fees	178,305	97,751
Fund management fee (Note C)	1,700,407	1,692,918
Amortization	402,331	408,448
General and administrative expenses	231,437	297,581

	2,512,480	2,496,698

NET INCOME (LOSS)	$(8,010,280)	$(7,791,194)

Net income (loss) allocated to limited partners	$(7,930,179)	$(7,713,282)

Net income (loss) allocated to general partner	$(80,101)	$(77,912)

Net income (loss) per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2006	2005

Income
Interest income	$3,000	$4,876
Other income	300	-

	3,300	4,876

Share of loss from Operating Partnerships(Note D)	(96,828)	(64,824)

Expenses
Professional fees	4,878	4,494
Fund management fee (Note C)	81,538	86,097
Amortization	893	893
General and administrative expenses	9,876	11,562

	97,185	103,046

NET INCOME (LOSS)	$(190,713)	$(162,994)

Net income (loss) allocated to limited partners	$(188,806)	$(161,364)

Net income (loss) allocated to general partner	$(1,907)	$(1,630)

Net income (loss) per BAC	$(.05)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2006	2005

Income
Interest income	$269	$71
Other income	900	1,121

	1,169	1,192

Share of loss from Operating Partnerships(Note D)	(27,031)	(59,956)

Expenses
Professional fees	11,406	2,183
Fund management fee (Note C)	55,534	49,844
Amortization	488	488
General and administrative expenses	6,889	7,344

	74,317	59,859

NET INCOME (LOSS)	$(100,179)	$(118,623)

Net income (loss) allocated to limited partners	$(99,177)	$(117,437)

Net income (loss) allocated to general partner	$(1,002)	$(1,186)

Net income (loss) per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2006	2005

Income
Interest income	$1,301	$241
Other income	14,684	725

	15,985	966

Share of loss from Operating Partnerships(Note D)	(51,892)	(139,644)

Expenses
Professional fees	5,970	2,231
Fund management fee (Note C)	59,642	56,273
Amortization	1,535	1,535
General and administrative expenses	8,716	8,990

	75,863	69,029

NET INCOME (LOSS)	$(111,770)	$(207,707)

Net income (loss) allocated to limited partners	$(110,652)	$(205,630)

Net income (loss) allocated to general partner	$(1,118)	$(2,077)

Net income (loss) per BAC	$(.04)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2006	2005

Income
Interest income	$413	$98
Other income	14,084	801

	14,497	899

Share of loss from Operating Partnerships(Note D)	(260,711)	(255,695)

Expenses
Professional fees	4,629	2,056
Fund management fee (Note C)	50,239	54,877
Amortization	2,283	2,283
General and administrative expenses	9,664	10,293

	66,815	69,509

NET INCOME (LOSS)	$(313,029)	$(324,305)

Net income (loss) allocated to limited partners	$(309,899)	$(321,062)

Net income (loss) allocated to general partner	$(3,130)	$(3,243)

Net income (loss) per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2006	2005

Income
Interest income	$1,010	$186
Other income	-	-

	1,010	186

Share of loss from Operating Partnerships(Note D)	(104,650)	(106,149)

Expenses
Professional fees	4,706	2,055
Fund management fee (Note C)	56,209	51,651
Amortization	2,551	2,551
General and administrative expenses	7,217	7,862

	70,683	64,119

NET INCOME (LOSS)	$(174,323)	$(170,082)

Net income (loss) allocated to limited partners	$(172,580)	$(168,381)

Net income (loss) allocated to general partner	$(1,743)	$(1,701)

Net income (loss) per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2006	2005

Income
Interest income	$1,546	$2,418
Other income	1,200	-

	2,746	2,418

Share of loss from Operating Partnerships(Note D)	(183,071)	(73,350)

Expenses
Professional fees	4,990	4,000
Fund management fee (Note C)	50,973	62,644
Amortization	3,805	3,805
General and administrative expenses	8,978	9,662

	68,746	80,111

NET INCOME (LOSS)	$(249,071)	$(151,043)

Net income (loss) allocated to limited partners	$(246,580)	$(149,533)

Net income (loss) allocated to general partner	$(2,491)	$(1,510)

Net income (loss) per BAC	$(.08)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2006	2005

Income
Interest income	$2,021	$802
Other income	1,800	-

	3,821	802

Share of loss from Operating Partnerships(Note D)	(238,955)	(146,785)

Expenses
Professional fees	7,370	3,889
Fund management fee (Note C)	100,508	101,515
Amortization	4,226	4,226
General and administrative expenses	10,788	10,464

	122,892	120,094

NET INCOME (LOSS)	$(358,026)	$(266,077)

Net income (loss) allocated to limited partners	$(354,446)	$(263,416)

Net income (loss) allocated to general partner	$(3,580)	$(2,661)

Net income (loss) per BAC	$(.09)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2006	2005

Income
Interest income	$577	$118
Other income	750	-

	1,327	118

Share of loss from Operating Partnerships(Note D)	(279,175)	(162,441)

Expenses
Professional fees	3,866	1,583
Fund management fee (Note C)	76,135	71,536
Amortization	3,914	3,914
General and administrative expenses	7,211	7,446

	91,126	84,479

NET INCOME (LOSS)	$(368,974)	$(246,802)

Net income (loss) allocated to limited partners	$(365,284)	$(244,334)

Net income (loss) allocated to general partner	$(3,690)	$(2,468)

Net income (loss) per BAC	$(.15)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2006	2005

Income
Interest income	$2,682	$6,328
Other income	1,885	-

	4,567	6,328

Share of loss from Operating Partnerships(Note D)	(235,385)	(307,392)

Expenses
Professional fees	5,094	4,187
Fund management fee (Note C)	75,279	75,663
Amortization	825	825
General and administrative expenses	9,005	11,629

	90,203	92,304

NET INCOME (LOSS)	$(321,021)	$(393,368)

Net income (loss) allocated to limited partners	$(317,811)	$(389,434)

Net income (loss) allocated to general partner	$(3,210)	$(3,934)

Net income (loss) per BAC	$(.08)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2006	2005

Income
Interest income	$2,848	$2,898
Other income	1,950	-

	4,798	2,898

Share of loss from Operating Partnerships(Note D)	(258,075)	(288,852)

Expenses
Professional fees	4,840	3,143
Fund management fee (Note C)	66,146	76,370
Amortization	828	828
General and administrative expenses	9,350	10,471

	81,164	90,812

NET INCOME (LOSS)	$(334,441)	$(376,766)

Net income (loss) allocated to limited partners	$(331,097)	$(372,998)

Net income (loss) allocated to general partner	$(3,344)	$(3,768)

Net income (loss) per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2006	2005

Income
Interest income	$2,609	$881
Other income	1,650	-

	4,259	881

Share of loss from Operating Partnerships(Note D)	(194,901)	(323,051)

Expenses
Professional fees	4,257	3,699
Fund management fee (Note C)	45,042	48,580
Amortization	5,310	5,310
General and administrative expenses	8,805	7,686

	63,414	65,275

NET INCOME (LOSS)	$(254,056)	$(387,445)

Net income (loss) allocated to limited partners	$(251,515)	$(383,571)

Net income (loss) allocated to general partner	$(2,541)	$(3,874)

Net income (loss) per BAC	$(.09)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2006	2005

Income
Interest income	$536	$95
Other income	2,700	-

	3,236	95

Share of loss from Operating Partnerships(Note D)	(259,171)	(378,178)

Expenses
Professional fees	5,405	2,113
Fund management fee (Note C)	97,860	98,378
Amortization	-	-
General and administrative expenses	9,691	9,834

	112,956	110,325

NET INCOME (LOSS)	$(368,891)	$(488,408)

Net income (loss) allocated to limited partners	$(365,202)	$(483,524)

Net income (loss) allocated to general partner	$(3,689)	$(4,884)

Net income (loss) per BAC	$(.08)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2006	2005

Income
Interest income	$1,722	$4,653
Other income	2,400	-

	4,122	4,653

Share of loss from Operating Partnerships(Note D)	(417,684)	(328,590)

Expenses
Professional fees	4,776	2,362
Fund management fee (Note C)	81,564	72,290
Amortization	9,181	9,181
General and administrative expenses	9,382	13,350

	104,903	97,183

NET INCOME (LOSS)	$(518,465)	$(421,120)

Net income (loss) allocated to limited partners	$(513,280)	$(416,909)

Net income (loss) allocated to general partner	$(5,185)	$(4,211)

Net income (loss) per BAC	$(.11)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2006	2005

Income
Interest income	$4,414	$492
Other income	750	-

	5,164	492

Share of loss from Operating Partnerships(Note D)	(228,431)	(154,403)

Expenses
Professional fees	3,235	1,233
Fund management fee (Note C)	36,822	31,991
Amortization	6,820	6,820
General and administrative expenses	6,850	8,687

	53,727	48,731

NET INCOME (LOSS)	$(276,994)	$(202,642)

Net income (loss) allocated to limited partners	$(274,224)	$(200,616)

Net income (loss) allocated to general partner	$(2,770)	$(2,026)

Net income (loss) per BAC	$(.10)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2006	2005

Income
Interest income	$717	$136
Other income	1,200	-

	1,917	136

Share of loss from Operating Partnerships(Note D)	(244,931)	(393,490)

Expenses
Professional fees	3,623	1,346
Fund management fee (Note C)	73,299	72,099
Amortization	10,984	10,984
General and administrative expenses	8,066	10,044

	95,972	94,473

NET INCOME (LOSS)	$(338,986)	$(487,827)

Net income (loss) allocated to limited partners	$(335,596)	$(482,949)

Net income (loss) allocated to general partner	$(3,390)	$(4,878)

Net income (loss) per BAC	$(.10)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2006	2005

Income
Interest income	$1,403	$1,018
Other income	1,500	-

	2,903	1,018

Share of loss from Operating Partnerships(Note D)	(228,097)	(216,748)

Expenses
Professional fees	3,368	3,017
Fund management fee (Note C)	57,090	57,090
Amortization	32,309	32,309
General and administrative expenses	7,686	9,834

	100,453	102,250

NET INCOME (LOSS)	$(325,647)	$(317,980)

Net income (loss) allocated to limited partners	$(322,391)	$(314,800)

Net income (loss) allocated to general partner	$(3,256)	$(3,180)

Net income (loss) per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2006	2005

Income
Interest income	$392	$73
Other income	1,050	-

	1,442	73

Share of loss from Operating Partnerships(Note D)	(92,443)	(139,536)

Expenses
Professional fees	3,128	1,407
Fund management fee (Note C)	38,116	39,716
Amortization	22,116	22,116
General and administrative expenses	6,465	7,991

	69,825	71,230

NET INCOME (LOSS)	$(160,826)	$(210,693)

Net income (loss) allocated to limited partners	$(159,218)	$(208,586)

Net income (loss) allocated to general partner	$(1,608)	$(2,107)

Net income (loss) per BAC	$(.08)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2006	2005

Income
Interest income	$9,588	$3,824
Other income	900	-

	10,488	3,824

Share of loss from Operating Partnerships(Note D)	(205,719)	(98,417)

Expenses
Professional fees	2,957	5,895
Fund management fee (Note C)	51,216	51,216
Amortization	23,705	23,705
General and administrative expenses	7,537	10,263

	85,415	91,079

NET INCOME (LOSS)	$(280,646)	$(185,672)

Net income (loss) allocated to limited partners	$(277,840)	$(183,815)

Net income (loss) allocated to general partner	$(2,806)	$(1,857)

Net income (loss) per BAC	$(.11)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2006	2005

Income
Interest income	$1,342	$488
Other income	1,800	-

	3,142	488

Share of loss from Operating Partnerships(Note D)	(109,098)	(108,323)

Expenses
Professional fees	4,967	4,604
Fund management fee (Note C)	33,985	41,100
Amortization	24,728	24,728
General and administrative expenses	7,713	9,286

	71,393	79,718

NET INCOME (LOSS)	$(177,349)	$(187,553)

Net income (loss) allocated to limited partners	$(175,576)	$(185,677)

Net income (loss) allocated to general partner	$(1,773)	$(1,876)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2006	2005

Income
Interest income	$1,775	$1,539
Other income	1,050	-

	2,825	1,539

Share of loss from Operating Partnerships(Note D)	(161,969)	(149,080)

Expenses
Professional fees	4,818	4,843
Fund management fee (Note C)	34,200	34,200
Amortization	22,581	22,581
General and administrative expenses	7,300	11,973

	68,899	73,597

NET INCOME (LOSS)	$(228,043)	$(221,138)

Net income (loss) allocated to limited partners	$(225,763)	$(218,927)

Net income (loss) allocated to general partner	$(2,280)	$(2,211)

Net income (loss) per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2006	2005

Income
Interest income	$1,689	$657
Other income	900	-

	2,589	657

Share of loss from Operating Partnerships(Note D)	(167,985)	(150,250)

Expenses
Professional fees	5,326	3,374
Fund management fee (Note C)	57,352	48,806
Amortization	28,433	28,433
General and administrative expenses	7,993	10,349

	99,104	90,962

NET INCOME (LOSS)	$(264,500)	$(240,555)

Net income (loss) allocated to limited partners	$(261,855)	$(238,149)

Net income (loss) allocated to general partner	$(2,645)	$(2,406)

Net income (loss) per BAC	$(.10)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2006	2005

Income
Interest income	$265	$91
Other income	3,600	-

	3,865	91

Share of loss from Operating Partnerships(Note D)	(269,290)	(248,984)

Expenses
Professional fees	46,364	3,667
Fund management fee (Note C)	68,610	66,273
Amortization	33,482	33,482
General and administrative expenses	8,995	11,389

	157,451	114,811

NET INCOME (LOSS)	$(422,876)	$(363,704)

Net income (loss) allocated to limited partners	$(418,647)	$(360,067)

Net income (loss) allocated to general partner	$(4,229)	$(3,637)

Net income (loss) per BAC	$(.14)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2006	2005

Income
Interest income	$4,478	$8,057
Other income	3,150	-

	7,628	8,057

Share of loss from Operating Partnerships(Note D)	(200,558)	(166,303)

Expenses
Professional fees	5,547	3,470
Fund management fee (Note C)	63,144	59,520
Amortization	29,131	29,055
General and administrative expenses	8,848	14,339

	106,670	106,384

NET INCOME (LOSS)	$(299,600)	$(264,630)

Net income (loss) allocated to limited partners	$(296,604)	$(261,984)

Net income (loss) allocated to general partner	$(2,996)	$(2,646)

Net income (loss) per BAC	$(.11)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2006	2005

Income
Interest income	$5,658	$537
Other income	3,000	-

	8,658	537

Share of loss from Operating Partnerships(Note D)	(248,860)	(348,968)

Expenses
Professional fees	7,608	6,070
Fund management fee (Note C)	74,158	75,623
Amortization	41,757	41,219
General and administrative expenses	10,007	12,412

	133,530	135,324

NET INCOME (LOSS)	$(373,732)	$(483,755)

Net income (loss) allocated to limited partners	$(369,995)	$(478,917)

Net income (loss) allocated to general partner	$(3,737)	$(4,838)

Net income (loss) per BAC	$(.10)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2006	2005

Income
Interest income	$11,750	$12,614
Other income	1,200	54,061

	12,950	66,675

Share of loss from Operating Partnerships(Note D)	(267,916)	(254,997)

Expenses
Professional fees	3,571	7,364
Fund management fee (Note C)	68,175	71,336
Amortization	28,252	36,425
General and administrative expenses	8,944	20,645

	108,942	135,770

NET INCOME (LOSS)	$(363,908)	$(324,092)

Net income (loss) allocated to limited partners	$(360,269)	$(320,851)

Net income (loss) allocated to general partner	$(3,639)	$(3,241)

Net income (loss) per BAC	$(.13)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2006	2005

Income
Interest income	$19,119	$90,109
Other income	-	-

	19,119	90,109

Share of loss from Operating Partnerships(Note D)	(432,317)	(298,140)

Expenses
Professional fees	7,935	7,390
Fund management fee (Note C)	89,636	83,265
Amortization	36,221	34,566
General and administrative expenses	10,644	18,529

	144,436	143,750

NET INCOME (LOSS)	$(557,634)	$(351,781)

Net income (loss) allocated to limited partners	$(552,058)	$(348,263)

Net income (loss) allocated to general partner	$(5,576)	$(3,518)

Net income (loss) per BAC	$(.14)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2006	2005

Income
Interest income	$24,226	$54,492
Other income	-	-

	24,226	54,492

Share of loss from Operating Partnerships(Note D)	(204,410)	(186,450)

Expenses
Professional fees	3,671	6,076
Fund management fee (Note C)	57,935	54,965
Amortization	25,973	26,186
General and administrative expenses	8,817	15,247

	96,396	102,474

NET INCOME (LOSS)	$(276,580)	$(234,432)

Net income (loss) allocated to limited partners	$(273,814)	$(232,088)

Net income (loss) allocated to general partner	$(2,766)	$(2,344)

Net income (loss) per BAC	$(.09)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$365,322	$455,662
Other income	84,791	240,183

	450,113	695,845

Share of loss from Operating Partnerships(Note D)	(17,401,098)	(17,007,136)

Expenses
Professional fees	692,678	745,003
Fund management fee (Note C)	4,908,680	4,880,798
Amortization	1,206,698	1,207,557
General and administrative expenses	388,772	562,180

	7,196,828	7,395,538

NET INCOME (LOSS)	$(24,147,813)	$(23,706,829)

Net income (loss) allocated to limited partners	$(23,906,334)	$(23,469,763)

Net income (loss) allocated to general partner	$(241,479)	$(237,066)

Net income (loss) per BAC	$(.29)	$(.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2006	2005

Income
Interest income	$7,318	$33,061
Other income	3,080	9,653

	10,398	42,714

Share of income (loss) from Operating Partnerships(Note D)	(441,473)	152,995

Expenses
Professional fees	28,990	35,191
Fund management fee (Note C)	211,618	222,684
Amortization	2,679	2,679
General and administrative expenses	16,747	24,485

	260,034	285,039

NET INCOME (LOSS)	$(691,109)	$(89,330)

Net income (loss) allocated to limited partners	$(684,198)	$(88,437)

Net income (loss) allocated to general partner	$(6,911)	$(893)

Net income (loss) per BAC	$(.18)	$(.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2006	2005

Income
Interest income	$510	$240
Other income	5,197	1,121

	5,707	1,361

Share of loss from Operating Partnerships(Note D)	(133,310)	(207,464)

Expenses
Professional fees	44,622	28,777
Fund management fee (Note C)	160,688	159,226
Amortization	1,465	1,465
General and administrative expenses	11,115	11,475

	217,890	200,943

NET INCOME (LOSS)	$(345,493)	$(407,046)

Net income (loss) allocated to limited partners	$(342,038)	$(402,976)

Net income (loss) allocated to general partner	$(3,455)	$(4,070)

Net income (loss) per BAC	$(.18)	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2006	2005

Income
Interest income	$2,180	$755
Other income	22,412	6,408

	24,592	7,163

Share of loss from Operating Partnerships(Note D)	(136,577)	(612,558)

Expenses
Professional fees	27,727	30,407
Fund management fee (Note C)	177,924	167,455
Amortization	4,605	4,605
General and administrative expenses	13,576	13,895

	223,832	216,362

NET INCOME (LOSS)	$(335,817)	$(821,757)

Net income (loss) allocated to limited partners	$(332,459)	$(813,539)

Net income (loss) allocated to general partner	$(3,358)	$(8,218)

Net income (loss) per BAC	$(.13)	$(.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2006	2005

Income
Interest income	$725	$333
Other income	14,885	5,627

	15,610	5,960

Share of loss from Operating Partnerships(Note D)	(655,993)	(1,007,803)

Expenses
Professional fees	24,232	27,701
Fund management fee (Note C)	167,057	167,760
Amortization	6,848	6,848
General and administrative expenses	15,003	15,954

	213,140	218,263

NET INCOME (LOSS)	$(853,523)	$(1,220,106)

Net income (loss) allocated to limited partners	$(844,988)	$(1,207,905)

Net income (loss) allocated to general partner	$(8,535)	$(12,201)

Net income (loss) per BAC	$(.25)	$(.36)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2006	2005

Income
Interest income	$1,708	$599
Other income	-	2,798

	1,708	3,397

Share of loss from Operating Partnerships(Note D)	(270,144)	(266,910)

Expenses
Professional fees	25,087	27,089
Fund management fee (Note C)	164,026	151,720
Amortization	7,653	7,653
General and administrative expenses	11,659	12,209

	208,425	198,671

NET INCOME (LOSS)	$(476,861)	$(462,184)

Net income (loss) allocated to limited partners	$(472,092)	$(457,562)

Net income (loss) allocated to general partner	$(4,769)	$(4,622)

Net income (loss) per BAC	$(.22)	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2006	2005

Income
Interest income	$2,694	$3,545
Other income	1,200	-

	3,894	3,545

Share of loss from Operating Partnerships(Note D)	(441,028)	(249,765)

Expenses
Professional fees	24,590	38,049
Fund management fee (Note C)	180,112	190,883
Amortization	11,414	11,414
General and administrative expenses	14,636	15,381

	230,752	255,727

NET INCOME (LOSS)	$(667,886)	$(501,947)

Net income (loss) allocated to limited partners	$(661,207)	$(496,928)

Net income (loss) allocated to general partner	$(6,679)	$(5,019)

Net income (loss) per BAC	$(.22)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2006	2005

Income
Interest income	$5,213	$1,522
Other income	5,946	14,586

	11,159	16,108

Share of loss from Operating Partnerships(Note D)	(854,957)	(555,143)

Expenses
Professional fees	38,239	41,979
Fund management fee (Note C)	291,576	297,324
Amortization	12,678	12,678
General and administrative expenses	16,729	16,539

	359,222	368,520

NET INCOME (LOSS)	$(1,203,020)	$(907,555)

Net income (loss) allocated to limited partners	$(1,190,990)	$(898,479)

Net income (loss) allocated to general partner	$(12,030)	$(9,076)

Net income (loss) per BAC	$(.30)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2006	2005

Income
Interest income	$1007	$370
Other income	750	2,413

	1,757	2,783

Share of loss from Operating Partnerships(Note D)	(771,602)	(522,226)

Expenses
Professional fees	19,563	22,434
Fund management fee (Note C)	212,597	213,789
Amortization	11,741	11,741
General and administrative expenses	11,677	11,889

	255,578	259,853

NET INCOME (LOSS)	$(1,025,423)	$(779,296)

Net income (loss) allocated to limited partners	$(1,015,169)	$(771,503)

Net income (loss) allocated to general partner	$(10,254)	$(7,793)

Net income (loss) per BAC	$(.41)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2006	2005

Income
Interest income	$4,512	$9,939
Other income	1,885	14,479

	6,397	24,418

Share of loss from Operating Partnerships(Note D)	(780,277)	(1,075,012)

Expenses
Professional fees	25,909	32,606
Fund management fee (Note C)	195,332	201,858
Amortization	2,475	2,475
General and administrative expenses	14,332	17,269

	238,048	254,208

NET INCOME (LOSS)	$(1,011,928)	$(1,304,802)

Net income (loss) allocated to limited partners	$(1,001,809)	$(1,291,754)

Net income (loss) allocated to general partner	$(10,119)	$(13,048)

Net income (loss) per BAC	$(.25)	$(.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2006	2005

Income
Interest income	$9,175	$6,335
Other income	1,950	7,240

	11,125	13,575

Share of loss from Operating Partnerships(Note D)	(814,158)	(1,094,969)

Expenses
Professional fees	24,180	29,516
Fund management fee (Note C)	228,848	233,407
Amortization	2,484	2,484
General and administrative expenses	15,213	17,914

	270,725	283,321

NET INCOME (LOSS)	$(1,073,758)	$(1,364,715)

Net income (loss) allocated to limited partners	$(1,063,020)	$(1,351,068)

Net income (loss) allocated to general partner	$(10,738)	$(13,647)

Net income (loss) per BAC	$(.27)	$(.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2006	2005

Income
Interest income	$6,715	$1,455
Other income	1,650	-

	8,365	1,455

Share of loss from Operating Partnerships(Note D)	(608,224)	(855,240)

Expenses
Professional fees	23,093	35,493
Fund management fee (Note C)	144,252	153,702
Amortization	15,929	15,929
General and administrative expenses	13,427	12,116

	196,701	217,240

NET INCOME (LOSS)	$(796,560)	$(1,071,025)

Net income (loss) allocated to limited partners	$(788,594)	$(1,060,315)

Net income (loss) allocated to general partner	$(7,966)	$(10,710)

Net income (loss) per BAC	$(.30)	$(.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2006	2005

Income
Interest income	$928	$344
Other income	2,700	-

	3,628	344

Share of loss from Operating Partnerships(Note D)	(1,039,277)	(1,200,988)

Expenses
Professional fees	25,743	34,429
Fund management fee (Note C)	264,449	291,189
Amortization	-	-
General and administrative expenses	15,172	15,530

	305,364	341,148

NET INCOME (LOSS)	$(1,341,013)	$(1,541,792)

Net income (loss) allocated to limited partners	$(1,327,603)	$(1,526,374)

Net income (loss) allocated to general partner	$(13,410)	$(15,418)

Net income (loss) per BAC	$(.30)	$(.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2006	2005

Income
Interest income	$3,076	$7,504
Other income	2,400	7,240

	5,476	14,744

Share of loss from Operating Partnerships(Note D)	(1,162,710)	(1,091,331)

Expenses
Professional fees	29,215	30,095
Fund management fee (Note C)	230,334	233,059
Amortization	27,542	27,542
General and administrative expenses	15,017	20,260

	302,108	310,956

NET INCOME (LOSS)	$(1,459,342)	$(1,387,543)

Net income (loss) allocated to limited partners	$(1,444,749)	$(1,373,668)

Net income (loss) allocated to general partner	$(14,593)	$(13,875)

Net income (loss) per BAC	$(.30)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2006	2005

Income
Interest income	$25,274	$857
Other income	750	2,413

	26,024	3,270

Share of loss from Operating Partnerships(Note D)	(683,812)	(475,318)

Expenses
Professional fees	14,216	15,074
Fund management fee (Note C)	106,384	118,973
Amortization	20,458	20,458
General and administrative expenses	11,338	13,785

	152,396	168,290

NET INCOME (LOSS)	$(810,184)	$(640,338)

Net income (loss) allocated to limited partners	$(802,082)	$(633,935)

Net income (loss) allocated to general partner	$(8,102)	$(6,403)

Net income (loss) per BAC	$(.30)	$(.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2006	2005

Income
Interest income	$1,214	$489
Other income	1,200	-

	2,414	489

Share of loss from Operating Partnerships(Note D)	(755,864)	(1,242,833)

Expenses
Professional fees	18,927	21,996
Fund management fee (Note C)	219,897	218,696
Amortization	32,953	32,953
General and administrative expenses	12,916	15,922

	284,693	289,567

NET INCOME (LOSS)	$(1,038,143)	$(1,531,911)

Net income (loss) allocated to limited partners	$(1,027,762)	$(1,516,592)

Net income (loss) allocated to general partner	$(10,381)	$(15,319)

Net income (loss) per BAC	$(.29)	$(.43)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2006	2005

Income
Interest income	$3,413	$2,635
Other income	1,500	-

	4,913	2,635

Share of loss from Operating Partnerships(Note D)	(697,016)	(677,040)

Expenses
Professional fees	11,566	14,703
Fund management fee (Note C)	171,270	158,975
Amortization	96,926	96,926
General and administrative expenses	12,526	16,357

	292,288	286,961

NET INCOME (LOSS)	$(984,391)	$(961,366)

Net income (loss) allocated to limited partners	$(974,547)	$(951,752)

Net income (loss) allocated to general partner	$(9,844)	$(9,614)

Net income (loss) per BAC	$(.30)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2006	2005

Income
Interest income	$669	$233
Other income	1,050	4,826

	1,719	5,059

Share of loss from Operating Partnerships(Note D)	(307,492)	(401,371)

Expenses
Professional fees	13,030	15,015
Fund management fee (Note C)	101,219	108,252
Amortization	66,347	66,347
General and administrative expenses	10,529	14,419

	191,125	204,033

NET INCOME (LOSS)	$(496,898)	$(600,345)

Net income (loss) allocated to limited partners	$(491,929)	$(594,342)

Net income (loss) allocated to general partner	$(4,969)	$(6,003)

Net income (loss) per BAC	$(.24)	$(.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2006	2005

Income
Interest income	$49,855	$4,599
Other income	900	-

	50,755	4,599

Share of loss from Operating Partnerships(Note D)	(607,412)	(405,379)

Expenses
Professional fees	13,438	18,971
Fund management fee (Note C)	143,148	143,130
Amortization	71,115	71,115
General and administrative expenses	12,995	15,291

	240,696	248,507

NET INCOME (LOSS)	$(797,353)	$(649,287)

Net income (loss) allocated to limited partners	$(789,379)	$(642,794)

Net income (loss) allocated to general partner	$(7,974)	$(6,493)

Net income (loss) per BAC	$(.31)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2006	2005

Income
Interest income	$3,406	$868
Other income	1,800	4,826

	5,206	5,694

Share of loss from Operating Partnerships(Note D)	(292,511)	(340,226)

Expenses
Professional fees	16,052	19,868
Fund management fee (Note C)	97,635	120,725
Amortization	74,184	74,184
General and administrative expenses	13,283	15,205

	201,154	229,982

NET INCOME (LOSS)	$(488,459)	$(564,514)

Net income (loss) allocated to limited partners	$(483,574)	$(558,869)

Net income (loss) allocated to general partner	$(4,885)	$(5,645)

Net income (loss) per BAC	$(.19)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2006	2005

Income
Interest income	$3,337	$4,290
Other income	1,050	4,826

	4,387	9,116

Share of loss from Operating Partnerships(Note D)	(500,934)	(528,879)

Expenses
Professional fees	19,130	21,947
Fund management fee (Note C)	94,950	98,229
Amortization	67,743	67,743
General and administrative expenses	12,505	14,410

	194,328	202,329

NET INCOME (LOSS)	$(690,875)	$(722,092)

Net income (loss) allocated to limited partners	$(683,966)	$(714,871)

Net income (loss) allocated to general partner	$(6,909)	$(7,221)

Net income (loss) per BAC	$(.30)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2006	2005

Income
Interest income	$4,701	$2,507
Other income	900	7,240

	5,601	9,747

Share of loss from Operating Partnerships(Note D)	(515,902)	(540,865)

Expenses
Professional fees	23,884	25,263
Fund management fee (Note C)	140,114	126,969
Amortization	85,297	85,297
General and administrative expenses	13,694	15,839

	262,989	253,368

NET INCOME (LOSS)	$(773,290)	$(784,486)

Net income (loss) allocated to limited partners	$(765,557)	$(776,641)

Net income (loss) allocated to general partner	$(7,733)	$(7,845)

Net income (loss) per BAC	$(.29)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2006	2005

Income
Interest income	$534	$895
Other income	4,236	4,826

	4,770	5,721

Share of loss from Operating Partnerships(Note D)	(908,936)	(757,641)

Expenses
Professional fees	72,560	26,232
Fund management fee (Note C)	176,817	175,625
Amortization	100,446	100,446
General and administrative expenses	15,276	17,200

	365,099	319,503

NET INCOME (LOSS)	$(1,269,265)	$(1,071,423)

Net income (loss) allocated to limited partners	$(1,256,572)	$(1,060,709)

Net income (loss) allocated to general partner	$(12,693)	$(10,714)

Net income (loss) per BAC	$(.43)	$(.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2006	2005

Income
Interest income	$16,059	$17,108
Other income	3,150	4,826

	19,209	21,934

Share of loss from Operating Partnerships(Note D)	(712,509)	(544,634)

Expenses
Professional fees	34,272	25,526
Fund management fee (Note C)	175,193	153,078
Amortization	87,242	87,166
General and administrative expenses	16,307	18,157

	313,014	283,927

NET INCOME (LOSS)	$(1,006,314)	$(806,627)

Net income (loss) allocated to limited partners	$(996,251)	$(798,561)

Net income (loss) allocated to general partner	$(10,063)	$(8,066)

Net income (loss) per BAC	$(.37)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2006	2005

Income
Interest income	$17,195	$6,445
Other income	3,000	-

	20,195	6,445

Share of loss from Operating Partnerships(Note D)	(822,576)	(1,029,497)

Expenses
Professional fees	28,544	32,481
Fund management fee (Note C)	219,134	209,736
Amortization	125,192	123,658
General and administrative expenses	17,190	23,712

	390,060	389,587

NET INCOME (LOSS)	$(1,192,441)	$(1,412,639)

Net income (loss) allocated to limited partners	$(1,180,517)	$(1,398,513)

Net income (loss) allocated to general partner	$(11,924)	$(14,126)

Net income (loss) per BAC	$(.32)	$(.38)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2006	2005

Income
Interest income	$36,990	$17,872
Other income	1,200	134,835

	38,190	152,707

Share of loss from Operating Partnerships(Note D)	(858,043)	(598,795)

Expenses
Professional fees	17,419	30,289
Fund management fee (Note C)	192,326	174,144
Amortization	84,760	92,727
General and administrative expenses	16,107	65,458

	310,612	362,618

NET INCOME (LOSS)	$(1,130,465)	$(808,706)

Net income (loss) allocated to limited partners	$(1,119,160)	$(800,619)

Net income (loss) allocated to general partner	$(11,305)	$(8,087)

Net income (loss) per BAC	$(.41)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2006	2005

Income
Interest income	$67,937	$176,143
Other income	-	-

	67,937	176,143

Share of loss from Operating Partnerships(Note D)	(1,149,939)	(624,608)

Expenses
Professional fees	32,020	38,563
Fund management fee (Note C)	264,775	239,692
Amortization	108,663	102,949
General and administrative expenses	21,389	61,365

	426,847	442,569

NET INCOME (LOSS)	$(1,508,849)	$(891,034)

Net income (loss) allocated to limited partners	$(1,493,761)	$(882,124)

Net income (loss) allocated to general partner	$(15,088)	$(8,910)

Net income (loss) per BAC	$(.37)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2006	2005

Income
Interest income	$88,977	$154,719
Other income	-	-

	88,977	154,719

Share of loss from Operating Partnerships(Note D)	(478,422)	(253,636)

Expenses
Professional fees	16,430	25,309
Fund management fee (Note C)	177,005	150,518
Amortization	77,859	78,075
General and administrative expenses	18,414	50,144

	289,708	304,046

NET INCOME (LOSS)	$(679,153)	$(402,963)

Net income (loss) allocated to limited partners	$(672,361)	$(398,933)

Net income (loss) allocated to general partner	$(6,792)	$(4,030)

Net income (loss) per BAC	$(.23)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$326,207,079	$(3,943,585)	$322,263,494

Distribution	-	-	-

Net income (loss)	(23,906,334)	(241,479)	(24,147,813)

Partners' capital (deficit), December 31, 2006	$302,300,745	$(4,185,064)	$298,115,681

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2006	$(695,785)	$(318,393)	$(1,014,178)

Distribution	-	-	-

Net income (loss)	(684,198)	(6,911)	(691,109)

Partners' capital (deficit), December 31, 2006	$(1,379,983)	$(325,304)	$(1,705,287)

	Limited Partners	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2006	$(225,720)	$(165,868)	$(391,588)

Distribution	-	-	-

Net income (loss)	(342,038)	(3,455)	(345,493)

Partners' capital (deficit), December 31, 2006	$(567,758)	$(169,323)	$(737,081)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2006	$(643,756)	$(227,797)	$(871,553)

Distribution	-	-	-

Net income (loss)	(332,459)	(3,358)	(335,817)

Partners' capital (deficit), December 31, 2006	$(976,215)	$(231,155)	$(1,207,370)

	Limited Partners	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2006	$1,404,187	$(273,540)	$1,130,647

Distribution	-	-	-

Net income (loss)	(844,988)	(8,535)	(853,523)

Partners' capital (deficit), December 31, 2006	$559,199	$(282,075)	$277,124

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2006	$545,191	$(181,663)	$363,528

Distribution	-	-	-

Net income (loss)	(472,092)	(4,769)	(476,861)

Partners' capital (deficit), December 31, 2006	$73,099	$(186,432)	$(113,333)

	Limited Partners	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2006	$6,348,055	$(195,923)	$6,152,132

Distribution	-	-	-

Net income (loss)	(661,207)	(6,679)	(667,886)

Partners' capital (deficit), December 31, 2006	$5,686,848	$(202,602)	$5,484,246

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2006	$8,714,397	$(255,666)	$8,458,731

Distribution	-	-	-

Net income (loss)	(1,190,990)	(12,030)	(1,203,020)

Partners' capital (deficit), December 31, 2006	$7,523,407	$(267,696)	$7,255,711

	Limited Partners	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2006	$7,952,311	$(128,206)	$7,824,105

Distribution	-	-	-

Net income (loss)	(1,015,169)	(10,254)	(1,025,423)

Partners' capital (deficit), December 31, 2006	$6,937,142	$(138,460)	$6,798,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2006	$14,594,412	$(199,802)	$14,394,610

Distribution	-	-	-

Net income (loss)	(1,001,809)	(10,119)	(1,011,928)

Partners' capital (deficit), December 31, 2006	$13,592,603	$(209,921)	$13,382,682

	Limited Partners	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2006	$9,420,408	$(246,912)	$9,173,496

Distribution	-	-	-

Net income (loss)	(1,063,020)	(10,738)	(1,073,758)

Partners' capital (deficit), December 31, 2006	$8,357,388	$(257,650)	$8,099,738

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2006	$8,612,049	$(142,360)	$8,469,689

Distribution	-	-	-

Net income (loss)	(788,594)	(7,966)	(796,560)

Partners' capital (deficit), December 31, 2006	$7,823,455	$(150,326)	$7,673,129

	Limited Partners	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2006	$12,714,068	$(254,665)	$12,459,403

Distribution	-	-	-

Net income (loss)	(1,327,603)	(13,410)	(1,341,013)

Partners' capital (deficit), December 31, 2006	$11,386,465	$(268,075)	$11,118,390

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2006	$17,381,263	$(234,897)	$17,146,366

Distribution	-	-	-

Net income (loss)	(1,444,749)	(14,593)	(1,459,342)

Partners' capital (deficit), December 31, 2006	$15,936,514	$(249,490)	$15,687,024

	Limited Partners	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2006	$10,337,289	$(123,644)	$10,213,645

Distribution	-	-	-

Net income (loss)	(802,082)	(8,102)	(810,184)

Partners' capital (deficit), December 31, 2006	$9,535,207	$(131,746)	$9,403,461

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2006	$13,214,342	$(169,947)	$13,044,395

Distribution	-	-	-

Net income (loss)	(1,027,762)	(10,381)	(1,038,143)

Partners' capital (deficit), December 31, 2006	$12,186,580	$(180,328)	$12,006,252

	Limited Partners	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2006	$16,643,105	$(116,761)	$16,526,344

Distribution	-	-	-

Net income (loss)	(974,547)	(9,844)	(984,391)

Partners' capital (deficit), December 31, 2006	$15,668,558	$(126,605)	$15,541,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2006	$10,451,081	$(74,902)	$10,376,179

Distribution	-	-	-

Net income (loss)	(491,929)	(4,969)	(496,898)

Partners' capital (deficit), December 31, 2006	$9,959,152	$(79,871)	$9,879,281

	Limited Partners	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2006	$13,558,669	$(80,784)	$13,477,885

Distribution	-	-	-

Net income (loss)	(789,379)	(7,974)	(797,353)

Partners' capital (deficit), December 31, 2006	$12,769,290	$(88,758)	$12,680,532

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2006	$14,557,855	$(73,440)	$14,484,415

Distribution	-	-	-
	(483,574)	(4,885)	(488,459)
Net income (loss)

Partners' capital (deficit), December 31, 2006	$14,074,281	$(78,325)	$13,995,956

	Limited Partners	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2006	$13,165,083	$(65,445)	$13,099,638

Distribution	-	-	-

Net income (loss)	(683,966)	(6,909)	(690,875)

Partners' capital (deficit), December 31, 2006	$12,481,117	$(72,354)	$12,408,763

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2006	$16,205,779	$(63,520)	$16,142,259

Distribution	-	-	-

Net income (loss)	(765,557)	(7,733)	(773,290)

Partners' capital (deficit), December 31, 2006	$15,440,222	$(71,253)	$15,368,969

	Limited Partners	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2006	$13,929,931	$(110,980)	$13,818,951

Distribution	-	-	-

Net income (loss)	(1,256,572)	(12,693)	(1,269,265)

Partners' capital (deficit), December 31, 2006	$12,673,359	$(123,673)	$12,549,686

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2006	$18,401,306	$(57,500)	$18,343,806

Distribution	-	-	-

Net income (loss)	(996,251)	(10,063)	(1,006,314)

Partners' capital (deficit), December 31, 2006	$17,405,055	$(67,563)	$17,337,492

	Limited Partners	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2006	$23,972,939	$(82,619)	$23,890,320

Distribution	-	-	-

Net income (loss)	(1,180,517)	(11,924)	(1,192,441)

Partners' capital (deficit), December 31, 2006	$22,792,422	$(94,543)	$22,697,879

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2006	$19,857,186	$(39,269)	$19,817,917

Distribution	-	-	-

Net income (loss)	(1,119,160)	(11,305)	(1,130,465)

Partners' capital (deficit), December 31, 2006	$18,738,026	$(50,574)	$18,687,452

	Limited Partners	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2006	$31,229,072	$(41,789)	$31,187,283

Distribution	-	-	-

Net income (loss)	(1,493,761)	(15,088)	(1,508,849)

Partners' capital (deficit), December 31, 2006	$29,735,311	$(56,877)	$29,678,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2006	$24,562,362	$(17,293)	$24,545,069

Distribution	-	-	-

Net income (loss)	(672,361)	(6,792)	(679,153)

Partners' capital (deficit), December 31, 2006	$23,890,001	$(24,085)	$23,865,916

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(24,147,813)	$(23,706,829)
Adjustments
Amortization	1,206,698	1,207,557
Distributions from Operating Partnerships	419,349	326,459
Share of Loss from Operating Partnerships	17,401,098	17,007,136
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,169)	2,752,448
Decrease (Increase) in accounts receivable	(213,169)	(31,970)
(Decrease) Increase in accounts payable affiliates	4,104,465	4,833,241

Net cash (used in) provided by operating activities	(1,239,541)	2,388,042

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(49,051)	(113,021)
Capital contributions paid to Operating Partnerships	(2,774,986)	(15,089,601)
Proceeds from sale of operating Limited partnerships:	86,833	401,525
Advances to Operating Partnerships	578,143	56,700
Investments	2,556,017	8,214,904

Net cash (used in) provided by investing activities	396,956	(6,529,493)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	(2,370,350)

Net cash (used in) provided by financing activities	-	(2,370,350)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(842,585)	(6,511,801)

Cash and cash equivalents, beginning	11,837,413	18,346,447

Cash and cash equivalents, ending	$10,994,828	$11,834,646

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$168,463	$8,931,021

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(691,109)	$(89,330)
Adjustments
Amortization	2,679	2,679
Distributions from Operating Partnerships	16,068	9,659
Share of Loss from Operating Partnerships	441,473	(152,995)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	16,552	(148,880)
(Decrease) Increase in accounts payable affiliates	(338,038)	194,356

Net cash (used in) provided by operating activities	(552,375)	(184,511)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	86,833	401,525
Advances to Operating Partnerships	-	-
Investments	-	(231,498)

Net cash (used in) provided by investing activities	86,833	170,027

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	(2,231,352)

Net cash (used in) provided by financing activities	-	(2,231,352)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(465,542)	(2,245,836)

Cash and cash equivalents, beginning	802,957	2,435,923

Cash and cash equivalents, ending	$337,415	$190,087

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(345,493)	$(407,046)
Adjustments
Amortization	1,465	1,465
Distributions from Operating Partnerships	926	-
Share of Loss from Operating Partnerships	133,310	207,464
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable		-
(Decrease) Increase in accounts payable affiliates	169,380	169,380

Net cash (used in) provided by operating activities	(40,412)	(28,737)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,412)	(28,737)

Cash and cash equivalents, beginning	60,403	100,468

Cash and cash equivalents, ending	$19,991	$71,731

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(335,817)	$(821,757)
Adjustments
Amortization	4,605	4,605
Distributions from Operating Partnerships	9,700	3,863
Share of Loss from Operating Partnerships	136,577	612,558
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	190,943	165,943

Net cash (used in) provided by operating activities	6,008	(34,788)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,500)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	(1,500)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,508	(36,288)

Cash and cash equivalents, beginning	170,119	272,446

Cash and cash equivalents, ending	$174,627	$236,158

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(853,523)	$(1,220,106)
Adjustments
Amortization	6,848	6,848
Distributions from Operating Partnerships	16,845	-
Share of Loss from Operating Partnerships	655,993	1,007,803
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	180,198	180,198

Net cash (used in) provided by operating activities	6,361	(25,257)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,361	(25,257)

Cash and cash equivalents, beginning	84,479	126,832

Cash and cash equivalents, ending	$90,840	$101,575

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(476,861)	$(462,184)
Adjustments
Amortization	7,653	7,653
Distributions from Operating Partnerships	32,394	1,224
Share of Loss from Operating Partnerships	270,144	266,910
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	170,802	144,380

Net cash (used in) provided by operating activities	4,132	(42,017)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,132	(42,017)

Cash and cash equivalents, beginning	172,640	220,367

Cash and cash equivalents, ending	$176,772	$178,350

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(667,886)	$(501,947)
Adjustments
Amortization	11,414	11,414
Distributions from Operating Partnerships	80,785	9,535
Share of Loss from Operating Partnerships	441,028	249,765
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	16
(Decrease) Increase in accounts payable affiliates	189,507	179,508

Net cash (used in) provided by operating activities	54,848	(51,709)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	(126,618)

Net cash (used in) provided by investing activities	-	(126,618)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,848	(178,327)

Cash and cash equivalents, beginning	263,159	378,135

Cash and cash equivalents, ending	$318,007	$199,808

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,203,020)	$(907,555)
Adjustments
Amortization	12,678	12,678
Distributions from Operating Partnerships	71,597	40,544
Share of Loss from Operating Partnerships	854,957	555,143
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	276,070	276,069

Net cash (used in) provided by operating activities	12,282	(23,121)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,282	(23,121)

Cash and cash equivalents, beginning	285,372	353,640

Cash and cash equivalents, ending	$297,654	$330,519

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,025,423)	$(779,296)
Adjustments
Amortization	11,741	11,741
Distributions from Operating Partnerships	498	590
Share of Loss from Operating Partnerships	771,602	522,226
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	236,403	236,404

Net cash (used in) provided by operating activities	(5,179)	(8,335)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,179)	(8,335)

Cash and cash equivalents, beginning	116,714	127,380

Cash and cash equivalents, ending	$111,535	$119,045

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,011,928)	$(1,304,802)
Adjustments
Amortization	2,475	2,475
Distributions from Operating Partnerships	7,384	167,129
Share of Loss from Operating Partnerships	780,277	1,075,012
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	225,587
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	175,587	-

Net cash (used in) provided by operating activities	(46,205)	165,401

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	(501,622)

Net cash (used in) provided by investing activities	-	(501,622)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,205)	(336,221)

Cash and cash equivalents, beginning	433,154	428,256

Cash and cash equivalents, ending	$386,949	$92,035

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,073,758)	$(1,364,715)
Adjustments
Amortization	2,484	2,484
Distributions from Operating Partnerships	1,200	-
Share of Loss from Operating Partnerships	814,158	1,094,969
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	209
(Decrease) Increase in accounts payable affiliates	213,485	228,486

Net cash (used in) provided by operating activities	(42,431)	(38,567)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	134,706	(6,136)

Net cash (used in) provided by investing activities	134,706	(6,136)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,275	(44,703)

Cash and cash equivalents, beginning	134,976	253,902

Cash and cash equivalents, ending	$227,251	$209,199

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(796,560)	$(1,071,025)
Adjustments
Amortization	15,929	15,929
Distributions from Operating Partnerships	24,349	12,870
Share of Loss from Operating Partnerships	608,224	855,240
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,907	-
Decrease (Increase) in accounts receivable	(19,167)	-
(Decrease) Increase in accounts payable affiliates	107,002	165,690

Net cash (used in) provided by operating activities	(47,316)	(21,296)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,316)	(21,296)

Cash and cash equivalents, beginning	412,161	300,371

Cash and cash equivalents, ending	$364,845	$279,075

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,341,013)	$(1,541,792)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	1,781	4,118
Share of Loss from Operating Partnerships	1,039,277	1,200,988
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	298,080	298,080

Net cash (used in) provided by operating activities	(1,875)	(38,606)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,875)	(38,606)

Cash and cash equivalents, beginning	128,337	134,942

Cash and cash equivalents, ending	$126,462	$96,336

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,459,342)	$(1,387,543)
Adjustments
Amortization	27,542	27,542
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	1,162,710	1,091,331
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	198,655	248,653

Net cash (used in) provided by operating activities	(70,435)	(20,017)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	(360,659)

Net cash (used in) provided by investing activities	-	(360,659)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,435)	(380,676)

Cash and cash equivalents, beginning	386,782	439,407

Cash and cash equivalents, ending	$316,347	$58,731

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(810,184)	$(640,338)
Adjustments
Amortization	20,458	20,458
Distributions from Operating Partnerships	3,814	5,298
Share of Loss from Operating Partnerships	683,812	475,318
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	130,473	130,473

Net cash (used in) provided by operating activities	28,373	(8,791)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	32,300	18,399
Investments	-	-

Net cash (used in) provided by investing activities	32,300	18,399

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,673	9,608

Cash and cash equivalents, beginning	197,136	191,000

Cash and cash equivalents, ending	$257,809	$200,608

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,038,143)	$(1,531,911)
Adjustments
Amortization	32,953	32,953
Distributions from Operating Partnerships	-	1,539
Share of Loss from Operating Partnerships	755,864	1,242,833
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	11,473
(Decrease) Increase in accounts payable affiliates	219,897	219,896

Net cash (used in) provided by operating activities	(29,429)	(23,217)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(40,500)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(40,500)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,429)	(63,717)

Cash and cash equivalents, beginning	124,985	198,385

Cash and cash equivalents, ending	$95,556	$134,668

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(984,391)	$(961,366)
Adjustments
Amortization	96,926	96,926
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	697,016	677,040
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	131,270	146,270

Net cash (used in) provided by operating activities	(59,179)	(41,130)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,179)	(41,130)

Cash and cash equivalents, beginning	481,041	636,348

Cash and cash equivalents, ending	$421,862	$595,218

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(496,898)	$(600,345)
Adjustments
Amortization	66,347	66,347
Distributions from Operating Partnerships	11,990	2,493
Share of Loss from Operating Partnerships	307,492	401,371
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	128,881	131,233

Net cash (used in) provided by operating activities	17,812	1,099

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,812	1,099

Cash and cash equivalents, beginning	79,450	76,718

Cash and cash equivalents, ending	$97,262	$77,817

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(797,353)	$(649,287)
Adjustments
Amortization	71,115	71,115
Distributions from Operating Partnerships	5,471	2,495
Share of Loss from Operating Partnerships	607,412	405,379
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	138,648	128,648

Net cash (used in) provided by operating activities	25,293	(41,650)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	67,239	38,301
Investments	-	(282,647)

Net cash (used in) provided by investing activities	67,239	(244,346)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	92,532	(285,996)

Cash and cash equivalents, beginning	268,593	390,428

Cash and cash equivalents, ending	$361,125	$104,432

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(488,459)	$(564,514)
Adjustments
Amortization	74,184	74,184
Distributions from Operating Partnerships	65,456	204
Share of Loss from Operating Partnerships	292,511	340,226
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	406	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	134,250	135,461

Net cash (used in) provided by operating activities	78,348	(14,439)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,348	(14,439)

Cash and cash equivalents, beginning	193,474	200,256

Cash and cash equivalents, ending	$271,822	$185,817

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(690,875)	$(722,092)
Adjustments
Amortization	67,743	67,743
Distributions from Operating Partnerships	37,309	-
Share of Loss from Operating Partnerships	500,934	528,879
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	182,662
(Decrease) Increase in accounts payable affiliates	73,180	89,326

Net cash (used in) provided by operating activities	(11,709)	146,518

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	(156,537)

Net cash (used in) provided by investing activities	-	(156,537)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,709)	(10,019)

Cash and cash equivalents, beginning	368,313	198,542

Cash and cash equivalents, ending	$356,604	$188,523

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(773,290)	$(784,486)
Adjustments
Amortization	85,297	85,297
Distributions from Operating Partnerships	725	29,260
Share of Loss from Operating Partnerships	515,902	540,865
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	24,761	288,037
(Decrease) Increase in accounts payable affiliates	121,452	162,701

Net cash (used in) provided by operating activities	(25,153)	321,674

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(143,730)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(143,730)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,153)	177,944

Cash and cash equivalents, beginning	216,126	30,695

Cash and cash equivalents, ending	$190,973	$208,639

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,269,265)	$(1,071,423)
Adjustments
Amortization	100,446	100,446
Distributions from Operating Partnerships	2,769	419
Share of Loss from Operating Partnerships	908,936	757,641
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(16,522)	-
Decrease (Increase) in accounts receivable	-	222,571
(Decrease) Increase in accounts payable affiliates	278,219	220,986

Net cash (used in) provided by operating activities	4,583	230,640

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(80,466)	(175,670)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(80,466)	(175,670)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	(138,998)

Net cash (used in) provided by financing activities	-	(138,998)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,883)	(84,028)

Cash and cash equivalents, beginning	83,998	178,767

Cash and cash equivalents, ending	$8,115	$94,739

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,006,314)	$(806,627)
Adjustments
Amortization	87,242	87,166
Distributions from Operating Partnerships	3,519	9,936
Share of Loss from Operating Partnerships	712,509	544,634
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	93,359
(Decrease) Increase in accounts payable affiliates	201,420	169,759

Net cash (used in) provided by operating activities	(1,624)	98,227

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(21,798)	-
Capital contributions paid to Operating Partnerships	(292,695)	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	(172,122)	-
Investments	-	(150,584)

Net cash (used in) provided by investing activities	(486,615)	(150,584)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(488,239)	(52,357)

Cash and cash equivalents, beginning	971,373	943,069

Cash and cash equivalents, ending	$483,134	$890,712

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$168,463	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,192,441)	$(1,412,639)
Adjustments
Amortization	125,192	123,658
Distributions from Operating Partnerships	8,682	19,250
Share of Loss from Operating Partnerships	822,576	1,029,497
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	157,557	1,243
(Decrease) Increase in accounts payable affiliates	153,953	240,659

Net cash (used in) provided by operating activities	75,519	1,668

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(11,738)	-
Capital contributions paid to Operating Partnerships	(136,066)	(380,551)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	650,726	-
Investments	-	385,946

Net cash (used in) provided by investing activities	502,922	5,395

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	578,441	7,063

Cash and cash equivalents, beginning	189,255	332,509

Cash and cash equivalents, ending	$767,696	$339,572

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,130,465)	$(808,706)
Adjustments
Amortization	84,760	92,727
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	858,043	598,795
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	2,752,448
Decrease (Increase) in accounts receivable	(196,604)	5,465
(Decrease) Increase in accounts payable affiliates	138,526	177,507

Net cash (used in) provided by operating activities	(245,740)	2,818,236

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(10,252)
Capital contributions paid to Operating Partnerships	(233,600)	(3,871,878)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	228,762	3,227,548

Net cash (used in) provided by investing activities	(4,838)	(654,582)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(250,578)	2,163,654

Cash and cash equivalents, beginning	1,356,192	1,764,709

Cash and cash equivalents, ending	$1,105,614	$3,928,363

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$3,932,068

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(1,508,849)	$(891,034)
Adjustments
Amortization	108,663	102,949
Distributions from Operating Partnerships	16,087	1,308
Share of Loss from Operating Partnerships	1,149,939	624,608
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,960)	-
Decrease (Increase) in accounts receivable	(625)	(683,617)
(Decrease) Increase in accounts payable affiliates	119,527	-

Net cash (used in) provided by operating activities	(122,218)	(845,786)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(49,846)
Capital contributions paid to Operating Partnerships	(519,043)	(4,622,369)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	1,046,688	4,327,499

Net cash (used in) provided by investing activities	527,645	(344,716)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	405,427	(1,190,502)

Cash and cash equivalents, beginning	1,167,018	2,145,548

Cash and cash equivalents, ending	$1,572,445	$955,046

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$3,194,351

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2006	2005

Cash flows from operating activities:

Net income (loss)	$(679,153)	$(402,963)
Adjustments
Amortization	77,859	78,075
Distributions from Operating Partnerships	-	4,725
Share of Loss from Operating Partnerships	478,422	253,636
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(195,643)	(4,508)
(Decrease) Increase in accounts payable affiliates	66,695	167,588

Net cash (used in) provided by operating activities	(251,820)	96,553

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(15,515)	(52,923)
Capital contributions paid to Operating Partnerships	(1,511,616)	(5,853,403)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	1,145,861	2,090,212

Net cash (used in) provided by investing activities	(381,270)	(3,816,114)

Cash flows from financing activities:

Sales and registration costs paid	-	-
Distribution	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(633,090)	(3,719,561)

Cash and cash equivalents, beginning	2,689,206	5,487,404

Cash and cash equivalents, ending	$2,056,116	$1,767,843

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$1,804,602

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,629,250
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31, 2002	3,637,987	$36,379,870
Series 44	April 30, 2003	2,701,973	$27,019,730
Series 45	September 16, 2003	4,014,367	$40,143,670
Series 46	December 19, 2003	2,980,998	$29,809,980

The Fund concluded its public offering of BACs in the Fund on December 19, 2003.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2006 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of December 31, 2006 and 2005 is as follows:

	2006	2005
Series 20	$ 27,685	$ 24,112
Series 21	15,142	13,189
Series 22	47,583	41,444
Series 23	66,437	57,306
Series 24	79,085	68,881
Series 25	79,424	69,176
Series 26	133,244	116,340
Series 27	115,838	100,891
Series 28	25,576	22,276
Series 29	25,523	22,211
Series 30	164,463	143,226
Series 32	234,294	203,897
Series 33	210,497	183,217
Series 34	334,224	290,868
Series 35	948,493	825,625
Series 36	646,809	562,449
Series 37	604,125	514,138
Series 38	503,460	407,558
Series 39	438,891	351,111
Series 40	404,966	302,568
Series 41	547,670	432,137
Series 42	421,554	308,294
Series 43	546,055	398,425
Series 44	304,095	202,539
Series 45	345,050	223,732
Series 46	240,828	152,272
	$7,511,011	$6,037,882

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partner, the amounts accrued are not net of reporting fees received. The partnership management fees accrued for the quarters ended December 31, 2006 and 2005 are as follows:
	2006	2005
Series 20	$ 84,438	$ 40,410
Series 21	56,460	56,460
Series 22	63,648	38,648
Series 23	60,066	60,066
Series 24	56,934	31,460
Series 25	68,169	43,169
Series 26	108,690	58,689
Series 27	78,801	78,801
Series 28	83,529	58,529
Series 29	84,495	59,495
Series 30	46,542	55,230
Series 31	99,360	99,360
Series 32	82,884	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	32,090
Series 36	40,149	40,149
Series 37	51,216	26,216
Series 38	41,100	41,100
Series 39	34,200	9,200
Series 40	50,001	50,001
Series 41	68,610	69,042
Series 42	63,144	35,839
Series 43	76,795	75,623
Series 44	71,175	71,337
Series 45	92,136	-
Series 46	61,035	61,036
	$1,797,457	$1,391,626

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended December 31, 2006 and 2005 are as follows:
	2006	2005
Series 20	$ -	$ 50,000
Series 22	-	25,000
Series 24	-	25,000
Series 25	-	25,000
Series 26	-	50,000
Series 28	-	25,000
Series 29	-	25,000
Series 35	-	25,000
Series 37	-	25,000
Series 39	-	25,000
Series 42	-	25,000
Series 45	43,926	90,471
Series 46	32,595	-
	$ 76,521	$415,471

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

During the nine months ended December 31, 2006 the Fund received proceeds of $60,390 from the partial transfer on one operating limited partnership in Series 20, and $26,443 from one operating limited partnership in Series 20 which was disposed of in the prior year.

During the nine months ended December 31, 2005 the Fund received proceeds of $401,525 from one operating limited partnership in Series 20 which was disposed of as of December 31, 2005.

The gain (loss) described above from the dispositions of properties is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from operating partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund's investment in the operating partnership. As such, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

At December 31, 2006 and 2005 the Fund has limited partnership interests in 515 and 517 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2006 and 2005 is as follows:
	2006	2005
Series 20	22	23
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	18	20

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2006	2005
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	22	23
Series 42	23	22
Series 43	23	22
Series 44	10	10
Series 45	31	31
Series 46	14	14
	515	517

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2006 and 2005 are as follows:
	2006	2005
Series 20	$ -	$ 388,026
Series 21	236,479	457,642
Series 22	18,770	476,496
Series 23	-	117,796
Series 24	9,999	368,239
Series 25	61,733	768,198
Series 26	29,490	1,443,838
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	45,783	66,718
Series 30	127,396	128,167
Series 31	611,150	682,058
Series 32	484,756	520,571
Series 33	194,154	202,285
Series 34	8,244	8,244
Series 35	163,782	603,740
Series 36	-	657,998
Series 37	138,438	155,363
Series 38	-	-
Series 39	-	-
Series 40	8,694	8,694
Series 41	100	304,884
Series 42	775,421	680,975
Series 43	490,522	602,890
Series 44	781,022	1,789,414
Series 45	918,437	4,268,900
Series 46	590,543	2,354,516
	$5,775,630	$17,136,369

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2006.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 20

	2006	2005

Revenues
Rental	$6,967,189	$7,199,438
Interest and other	472,167	405,134

	7,439,356	7,604,572

Expenses
Interest	1,973,484	2,089,335
Depreciation and amortization	1,757,098	2,045,378
Operating expenses	4,397,911	4,093,030

	8,128,493	8,227,743

NET LOSS	$(689,137)	$(623,171)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(682,246)	$(616,939)

Net loss allocated to other Partners	$(6,891)	$(6,232)

* Amounts include $214,330 and $368,409 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 21

	2006	2005

Revenues
Rental	$3,818,390	$3,901,101
Interest and other	128,619	91,168

	3,947,009	3,992,269

Expenses
Interest	1,429,757	1,350,717
Depreciation and amortization	631,192	663,477
Operating expenses	3,149,851	3,108,476

	5,210,800	5,122,670

NET LOSS	$(1,263,791)	$(1,130,401)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,251,153)	$(1,119,097)

Net loss allocated to other Partners	$(12,638)	$(11,304)

* Amounts include $1,117,843 and $911,633 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 22

	2006	2005

Revenues
Rental	$4,316,358	$4,191,694
Interest and other	243,334	206,430

	4,559,692	4,398,124

Expenses
Interest	950,256	1,013,093
Depreciation and amortization	1,191,019	1,407,574
Operating expenses	3,012,453	2,863,766

	5,153,728	5,284,433

NET LOSS	$(594,036)	$(886,309)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(588,096)	$(877,446)

Net loss allocated to other Partners	$(5,940)	$(8,863)

* Amounts include $451,519 and $264,888 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 23

	2006	2005

Revenues
Rental	$3,934,960	$3,845,496
Interest and other	136,424	200,734

	4,071,384	4,046,230

Expenses
Interest	1,029,758	1,091,734
Depreciation and amortization	950,742	1,094,871
Operating expenses	2,753,503	2,877,609

	4,734,003	5,064,214

NET LOSS	$(662,619)	$(1,017,984)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(655,993)	$(1,007,803)

Net loss allocated to other Partners	$(6,626)	$(10,181)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 24

	2006	2005

Revenues
Rental	$3,458,723	$3,552,144
Interest and other	75,573	78,786

	3,534,296	3,630,930

Expenses
Interest	719,375	755,609
Depreciation and amortization	970,252	1,003,817
Operating expenses	2,335,913	2,256,342

	4,025,540	4,015,768

NET LOSS	$(491,244)	$(384,838)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(486,332)	$(380,990)

Net loss allocated to other Partners	$(4,912)	$(3,848)

* Amounts include $216,188 and $114,080 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 25

	2006	2005

Revenues
Rental	$6,296,980	$6,482,487
Interest and other	162,916	169,886

	6,459,896	6,652,373

Expenses
Interest	1,502,646	1,721,928
Depreciation and amortization	1,424,101	1,545,382
Operating expenses	4,266,935	4,186,075

	7,193,682	7,453,385

NET LOSS	$(733,786)	$(801,012)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(726,448)	$(793,002)

Net loss allocated to other Partners	$(7,338)	$(8,010)

* Amounts include $285,420 and $543,237 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 20060
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 26

	2006	2005

Revenues
Rental	$7,687,325	$7,427,980
Interest and other	340,944	262,091

	8,028,269	7,690,071

Expenses
Interest	1,858,530	1,764,122
Depreciation and amortization	2,030,090	2,128,175
Operating expenses	5,299,814	4,570,004

	9,188,434	8,462,301

NET LOSS	$(1,160,165)	$(772,230)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,148,563)	$(764,508)

Net loss allocated to other Partners	$(11,602)	$(7,722)

* Amounts include $293,606 and $209,365 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 27

	2006	2005

Revenues
Rental	$5,331,927	$5,151,901
Interest and other	150,974	134,617

	5,482,901	5,286,518

Expenses
Interest	2,097,738	2,076,674
Depreciation and amortization	1,394,268	1,292,767
Operating expenses	2,866,473	2,593,946

	6,358,479	5,963,387

NET LOSS	$(875,578)	$(676,869)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(866,822)	$(670,100)

Net loss allocated to other Partners	$(8,756)	$(6,769)

* Amounts include $95,220 and $147,874 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 28

	2006	2005

Revenues
Rental	$4,935,800	$4,648,700
Interest and other	113,832	108,205

	5,049,632	4,756,905

Expenses
Interest	1,229,141	1,132,267
Depreciation and amortization	1,624,430	1,712,754
Operating expenses	3,007,048	3,011,760

	5,860,619	5,856,781

NET LOSS	$(810,987)	$(1,099,876)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(802,877)	$(1,088,877)

Net loss allocated to other Partners	$(8,110)	$(10,999)

* Amounts include $22,600 and $13,865 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 29

	2006	2005

Revenues
Rental	$4,899,542	$5,412,986
Interest and other	421,296	221,505

	5,320,838	5,634,491

Expenses
Interest	1,273,422	1,392,279
Depreciation and amortization	1,859,896	1,977,174
Operating expenses	3,059,499	3,504,159

	6,192,817	6,873,612

NET LOSS	$(871,979)	$(1,239,121)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(863,259)	$(1,226,730)

Net loss allocated to other Partners	$(8,720)	$(12,391)

* Amounts include $49,101 and $131,761 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 30

	2006	2005

Revenues
Rental	$3,671,831	$3,692,006
Interest and other	158,786	158,229

	3,830,617	3,850,235

Expenses
Interest	827,227	902,313
Depreciation and amortization	981,237	1,034,489
Operating expenses	2,780,248	2,777,312

	4,588,712	4,714,114

NET LOSS	$(758,095)	$(863,879)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(750,515)	$(855,240)

Net loss allocated to other Partners	$(7,580)	$(8,639)

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 31

	2006	2005

Revenues
Rental	$7,711,345	$7,468,717
Interest and other	325,320	282,717

	8,036,665	7,751,434

Expenses
Interest	1,734,789	1,546,979
Depreciation and amortization	2,286,318	2,455,361
Operating expenses	5,085,697	4,962,067

	9,106,804	8,964,407

NET LOSS	$(1,070,139)	$(1,212,973)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,059,438)	$(1,200,988)

Net loss allocated to other Partners	$(10,701)	$(11,985)

* Amounts include $20,161 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 32

	2006	2005

Revenues
Rental	$4,260,868	$4,175,807
Interest and other	219,997	191,217

	4,480,865	4,367,024

Expenses
Interest	1,124,185	1,073,288
Depreciation and amortization	1,797,359	1,705,193
Operating expenses	2,795,996	2,799,486

	5,717,540	5,577,967

NET LOSS	$(1,236,675)	$(1,210,943)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,224,308)	$(1,198,834)

Net loss allocated to other Partners	$(12,367)	$(12,109)

* Amounts include $61,598 and $107,503 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 33

	2006	2005

Revenues
Rental	$2,243,285	$2,090,918
Interest and other	65,671	55,403

	2,308,956	2,146,321

Expenses
Interest	686,653	680,562
Depreciation and amortization	917,883	709,910
Operating expenses	1,395,139	1,235,968

	2,999,675	2,626,440

NET LOSS	$(690,719)	$(480,119)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(683,812)	$(475,318)

Net loss allocated to other Partners	$(6,907)	$(4,801)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 34

	2006	2005

Revenues
Rental	$4,376,705	$3,980,759
Interest and other	181,919	199,321

	4,558,624	4,180,080

Expenses
Interest	1,220,222	1,205,544
Depreciation and amortization	1,553,799	1,661,242
Operating expenses	2,548,102	2,568,682

	5,322,123	5,435,468

NET LOSS	$(763,499)	$(1,255,388)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(755,864)	$(1,242,833)

Net loss allocated to other Partners	$(7,635)	$(12,555)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,

Series 35

	2006	2005

Revenues
Rental	$3,243,298	$3,187,800
Interest and other	150,354	197,789

	3,393,652	3,385,589

Expenses
Interest	892,834	841,661
Depreciation and amortization	1,102,613	1,160,671
Operating expenses	2,102,261	2,067,137

	4,097,708	4,069,469

NET LOSS	$(704,056)	$(683,880)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(697,016)	$(677,040)

Net loss allocated to other Partners	$(7,040)	$(6,840)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 36

	2006	2005

Revenues
Rental	$2,463,484	$2,373,461
Interest and other	95,627	68,227

	2,559,111	2,441,688

Expenses
Interest	722,348	773,859
Depreciation and amortization	764,963	796,193
Operating expenses	1,382,856	1,278,692

	2,870,167	2,848,744

NET LOSS	$(311,056)	$(407,056)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(307,945)	$(402,985)

Net loss allocated to other Partners	$(3,111)	$(4,071)

* Amounts include $453 and $1,614 for 2006 and 2005, respectively, of income loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 37

	2006	2005

Revenues
Rental	$3,367,421	$3,262,083
Interest and other	117,915	205,083

	3,485,336	3,467,166

Expenses
Interest	834,697	1,006,765
Depreciation and amortization	1,332,499	1,012,381
Operating expenses	1,931,686	1,857,493

	4,098,882	3,876,639

NET LOSS	$(613,546)	$(409,473)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(607,412)	$(405,379)

Net loss allocated to other Partners	$(6,134)	$(4,094)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 38

	2006	2005

Revenues
Rental	$2,546,630	$2,311,597
Interest and other	106,793	84,461

	2,653,423	2,396,058

Expenses
Interest	664,403	629,046
Depreciation and amortization	874,292	734,297
Operating expenses	1,410,194	1,376,377

	2,948,889	2,739,720

NET LOSS	$(295,466)	$(343,662)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(292,511)	$(340,226)

Net loss allocated to other Partners	$(2,955)	$(3,436)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 39

	2006	2005

Revenues
Rental	$1,845,210	$1,638,608
Interest and other	104,424	118,083

	1,949,634	1,756,691

Expenses
Interest	456,275	488,768
Depreciation and amortization	810,281	624,827
Operating expenses	1,189,072	1,177,317

	2,455,628	2,290,912

NET LOSS	$(505,994)	$(534,221)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(500,934)	$(528,879)

Net loss allocated to other Partners	$(5,060)	$(5,342)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 40

	2006	2005

Revenues
Rental	$2,865,719	$2,656,408
Interest and other	82,679	92,385

	2,948,398	2,748,793

Expenses
Interest	752,277	732,034
Depreciation and amortization	1,055,959	1,091,454
Operating expenses	1,661,276	1,471,633

	3,469,512	3,295,121

NET LOSS	$(521,114)	$(546,328)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(515,902)	$(540,865)

Net loss allocated to other Partners	$(5,212)	$(5,463)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 41

	2006	2005

Revenues
Rental	$3,872,779	$3,844,735
Interest and other	154,211	145,192

	4,026,990	3,989,927

Expenses
Interest	1,564,041	1,481,078
Depreciation and amortization	1,464,293	1,489,200
Operating expenses	2,121,076	2,003,019

	5,149,410	4,973,297

NET LOSS	$(1,122,420)	$(983,370)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,111,196)	$(973,536)

Net loss allocated to other Partners	$(11,224)	$(9,834)

* Amounts include $202,260 and $215,895 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

        Series 42

	2006	2005

Revenues
Rental	$3,959,537	$4,136,943
Interest and other	135,299	139,456

	4,094,836	4,276,399

Expenses
Interest	1,162,266	1,273,535
Depreciation and amortization	1,328,035	1,406,247
Operating expenses	2,328,521	2,146,752

	4,818,822	4,826,534

NET LOSS	$(723,986)	$(550,135)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(716,746)	$(544,634)

Net loss allocated to other Partners	$(7,240)	$(5,501)

* Amounts include $4,237 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 43

	2006	2005

Revenues
Rental	$5,025,239	$4,547,981
Interest and other	217,856	179,644

	5,243,095	4,727,625

Expenses
Interest	1,151,775	1,254,050
Depreciation and amortization	1,952,118	1,845,683
Operating expenses	3,175,599	2,667,788

	6,279,492	5,767,521

NET LOSS	$(1,036,397)	$(1,039,896)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,026,033)	$(1,029,497)

Net loss allocated to other Partners	$(10,364)	$(10,399)

* Amounts include $203,457 and $0 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 44

	2006	2005

Revenues
Rental	$4,069,581	$2,816,496
Interest and other	210,327	88,578

	4,279,908	2,905,074

Expenses
Interest	1,527,159	1,000,232
Depreciation and amortization	1,311,354	1,040,487
Operating expenses	2,308,105	1,469,199

	5,146,618	3,509,918

NET LOSS	$(866,710)	$(604,844)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(858,043)	$(598,795)

Net loss allocated to other Partners	$(8,667)	$(6,049)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 45

	2006	2005

Revenues
Rental	$5,829,654	$4,256,864
Interest and other	390,327	321,905

	6,219,981	4,578,769

Expenses
Interest	1,837,674	1,358,664
Depreciation and amortization	2,054,748	1,134,676
Operating expenses	3,489,114	2,716,346

	7,381,536	5,209,686

NET LOSS	$(1,161,555)	$(630,917)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,149,939)	$(624,608)

Net loss allocated to other Partners	$(11,616)	$(6,309)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 46

	2006	2005

Revenues
Rental	$3,076,972	$2,601,939
Interest and other	71,941	31,130

	3,148,913	2,633,069

Expenses
Interest	1,030,679	739,401
Depreciation and amortization	936,763	754,101
Operating expenses	1,664,726	1,395,764

	3,632,168	2,889,266

NET LOSS	$(483,255)	$(256,197)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(478,422)	$(253,636)

Net loss allocated to other Partners	$(4,833)	$(2,561)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended December 31, 2006 and 2005, numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors, including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45, and Series 46. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2006.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships.

Prior to the quarter ended December 31, 2006, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728.

During the quarter ended December 31, 2006, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of December 31, 2006, all of which has been loaned to the Operating Partnership. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31,2006, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $18,770 as of December 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended December 31, 2006, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended December 31,2006, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of December 31, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,540.

During the quarter ended December 31, 2006, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of December 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended December 31, 2006, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of December 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,573.

During the quarter ended December 31, 2006, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of December 31, 2006. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended December 31, 2006, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of December 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,872.

During the quarter ended December 31, 2006, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of December 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in two of the Operating Partnerships.

During the quarter ended December 31, 2006, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2006. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended December 31, 2006, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 5 Operating Partnerships in the amount of $611,150 as of December 31, 2006. Of the amount outstanding, $544,766 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The advances and loans will be converted to capital and the remaining contributions of $66,384, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2006, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 5 Operating Partnerships in the amount of $484,756 as of December 31, 2006. Of the amount outstanding, $225,756 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $259,000, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended December 31, 2006, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of December 31, 2006. Of the amount outstanding, $21,806 has been loaned to one of the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $172,348, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended June 30, 2006, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of December 31, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended December 31, 2006, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable to 1 Operating Partnership in the amount of $163,782 as of March 31, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended December 31, 2006, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2006, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2006, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2006. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2006, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,519 as of December 31, 2006. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2006, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of December 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. As of December 31, 2006 1 of the properties has been disposed of and 22 remain.

During the quarter ended December 31, 2006, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2006. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,577,586.

During the quarter ended December 31, 2006, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 7 Operating Partnerships in the amount of $775,421 as of December 31, 2006. Of the amount outstanding, $355,417 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $420,004 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2006, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 6 Operating Partnerships in the amount of $490,522 as of December 31, 2006. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $240,220 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2006, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $781,022 as of December 31, 2006. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $584,418 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2006, Series 45 recorded capital contribution releases of $207,010. Series 45 has outstanding contributions payable to 5 Operating Partnerships in the amount of $918,437 as of December 31, 2006. Of the amount outstanding, $567,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $350,894 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2006, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 5 Operating Partnerships in the amount of $590,543 as of December 31, 2006. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2006 and 2005, the Fund held limited partnership interests in 515 and 517 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2006 is as follows:

	3 Months Management Fee	3 Months Reporting Fee	9 Months Management Fee	9 Months Reporting Fee
Series 20	$ 81,538	$ 2,900	$ 253,314	$ 41,696
Series 21	55,534	926	169,380	8,692
Series 22	59,642	4,006	190,943	13,019
Series 23	50,239	9,827	180,198	13,141
Series 24	56,209	725	170,802	6,776
Series 25	50,973	17,196	204,507	24,395
Series 26	100,508	8,182	326,070	34,494
Series 27	76,135	2,666	236,403	23,806
Series 28	75,279	8,250	250,587	55,255
Series 29	66,146	18,349	253,485	24,637
Series 30	45,042	1,500	157,002	12,750
Series 31	97,860	1,500	298,080	33,631
Series 32	81,564	1,320	248,654	18,320
Series 33	36,822	6,669	130,473	24,089
Series 34	73,299	-	219,897	-
Series 35	57,090	-	171,270	-
Series 36	38,116	2,033	120,449	19,230
Series 37	51,216	-	153,648	10,500
Series 38	33,985	7,115	123,300	25,665
Series 39	34,200	-	102,600	7,650
Series 40	57,352	(7,351)	150,014	9,900
Series 41	68,610	-	205,830	29,013
Series 42	63,144	-	189,176	13,983
Series 43	74,158	2,637	229,935	10,801
Series 44	68,175	3,000	213,526	21,200
Series 45	89,636	2,500	276,407	11,632
Series 46	57,935	3,100	183,105	6,100
	$1,700,407	$97,050	$5,409,055	$500,375

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 20 reflects net loss from Operating Partnerships of $(689,137) and $(623,171), respectively, which includes depreciation and amortization of $1,757,098 and $2,045,378, respectively. This is an interim period estimate; it is not indicative of the final year end results.

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment general partner were $508,616, all of which were allocated to Series 20. Of the total investment partnership proceeds received, $10,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership; approximately $14,501 represents reimbursement of expenses incurred related to the sale, which includes due diligence and legal costs; and $484,115 represents partial reimbursement for outstanding operating advances made by the investment partnership to the property. Annual losses generated by the Operating Partnership, which were applied against the investment general partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Advances made by the investment general partner that were not repaid from the sale proceeds totaled $954,317 and have been recorded as a loss on the sale of the Operating Partnership as of March 31, 2006. Additional gains on the sale of $7,016 and $19,427 were realized in the quarters ended June 30, 2006 and December 31, 2006.

East Douglas Apartments Limited Partnership (East Douglas Apartments) has historically operated at or just below break even due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The property operated at just below break even in 2004 and generated $12,406 in 2005. Physical occupancy averaged 94% in 2004 and 93% in 2005. In the fourth quarter of 2006, occupancy was 94% and the year to date occupancy was 93%. The most recent rental rates and utility allowances released by IDHA resulted in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The property has expended cash for 2006; however, the deficit is due to capital needs expenses that may be reimbursed from the replacement and operating reserves. In addition, it should be noted that the majority of the deficit is associated with expenses incurred in the first half of 2006, as the third and fourth quarters of 2006 have improved cash flow. The mortgage, property taxes and insurance are all current. The operating general partner has attempted to refinance the first mortgage with IDHA to replace the high interest first mortgage loan held by Arbor Commercial Mortgage, but was not successful because, with the recently decreased rental rates and increased utility allowances, operations did not meet the lenders' underwriting criteria. The operating general partner plans to review the refinancing analysis and consider other refinancing options.

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

Parkside Housing, LP (Parkside Apartments) is a 54 unit family apartment complex in Avondale, Arizona. In March 2005, the operating general partner entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the investment general partner were $441,525. Of the total investment general partner proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the investment general partner. Of the remaining proceeds, the net distribution to investors was approximately $371,348. This represented a per BAC distribution of $.10. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $58,177 was paid to Boston Capital Asset Management L.P. or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $49,177 represented partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the investment general partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, has been recorded in the amount of $401,525 as of June 30, 2005 and an additional $19,000 was received in March 31, 2006.

Northfield Apartments L.P. (Willow Point Apartments I) is a 120 unit property located in Jackson, MS. Occupancy, which averaged 94% through the first half of 2006, dropped to the mid-80% range in the second half. Consequently, the property was unable to break even in 2006. The property, located in the back of a four phase apartment community, has lost potential residents to sister phases that are in more desirable locations and are slightly newer. Occupancy has suffered further due to recent evictions of non-paying and problem residents. Management is in the process of adding new light fixtures and ceiling fans to the units to make them competitive with newer apartment communities in the market. Management will also enhance curb appeal by planting new grass cover and flowers in the spring. A small one-time leasing special is being run to entice potential residents. Management is confident that occupancy will improve given that the three other phases in the apartment community are maintaining occupancy in the high 90% range and generating cash. The partnership's operating deficit guarantee is unlimited in time and amount and the operating general partner has a longstanding history of funding operating deficits as necessary. The mortgage, taxes, and insurance payments are current.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property approximately 20 miles from Houston, Texas. The property suffered a fire in the second quarter of 2006, causing 20 units to come off-line. In addition, leases of 50 units, occupied by hurricane evacuees, expired in the last half of 2006. As a result, occupancy fell to an average of 75% in the fourth quarter and was at 74% in December 2006. Work on the fire-damaged units is in progress and they are expected to be ready for occupancy in the second quarter of 2007. Once this work is complete, the operating general partner will apply for recovery of lost rent through insurance proceeds. Management is offering new concessions, including one month free rent and an increased bonus to locators. The property also offers a $300 resident referral. A nearby grocery store, shopping mall and elementary school are all being targeted by management. Despite the low occupancy, the property was still able to generate cash in 2006. The mortgage, taxes, and insurance payments are current.

In December 2006, Boston Capital Tax Credit Fund II - Series 14, Boston Capital Tax Credit Fund III - Series 17 and Boston Capital Tax Credit Fund IV - Series 20 (the "Investment Limited Partners") transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner's investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% Investment Limited Partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the operating partnership.

Harrisonburg Seniors Apartments Partnership, (Harrisonburg Seniors Apartments) is a 24 unit development located in Harrisonburg, Louisiana. Despite occupancy averaging 100% during 2006, the un-audited financials indicate the property is operating at a cash deficit due to stagnant rental rates and high operating expenses. In the second quarter of 2006, the property suffered a loss directly attributable to an increase in routine maintenance and administration costs, as well as a lump sum payment for real estate taxes. Although no major expenditures were related to hurricane damage, there were additional maintenance items completed above the normal operating maintenance, including the replacement of original floor coverings in many units that were in very poor condition. The maintenance staff is attempting to replace the floors in two units each quarter and anticipate additional flooring replacements to continue through 2007. Additionally, all buildings were treated for carpenter ant infestation and fire stop devices were installed in all range vents due to the findings of the annual fire extinguisher inspection. The mortgage, taxes, and insurance payments are current. The investment general partner will continue to work with the operating general partner to monitor operations and expenses at the property.

Series 21

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 21 reflects net loss from Operating Partnerships of $(1,263,791) and $(1,130,401), respectively, which includes depreciation and amortization of $631,192 and $663,477, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

The Plan confirmation was not immediately followed by an effective date, as is typical in most bankruptcy cases. Numerous issues among the large number of constituents with disparate interests resulted in a delay, which was prolonged until July 2006. During this period, the Plan proponent effectively took control of and managed the property through a management company that was engaged in late 2004. Despite significant improvements to the physical condition of the property, property expenses (especially security, maintenance and insurance) remained stubbornly high and the property was not able to generate cash flow as projected under the Plan.

For the first half of 2006, despite occupancy in excess of 90% both net operating income and cash flow were negative ($123,893). (Cash flow equals net operating income because the partnership is not currently making debt payments.) This performance was not sufficient to service the debt contemplated under the Plan of Reorganization. Starting in the first quarter of 2006, the investment general partner began raising its concern that, given this performance, the Plan was no longer feasible. The concern was raised first with the proponent and later before the court. In June 2006, HUD threatened to terminate the Housing Assistance Payment contract supporting the property if the closing/effective date did not occur within 30 days. HUD's action caused the property management company to resign. At the same time, the prospective indenture trustee withdrew.

At a hearing in July 2006, the Judge acknowledged that the proponent's Plan was unlikely to become effective and the parties began discussing immediate steps to ensure stability at the property. On September 6, 2006, the Court converted the case from Chapter 11 to Chapter 7 and a Trustee was appointed to oversee the sale of the property. The Trustee has concluded the bidding process and it appears that the property will be sold in the first quarter of 2007. Initial indications were that the property could sell for $1,300,000 to $1,700,000, far less than the amount of secured bond debt. The investment general partner could lose the small amount of tax credits that remain and experience recapture of the accelerated credits as early as the first quarter of 2007.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119 unit property located in Centrville, VA. The property continues to incur operating deficits due to low occupancy. The average occupancy through the fourth quarter of 2005 was 71%. Through the third quarter 2006, average physical occupancy was 61% and in the fourth quarter occupancy decreased to 50%. The operating general partner is in the process of reconfiguring the property to have only 83 units, which would reduce the number of 1 bedroom units from 100 to 29 while increasing the number of two bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction is now expected to be complete by March 1, 2007. The management team expects to have all converted units 100% occupied by the end of the summer. The funding to complete the work will come from the Virginia Housing Authority in the amount of $580,000. The operating general partner continues to fund operating deficits and through the end of 2006 funded $837,502.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48 unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 95% in 2005. Through the fourth quarter of 2006, the average occupancy was 94%. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving break even operations through the fourth quarter of 2006. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 90% for the year 2005. Occupancy has been consistent with the prior year through the fourth quarter 2006, averaging 89%. Even though operating expenses are below the investment general partner's state average, low rental rates in the area prevented the property from achieving break even operations through the fourth quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. The property is operating below break even due to high operating expenses and low occupancy, which are the result of a lack of subsidy and unit turnover costs. Through the fourth quarter of 2006 occupancy at the property has averaged 88%. Part-time management and subcontracted maintenance services have helped to lower operating costs. The investment general partner will continue to work with the operating general partner to identify ways in which to improve the overall operations of the property. Through the third quarter of 2006, management had been pursuing rehabilitation financing through the Cincinnati Development Fund in order to fund non-essential preventative maintenance. During the fourth quarter of 2006, changes in administrative personnel occurred at the CDF, leaving the viability of this financing option in doubt. The operating general partner is now seeking alternative financing options. The mortgage and tax payments are current. To date, the operating general partner has funded $296,613 in deficits. The property's compliance period ends in 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60 unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 91% in 2005. Occupancy has been consistent with the prior year through the fourth quarter of 2006, averaging 92%. The property's operating expenses are below the investment general partner's state average. Despite occupancy in the 90%s, low rental rates in the area prevented the property from achieving break even operations through the fourth quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 22 reflects net loss from Operating Partnerships of $(594,036) and $(886,309), respectively, which includes depreciation and amortization of $1,191,019 and $1,407,574, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27 unit development located in Litchfield, IL. The property suffered a downturn in operations in 2004 with occupancy averaging 79%. In 2005 this trend reversed and occupancy finished the year averaging 89%. Occupancy remained stable in the fourth quarter of 2006 at 89%; however, occupancy at year's end of 2006 averaged 85%. The reasons for low occupancy include job relocations, new competition to the area, and older residents leaving for health reasons. The operating general partner has made changes this year with increased marketing by advertising with new signage and increasing newspaper advertisements that cover three counties. The operating general partner is also using tenant referral incentives to help increase occupancy. The operating expenses for 2006 were $2,995/unit, which is $202 lower then 2005 level and is considerably lower then the 2005 state average of $5,222/unit. The mortgage, taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48 unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 90% for the year 2005. Occupancy has been consistent with the prior year through the fourth quarter 2006, averaging 89%. Even though operating expenses are below the investment general partner's state average, low rental rates in the area prevented the property from achieving break even operations through the fourth quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. During the early part of 2005, management performed a large number of evictions in order to rid the property of undesirable residents. These evictions caused a drop in occupancy and increases in administrative and maintenance expenses, resulting in substantial cash expenditure in 2005. The resident turnover caused by these evictions greatly improved the resident base, which has had a very positive impact on partnership operations. Through the fourth quarter of 2006, occupancy has averaged 97% and economic occupancy has improved from 83% in first quarter to 90% in the fourth quarter. Un-audited financial statements show an improvement in cash flow in 2006. This improvement in cash flow is the result of a significant decrease in maintenance expenses, which suggests that the operating general partner may have directed management to defer needed repair work in order to improve financial performance as the operating general partner looks to sell its interest in the partnership. An investment general partner site visit consultant who visited the property in July of 2006 reported deteriorating landscaping, oil stains in the parking lot, buildings in need of power-washing and paint, and a community center which had been closed to residents due to vandalism. The investment general partner will discuss these issues with the operating general partner and ensure that proper maintenance is being performed and the integrity of the asset is maintained. Management continues to effectively enforce stringent resident screening policies in order to sustain improvements in the quality of the resident population. Marketing efforts continue to generate traffic, allowing management to taper rental concessions at the end of 2006. The property's real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The 2005 audit showed that the property expended cash of ($45,385) and that the first mortgage on the property was in default, triggering a default with the second mortgage. The default is related to the property failing to fully fund replacement reserves due to a lack of cash. Reported occupancy for the first three quarters of 2006 is 91%, a slight improvement from the average 2005 occupancy of 88%. A recent discussion with the partnership's auditing firm confirmed fourth quarter occupancy remained at 91%. This discussion also revealed that the operating general partner and third-party management company ended their contract in the fourth quarter and, at this time, the operating general partner is managing the property. The requisite reporting has not been available and the status of the loans is unclear at this time. The investment general partner has been unable to discuss these issues with the operating general partner. The operating general partner has a guarantee that is unlimited in time and amount and continues to fund operating deficits as necessary.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property is suffering from low occupancy due to a weak rental market. In addition, the property has mostly three-bedrooms (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The property is also located in a rough neighborhood, with an inferior school system, making it difficult to market to families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs are being redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet and in adjacent towns has increased. In the third quarter of 2006, average occupancy was 85%, which is consistent with the prior quarter average of 87%. Fourth quarter occupancy improved slightly to 89%. In April 2006, the Longmont Housing Authority began discussions to acquire the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The parties have been negotiating and reviewing multiple proposals since that time and an outcome is expected by mid-2007. The investment general partner will work closely with the operating general partner in evaluating the conditions of the proposed transactions. The operating general partner continues to fund all operating deficits and accounts payable are current. The mortgage, taxes, and insurance payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 83% in 2005 the property was able to operate above break even. The average occupancy in 2006 was 85%. Due to low occupancy levels the property operated below break even. All taxes, insurance and mortgage payments are current. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes and the property operates above break even.

Series 23

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 23 reflects net loss from Operating Partnerships of $(662,619) and $(1,017,984), respectively, which includes depreciation and amortization of $950,742 and $1,094,871, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290 unit property located in Hillsborough County, Florida. During the early part of 2005, management performed a large number of evictions in order to rid the property of undesirable residents. These evictions caused a drop in occupancy and increases in administrative and maintenance expenses, resulting in substantial cash expenditure in 2005. The resident turnover caused by these evictions greatly improved the resident base, which has had a very positive impact on partnership operations. Through the fourth quarter of 2006, occupancy has averaged 97% and economic occupancy has improved from 83% in first quarter to 90% in the fourth quarter. Un-audited financial statements show an improvement in cash flow in 2006. This improvement in cash flow is the result of a significant decrease in maintenance expenses, which suggests that the operating general partner may have directed management to defer needed repair work in order to improve financial performance as the operating general partner looks to sell its interest in the partnership. An investment general partner site visit consultant who visited the property in July of 2006 reported deteriorating landscaping, oil stains in the parking lot, buildings in need of power-washing and paint, and a community center which had been closed to residents due to vandalism. The investment general partner will discuss these issues with the operating general partner and ensure that proper maintenance is being performed and the integrity of the asset is maintained. Management continues to effectively enforce stringent resident screening policies in order to sustain improvements in the quality of the resident population. Marketing efforts continue to generate traffic, allowing management to taper rental concessions at the end of 2006. The property's real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.

South Hills Apartments, LP (South Hills Apartments) is a 72 unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 77% in 2005. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There are also newer competing properties offering more attractive amenities. Over the past three years, there have been five different managers at the property. This inconsistency has contributed to the cash flow and compliance problems. The operating general partner completed another site management change in July 2006. Since the new manager has taken over, operations have improved through the fourth quarter of 2006 with average occupancy of 96%; however, the property was not able to break even. A third party shopping report, conducted in December, confirmed that the property manager is doing an effective job. Management has increased concessions (they are currently offering a $100/month rent reduction for the first 12 months for all new tenants) and increased resident referral rewards. Management is in constant communication with the nearby Air Force Base and local employers, runs ads in the weekly newspaper and has a website for the property. Management's efforts have resulted in an increase in occupancy to 96% in the fourth quarter of 2006, but because of the added concessions needed to market the property, economic occupancy was 88%. Per an agreement with the operating general partner, the management company (an affiliate of the general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance payments are current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA. In 2004, the tax lien was discovered upon follow-up with the operating general partner regarding the extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The operating general partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The operating general partner is working with the city to get this tax lien overturned. The operating general partner has retained legal counsel to represent them with regards to this matter. There has been no resolution to date. In the meantime, the partnership continues to make payments in accordance with a payment plan as required by the city to avoid being declared in default. Through the fourth quarter 2006, this property operated at a surplus with average physical occupancy of 98%. The property's mortgage, taxes and insurance are all current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 83% in 2005 the property was able to operate above break even. The average occupancy in 2006 was 85%. Due to low occupancy levels the property operated below break even. All taxes, insurance and mortgage payments are current. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes and the property operates above break even.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property is suffering from low occupancy due to a weak rental market. In addition, the property has mostly three-bedrooms (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The property is also located in a rough neighborhood, with an inferior school system, making it difficult to market to families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs are being redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet and in adjacent towns has increased. In the third quarter of 2006, average occupancy was 85%, which is consistent with the prior quarter average of 87%. Fourth quarter occupancy improved slightly to 89%. In April 2006, the Longmont Housing Authority began discussions to acquire the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The parties have been negotiating and reviewing multiple proposals since that time and an outcome is expected by mid-2007. The investment general partner will work closely with the operating general partner in evaluating the conditions of the proposed transactions. The operating general partner continues to fund all operating deficits and accounts payable are current. The mortgage, taxes, and insurance payments are current.

Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. The property was unable to break even in 2005 due to increased operating costs. Occupancy has fluctuated throughout 2006, ranging from a low of 87% to a high of 99% as of December 31, 2006, averaging the year at 93%. The property continued to operate at a deficit it 2006 due to the expense levels. In the third quarter of 2006 management replaced the Regional Manager and occupancy dramatically increased by year end. Management intends to continue to watch expenditures closely and work to reduce turnover by implementing various resident retention programs. Despite an expired guarantee, the operating general partner has funded all operating deficits. All taxes, insurance and mortgage payments are current.

Series 24

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at December 31, 2006. Out of the total 23 were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 24 reflects net loss from Operating Partnerships of $(491,244) and $(384,838), respectively, which includes depreciation and amortization of $970,252 and $1,003,817, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. The property is operating below break even due to the vacancies and bad debt. Occupancy showed some improvement in the fourth quarter, averaging 91% in December 2006. The improvement can be attributed to management's decision to decrease rents by $50 per unit. Management is also working with a local agency called Cluster Housing which assists people in transitioning from being homeless. The program provides families with emergency relief and tenant education. The operating general partner has instituted the Nodine Hill program which is housed in a local community building. The program offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. Management has done a good job in controlling operating expenses in 2006, including successful negotiations with the property tax assessor to get relief in property taxes. As of June 2006 the taxes were reduced to and fixed at $600 per unit resulting in an annual savings of $27,567. Although expenses have decreased, the property continues to operate below break even due to the occupancy and rental collection issues. The mortgage, taxes, insurance and required reserves are all current. The operating general partner has funded the operating deficits by deferring management fees, and infusions of cash. The investment general partner had a meeting with the operating general partner to further discuss the project's viability. The operating general partner restated their commitment to the property and expressed a willingness to continue funding deficits until the property stabilizes. They have a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has just come on line that connects to the financial district in Manhattan. A minor league ballpark is in development and will be built in close proximity to Elm Street. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is advertising on Craig's List, holding open houses for homeless families, and exploring various programs to lease units. It is also offering incentives, such as one month free rent when signing a one year lease. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through 2006 was 95%. The property is operating below break even due to high operating costs which are attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. Several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The operating general partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they are presented. In 2006, $111,300 in repairs was included in the budget to address the structural issues; however to date the high operating expenses are not allowing for the cash to be available to make the improvements. The results from the oil test have been received and the operating general partner has determined the course of action that needs to be taken to fix the shifting buildings. The operating general partner has obtained a bid to complete the necessary repairs to the building. Work is anticipated to begin in February 2007. The investment general partner continues to visit the property and review the work as it is completed. Discussions regarding the future improvements with the operating general partner are ongoing. The investment general partner will continue to work with the operating general partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The operating general partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in June 2005. Since the new management has taken over, operations have improved. Average physical occupancy through the fourth quarter 2006 was 86%. Occupancy in 2006 fluctuated from 97% to 82%. Such fluctuation was due to some evictions at the property. According to the operating general partner, the occupancy downturn is the result of natural cycles that was noticed from time to time at the properties. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. Physical occupancy is expected to stabilize at 93% in the first quarter 2007. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the 72 units have rental assistance. Consequently, the property has trouble competing with properties that receive full rental assistance. The reasons for the cash flow deficit include: declining occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. Through November of 2006 average occupancy has declined to 76% from an average of 93% in 2005 as the qualified resident base continues to decline. Management will continue to market the property through local media and civic organizations and investigate the possibility of acquiring rental assistance subsidies. The mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2009.

Century East IV, LP (Century East IV Apartments) is a 24 unit development located in Bismarck, ND. In 2005 the property operated with an average occupancy of 91%, and was able to achieve break even operations. Through the fourth quarter of 2006 the average occupancy was to 98.61%. Average occupancy continues showing improvement as the third quarter average was 92%. Despite the uptrend in occupancy, the property still will operate below break even in 2006. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24 unit development located in Bismarck, ND. In 2005 the property operated with an average occupancy of 90% and operated slightly below break even. Through the fourth quarter of 2006 average occupancy was 90.27%. The property operated below break even in 2006. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. In February 2006, there was a fire in one unit that completely destroyed the unit. There were no injuries reported from the fire. The unit required a complete rehab with repairs totaling $25,000. The repairs were funded with proceeds from the insurance claim filed by management. As of May 2, 2006, all repairs were made and the unit was ready to be occupied. After higher than normal turnover in the first quarter of 2006, occupancy dropped to an average of 82% for the quarter. Management increased the frequency of their newspaper advertising and occupancy improved to average 89% for the second and third quarters of 2006. Fourth quarter occupancy shows consistent improvement with an average of 90%. The mortgage, property taxes, and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100 unit senior property located in St. Louis, MO. The partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. In the summer of 2006 the property was spotlighted in a local news article as being an undesirable place to live. The development is located across the street from a homeless shelter and many transients were trespassing and damaging the building. In response to the negative publicity, management hired an experienced Regional Manager and met with HUD to secure a grant for a Resident Services Coordinator to provide additional services to those residents with special needs. Occupancy dropped to 83% in the fourth quarter of 2006 as a result of the eviction of those residents involved in illegal activity. A new site manager was hired in December 2006 and has begun to screen and move-in qualified occupants. Once occupancy is improved, management will work to re-build the waiting list. Throughout 2006, the investment limited partner worked with management to sustain reductions in administrative and maintenance costs, to improve collections and to promote energy efficient practices. Decreased operating expenses have allowed the partnership to generate annualized cash of $95 per unit through the fourth quarter of 2006. All real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Series 25

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at December 31, 2006. Out of the total 21 were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 25 reflects net loss from Operating Partnerships of $(733,786) and $(801,012), respectively, which includes depreciation and amortization of $1,424,101 and $1,545,382, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property's original mortgage interest rate of 8.21% has resulted in a high debt service. The property has also suffered from increased bad debt, maintenance expenses, and real estate taxes. The operating general partner applied to refinance the mortgage with a rate that has been locked as of July 20, 2006 with a 6.03% floor. The refinance went through in the fourth quarter of 2006 and the funds are in the process of being properly disbursed as of January 2007. The refinance resulted in a reduction of annual debt service by more than $90,000. The property's average occupancy rate was 94% at the end of 2006, with December 2006 averaging 97%. The operating general partner will continue to fund any deficits as needed. Although the 2006 audit will likely show an operating loss, the reduced debt service is expected to allow the property to operate at an above break-even level in 2007.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360 unit apartment complex located in Indianapolis, Indiana. In January of 2005, the partnership underwent a change in operating general partner, which was accompanied by a change in management. Despite average occupancy of 93% for the year, the property did not break even in 2005 due to operating expenses which averaged 14% above the state average. The new operating general partner and management company continue to work to leverage their considerable strengths in the Indianapolis market in order to lower operating expenses, which have declined through October of 2006 and are now just 5% higher than the state average. Occupancy has averaged 90% through December of 2006, slightly below the 93% average achieved in 2005. Operations through October of 2006 have yielded annualized cash generated of $160 per unit as a result of continued reductions in operating expenses. Operating reports for November and December of 2006 have been requested from the operating general partner and are presently being prepared. The operating general partner is presently working with lenders in an attempt to refinance partnership debt and increase the partnership's ability to sustain improved operations and generate cash. The operating general partner continues to fund operating deficits. The operating general partner's obligation to fund operating deficits is limited to $150,000 in subordinate loans outstanding at any one time.

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

On November 23, 2005 the United States Tax Court issued final agreements reporting no changes for the tax years ending 2000 and 2001. Additionally, on December 28, 2005 the Internal Revenue Service issued a Partial Agreement, Closing Agreement on Final Determination Covering Specific Matters for the years ending 2005 and 2006. Under this agreement the credits and depreciation expense adjustments applicable to 2000 and 2001 will be made in the years ending in 2005 and 2006 to avoid amending tax returns for the years 2000 and 2001. M.R.H. lost approximately $52,688 in tax credits (.18%) and $16,436 in depreciation expense for each year 2005 and 2006. The 2000 and 2001 audits are closed.

Rose Square, LP (Rose Square Apartments) is an 11 unit property located in Connellsville, PA. The property was operating with deficits caused by low occupancy. The property operated above break even in 2005 due to increased occupancy and revenues, combined with operating expenses that are below the state average. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events, helping to increase interest in the property. The property is operating above break even through the fourth quarter of 2006. Occupancy has shown improvement in the fourth quarter with 1 vacant unit in December 2006, averaging 85% for the quarter. The last vacant unit is rented, and the site manager is currently waiting for the housing authority to complete unit inspection so that the tenant can move in. In order to improve cash flow and help the property stabilize, Pennsylvania Housing Finance Agency has granted a request to defer replacement reserve deposits for the remainder of 2006.

Century East II Apartments, LP (Century East II Apartments) is a 24 unit property located in Bismarck, ND. During 2005 the property operated with an average occupancy of 87% and operated below break even. Through the fourth quarter of 2006 occupancy improved to average 95.83%. The property operated above break even in 2006. The property is located in a highly competitive area. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 26

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 26 reflects net loss from Operating Partnerships of $(1,160,165) and $(772,230), respectively, which includes depreciation and amortization of $2,030,090 and $2,128,175, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cameron Apartments Partnership (Cameron Apartments) is a 40 unit apartment complex originally located in Cameron, Louisiana which was completely destroyed by Hurricane Rita. The National Flood Insurance Program has underwritten the project as a complete loss. The investment general partner and the operating general partner are working in tandem to sell the partnership and re-syndicate the partnership into another fund. The sale is expected to occur the first quarter of 2007. Construction should commence in the first quarter of 2007 and is expected to take a period of approximately nine months.

Country Edge, LP (Country Edge Apts.) is a 48 unit property located in Fargo, North Dakota. During 2005 the property operated with an average occupancy of 88% and as a result operated below break even. Average occupancy through the fourth quarter of 2006 was 90.28%, however year end average occupancy was 80%, and as a result operated below break even. The property's occupancy issues arose because of issues surrounding a large refugee population in the area. A number of refugees had rented apartments after meeting the resident selection criteria. However, a few of the residents had criminal backgrounds that were not exposed during the typical background check. Management has been evicting problem and non-paying residents; however, due to overbuilding in the Fargo, North Dakota area, units are remaining vacant. The operating general partner/management company continues to offer rent concessions and rate reductions as a rental incentive. Security has been increased at the property and Lutheran Social Services is counseling the existing population to help curtail any issues. The investment general partner will continue to work with the operating general partner to stabilize occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36 unit property located in Fargo, North Dakota. During 2005 the property operated with an average occupancy of 89% and as a result operated below break even. Average occupancy through the fourth quarter of 2006 was 83%, and as a result operated below break even. Overbuilding and a soft rental market in the Fargo, North Dakota area are causing high vacancy rates. The management company continues to offer rental concessions and rate reductions until occupancy has stabilized. Turnover at this property remains high. Concessions, rate reductions and fluctuating occupancy levels have contributed to the negative cash flow at the property. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. This property operated below break even in 2006 due to low occupancy caused by ineffective management. The investment general partner visited the property in January 2006, and gave management recommendations to improve the performance of the property. These recommendations included building a stronger rapport with the residents, offering social programs on-site, and employing closing techniques to encourage potential residents to initiate the application process. Management implemented these suggestions and occupancy trended upward throughout 2006. In December 2006 the community was 96% occupied. Management anticipates occupancy will remain strong through the first quarter of 2007. The investment general partner performed a rental analysis to determine if the property could support a rent increase. After analyzing the property's rental rates in relation to the market, the investment general partner suggested that management implement a rent increase. The property's current rental rates are priced approximately 12% lower than the maximum allowable rental rates. Management stated that the property's rents had not been adjusted in over two years, and concurred that a rent increase is necessary. Effective January 1, 2007, management will implement a rent increase that should generate approximately $16,000 in additional rental revenue. The rent increase, combined with improved occupancy, should allow the property to operate above break even in 2007. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2005 the property operated with an average occupancy of 87% but was able to operate above break even. Average occupancy through the fourth quarter of 2006 was 81.94%, and as a result the property operated below break even. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 27 reflects net loss from Operating Partnerships of $(875,578) and $(676,869), respectively, which includes depreciation and amortization of $1,394,268 and $1,292,767, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Magnolia Place Apartments Partnership (Magnolia Place Apartments) is a 40 unit development located in Gautier, Mississippi. Due to Hurricane Katrina, the property suffered major flood damage as well as damage to flooring, appliances, decking, sheetrock, roof vents, shingles and siding. Carpets and fixtures that could create an environment for mold were immediately removed and 28 apartments required the removal of both wall and ceiling drywall. Additionally, kitchen cabinets were installed, roofs were replaced and all apartments were treated for mold prevention. Insurance proceeds of $1,236,866 were allocated to roofing, full restoration of the interiors and exteriors, as well as appliances and carpeting. Renovations were completed costing approximately $1,066,238. The investment general partner continues to work with the management company for a breakdown of repairs and costs as any remaining proceeds will be distributed in accordance with the partnership agreement. The partnership suffered a large cash deficit due to the vacancy and the renovation process throughout the year. According to the 2006 un-audited financials, the loss through 2006 is expected to exceed approximately ($85,000). For a period of several months, there were no occupied units; therefore the rental income could not support the necessary operating expenses; however, the mortgage, taxes and insurance are current. Management reports the property to be 100% occupied at year end and expects to continue to see improvement through the first quarter of 2007. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property.

Centrum Fairfax II, LP (Forest Glen at Sully Station Phase II) is a 119 unit senior complex located in Fairfax, VA. As of December 2006, this property was operating with 100% physical occupancy. Many of the residents from the adjacent property moved into this property when the operating general partner started converting one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). Through 2006 the operating general partner was relocating the one bedroom residence from adjacent phase I to phase II which improved the overall performance of the project. The property is in excellent physical condition and is expected to stay fully occupied through to 2007. The operating general partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the operating general partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Holly Heights, LP (Holly Heights Apartments) is a 30 unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 92% in 2005. Occupancy averaged 90% through the fourth quarter of 2006. Despite the recent upswing in occupancy, there are still limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. As a result of low occupancy combined with low rental rents, the property experienced negative cash flow and high payables. In addition, the property suffers from a high interest rate on the permanent mortgage. Debt service at the property adversely affects the property's overall operations. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. The operating general partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23 unit co-op property located in Harlem, New York. The partnership operated below break even in 2006 due to increasing resident receivables and high operating expenses. Management had some success in the second quarter with aggressive eviction proceedings resulting in a third quarter decrease of $11,068 in tenant accounts receivables. However, accounts receivable has increased over the fourth quarter and collections remain an ongoing problem. The operating general partner and the investment general partner continue to monitor collections closely. Also, the operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. The investment general partner met with the operating general partner and management in March 2006 and found the property to be in excellent condition. Harlem is undergoing a great deal of urban revitalization. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance are current and the operating general partner is funding deficits.

Kiehl Partners (Park Crest Apartments) is a 216 unit property located in Sherwood, AR. In 2005, occupancy averaged 85% and the property expended $42,000. Low occupancy and a dramatic rise in administrative, bad debt and maintenance expenses due to mismanagement were responsible for the cash deficit. At year-end, new on-site and regional staffs were hired to focus on strengthening the resident base and improving collections. Despite the replacement of the on-site property manager at year-end 2005 the property's occupancy did not improve. Occupancy averaged 82% through the fourth quarter of 2006. Third party shopping reports, conducted in both April and July, confirmed that the site continued to suffer from poor leasing technique. Consequently, the regional manager replaced the property manager in December 2006 and hired an experienced leasing consultant. With the new staff structure now in place, management anticipates that occupancy will improve in the first quarter of 2007. The investment general partner will continue to conduct monthly conferences calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Series 28

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 28 reflects net loss from Operating Partnerships of $(810,987) and $(1,099,876), respectively, which includes depreciation and amortization of $1,624,430 and $1,712,754, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bienville III Apartments Partnership (Bienville III Apartments) is a 32 unit development located in Ringgold, Louisiana. Occupancy has averaged 98% during 2006; however the un-audited financials indicate the property is operating at a cash deficit due to stagnant rental rates and high operating expenses. In the first and second quarters of 2006, the property suffered a loss directly attributable to an increase in maintenance and administration costs, as well as a large lump sum payment for interest and real estate taxes. The increase in maintenance spending is correlated to findings from the Rural Housing site visit performed at the onset of 2006. Although no 8823 was issued, the property was required to refurbish the siding and replace porches on the majority of the buildings. The bulk of materials were purchased during the second quarter of 2006 and renovations commenced, as specified in the audit findings. Additional expenditures are expected to be incurred in 2007 for the remainder of the ongoing work to the porch and vinyl siding. The management company is working with the Louisiana Housing Agency in an effort to obtain a rental increase for the project, but has not yet received approval. The mortgage, taxes and insurance are current. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The operating general partner verbally reported that the occupancy for the fourth quarter of 2006 was 100%. This is a notable achievement, as this property has historically struggled with a high vacancy rate. In 2003, the partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these issues remain unresolved. The investment general parnter has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner's continued funding, neither of which support an extended legal battle for removal. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current.

Sumner House LP (Sumner House Apartments) is a 79 unit property located in Hartford, CT. In 2005 this property had an average occupancy of 74% and high operating expenses, which resulted in negative cash flow. Through the fourth quarter in 2006, average occupancy improved to 94%; however, the property expended $9,861 of cash. The property spent over $17,000 in repairs in first quarter 2006 in order to update units and change carpeting. These repairs were needed in order to increase the overall appeal of the property. Revenues increased 5% in 2006 as compared to 2005 and expenses remained flat. The operating general partner is focused on building a better reputation for the neighborhood surrounding the property and is working with the local police to increase patrols. For the past year, the operating general partner implemented a strict resident selection process and offered concessions to increase occupancy with the strong resident base. All taxes, insurance, and mortgage payments are current for this property.

Series 29

As of December 31, 2006 and 2005 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at December 31, 2006 all of which were 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 29 reflects net loss from Operating Partnerships of $(871,979) and $(1,239,121), respectively, which includes depreciation and amortization of $1,859,896 and $1,977,174, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below break even in 2005 and 2006 due to low occupancy, which averaged 72% in 2005 and fell to 47% in 2006. Occupancy was at 46% in December 2006. The operating general partner attributed the poor performance to the management company and took over management in the first quarter of 2005. At that time, they evicted a number of non-paying residents and rather than hire a professional management company, the operating general partner directly hired a succession of underperforming site managers and executed a 'hands-off' management style. The site has no central office and the laundry room has been boarded up due to vandalism. The operating general partner has funded all deficits. The property is bordered by three apartment communities and it is the only property that offers three bedroom units. The operating general partner has made contact with the managers of the adjacent communities who have indicated they will refer applicants looking for three bedroom units to Lombard Partners, LP. In the past the operating general partner has had difficulty reporting in a timely manner. The operating general partner has submitted a below break even budget for 2007. A consultant to the operating general partner reports that if the laundry room were converted into a site office and a stronger management presence was fostered, operations could improve. The consultant cites plentiful retail, restaurant and tourist-related jobs in the area as evidence that occupancy can improve if the operating general partner can be persuaded to take a more active role in management. The investment general parnter is unable to confirm the current status of taxes, insurance and mortgage at this time, however, no notification of liens or defaults has been received.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. The property operated at a deficit of ($5,323) in 2005. The property achieved 100% occupancy as of the end of the third quarter of 2006, which is a significant increase from year end of 2005, which reflected 81% occupancy. Although occupancy reportedly dropped slightly in the fourth quarter, to an average of 96%, overall operations are expected to continue improving. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

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

The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender. The operating general partner was able to reduce the original construction budget by $1,167,306. The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget eliminated the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from VHDA indicating approval of the additional debt of $1,600,000. The construction of the project stared in early November 2006 and is expected to be completed within nine months. The investment general partner is closely monitoring the construction progress of the property and reviews construction draws on a monthly basis. As of December 31,2006, this property was 15% completed.

Kiehl Partners (Park Crest Apartments) is a 216 unit property located in Sherwood, AR. In 2005, occupancy averaged 85% and the property expended $42,000. Low occupancy and a dramatic rise in administrative, bad debt and maintenance expenses due to mismanagement were responsible for the cash deficit. At year-end, new on-site and regional staffs were hired to focus on strengthening the resident base and improving collections. Despite the replacement of the on-site property manager at year-end 2005 the property's occupancy did not improve. Occupancy averaged 82% through the fourth quarter of 2006. Third party shopping reports, conducted in both April and July, confirmed that the site continued to suffer from poor leasing technique. Consequently, the regional manager replaced the property manager in December 2006 and hired an experienced leasing consultant. With the new staff structure now in place, management anticipates that occupancy will improve in the first quarter of 2007. The investment general partner will continue to conduct monthly conference calls with management to ensure that the proper controls and procedures are in place. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Ozark Associates, LP (Regency Apartments) is a 16 unit property located in Poplarville, MS. During the third quarter 2006 the property experienced low occupancy from damage to 7 units from Hurricane Katrina. Occupancy has been poor because 7 of the property's 16 units have been uninhabitable due to damage caused by Hurricane Katrina. Management did not list the 7 units as vacant in 2005 because the partnership was still receiving 100% of its rental subsidies for the 7 units through Rural Development. Excluding the 7 down units, occupancy has averaged 100% in 2006. An insurance claim was filed and the partnership received a check in November 2006 in the amount of $69,790 to cover the cost of the repairs. Repair work includes replacement of doors, carpets, countertops and cabinets, drywall repairs, painting of walls and ceilings, and HVAC repairs. Repair work commenced in January 2007 and management expects the work to be completed by the end of the second quarter of 2007. Management received money to cover lost rent through June. The partnership will receive the remainder of the lost rent proceeds once the repair work is complete. The investment general partner will conduct monthly conference calls with management to ensure that repair work is completed on schedule and the partnership receives funds to cover the lost rent in a timely fashion. All taxes, insurance, and mortgage payments are current for this property.

Series 30

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 30 reflects net loss from Operating Partnerships of $(758,095) and $(863,879), respectively, which includes depreciation and amortization of $981,237 and $1,034,489, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28 unit family complex in Gentry, AR. Occupancy through fourth quarter 2006 averaged 92% as compared to 91% average occupancy for 2005. Through December of 2006, the property expended $3,191 of cash as compared to expending cash of $32,898 in 2005. In 2006, expenses increased 35% compared to 2005 due to completion of many deferred maintenance items. A new site manager was hired in November 2006 and has been very successful in increasing the appeal of the property, improving the resident selection criteria, and collecting rent from residents. Taxes, mortgage, and insurance are all current for this property.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The partnership and New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment general partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment general partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $741,543 and $209,111, respectively.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment general partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment general partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner's interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $642,208 and $184,459, respectively.

JMC, LLC (Farwell Mills Apts.) is a 27 unit development located in Lisbon, ME. Ineffective management caused ccupancy to average 88% in 2006. Occupancy was high during the first quarter of 2006, but steadily trended downward due to application processing delays at the management company's corporate office. The department in the corporate office that handles application processing has been under-staffed for the majority of the year. Thus, lack of manpower has lead to delays of up to eight weeks in processing applications. Most of the prospective residents that submitted applications have been discouraged by the extensive wait and have chosen to live elsewhere. The project was 77% occupied as of December 31, 2006. The investment general partner conducted a site evaluation of the property in July 2006 and found the property in good physical condition. Given the property's central location and demand in the market, it could sustain high occupancy if applications were processed in a timely manner. The investment general partner addressed this issue with the operating general partner, who is working to improve his affiliated management company's policies and procedures in an effort to improve application processing speed. In the meantime, senior management will consider allowing on-site staff to initiate the application process until the corporate office's occupancy department is adequately staffed. Despite low occupancy, the property broke even in 2006 due to the management company's successful effort to control operating expenses. Bad debt, administrative, and maintenance expenses were reduced significantly as compared to the prior year. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30 unit property located in Council Bluffs, IA. This property has had inconsistent occupancy since 2003. In 2004 occupancy averaged 89%, in 2005 93%, and through the fourth quarter 2006 occupancy averaged 89%. The operating general partner took over management of the property in 2005. With in-house management, the operating general partner decreased all operating expenses. Through fourth quarter 2006 expenses decreased 30%, mostly in maintenance. This decline in maintenance expense had a negative impact on the property and caused a decline in occupancy in 2006. Through the fourth quarter 2006, un-audited results show the property expended ($5,038) of cash. The investment limited partner will continue to monitor operations with the general partner and has requested they submit a plan to the investment limited partner to address the deferred maintenance issues. Taxes, insurance, and mortgage payments are all current for this property.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a slowed local economy and a challenging rural location. 2005 was a year of improvement for the property. The property operated at a surplus of $2,230. The property achieved 81% occupancy as of the end of the third quarter of 2006, with average occupancy for the fourth quarter reported as 84%. The managing agent has expanded their marketing to include networking with local businesses and providing brochures at the local chamber of commerce in order to increase occupancy. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortage, taxes, and insurance are all current.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 and the property expended approximately ($300,000) in 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Although occupancy has improved, averaging 88% for 2006, it has slipped in the fourth quarter to an average of 83% and was at 83% as of December 2006. Revenue increased by 12% in 2006 over 2005. Expenses over the same period have decreased by 7%. The net result is that the NOI has improved, according to unaudited financials provided by the operating general partner, by $250,000. However, the property still lost cash in 2006. The operating general partner continues to honor an operating deficit guarantee that remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 31

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 31 reflects net loss from Operating Partnerships of $(1,070,139) and $(1,212,973), respectively, which includes depreciation and amortization of $2,286,318 and $2,455,361, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108 unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. In 2005, although operating expenses decreased from the prior year, the property continued to struggle with occupancy, bad debt, and high resident receivables. Physical occupancy through the fourth quarter of 2006 is averaging 80%. Current occupancy levels are not sufficient to allow the property to operate at break even. In May 2006 a new site management team was brought in to improve property operations. The new manager has established strict screening criteria for new residents, as well as enforcing rigid collection policies. Although site staff is trying to improve the resident profile, no improvements have been made in occupancy because a majority of the vacant units are not ready to rent. Many units require appliances, carpeting and various repairs. The operating general partner has not made much progress in bringing these units online due to the lack of operating cash. The operating general partner has maintained that the Public Housing units bring a stigma to the property, making it difficult to rent units. The operating general partner has been in negotiations with the Housing Authority to opt out of the Public Housing Program. As part of the proposed agreement with the Housing Authority, the operating general partner has requested the release of an operating reserve account currently held by the Housing Authority. The funds would be utilized to pay down existing payables, and to make necessary physical improvements to the property, including making vacant units rent ready. Formal approval of the opt-out process has been delayed several times at both the state and national level. The investment general partner continues to monitor the progress of the negotiations, as no reserve funds will be released to the partnership until formal approval is granted. All mortgages, taxes, and insurance are current. Operating deficits are currently being funded by accruing payables. The partnership has an operating guaranty in place by the operating general partner. The investment general partner has been working with the operating general partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections. A consultant has been contracted to work with the operating general partner in improving operations at the property. The investment general partner has begun to engage the operating general partner in discussions regarding the potential replacement of both the management company and the general partner interest in the partnership in order to bring in someone qualifed to improve and stabilize property operations. The investment general partner will continue to closely monitor the efforts of the operating general partner until operations have stabilized.

Canton Housing One, LP (Madison Heights Apartments) is an 80 unit property located in Canton, Mississippi. Occupancy averaged 87% in 2005. The property was unable to break even in 2005 due to low occupancy and ineffective site management. In addition, management continues to struggle with the weak resident profile that required a strong campaign of evicting residents who do not pay their rent. Management has taken several measures in its effort to increase occupancy including advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager in March of 2006. As a direct result, the occupancy increased to 91% in December 2006. Based on unaudited financial reports, the property was able to operate above break even in 2006. The mortgage, property taxes and insurance are current.

Canton Housing Four, LP (Canton Manor Apartments) is a 32 unit property located in Canton, Mississippi. In 2005 the property was unable to break even due to low occupancy and ineffective site management. Occupancy averaged 85% in 2005. As a direct result of management's efforts to advertise the property in local newspapers, offer attractive rental concessions and employ a full-time onsite manager, occupancy increased to an average of 90% in December 2006. Based on unaudited financial reports, the property was able to operate above break even in 2006. The mortgage, property taxes and insurance are current.

Riverbend Housing Associates (Riverbend Estates) is a 28 unit property located in Biddeford, ME. Vacancy loss and high operating expenses were responsible for this property's cash deficit in 2005. Historically, management has had difficulty finding residents who qualify for the property's 60% income level units. In addition to the difficulty in attracting renters that qualify at the 60% income level, the investment general partner believes corporate management's approach to leasing and application processing has hindered the property's ability to achieve higher occupancy. The investment general partner addressed this issue and is currently working with the operating general partner to improve his management company's policies and procedures. Improvements have been realized to date. Occupancy, which averaged 89% through the third quarter, climbed to 93% in December 2006. Management was able to decrease the 2006 cash deficit as compared to the prior year total by controlling operating expenses. Bad debt, administrative, and maintenance expenses were reduced significantly compared to the prior year averages. All tax, mortgage, and insurance payments are current. The operating general partner will continue to defer fees due to an affiliated management company and maintenance company, to fund the deficit. The operating deficit guarantee is capped at $300,000 and expires on December 31, 2012.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2005 the property operated below break even due to high operating expenses and an average occupancy of 88%. Average occupancy in 2006 was 84%. The property continues to operate below break even due to continued high expenses and occupancy that remains below 90%. The local town where the property is located has a very poor economy. There are two other apartment complexes in the town that both experienced a drop in occupancy in 2006. The closest large employers are 30 to 40 miles away. In an effort to attract and retain residents, management offers a $50 cash award for all friends referred to the complex that rent an apartment. Advertising is in local newspapers and with the local housing authority. The investment general partner will continue to monitor the property to ensure that occupancy improves and stabilizes. All taxes, insurance and mortgage payments are current.

San Angelo Bent Tree, LP (Bent Tree Apartments) is a 112-unit family complex located in San Angelo, Texas. During 2005 the property operated below break even due to high operating expenses and an average occupancy of 91%. Occupancy declined in the third and fourth quarters of 2005, averaging 87%, as a result of the housing authority cutting back on funds and having removed several residents from the program. In addition, the threat of the nearby air base closing sent many of the military wives home to live with family outside of San Angelo. The unit turnover caused operating expenses, specifically maintenance expenses, to be higher in 2005 then they had been in 2004. In the second quarter of 2006, San Angelo Air Base was taken off the closure list and housing received additional funds. The management agent continues to market the available units by working closely with the housing authority and by various marketing efforts, such as advertising in local and rental publications, to attract qualified residents. Because of the management's marketing efforts, occupancy has rebounded to an average of 98% in the fourth quarter 2006. The investment general partner will continue to monitor the property to ensure the stabilization of occupancy levels and operating expenses. The property's mortgage, real estate taxes, and insurance are current.

Series 32

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2006, all of which were at 100% Qualified Occupancy

For the period ended December 31, 2006 and 2005, Series 32 reflects net loss from Operating Partnerships of $(1,236,675) and $(1,210,943), respectively, which includes depreciation and amortization of $1,797,359 and $1,705,193, respectively. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Average occupancy through the fourth quarter of 2006 was 98%. The operating general partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%; however, debt service is still 49% of the property's total income. The operating general partner will continue to attempt to reduce the debt service. The property increased revenues by 12% in 2006 and was able to generate cash through the fourth quarter. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below break even as a result of low occupancy which averaged 75% in the fourth quarter of 2006. The property suffered cash losses of ($113,684) and ($53,329) for the years 2004 and 2005, respectively. The property's physical appearance and condition is good. Management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies. The operating general partner has engaged four management companies in four years. The most recent management company assumed management in April 2006 and is still sorting out issues created by the previous management companies. To date, the operating general partner has funded all operating deficits. Although an unlimited operating deficit guarantee is still in effect, the operating general partner's ability to fund continued operating deficits is in question.

Jackson Bond, LP (Park Ridge Apartments) is a 136 unit property located in Jackson, TN. This property operated below break even in 2006 due to low occupancy caused by ineffective management. The investment general partner visited the property in January 2006, and gave management recommendations to improve the performance of the property. These recommendations included building a stronger rapport with the residents, offering social programs on-site, and employing closing techniques to encourage potential residents to initiate the application process. Management implemented these suggestions and occupancy trended upward throughout 2006. In December 2006 the community was 96% occupied. Management anticipates occupancy will remain strong through the first quarter of 2007. The investment general partner performed a rental analysis to determine if the property could support a rent increase. After analyzing the property's rental rates in relation to the market, the investment general partner suggested that management implement a rent increase. The property's current rental rates are priced approximately 12% lower than the maximum allowable rental rates. Management stated that the property's rents had not been adjusted in over two years, and concurred that a rent increase is necessary. Effective January 1, 2007, management will implement a rent increase that should generate approximately $16,000 in additional rental revenue. The rent increase, combined with improved occupancy, should allow the property to operate above break even in 2007. The operating general partner continues to fund operating deficits at the property. Since the property never converted to fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty.

Martinsville I Limited (Martinsville Apartments) is a 13-apartment project located in

Shelbyville, KY. The property operated at a deficit of ($20,000) in 2005 and has expended ($9,598) through the fourth quarter 2006. The average occupancy declined to 80% through fourth quarter of 2006 from an average occupancy of 94% in 2005. As of December 2006, there were only 2 vacant units. The decline in average occupancy is due to 6 move outs in the month of August 2006. Operating expenses through the fourth quarter of 2006 are lower then 2005 levels on an annualized basis. Operating expenses for 2006 were $3,558/unit, which is $863 lower than 2005 operating expenses. However, per unit operating expenses are still much higher than the state average which was $2,455. The property performed better in 2006, but still did not operate above break even. The mortgage is currently up to date, but the property taxes are delinquent. The 2006 real estate taxes in the amount of $5,796.86 are past due. They were unable to make their property tax payments for 2006 due to insufficient cash flow. The current management company, will cease managing the property effective January 31, 2007, and the operating general partner will take over property management.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below break even in 2005 and in the first two quarters of 2006 due to low rental income, collections loss, and high expenses. With reduced administrative, maintenance and utility costs in the third and fourth quarters of 2006, the property operated above break even and payables were reduced. In the fourth quarter 2005, the operating general partner discovered that $24,000 was owed to the partnership for overpayment of taxes on a tax exempt property. Management requested a refund and it was received in the fourth quarter of 2006 and used to reduce outstanding utility payables. The partnership received approval of a 10% rent increase effective January 2006 which added approximately $20,000 to the annual rent revenue in 2006 and the operating general partner stated that they were going to request another increase effective January 1, 2007. The investment general partner visited the property in March 2006 to discuss issues with the operating general partner and management and found that the property is maintained in excellent condition. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. However, collections remain an ongoing issue and tenant receivables continued to increase in the fourth quarter. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Other methods of improving collections, including posting payments received in common areas, improving relations with residents, and a proposal to assess property debt and collection charges to residents are also being reviewed and considered. Management continues to explore options to reduce utility costs, including tenant education on conservation and applications were filed in the first quarter to a non-profit agency for assistance and grants to cover increased utility expenses. The investment general partner continues to work with the operating general partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

Courtside Housing Associates, Limited Partnership (Courtside Apartments) is a 44-unit property located in Cottonwood, Arizona. The property operated below break even in the third quarter of 2006 due to higher than normal maintenance expenses. The operating general partner has been proactive and is working closely with the third-party management company to reduce operating expenses and replenish the property's diminishing replacement reserve account. The fourth quarter showed a marked improvement with a large decrease in operating expenses and an average occupancy of 98%. Replacement reserves are being funded monthly and the property operated above break even in the fourth quarter. The operating general partner expects this trend to continue in 2007. Although the operating general partner's operating deficit guarantee expired in 2004, they have indicated that they will fund deficits this year. The mortgage, real estate taxes and insurance payments are all current.

Chardonnay Limited Partnership (Chardonnay Apartments) is a 14-unit property located in Oklahoma City, OK. The operating general partner has requested the approval of the investment general partner to refinance the mortgage loan. The proceeds from the refinancing will be used to pay the deferred development fee of $95,000. Chardonnay has not been able to generate sufficient cash to pay down the fee, and due to construction cost overruns, the development fee was deferred. According to Section 6.11 of the partnership agreement, the first source of funds for construction cost overruns should be a non-interest bearing developer loan in an amount up to $150,000. As stated in Section 6.12, the second source of funds should be the deferment of the developer's fee, which will bear an interest of 7% per annum. The partnership's 2005 balance sheets do not reflect a developer loan outstanding. Thus, the deferred development fee will be treated as a non-interest bearing developer loan. Occupancy for the fourth quarter of 2006 was 100%. The refinance is under review by the investment general partner. The mortgage, taxes and insurance are all current.

Series 33

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 33 reflects net loss from Operating Partnerships of $(690,719) and $(480,119), respectively, which includes depreciation and amortization of $917,883 and $709,910, respectively. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Average occupancy through the fourth quarter of 2006 averaged 98%. The operating general partner was successful in 2004 in getting the lender to reduce the interest rate on the loan by 2%; however, debt service is still 49% of the property's total income. The operating general partner will continue to attempt to reduce the debt service. The property increased revenues by 12% in 2006 and was able to generate cash through the fourth quarter. The mortgage, taxes, insurance and payables are current.

Forest Park Apartments (Stonewall Retirement Village) is a 40 unit development located in Stonewall, Louisiana. Despite an average occupancy rate of 98% in 2005, the property operated at a deficit as a result of insufficient rental rates. Occupancy has remained strong through 2006 averaging 99% and the property received a much needed $40 per unit rent increase, effective September 1, 2006. The rental increase and managements attention to expenses has allowed the property to produce positive cash flow as the un-audited financials indicate the property is generating cash.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. In 2005, occupancy averaged 96%, but the property operated with a deficit of approximately $14,000 due to high maintenance and utility expenses. The site was originally a high school, and the high ceilings and wide hallways make the site expensive to heat in the winter months. Oil costs rose from $1.669 per gallon in 2005 to $2.419/gallon in 2006; consequently, the partnership continues to operate with a cash deficit. Occupancy declined in the fourth quarter, however, averaging 84%, due to several deaths of seniors living in the community. Management will market heavily through the media and direct outreach and offer small incentives to fill the vacant units. High occupancy is necessary to offset the high utility costs at the property. In an effort to reduce operating expenses, management allowed Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down two categories: low cost do-it-yourself operations and maintenance procedures, and capital improvement projects. Per the audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be in place. Per the audit, improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy usage. Management has hired an energy efficiency engineer to perform a pay-back analysis of the capital improvement recommendations noted in the audit. Based on the analysis, the operating general partner may implement some or all of these recommendations. In the meantime, management will also implement the low cost operations and maintenance procedures recommendations such as weather-stripping and adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. The investment general partner will conduct monthly conference calls with the operating general partner and his affiliated management company to monitor their progress in implementing energy-efficient improvements and procedures. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary.

Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50 unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 88% in 2005 and is up to 93% through December 2006. The site manager has been successful in retaining current residents by offering different types of incentives, such as one month free rent and a $50 referral fee. The property is also being advertised in the local newspapers. The property expended $2,074 through three quarters in 2006 and fourth quarter financials have been requested. The taxes and insurance are being properly escrowed and the mortgage is current.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, third quarter 2006 occupancy increased to 99% from the first quarter 2006 average of 94%, and the leasing agent maintains a wait list. Although fourth quarter occupancy dropped slightly to an average of 92%, this is due to staff maternity leave and applicants reluctant to move over the holidays. Occupancy is expected to rise to the high 90% range by the first quarter of 2007. Management is now focusing on increasing economic occupancy. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 was reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a kids' club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable are slowly being paid down with operating cash. Mortgage and insurance payments are all current. In the first quarter of 2006, the operating general partner confirmed that taxes would be paid by an affiliate as an advance, but due to funding difficulties, the tax payment remained outstanding. In September 2006, the permanent lender issued a default letter for non-payment of taxes and underfunding the operating reserve account. The operating general partner has paid the outstanding taxes and continues to work with the lender toward a waiver of the operating reserve requirement. As of October 2006, no tax lien has been filed on the property. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Series 34

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 34 reflects net loss from Operating Partnerships of $(763,499) and $(1,255,388), respectively, which includes depreciation and amortization of $1,553,799 and $1,661,242, respectively. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I, LP (Hillside Club I Apartments), is a 56-unit property located in Petosky, Michigan, which has operated below break even as a result of low occupancy, which averaged 79% through the fourth quarter of 2006. The property suffered cash losses of ($80,898) and ($50,619) for the years 2004 and 2005, respectively. The property's physical appearance and condition is good. Management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies. The operating general partner has engaged four management companies in four years. The most recent management company assumed management in April 2006, and is still sorting out issues created by the previous management companies. To date, the operating general partner has funded all operating deficits. Although an unlimited operating deficit guarantee is still in effect, the operating general partner's ability to fund continued operating deficits is in question. In the fourth quarter of 2006, the partnership fell three months behind on its payment to the first mortgage lender. To date, the lender has not declared a default. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of that operating general partner.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, third quarter 2006 occupancy increased to 99% from the first quarter 2006 average of 94%, and the leasing agent maintains a wait list. Although fourth quarter occupancy dropped slightly to an average of 92%, this is due to staff maternity leave and applicants reluctant to move over the holidays. Occupancy is expected to rise to the high 90% range by the first quarter of 2007. Management is now focusing on increasing economic occupancy. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 was reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a kids' club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable are slowly being paid down with operating cash. Mortgage and insurance payments are all current. In the first quarter of 2006, the operating general partner confirmed that taxes would be paid by an affiliate as an advance, but due to funding difficulties, the tax payment remained outstanding. In September 2006, the permanent lender issued a default letter for non-payment of taxes and underfunding the operating reserve account. The operating general partner has paid the outstanding taxes and continues to work with the lender toward a waiver of the operating reserve requirement. As of October 2006, no tax lien has been filed on the property. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Millwood Park, LP (Millwood Park Apartments) is a 172 unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 and the property expended approximately ($300,000) in 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Although occupancy has improved, averaging 88% for 2006, it has slipped in the fourth quarter to an average of 83% and was at 83% as of December 2006. Revenue increased by 12% in 2006 over 2005. Expenses over the same period have decreased by 7%. The net result is that the NOI has improved, according to unaudited financials provided by the operating general partner, by $250,000. However, the property still lost cash in 2006. The operating general partner continues to honor an operating deficit guarantee that remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 35

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 35 reflects net loss from Operating Partnerships of $(704,056) and $(683,880), respectively, which includes depreciation and amortization of $1,102,613 and $1,160,671, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104 unit property located in Dickson, Tennessee. In the first and second quarters of 2006, the investment general partner worked with the management company to enhance overall management by improving resident selection and collections. This approach cut the 2006 bad debt expense by half as compared to the prior year; however, occupancy declined as many non-paying residents were evicted. Despite the decline in occupancy in the first and second quarters, occupancy recovered quickly and remained high in the third and fourth quarters averaging 92% for the year. The investment general partner will continue to conduct monthly conference calls with management to ensure that the proper controls and procedures are enforced. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's construction guaranty unless the partnership converts to fixed rate permanent financing. The operating general partner is very active in the tax credit business, and has ample incentive and resources to continue supporting deficits.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. Through the fourth quarter of 2006, the partnership expended annualized cash of $800 per unit as a result of high operating expenses, concessions and bad debt. This expenditure represents a reduction of 44% from 2005 levels. Operating expenses have risen from 2005 levels and exceed the state average by 13% through the fourth quarter of 2006. This rise in operating expenses has been off-set by a 17% rise in income per unit, which is the result of a significant increase in average occupancy levels. Historically, occupancy has been a concern at this property due to competition from low priced homes nearby and an immature Newnan, GA, affordable housing market. Occupancy averaged 86% in 2005, but has averaged 92% through the fourth quarter of 2006 as new jobs have brought additional qualified residents to the market. Despite increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Management continues to aggressively market the property through local media and to promote community building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. All real estate taxes, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Series 36

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 36 reflects net loss from Operating Partnerships of $(311,056) and $(407,056), respectively, which includes depreciation and amortization of $764,963 and $796,193, respectively. This is an interim period estimate; it is not indicative of the final year end results.

New Caney Housing II, LP (Garden Gates Apartments) is a 32 unit family property located in New Caney, TX. In 2005 the property operated at 71% occupancy and was unable to break even due to low occupancy caused by soft market conditions coupled with ineffective site management. The property is in a very competitive market with the competition offering significant specials to retain and increase occupancy rates. There were 250 new affordable units built in the radius of 2 miles from New Caney Housing II within the last two years. In addition, the property suffered from inexperienced site management. The property has had five different managers within the past two years, including some periods without management presence at the site. In September 2005, the site manager and a regional manager were replaced. The new staff focused on improving marketing efforts and occupancy remained in the mid-80% range, which was comparable to the competition. However, the property experienced a negative trend in occupancy in the fourth quarter of 2006 ending it with 78% occupancy in December. As result of this a new site manager was hired in November of 2006. In addition to poor site management there were other factors which contributed to the decline in occupancy. The property lost some households who moved in after Hurricane Katrina and then had to move out after being declared ineligible for continued hurricane assistance. In addition, in order to lease units, significant rental concessions were offered such as "the second month rent free", which were having negative results in the third tenancy month with skips. The regional manager has advised that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The new manager is focusing on strengthening the resident base, retention and improving collections. Management is also working with a local housing authority in an effort to increase referral of prospective residents. Operating expenses were in line with the investment general partner's prior year state average expense per unit. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve.

Series 37

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 37 reflects net loss from Operating Partnerships of $(613,546) and $(409,473), respectively, which includes depreciation and amortization of $1,332,499 and $1,012,381, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120 unit property located in Newnan, GA. Through the fourth quarter of 2006, the partnership expended annualized cash of $800 per unit as a result of high operating expenses, concessions and bad debt. This expenditure represents a reduction of 44% from 2005 levels. Operating expenses have risen from 2005 levels and exceed the state average by 13% through the fourth quarter of 2006. This rise in operating expenses has been off-set by a 17% rise in income per unit, which is the result of a significant increase in average occupancy levels. Historically, occupancy has been a concern at this property due to competition from low priced homes nearby and an immature Newnan, GA, affordable housing market. Occupancy averaged 86% in 2005, but has averaged 92% through the fourth quarter of 2006 as new jobs have brought additional qualified residents to the market. Despite increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Management continues to aggressively market the property through local media and to promote community building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. All real estate taxes, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. In 2005, occupancy averaged 96%, but the property operated with a deficit of approximately $14,000 due to high maintenance and utility expenses. The site was originally a high school, and the high ceilings and wide hallways make the site expensive to heat in the winter months. Oil costs rose from $1.669 per gallon in 2005 to $2.419/gallon in 2006; consequently, the partnership continues to operate with a cash deficit. Occupancy declined in the fourth quarter, however, averaging 84%, due to several deaths of seniors living in the community. Management will market heavily through the media and direct outreach and offer small incentives to fill the vacant units. High occupancy is necessary to offset the high utility costs at the property. In an effort to reduce operating expenses, management allowed Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down two categories: low cost do-it-yourself operations and maintenance procedures, and capital improvement projects. Per the audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be in place. Per the audit, improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy usage. Management has hired an energy efficiency engineer to perform a pay-back analysis of the capital improvement recommendations noted in the audit. Based on the analysis, the operating general partner may implement some or all of these recommendations. In the meantime, management will also implement the low cost operations and maintenance procedures recommendations such as weather-stripping and adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. The investment general partner will conduct monthly conference calls with the operating general partner and his affiliated management company to monitor their progress in implementing energy-efficient improvements and procedures. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary.

Series 38

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2006, all of which were at 100% qualified occupancy.

For the period ended December 31, 2006 and 2005, Series 38 reflects net loss from Operating Partnerships of $(295,466) and $(343,662), respectively, which includes depreciation and amortization of $874,292 and $734,297, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 39 reflects net loss from Operating Partnerships of $(505,994) and $(534,221), respectively, which includes depreciation and amortization of $810,281 and $624,827, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December, 2005 occupancy declined slightly to 91% and remained at that level through the first quarter of 2006. However, operations improved in the second and third quarters of 2006, with average occupancy of 92%. The fourth quarter occupancy averaged 93% and the property operated above break even. The site manager continues to implement resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. The taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with management staff to review progress.

Series 40

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2006, all of which at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 40 reflects net loss from Operating Partnerships of $(521,114) and $(546,328), respectively, which includes depreciation and amortization of $1,055,959 and $1,091,454, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December, 2005 occupancy declined slightly to 91% and remained at that level through the first quarter of 2006. However, operations improved in the second and third quarters of 2006, with average occupancy of 92%. The fourth quarter occupancy averaged 93% and the property operated above break even. The site manager continues to implement resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. The taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with management staff to review progress

Series 41

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2006 all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 41 reflects net loss from Operating Partnerships of $(1,122,420) and $(983,370), respectively, which includes depreciation and amortization of $1,464,293 and $1,489,200, respectively. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. A State appeals court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. An affiliate of the investment general partner funded these emergency repairs and continues to do so on an as needed basis. The partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 95%. The mortgage, taxes, and insurance are current.

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment general partner were $535,278, all of which were allocated to Series 20. Annual losses generated by the Operating Partnership, which were applied against the investment general partner's investment in the operating partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner's investment in the operating partnership to zero.

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

In May 2006, the lender to Brookstone II indicated that it too intended to proceed with foreclosure and advertised a foreclosure sale for June 2006. The investment general partner's analysis indicated that the costs of maintaining the property outweighed the benefits of receiving the remaining tax credits and determined that it was in the best interest of the investment general partner to forfeit the property if the lender refused to restructure the debt. The foreclosure sale took place on August 17, 2006, with the lender bidding in the property for the amount of the debt. There is a 6 month redemption period during which the partnership may redeem the property from foreclosure.

After the foreclosure sale, the new operating general partner of Brookstone I (Premier Management) expressed interest in taking control of Brookstone II as well. Premier reached agreement with the lender to redeem the property from the bank during the redemption period. Premier offered to purchase the general and limited partnership interests for consideration of providing a bond that would allow the limited partners to avoid recapture. The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property. The sale of interests and redemption of the property by the reconstituted partnership closed on January 26, 2007.

Rural Housing Partners of Mendota, LP (Northline Terrace), is a 24 unit family property located in Mendota, IL. In 2005, the property had an average occupancy of 82%. Through the fourth quarter 2006 occupancy averaged 86% and the property is operating below break even. Occupancy issues at the property stem from a lack of qualified applicants in the area. Management has increased advertising in the hope of reaching a new audience that was unaware of the complex. Also, management contacts the local county and community agencies bi-weekly in an effort to obtain new tenants. Occupancy has improved as a result of these efforts and the property finished the year at 92% occupancy. However, even with the improvements in the last quarter the property operated below break even year to date. The investment general partner will continue to work with the operating general partner to ensure occupancy remains stable and operations continue to improve. The mortgage, property taxes, and insurance are current.

Series 42

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2006. Out of the total 22 were at 100% Qualified Occupancy. The series also had 1 property under construction at December 31, 2006.

For the period ended December 31, 2006 and 2005, Series 42 reflects net loss from Operating Partnerships of $(723,986) and $(550,135), respectively, which includes depreciation and amortization of $1,328,035 and $1,406,247, respectively. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. A State appeals court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. An affiliate of the investment general partner funded these emergency repairs and continues to do so on an as needed basis. The partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 95%. The mortgage, taxes, and insurance are current.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. Seventy-five percent of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current. Occupancy for the fourth quarter of 2006 was 98% and average 2006 year to date occupancy is 96%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property is operating at a deficit. A reduction in the monthly insurance premium took effect in April 2006. With this reduction, the property generated cash for the months of April and May. The property expended cash in the third quarter of 2006; however, this is largely due to management performing significant capital improvements to continue to attract new residents and payment of a debt refinancing deposit. The property generated cash for all three months of the fourth quarter of 2006.

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

HS Housing, LP (Helios Station Apartments), is a 30 unit family property located in Lafayette, CO. On May 1, 2006 the investment general partner was informed that the housing authority issued an IRS Form 8823 for an unqualified unit due to student status. In July of 2006 the housing authority issued a "corrected" IRS Form 8823 stating that the non-compliance issue had been corrected. The one unit was out of compliance from June of 2005 through May of 2006. Although the property generated $454 per unit in 2005, it suffered from declining occupancy and high operating expenses. Occupancy averaged 92% in 2005, but closed the year at 83% in December 2005, while per unit operating expenses were 35% higher than the state average. Operations through the fourth quarter of 2006 yielded an annualized expenditure of $6,076 per unit, due to increased turnover costs and high vacancy rates. Occupancy has been turbulent throughout 2006 ranging from a high of 90% to a low of 70%, ending the year at 90% as of December 31, 2006. A new site manager with a favorable track record at another nearby property took over management responsibilities at Helios Station in the third quarter of 2006 and has worked diligently to increase occupancy and manage expenses. Income increased 8% from the first half of 2006 to the second half while expenses decreased 30% during the same period. The investment general partner will work with management to improve resident recruitment and retention and to continue to control operating expenses. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The operating general partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in June 2005. Since the new management has taken over, operations have improved. Average physical occupancy through the fourth quarter 2006 was 86%. Occupancy in 2006 fluctuated from 97% to 82%. Such fluctuation was due to some evictions at the property. According to the operating general partner, the occupancy downturn is the result of natural cycles that was noticed from time to time at the properties. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. Physical occupancy is expected to stabilize at 93% in the first quarter 2007. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through 2006 was 95%. The property is operating below break even due to high operating costs which are attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement; and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. Several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The operating general partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they are presented. In 2006, $111,300 in repairs was included in the budget to address the structural issues, however to date the high operating expenses are not allowing for the cash to be available to make the improvements. The results from the oil test have been received and the operating general partner has determined the course of action that needs to be taken to fix the shifting buildings. The operating general partner has obtained a bid to complete the necessary repairs to the building. Work is anticipated to begin in February 2007. The investment general partner continues to visit the property and review the work as it is completed. Discussions regarding the future improvements with the operating general partner are ongoing. The investment general partner will continue to work with the operating general partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100 unit senior property located in St. Louis, MO. The partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. In the summer of 2006 the property was spotlighted in a local news article as being an undesirable place to live. The development is located across the street from a homeless shelter and many transients were trespassing and damaging the building. In response to the negative publicity, management hired an experienced Regional Manager and met with HUD to secure a grant for a Resident Services Coordinator to provide additional services to those residents with special needs. Occupancy dropped to 83% in the fourth quarter of 2006 as a result of the eviction of those residents involved in illegal activity. A new site manager was hired in December 2006 and has begun to screen and move-in qualified occupants. Once occupancy is improved, management will work to re-build the waiting list. Throughout 2006, the investment limited partner worked with management to sustain reductions in administrative and maintenance costs, to improve collections and to promote energy efficient practices. Decreased operating expenses have allowed the partnership to generate annualized cash of $95 per unit through the fourth quarter of 2006. All real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Series 43

As of December 31, 2006 and 2005, the average Qualified Occupancy was 100% and 99.9%, respectively. The series had a total of 23 properties at December 31, 2006. Out of the total 22 were at 100% Qualified Occupancy. The series also had 1 property under construction at December 31, 2006.

For the period ended December 31, 2006 and 2005, Series 43 reflects net loss from Operating Partnerships of $(1,036,397) and $(1,039,896), respectively, which includes depreciation and amortization of $1,952,118 and $1,845,683, respectively. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiff were awarded in the amount of $1,125,000 plus $123,697 in costs. A State appeals court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the aforementioned judgments through a mediation process.

In the first quarter of 2005, six families were temporarily relocated for two weeks from one building as a precaution while repairs were undertaken to stabilize hillside soils due to the movement of a retaining wall. An affiliate of the investment general partner funded these emergency repairs and continues to do so on an as needed basis. The partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 95%. The mortgage, taxes, and insurance are current.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131 unit apartment complex located in Port Huron, MI. Seventy-five percent of the units are devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current. Occupancy for the fourth quarter of 2006 was 98% and average 2006 year to date occupancy is 96%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, the property is operating at a deficit. A reduction in the monthly insurance premium took effect in April 2006. With this reduction, the property generated cash for the months of April and May. The property expended cash in the third quarter of 2006; however, this is largely due to management performing significant capital improvements to continue to attract new residents and payment of a debt refinancing deposit. The property generated cash for all three months of the fourth quarter of 2006.

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

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24 unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties which offer Section 8 subsidies. Historically, management has had difficulty qualifying prospective residents. Occupancy in the fourth quarter of 2006 increased to 86%. Although the replacement reserve is underfunded, the partnership is funding under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty is in effect through February 2009, with a funding limit of $200,000.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38 unit property located in Natchez, MS. The operating partnership has operated below break even since 2004. A new regional manager for the operating general partner was hired in August 2005. The regional manager found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues in order to improve operations, they discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial in the near future. The regional manager has instituted a number of policy changes in order to better control operations. In addition to changes in rent collection, supply purchases, and maintenance expenses, the operating general partner now performs background checks on prospective employees. Due to some deaths at the property in the third quarter 2006 occupancy dropped to 77%. In the fourth quarter 2006, physical occupancy increased to 85%. Recent newspaper advertisement has improved traffic and occupancy is expected to increase in the first quarter 2007 to 95%. The regional manager believes that with the implemented changes the property will begin to operate at break even in the first quarter 2007. The investment general partner will continue to work with the operating general partner in an effort to bring operations above break even.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below break even in 2005 and in the first two quarters of 2006 due to low rental income, collections loss, and high expenses. With reduced administrative, maintenance and utility costs in the third and fourth quarters of 2006, the property operated above break even and payables were reduced. In the fourth quarter 2005, the operating general partner discovered that $24,000 was owed to the partnership for overpayment of taxes on a tax-exempt property. Management requested a refund and it was received in the fourth quarter of 2006 and used to reduce outstanding utility payables. The partnership received approval of a 10% rent increase effective January 2006 which added approximately $20,000 to the annual rent revenue in 2006 and the operating general partner stated that they were going to request another increase effective January 1, 2007. The investment general partner visited the property in March 2006 to discuss issues with the operating general partner and management and found that the property is maintained in excellent condition. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. However, collections remain an ongoing issue and tenant receivables continued to increase in the fourth quarter. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Other methods of improving collections, including posting payments received in common areas, improving relations with residents, and a proposal to assess property debt and collection charges to residents are also being reviewed and considered. Management continues to explore options to reduce utility costs, including tenant education on conservation and applications were filed in the first quarter to a non-profit agency for assistance and grants to cover increased utility expenses. The investment general partner continues to work with the operating general partner to improve operations. All mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

Series 44

As of December 31, 2006 and 2005, the average Qualified Occupancy was 100% and 91.8%, respectively. The series had a total of 10 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 44 reflects net loss from Operating Partnerships of $(866,710) and $(604,844), respectively, which includes depreciation and amortization of $1,311,354 and $1,040,487, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 45

As of December 31, 2006 and 2005, the average Qualified Occupancy was 100% and 97.5%, respectively. The series had a total of 31 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 45 reflects net loss from Operating Partnerships of $(1,161,555) and $(630,917), respectively, which includes depreciation and amortization of $2,054,748 and $1,134,676 respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In May 2006, the lender to Brookstone II indicated that it too intended to proceed with foreclosure and advertised a foreclosure sale for June 2006. The investment general partner's analysis indicated that the costs of maintaining the property outweighed the benefits of receiving the remaining tax credits and determined that it was in the best interest of the investment general partner to forfeit the property if the lender refused to restructure the debt. The foreclosure sale took place on August 17, 2006, with the lender bidding in the property for the amount of the debt. There is a 6 month redemption period during which the partnership may redeem the property from foreclosure.

After the foreclosure sale, the new operating general partner of Brookstone I (Premier Management) expressed interest in taking control of Brookstone II as well. Premier reached agreement with the lender to redeem the property from the bank during the redemption period. Premier offered to purchase the general and limited partnership interests for consideration of providing a bond that would allow the limited partners to avoid recapture. The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property. The sale of interests and redemption of the property by the reconstituted partnership closed on January 26, 2007.

Childress Apartments LTD, (Fairview Manor Apartments) is a 48 unit development located in Childress, TX. The property operated at a deficit of ($26,421) in 2005. The property achieved 88% occupancy as of the end of third quarter of 2006, from an average occupancy of 74% in 2005. Fourth quarter occupancy is, reportedly, unchanged from the prior period. The operating general partner continues to fund all deficits.

The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28 unit family property located in Cedar Rapids, Iowa. The investment general partner learned that during 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. The operating general partner is a not-for-profit organization that was experiencing financial difficulties. Since the time that the misappropriation was disclosed, the operating general partner has implemented steps to ensure that this cannot happen in the future. Through year end 2006, funds totaling $88,875 have been repaid to the partnership, leaving an outstanding balance owed of $53,883. Funds utilized to repay the partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions. Representatives of the investment general partner visited the site in 2005 and met with the new Executive Director of the not-for-profit organization. The property shows well and is currently operating above break even. A default notice was sent to the operating general partner on September 1, 2005. The default notice was followed up by a demand letter sent to the operating general partner in July 2006. The operating general partner has recently disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. They have retained another non-profit organization, Four Oaks of Iowa, to temporarily take over property management while a long term solution is developed. The investment general partner is meeting with representatives of both the original non-profit general partner and Four Oaks to determine a course of action that best serves the best interests of the partnership. The investment general partner will continue to closely monitor the situation.

Series 46

As of December 31, 2006 and 2005, the average Qualified Occupancy was 99.7% and 100%, respectively. The series had a total of 14 properties at December 31, 2006. Out of the total, 13 were at 100% Qualified Occupancy. The series also had 1 property in active lease up at December 31, 2006.

For the period ended December 31, 2006 and 2005, Series 46 reflects net loss from Operating Partnerships of $(483,255) and $(256,197), respectively, which includes depreciation and amortization of $936,763 and $754,101, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Panola Housing, Ltd (Panola Apartments) is a 32 unit multifamily development located in Carthage, Texas. The property operated at a deficit of ($26,152) in 2005, although occupancy averaged 98%. Throughout 2006, occupancy has averaged 99% and the un-audited financials indicate the property is operating at about break even. The mortgage, taxes and insurance are current; however, the operating expenses are above state average and there is currently no possibility of an increase in rents, as HUD provides Panola with rental assistance and controls the rates. Since HUD has not approved a rent increase, management will need to find ways to reduce operating expenses in order for the property to moderate the operating deficit. The operating general partner has an operating deficit guarantee that is unlimited in time and amount.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 23, 2007		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 23, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 23, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.