Form 10-K
period 2007-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2007-07-16
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007 or

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
Yes ☐                    No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑

DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document

Parts I, III as supplemented	Prospectus (as defined in Part I, Item I of this Form 10-K)

Parts II, IV	Form 8-K dated February 1, 1995
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
Form 8-K dated October 1, 1998
Form 8-K dated April 27, 2000
Form 8-K dated June 1, 2004
Form 8-K dated June 11, 2004
Form 8-K dated June 23, 2004
Form 8-K dated June 1, 2004
Form 8-K dated January 24, 2005
Form 8-K dated January 24, 2005
Form 8-K dated January 24, 2005

BOSTON CAPITAL TAX CREDIT FUND IV L.P.
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2007

PART I
Item 1. Business
Organization
Boston Capital Tax Credit Fund IV L.P. (the “Fund”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of October 5, 1993. Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund’s general partner was reorganized as follows. The general partner of the Fund continues to be Boston Capital Associates IV L.P., a Delaware limited partnership. The general partner of the Fund’s general partner is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation. John P. Manning is the principal executive officer of C&M Management, Inc. The limited partner of the Fund’s general partner is Capital Investment Holdings, a general partnership whose partners are various officers and employees of Boston Capital Partners, Inc., and its affiliates. The assignor limited partner is BCTC IV Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.
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
A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S- 11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S-11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2007, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.
The Offering, including information regarding the issuance of BACs in series, is described in each Prospectus, as supplemented, under the caption “The Offering”, which descriptions are incorporated herein by reference.

Description of Business
The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund invests owns apartment complexes, which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). The Federal Housing Tax Credit and the government assistance programs are described on pages 64 to 88 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Fund has invested are receiving their rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of Apartment Complexes.
As of March 31, 2007 the Fund had invested in 22 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 18 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 21 Operating Partnerships on behalf of Series 41, 23 Operating Partnerships on behalf of Series 42, 23 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 30 Operating Partnerships on behalf of Series 45 and 14 Operating partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:
(1)	Provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)	Preserve and protect the Fund’s capital and provide capital appreciation and cash distributions through increases in value of the Fund’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	Provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and

(4)	Provide cash distributions (except with respect to the Fund’s investment in some non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.
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
An investment in our BACs and our investments in Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our BACs, and the amount of proceeds available for distribution to our limited partners, if any, on liquidation of our investments.
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
The IRS may audit us or an Operating Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our BACs. Changes in tax laws could also impact the tax benefits from an investment in our BACs and/or the value of the Operating Partnerships. Until the Operating Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.

The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for BAC holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Operating Partnerships may be sold at a price, which would not result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our BACs.
Poor performance of one housing complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the housing complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:
•	difficulties in obtaining rent increases;

•	limitations on cash distributions;

•	limitations on sales or refinancing of Operating Partnerships;

•	limitations on transfers of interests in Operating Partnerships;

•	limitations on removal of local general partners;

•	limitations on subsidy programs; and

•	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the BACs exists or is expected to develop.
There is currently no active trading market for the BACs. Accordingly, limited partners may be unable to sell their BACs or may have to sell BACs at a discount. Limited partners should consider their BACs to be a long-term investment.
Investors may realize taxable gain on sale or disposition of BACs.
Upon the sales or other taxable disposition of BAC, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the BACs, is greater than the original cost of their BACs. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of BACs may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them. For this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution.

Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale, expenses such as accrued Fund management fees and unpaid loans will be deducted pursuant to Section 4.02(a) of the Fund Agreement. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment will be the tax credits received.
The sale or refinancing of the apartment complexes is dependent upon the following material factors:
•	The necessity of obtaining the consent of the operating general partners;

•	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

•	The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay our existing liabilities.
We currently do not have sufficient cash resources to satisfy our financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our general partner and its affiliates. Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case. We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Fund’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Fund has acquired a limited partnership interest in 513 Operating Partnerships in 27 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. — Series 20
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
Ashbury Apartments	Sioux Falls, SD	48	$1,181,194	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,305,670	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	777,273	8/94	3/95	100%	182,044

Cascades Commons Apts.	Sterling, VA	320	22,705,852	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	670,932	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando, FL	220	7,091,928	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,801,528	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,428,230	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	691,706	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	1,927,765	7/94	12/95	100%	1,534,461

Edison Lane Apartments	Edison, GA	24	702,340	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,631,020	8/94	1/95	100%	693,966

Boston Capital Tax Credit Fund IV L.P. — Series 20
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
Fairoaks Lane Apts.	Rincon, GA	44	$1,381,765	7/94	5/95	100%	$339,284

Floral Acres II	Waggaman, LA	32	1,005,280	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,297,025	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,687,321	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors Apts.	Harrison—burg, LA	24	664,878	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	622,416	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,136,417	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,672,285	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,633,442	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	911,256	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. — Series 21
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
Atlantic City Apts.	Atlantic City, NJ	153	$5,175,000	9/94	10/95	100%	$2,721,163

Black River Run	Black River Falls, WI	48	1,056,524	10/94	12/94	100%	350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,063,034	8/94	4/95	100%	263,711

Creekside at Tasker’s Chance	Frederick, MD	120	4,480,881	10/94	9/95	100%	2,686,170

Forest Glen at Sully Station	Centreville, VA	119	5,986,865	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	1,013,639	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,787,859	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	695,628	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	740,666	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	538,263	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,214,942	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,093,849	10/94	12/94	100%	692,840

Boston Capital Tax Credit Fund IV L.P. — Series 21
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
The Woods Apartments	Campton, NH	20	$1,011,699	8/94	10/94	100%	$269,500

Tower View Apartments	Tower City, PA	25	1,093,439	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. — Series 22
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Albemarle Village	Hertford, NC	36	$1,393,432	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,539,341	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,413,049	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,215,367	6/95	9/95	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	1,056,524	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,413,376	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	7,091,928	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,378,434	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,459,019	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,443,407	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,233,753	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	766,681	10/95	12/96	100%	756,556

Fonda Terrace	Fonda, NY	24	985,593	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	1,049,763	12/96	5/97	100%	571,829

Boston Capital Tax Credit Fund IV L.P. — Series 22
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Kimbark 1200 Apts.	Longmont, CO	48	$1,912,989	9/95	12/95	100%	$321,843

Kingsway Apartments	Swedsboro, NJ	36	1,433,022	7/95	11/01	100%	384,585

Lake City Apartments	Lake City, PA	44	1,258,087	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,328,081	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,448,997	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	423,096	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	932,582	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	830,596	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	531,581	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	979,947	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	750,722	12/94	2/95	100%	931,456

Salem Wood Apartments	Salemburg, NC	24	902,587	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,648,714	12/94	6/95	100%	1,810,416

Boston Capital Tax Credit Fund IV L.P. — Series 22
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage Balance as	Acq		Qualified Occupancy	Cap Con paid thru
Property Name	Location	Units	of 12/31/06	Date	Const Comp.	3/31/07	3/31/07
Twin City Villa	Festus, MO	40	$1,227,748	1/95	11/95	100%	$679,176

Boston Capital Tax Credit Fund IV L.P. — Series 23
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07

Apple Village	Edmond, OK	160	$3,539,341	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,413,049	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,459,019	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,443,407	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	1,103,515	5/95	5/95	100%	1,551,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	1,854,584	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,125,220	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	768,792	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	592,356	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,912,989	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,371,883	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	882,150	1/95	1/95	100%	228,172

Mid City Apartments	Jersey City, NJ	58	2,529,447	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	645,609	5/95	2/95	100%	163,637

Boston Capital Tax Credit Fund IV L.P. — Series 23
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07

Philmont Terrace	Philmont, LA	32	$1,462,535	5/95	5/95	100%	$370,750

Riverview Apartments	St. Louis, MO	42	1,129,481	8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,746,968	6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,567,678	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach,ME	88	2,800,000	1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,227,748	2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,414,451	5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10	**	7/95	11/95	100%	**

Woodland Hills	Roland, OK	10	350,602	7/95	6/95	100%	274,540

**	Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units. Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. — Series 24
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Autumn Ridge Apartments	Shenandoah, VA	34	$1,504,069	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,090,129	12/95	11/96	100%	332,470

Brownsville Apartments	Brownsville, TN	36	1,172,894	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	579,190	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	579,190	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	2,090,000	5/97	12/97	100%	828,815

Cooper’s Crossing	Irving, TX	93	3,281,609	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,186,677	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,628,572	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,101,505	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

Lake Apts I	Fargo, ND	24	566,194	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	832,369	11/95	4/96	100%	210,714

Laurelwood Park Apts.	High Point, NC	100	2,177,981	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	13,654,148	5/96	3/97	99%	1,220,537

Boston Capital Tax Credit Fund IV L.P. — Series 24
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
New Hilltop Apartments	Laurens, SC	72	$1,603,728	11/95	11/95	100%	$450,039

North Hampton Pl.	Columbia, MO	36	687,000	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	161,292	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,362,770	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,628,345	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,198,386	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,183,638	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,192,613	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	3,046,806	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. — Series 25
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Dogwood Park Apts.	Athens, GA	127	$2,395,515	12/95	10/96	100%	$4,147,387

Dunlap Acres	West Point, MS	50	885,836	9/96	4/96	100%	522,160

Century East II Apts.	Bismark, ND	24	477,572	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,194,251	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	794,555	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	824,480	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,162,439	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,177,981	2/96	10/96	100%	1,044,377

Lenox Ave. Apts.	Manhattan, NY	18	619,761	10/96	9/97	100%	903,792

Madison Park IV	Boston, MA	143	13,654,148	5/96	3/97	99%	2,169,843

Main Everett Apts.	New Rochelle, NY	11	565,269	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	844,922	2/97	2/98	100%	199,951

Osborne Apts.	White Plains, NY	7	390,389	6/96	12/96	100%	522,325

Boston Capital Tax Credit Fund IV L.P. — Series 25
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Rose Square	Connellsville, PA	11	$385,067	10/96	2/97	100%	$288,209

Rosewood Estates, II	Bladenboro, NC	16	664,097	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,284,179	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,232,024	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	1,317,488	4/96	3/97	100%	1,031,269

Sutton Place	Indianopolis, IN	360	5,585,000	11/96	10/97	100%	823,257

The Mary Ryder Home	St. Louis MO	48	—	6/96	1/97	100%	1,591,573

Washington Arms	Dayton, OH	93	2,200,000	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	3,046,806	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. — Series 26
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Academy Apts.	West Point, VA	32	$1,138,844	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	1,423,696	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	812,138	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	1,007,955	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	158,128	8/96	10/96	100%	129,311

Calgory Apts. I	Bismark, ND	24	571,478	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	577,370	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	566,030	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	386,226	8/96	10/96	100%	793,209

Country Edge Apts.	Fargo, ND	48	958,064	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	729,359	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	509,041	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	514,495	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledge-ville, GA	61	1,500,000	5/96	1/97	100%	1,477,023

Boston Capital Tax Credit Fund IV L.P. — Series 26
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Edgewood Estates Apts.	Edgewood, TX	22	$585,997	6/97	11/96	100%	$173,436

Escher Street SRO	Trenton, NJ	104	2,009,864	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,070,131	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	1,009,610	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,717,569	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,250,021	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	3,923,821	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,297,064	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,138,688	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	595,083	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	570,052	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	1,040,878	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,716,898	1/97	5/97	100%	437,448

Boston Capital Tax Credit Fund IV L.P. — Series 26
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Little Valley Est.	Little Valley, NY	24	$1,125,624	1/97	4/97	100%	$284,257

Maxton Green Apts.	Maxton, NC	32	937,138	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	1,000,822	3/96	6/97	100%	896,695

Mason Manor Apts.	Mason, TN	24	908,983	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	592,396	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	799,674	8/96	9/96	100%	758,620

Nordhoff Apts.	North Hills, CA	38	1,927,542	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	3,500,000	11/98	12/99	100%	854,147

Powell Valley Village	Jonesville, VA	34	680,193	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	816,352	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	664,976	8/96	12/96	100%	714,504

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,046,799	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,127,897	5/96	11/96	100%	349,889

Boston Capital Tax Credit Fund IV L.P. — Series 26
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Village Estates Apts.	Victoria, VA	32	$1,130,817	4/97	10/98	100%	$270,204

Village Green Apts.	Gloucester, VA	32	1,126,306	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,084,553	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,014,279	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	771,050	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. — Series 27
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
AHAB Rental Units Phase II	Springfield, MO	17	$402,019	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	928,902	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	885,139	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	616,266	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	6,062,028	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	1,127,464	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	9,790,472	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	475,984	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	565,479	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,310,434	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	9,000,000	11/99	6/99	100%	115,311

Boston Capital Tax Credit Fund IV L.P. — Series 27
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Pear Village Apts.	Leitchfile, KY	16	$471,083	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	5,100,987	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	8,461,417	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	782,003	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. — Series 28
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
1374 Boston Road L.P.	New York, NY	15	$339,522	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	625,928	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	942,117	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	890,958	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	887,717	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	718,989	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	910,500	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	952,758	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	967,362	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,959,140	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	973,536	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	883,116	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	1,509,795	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. — Series 28
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07

Park Plaza I & II	West Memphis, AR	128	$2,776,395	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,140,247	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	9,803,912	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,314,662	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	4,941,470	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	639,561	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	4,010,338	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	1,051,670	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	565,511	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	701,278	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	367,629	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	194,133	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. — Series 29
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
The Arbor Park Apts.	Jackson, MS	160	$5,460,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,826,395	7/97	11/98	100%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	1,958,981	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	566,045	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	385,972	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,339,774	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,291,350	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,903,015	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	475,284	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,464,968	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	735,495	2/97	7/97	100%	697,511

Lombard Heights Apts.	Springfield, MO	24	720,000	10/98	7/98	100%	322,808

Boston Capital Tax Credit Fund IV L.P. — Series 29
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Lutkin Bayou Apts.	Drew, MS	36	$803,769	11/97	6/97	100%	$192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,465,894	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	655,316	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	9,000,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,065,787	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	360,707	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	447,006	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	479,116	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	772,405	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,505,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. — Series 30
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07

Byam Village	Waterbury, CT	46	$760,652	2/97	2/98	100%	$426,008

Country Estates Apts.	Farmville, VA	24	876,499	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	326,254	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	764,607	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,746,411	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,522,473	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,437,708	8/97	9/98	100%	408,634

Millwood Park Apts.	Douglasville, GA	172	7,720,206	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,436,088	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	761,998	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	629,917	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. — Series 30
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Park Trace Apts.	Jackson, TN	84	$1,548,835	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,838,282	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	574,376	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	1,026,747	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	1,146,021	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	910,768	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	712,099	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. — Series 31
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Bent Tree Apts.	San Angelou, TX	112	$2,517,801	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	567,837	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	792,052	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,105,697	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	344,750	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,726,477	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	627,991	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	706,198	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	495,370	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	714,438	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,186,849	11/97	7/98	100%	786,614

Boston Capital Tax Credit Fund IV L.P. — Series 31
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Lakeview Court	City of Little Elm, TX	24	$422,719	11/97	1/99	100%	$83,390

Mesquite Trails	Jacksboro, TX	35	648,928	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,393,766	9/97	10/98	100%	777,411

Nottoway Manor	Blackstone, VA	28	845,404	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,501,325	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	871,221	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	728,771	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	12,790,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	753,756	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	1,970,740	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	825,268	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,169,860	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	809,722	12/97	6/98	100%	328,693

Boston Capital Tax Credit Fund IV L.P. — Series 31
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Summerdale Commons Phase II	Atlanta, GA	108	$3,639,979	12/98	4/99	100%	$2,496,904

Western Hills Apts.	Ferris, TX	16	431,150	5/00	9/00	100%	91,419

Windsor Park Apts.	Jackson, MS	279	7,500,000	11/97	3/99	100%	2,346,847

Boston Capital Tax Credit Fund IV L.P. — Series 32
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Carriage Pointe Apts.**	Old Bridge, NJ	18	$6,712,692	1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	53,306	1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,248,618	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	846,303	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,478,688	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,432,590	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000	6/98	12/99	100%	2,911,900

Gilette Manor **	Sayreville, NJ	100	**	1/98	1992	100%	**

Hallman Court Apts.	Rochester, NY	77	8,717,569	1/99	7/00	100%	266,536

Martinsville Apts.	Shelbyville, KY	125	227,577	8/99	2/00	100%	345,791

Parkside Plaza Apts	New York, NY	39	1,332,509	7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	3,500,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,140,247	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	890,126	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	199,296	5/01	11/01	100%	51,582

Boston Capital Tax Credit Fund IV L.P. — Series 32
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Pecan Manor Apts.	Natchitoches, LA	40	$761,751	7/98	10/98	100%	$1,501,914

Pineridge Apts.	Franklinton, LA	40	780,508	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	855,836	5/98	5/00	100%	1,973,594

Woodhaven Apts.**	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**	3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. — Series 33
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Bradford Park Apts.	Southhaven, MS	208	$9,790,000	10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,052,177	10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	6,712,692	3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	3,432,590	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,928,851	3/98	7/99	100%	3,652,119

Gilette Manor	Sayreville, NJ	100	**	1/98	1992	100%	**

Harbor Pointe	Benton Harbor, MI	84	1,464,968	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,700,026	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,310,434	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	859,857	7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**	3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. — Series 34
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
Abby Ridge Apts.	Elizabethtown, KY	24	$421,485	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	739,367	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	438,579	1/99	12/99	100%	1,820,797

Boerne Creekside Apts.	Boerne, TX	71	1,920,039	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,605,242	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,493,169	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,700,026	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	7,720,206	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	715,859	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,015,517	10/98	4/99	100%	753,362

Boston Capital Tax Credit Fund IV L.P. — Series 34
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Summer Park Apts.	Jackson, MS	216	$10,320,000	10/99	6/00	100%	$1,106,814

Washington Courtyards	Houston, TX	74	2,696,504	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. — Series 35
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Ashton Cove Apts.	Kingsland, GA	72	$1,853,973	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	5,000,000	4/99	12/99	100%	1,474,017

Brazoswood Apts.	Clute, TX	72	1,925,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	4,260,133	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,777,617	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,823,856	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	791,935	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,746,411	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	388,352	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,696,504	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	5,194,092	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. — Series 36
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Annadale Apts.	Fresno, CA	222	$12,685,618	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,549,103	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	3,090,856	8/99	11/99	100%	865,369

Nowata Village	Nowata, OK	28	1,239,205	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,189,729	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	3,120,000	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,404,153	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	404,014	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,194,092	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	978,434	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	673,530	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. — Series 37
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Ashton Ridge Apts.	Jackson, MS	144	$2,549,103	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,738,000	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	4,260,133	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,404,153	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	4,218,442	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	10,320,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. — Series 38
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Andover Crossing Apts.	Andover, KS	80	$2,415,666	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	1,620,474	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,222,869	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,410,855	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,090,507	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	488,767	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,442,320	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	306,482	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	895,463	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	877,560	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. — Series 39
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$1,620,474	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,751,649	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	843,249	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,410,855	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	763,773	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	887,129	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,156,319	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	564,742	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	802,810	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. — Series 40
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$872,473	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,738,000	8,01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	765,258	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	773,938	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,168,592	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	545,357	2/01	6/01	100%	1,836,027

Mason’s Point Apts.	Hopkinsville, KY	41	1,209,594	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,572,958	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,261,842	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,231,037	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,323,084	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	359,736	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	488,472	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,693,862	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	26,520,502	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,279,829	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. — Series 41
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Bienville Apts.	Ringhold, LA	32	$792,949	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	988,935	10/01	6/02	100%	494,361

Cascades Crossing	Sterling, VA	320	22,705,852	4/03	10/95	100%	734,116

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,048,940	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	986,594	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,782,721	7/02	12/03	100%	605,962

Forest Glen Village	Vidalia, GA	46	1,297,025	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	368,614	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,630,210	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	7,928,244	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,848,829	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,572,958	5/01	12/01	100%	855,372

Boston Capital Tax Credit Fund IV L.P. — Series 41
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Mill Creek Village	Mt. Carroll, IL	12	$398,483	5/02	9/01	100%	$264,354

Northline Terrace	Mentoda, IL	24	700,419	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	526,788	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	824,641	11/01	6/01	100%	502,692

Sandalwood Apartments	Toppenish, WA	20	986,517	5/02	7/01	100%	293,983

Southpark Apts. II	Newton, KS	60	1,503,167	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	26,520,502	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	845,814	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. — Series 42
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Bellamy Mills Apartments	Dover, NH	30	$1,462,300	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	986,972	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	784,051	7/02	12/03	100%	511,573

Centenary Towers Apts.	St. Louis, MO	100	2,123,484	4/03	12/97	100%	110,749

Chester Townhouses Phase II	Chester, SC	52	1,026,012	4/06	12/06	100%	252,695

Clifton Family Housing	Clifton, CO	51	2,339,426	7/02	12/03	100%	798,494

Cooper’s Crossing Apartments	Los Colinas, TX	93	3,281,609	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,338,622	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,630,210	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,481,337	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	7,928,244	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,389,952	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,859,729	09/04	08/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. — Series 42
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Natchez Place Apartments	Natchez, MS	32	$825,760	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	161,292	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,628,345	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	716,474	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,499,636	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,982,644	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,474,472	7/02	12/03	100%	642,431

Tiffany Square	Lakewood, CO	52	1,952,788	7/02	12/03	100%	479,244

Wingfield Apartments II	Kinder, LA	42	345,013	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. — Series 43
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Alexander Mill Apartments	Lawrenceville,GA	224	$12,289,367	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	3,012,409	9/02	12/03	100%	1,256,823

Ashbury Park	Aurora, CO	44	2,392,346	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	279,469	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,377,097	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,250,418	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,026,012	4/06	12/06	100%	136,066

Cloverlane Apartments	Lakeview, MI	24	419,655	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,338,622	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	842,417	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	7,928,244	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,546,026	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	830,817	9/02	10/02	100%	475,606

Boston Capital Tax Credit Fund IV L.P. — Series 43
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
The Landing Apts.	Whitley, KY	24	$1,224,537	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	2,180,698	9/03	8/03	100%	2,752,868

Parkside Plaza Apartments	New York, NY	34	1,332,509	1/04	5/01	100%	—

Parkside Apartments	Coleman, MI	40	947,970	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	735,637	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	1,004,857	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	2,104,018	9/02	12/03	100%	571,759

Stottville Court Apartments	Stockport, NY	28	1,110,500	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	1,032,396	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. — Series 44
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Alexander Mills Apts.	Lawrenceville, GA	224	$12,289,367	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	4,518,047	2/03	3/03	100%	1,526,951

Brookside Park Apts.	Atlanta, GA	200	12,357,633	12/03	3/05	100%	137,046

Families First II	W. Memphis, AR	66	1,873,508	5/03	6/04	100%	1,947,742

Memphis 102	Memphis, TN	102	2,443,638	5/03	8/04	100%	3,497,653

Northrock Apts. III	Topeka, KS	32	999,831	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	7,157,894	10/03	9/03	100%	2,231,125

Orchard River Apts.	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.**	New Oxford, PA	32	1,340,888	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,600,000	7/04	5/06	100%	3,538,862

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,937,008	4/03	10/03	100%	1,568,815

**	3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. — Series 45
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Baldwin Villas Apts.	Pontiac, MI	65	$4,738,000	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	1,091,334	7/03	9/05	100%	1,945,634

Breezewood Villas II	Frederiksted, VI	12	986,972	12/03	3/03	100%	53,729

Brookside Park	Atlanta, GA	200	12,357,633	12/03	3/05	100%	3,666,890

Brookside Square	Boykins, VA	32	1,319,337	7/03	8/04	100%	743,039

Chevy Place Hallman Court	Rochester, NY	77	8,717,569	12/03	7/00	100%	81,177

Dawn Springs Villa	London, KY	24	596,857	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	641,255	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	838,980	5/03	3/04	100%	851,533

Harbor Pt. II Apts.	Benton Township, MI	72	1,630,210	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	523,088	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	3,025,629	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,420,592	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	943,387	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	783,357	7/03	9/03	100%	1,402,270

Boston Capital Tax Credit Fund IV L.P. — Series 45
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Lawrence-ville Manor	Lawrenceville, VA	24	$949,754	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	1,005,938	10/03	12/03	100%	786,619

London Village	London, KY	32	663,473	4/05	9/05	100%	2,021,436

Lone Terrace	Lone Grove, OK	32	1,268,148	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	939,061	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	1,037,204	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	934,955	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,423,001	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,871,417	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,240,656	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,140,047	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	440,470	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,026,778	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,546,570	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. — Series 46
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
			Balance as	Acq	Const	Occupancy	paid thru
Property Name	Location	Units	of 12/31/06	Date	Comp.	3/31/07	3/31/07
Clayton Station Apartments	Munfordville, KY	29	$804,501	4/04	9/04	100%	$1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,155,748	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,279,657	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,114,747	11/03	7/04	100%	614,912

Kensington Heights Apts.	Kansas City, MO	126	4,817,249	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	7,561,218	6/04	4/05	100%	2,257,844

Linden’s Apartments	Shawnee, OK	54	1,193,801	12/04	2/06	98%	2,674,843

Ocean East Housing	Portland, ME	32	1,510,847	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	795,913	12/03	4/04	100%	456,957

Rosehill Apts.	Topeka, KS	48	2,404,498	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	593,828	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	924,174	8/05	4/06	100%	1,376,172

Tanglewood Village Apartments	Panama, OK	24	1,189,168	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	985,166	1/04	1/04	100%	341,377

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
As of March 31, 2007, the Fund has 42,984 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.
The BACs were issued in series. Series 20 consists of 2,339 investors holding 3,866,700 BACs, Series 21 consists of 1,172 investors holding 1,892,700 BACs, Series 22 consists of 1,633 investors holding 2,564,400 BACs, Series 23 consists of 2,104 investors holding 3,336,727 BACs, Series 24 consists of 1,297 investors holding 2,169,878 BACs, Series 25 consists of 1,774 investors holding 3,026,109 BACs, Series 26 consists of 2,292 investors holding 3,995,900 BACs, Series 27 consists of 1,327 investors holding 2,460,700 BACs, Series 28 consists of 2,023 investors holding 4,000,738 BACs, Series 29 consists of 2,237 investors holding 3,991,800 BACs, Series 30 consists of 1,338 investors holding 2,651,000 BACs, Series 31 consists of 2,080 investors holding 4,417,857 BACs, Series 32 consists of 2,302 investors holding 4,754,198 BACs, Series 33 consists of 1,259 investors holding 2,636,533 BACs, Series 34 consists of 1,707 investors holding 3,529,319 BACs, Series 35 consists of 1,677 investors holding 3,300,463 BACs, Series 36 consists of 1,009 investors holding 2,106,837 BACs, Series 37 consists of 1,136 investors holding 2,512,500 BACs, Series 38 consists of 1,199 investors holding 2,543,100 BACs, Series 39 consists of 999 investors holding 2,292,152 BACs, Series 40 consists of 1,114 investors holding 2,630,256 BACs, Series 41 consists of 1,416 investors holding 2,891,626 BACs, Series 42 consists of 1,253 investors holding 2,744,262 BACs, Series 43 consists of 1,689 investors holding 3,637,987 BACs, Series 44 consists of 1,295 investors holding 2,701,973 BACs, Series 45 consists of 1,857 investors holding 4,014,367 BACS and Series 46 consists of 1,456 investors holding 2,980,998 BACS at March 31, 2007
(c)	Dividend history and restriction The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2007.
The Fund Agreement provides that profits, losses and credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of profits, losses and credits among BAC holders are made in proportion to the number of BACs held by each BAC holder.

Any distributions of net cash flow or liquidation, sale or refinancing proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by the holder on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.
Fund allocations and distributions are described in the Prospectus, as supplemented, under the caption “Sharing Arrangements: Profits, Credits, Losses, Net Cash Flow and Residuals”, which is incorporated herein by reference.
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

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Fund. This financial information represents a weighted average over the entire Fund and does not represent the actual results for any particular series. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof. Selected financial data is for year and priods ended March 31.

Operations	2007	2006	2005	2004	2003
Interest & Other Income	$588,482	$964,346	$1,155,535	$1,197,911	$1,111,234

Share of Loss of Operating Partnerships	(26,816,761)	(34,115,548)	(35,192,607)	(32,079,974)	(26,840,274)

Operating Expenses *	(42,437,623)	(54,474,994)	(45,778,069)	(16,982,034)	(8,633,964)

Net Income (Loss)	$(68,665,902)	$(87,626,196)	$(79,815,141)	$(47,864,097)	$(34,363,004)

Net Income (Loss) per BAC	$(.81)	$(1.04)	$(.94)	$(.60)	$(.49)

Balance Sheet	2006	2006	2005	2004	2003

Total Assets	$294,346,847	$360,501,908	$455,953,085	$544,650,665	$515,493,920

Total Liabilities	$40,749,255	$38,238,414	$45,893,866	$54,613,124	$51,517,741

Partners’ Capital	$253,597,592	$322,263,494	$410,059,219	$490,037,541	$463,976,179

*	Operating Expense includes Impairment Losses recorded in the amounts of $32,181,505 for 2007, $44,533,629 for 2006, $36,127,368 for 2005, $7,631,525 for 2004, and $770,199 for 2003.

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
Liquidity
The Fund’s primary source of funds is the proceeds of each Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.
The Fund had entered into a line of credit financing agreement with Fleet National Bank under which the Fund could borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in some Operating Partnerships. Under the terms of the agreement, the Fund pledged its interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws was anticipated to be made once the Fund received sufficient investor proceeds. Repayments on the line were tied to specific Operating Partnerships, which were then released as collateral by the bank. The obligations under the line of credit were non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged. As of March 31, 2007 the Fund was no longer a party to the line of credit.
The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to its investors. The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet obligations. Many of the investments sold during the years ended March 31, 2007 and 2006 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments to maximize the safety of principal.

Capital Resources
The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received and accepted subscriptions for $836,177,880 representing 83,651,080 BACs from investors admitted as BAC holders in Series 20 through 46 of the Fund. On December 19, 2003, the Fund concluded its public offering of BACs.
(Series 20). The Fund commenced offering BACs in Series 20 on January 21, 1994. The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC holders in Series 20. Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.
During the fiscal year ended March 31, 2007, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2007, two of the properties have been disposed of and 22 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.
(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.
During the fiscal year ended March 31, 2007, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of March 31, 2007, all of which has been loaned to the Operating Partnerships. The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.
During the fiscal year ended March 31, 2007, $1,500 of Series 22 net offering proceeds were used to pay installments of its capital contributions to 1 of the Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $18,770 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.
During the fiscal year ended March 31, 2007, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.
(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.
During the fiscal year ended March 31, 2007, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.
During the fiscal year ended March 31, 2007, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of March 31, 2007. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.
During the fiscal year ended March 31, 2007, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment of all installments of its capital contributions to 42 of the Operating Partnerships. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.
During the fiscal year ended March 31, 2007, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of March 31, 2007. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.
During the fiscal year ended March 31, 2007, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2007, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.
During the fiscal year ended March 31, 2007, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2007, two of the properties have been disposed of and 18 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2007. The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.
During the fiscal year ended March 31, 2007, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100 and the Fund had completed payment of all installments of its capital contributions to 22 of the Operating Partnerships. Series 31 has outstanding contributions payable to 5 Operating Partnerships in the amount of $611,150 as of March 31, 2007. Of the amount outstanding, $544,766 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The advances and loans will be converted to capital and the remaining contributions of $66,384, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.
During the fiscal year ended March 31, 2007, $7,347 of Series 32 net offering proceeds were used to pay installments of its capital contributions to 1 Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of March 31, 2007. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another other Operating Partnership. The loans will be converted to capital and the remaining contributions of $251,653, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
During the fiscal year ended March 31, 1999, the Fund had purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Partnership Agreements. The Fund utilized $1,092,847 of Series 32 net offering proceeds to invest in Operating Partnerships for this investment. These investments are reported in the Investment in Operating Limited Partnerships line item on the balance sheet.
(Series 33). The Fund commenced offering BACs in Series 33 on June 22, 1998. The Fund received and accepted $26,362,000 representing 2,636,533 BACs from investors admitted as BAC holders in Series 33. Offer and sales of BACs in Series 33 were completed on September 21, 1998.
During the fiscal year ended March 31, 2007, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of March 31, 2007. Of the amount outstanding, $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $69,154, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.
During the fiscal year ended March 31, 2007, none of Series 34 net offering proceeds to pay installments of its capital contributions to Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.
During the fiscal year ended March 31, 2007, none of Series 35 net offering proceeds to pay installments of its capital contributions to Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391 and the Fund had completed payment of all installments of its capital contributions to 10 of the Operating Partnerships. Series 35 has outstanding contributions payable to 1 Operating Partnership in the amount of $163,782 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.
During the fiscal year ended March 31, 2007, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.
(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.
During the fiscal year ended March 31, 2007, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.
(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.
During the fiscal year ended March 31, 2007, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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
During the fiscal year ended March 31, 2007, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.
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
During the fiscal year ended March 31, 2007, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
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

During the fiscal year ended March 31, 2007, $80,466 of Series 41 net offering proceeds were used to pay installments of its capital contributions to 1 Operating Partnership. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2007, two of the properties have been disposed of and 21 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2007. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.
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
During the fiscal year ended March 31, 2007, the Fund used $354,642 of Series 42 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120, and the Fund had completed payment of all installments of its capital contributions to 17 Operating Partnerships. Series 42 has outstanding contributions payable to 6 Operating Partnerships in the amount of $713,474 as of March 31, 2007. Of the amount outstanding, $355,417 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $358,057 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.
During the fiscal year ended March 31, 2007, the Fund used $136,066 of Series 43 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154, and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 43 has outstanding contributions payable to 6 Operating Partnerships in the amount of $490,522 as of March 31, 2007. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $240,220 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
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
During the fiscal year ended March 31, 2007, the Fund used $233,600 of Series 44 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnership. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519, and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $781,022 as of March 31, 2007. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $584,418 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
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
During the fiscal year ended March 31, 2007, the Fund used $534,646 of Series 45 net offering proceeds to pay installments of its capital contributions to 5 Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2007, one of the properties has been disposed of and 30 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships. and the Fund had completed payment of all installments of its capital contributions to 28 of the Operating Partnerships. Series 45 has outstanding contributions payable to 3 Operating Partnerships in the amount of $902,834 as of March 31, 2007. Of the amount outstanding, $567,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $335,291 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

During the fiscal year ended March 31, 2004, the Fund used $302,862 of Series 45 net offering proceeds to acquire 1 limited partnership equity interest in limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. The series is entitled to a percentage of the profits, losses and tax credits of the limited liability company. The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.
(Series 46). The Fund commenced offering BACs in Series 46 on September 23, 2003. The Fund received and accepted $29,809,980 representing 2,980,998 BACs from investors admitted as BAC holders in Series 46. Offer and sales of BACs in Series 46 were completed on December 19, 2003.
During the fiscal year ended March 31, 2007, the Fund used $1,511,616 of Series 46 net offering proceeds to pay installments of its capital contributions to 6 Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 14 Operating Partnerships in an aggregate amount of $21,634,875, and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 46 has outstanding contributions payable to 5 Operating Partnerships in the amount of $590,543 as of March 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
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
Results of Operations
The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2007, 2006, and 2006 was $6,438,508, $6,379,237, and $6,057,625, respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.
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

(Series 20). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 22 Operating Partnerships at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,690,870 and $2,066,266, respectively, in passive income tax losses that were passed through to the investors and also provided $0.01 and $0.47, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 20 was $466,647 and $1,039,598, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $830,291, $3,833,845, and $3,083,177, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee. It is anticipated that the net loss for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are all fully operational.
The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment general partner were $508,616, all of which were allocated to Series 20. Of the total investment partnership proceeds received, $10,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership; approximately $14,501 represents reimbursement of expenses incurred related to the sale, which includes due diligence and legal costs; and $484,115 represents partial reimbursement for outstanding operating advances made by the investment partnership to the property. Annual losses generated by the Operating Partnership, which were applied against the investment general partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Advances made by the investment general partner that were not repaid from the sale proceeds totaled $954,317 and have been recorded as a loss on the sale of the Operating Partnership as of March 31, 2006. Additional gains on the sale of $7,016 and $19,427 were realized in the quarters ended June 30, 2006 and December 31, 2006.
East Douglas Apartments Limited Partnership (East Douglas Apartments) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The most recent rental rates and utility allowances released by IDHA resulted in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The average occupancy for 2006 was 93% and first quarter 2007 occupancy was 85%. Occupancy decreased significantly in February and March 2007 because at least 10 units went off-line as the result of two separate sprinkler damage events. The first event was caused by a dryer fire in one of the units and the second event was the result of freezing pipes. Management is working to get the units back on-line and has initiated the insurance claim process.

A physical needs assessment was completed in 2004 which enumerated many needed repairs, including tuck pointing, replacement or repair of the windows and deteriorating wooden trim. During the fourth quarter of 2005, the lender released funds from the replacement reserve in the amount of $61,426 which covered the majority of the 2005 repair costs. Repairs and maintenance on the areas noted in the physical assessment continued in the first half of 2006, but because the replacement reserve had been depleted significantly in 2005 the majority of these costs had to be paid from operations. As a result, the property expended cash in 2006. The cash flow did improve in the third and fourth quarters of 2006 after the repairs were complete. Despite the reduced occupancy noted above, resulting from the sprinkler damage, the property operated only slightly below breakeven during the first quarter of 2007. The operating general partner attempted to refinance the first mortgage with IDHA to replace the high interest first mortgage loan held by Arbor Commercial Mortgage, but was not successful. With the recently decreased rental rates and increased utility allowances, operations did not meet the potential lenders’ underwriting criteria. If operations continue to show improvement, the operating general partner may revisit the refinance with IDHA. The Tax Increment Financing, a program that provides financing to blighted areas through bond issuance, was set to expire in May of 2006, but was extended by the City Council through the end of the City’s Enterprise Zone Redevelopment Plan in 2009. The mortgage, property taxes and insurance are all current.
Parkside Housing, LP (Parkside Apartments) is a 54-unit family apartment complex in Avondale, Arizona. In March 2005, the operating general partner entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the Fund were $441,525. Of the total Fund proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the investment general partner. Of the remaining proceeds, the net distribution to investors was approximately $371,348. This represented a per BAC distribution of $.10. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $58,177 was paid to Boston Capital Asset Management L.P. (BCAMLP) or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $49,177 represented partial reimbursement for outstanding advances and asset management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the investment general partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, has been recorded in the amount of $401,525 as of June 30, 2005 and an additional $19,000 was received in March 31, 2006.
Northfield Apartments L.P. (Willow Point Apartments I) is a 120-unit property located in Jackson, MS. In 2006, occupancy averaged 90% and was unable to breakeven in 2006 due an increase in utility expenses from the prior year, and vacancy loss sustained in the third and fourth quarters of 2006. Utility costs increased by $47,486 in 2006. The managing general partner’s affiliated management company has requested 2005 and 2006 water usage and rates from the city of Jackson to determine why the increase in utility costs was so significant. Occupancy declined in the second half of 2006 after a murder occurred at the property in July 2006. A teenager was followed back to the property and murdered on the front doorstep of his apartment unit. The police determined that the murder was premeditated. The apartment community itself is not considered a dangerous environment. Although the community has not experienced any crime or violence aside from that incident, many residents moved out. Occupancy began to rebound in the first quarter of 2007 and management is confident that occupancy will continue to improve. As of March 31, 2007, the community was 93% occupied. Despite the improvement in occupancy, the property continued to operate below breakeven in the first quarter due primarily to high turnover expenses. High turnover costs should stabilize in the second quarter as occupancy stabilizes. The Operating Partnership’s operating deficit guarantee is unlimited in time and amount and the operating general partner has a longstanding history of funding operating deficits as necessary. The mortgage, taxes, and insurance payments are current.
2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property approximately 20 miles from Houston, Texas. The property suffered a fire in the second quarter of 2006, causing 20 units to come off-line. In addition, leases of 50 units, occupied by hurricane evacuees, expired in the last half of 2006. As a result, occupancy fell to an average of 75% in the fourth quarter. Work on the fire-damaged units is progressing and they are expected to be ready for occupancy in the third quarter of 2007. The investment general partner has reviewed the progress reports and believes that an early July completion date is reasonable and that the plans are comprehensive. Once work is complete, the operating general partner will apply for recovery of lost rent through insurance proceeds. Management is offering concessions, including one month free rent and an increased bonus to locators. The property also offers a $300 resident referral. A nearby grocery store, shopping mall and elementary school are all being targeted by management. Occupancy averaged 75% in the first quarter of 2007 and was at 78% in March 2007. Despite the low occupancy, the property was still able to breakeven in 2006. The property was issued 8823s for the units taken off line as well as other correctable issues cited during a state inspection prior to the fire. Management is working with the state agency to correct all 8823s and recapture is not expected. The credit period ended in 2005 and the compliance period ends in 2009. The mortgage, taxes, and insurance payments are current.
In December 2006, Boston Capital Tax Credit Fund II — Series 14, Boston Capital Tax Credit Fund III — Series 17 and Boston Capital Tax Credit Fund IV — Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner’s investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% Investment Limited Partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Floral Acres Apartments II, (Floral Acres II) is a 32-unit development located in Waggaman, Louisiana. According to the 2006 audited financial statements, the property is operating poorly and expended cash. Additionally, overall operating expenses were significantly higher than the prior year’s state average and both the reserve account and the security deposit accounts were underfunded. During the first quarter of 2007, occupancy decreased 1%, but is above average at 96%. Management is trying to obtain approval for a rent increase; however, the process is slow. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.
Harrisonburg Seniors Apartments Partnership, (Harrisonburg Seniors Apartments) is a 24-unit development located in Harrisonburg, Louisiana. Despite occupancy averaging 100% during 2006, the property is operating at a cash deficit due to stagnant rental rates and high operating expenses. According to the 2006 audited financial statements, the property is operating at a cash deficit due to costs associated with minor repairs from hurricane damages in addition to maintenance items completed above the normal operating maintenance. The maintenance staff is attempting to replace the floors in two units each quarter through 2007. During the first quarter of 2007, occupancy remains at 100% and the operating general partner is working to obtain approval of a rent increase. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses, as well as monitor the progress of all repairs. All tax, mortgage, and insurance payments are current.
(Series 21). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,493,885 and $990,302, respectively, in passive income tax losses that were passed through to the investors and also provided $0.28 and $0.88, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 21 was $338,536 and $507,276, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $467,446, $556,671, and $976,644, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee. It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Atlantic City Housing Urban Renewal Associates, LP (Atlantic City Apartments) filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. A Plan of Reorganization propounded by a large bondholder was confirmed in September 2003. The Plan included the bondholders receiving a new issue of bonds at $0.60 per dollar of the existing principal balance ($2.31 million of new debt) as well as a partial pay down funded by a $400,000 payment by the withdrawing general partner and a $500,000 unsecured loan from the investment general partner.

Although the Plan was confirmed, the transactions necessary to conclude the bankruptcy did not close. The Plan proponent effectively took control of and managed the property through a management company that was engaged in late 2004. Despite significant improvements to the physical condition of the property, property expenses (especially security, maintenance and insurance) remained stubbornly high and the property was not able to generate cash flow as projected under the Plan.
For the first half of 2006, despite occupancy in excess of 90% both net operating income and cash flow were negative ($123,893). This performance was not sufficient to service the debt contemplated under the Plan of Reorganization. Starting in the first quarter of 2006, the investment general partner began raising its concern that, given this performance, the Plan was no longer feasible. In June 2006, HUD threatened to terminate the Housing Assistance Payment contract supporting the property, which caused the property management company to resign. At the same time, the prospective indenture trustee withdrew.
In July 2006, all parties acknowledged that the proponent’s Plan was unlikely to become effective and the parties began discussing alternatives. On September 6, 2006, the Court converted the case from Chapter 11 to Chapter 7 and a Trustee was appointed to oversee the sale of the property. On February 23, 2007, the Trustee conducted an auction at which the property was sold for $3,650,000; the sale closed on April 25, 2007. The investment limited partners will lose the remaining future tax credits, estimated at $50,000. At this time, the investment general partner believes it is likely that the property will continue to be operated as affordable housing and is investigating whether the conditions necessary for posting a recapture bond to the IRS (primarily, the new owner’s intent to comply/report compliance with Section 42 requirements) will be met. If the new owner intends to comply, the investment general partner will arrange for Series 21 to post a recapture bond, but if the new owner is not willing to meet Section 42 requirements, Series 21 will not be able to post a bond and the investors will experience recapture in 2007.
Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. The property continues to incur operating deficits due to low occupancy. The average physical occupancy through the fourth quarter 2006 was 61%. In 2006, the operating general partner was in the process of reconfiguring the property to have only 83 units, which reduced the number of 1 bedroom units from 100 to 29 while increased the number of two bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction completed in March 2007 and all units have received Certificates of Occupancy. In the first quarter 2007, the property was 61% physically occupied and 68% leased. The management team expects to have all converted units 100% occupied by the end of the summer 2007. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund operating deficits.
Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 94% in 2006. Through the first quarter of 2007, the average occupancy was 94%. Operating expenses are below the investment general partner’s state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2007. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2006. Occupancy has been consistent with the prior year through the first quarter 2007, averaging 90%. Even though operating expenses are below the investment general partner’s state average, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. The property is operating below breakeven due to high operating expenses and low occupancy, the result of a lack of subsidy and unit turnover costs. In 2006 occupancy at the property averaged 88% and the Operating Partnership expended a significant amount of cash. Through the first quarter of 2007 occupancy remains close to 90% and the Operating Partnership continues to expend cash. The investment general partner will continue to work with the operating general partner to identify ways in which to improve the overall operations of the property. The operating general partner is now investigating rehabilitation financing options in hopes that the property can be updated and repositioned in the market. The investment general partner will continue to monitor this effort and to assist wherever possible. The mortgage and tax payments are current. Through year-end 2006, the operating general partner has funded $324,422 in deficits. The property’s compliance period ends in 2010.
Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 93% in 2006. Occupancy has been consistent with the prior year through the first quarter of 2007, averaging 92%. The property’s operating expenses are below the investment general partner’s state average. Despite occupancy in the 90%s, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
(Series 22). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had total of 29 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,395,375 and $1,560,438, respectively in passive income tax losses that were passed through to the investors and also provided $0.27 and $0.88, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 22 was $666,278 and $1,125,992, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $759,153, $3,093,410, and $4,469,581, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee. It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy dropped from 89% in 2005 to 85% in 2006, mostly due to job relocations, new competition to the area, and older residents leaving for health reasons. Through first quarter of 2007, occupancy increased to an average of 91% and finished the quarter at 93%. The operating general partner has made changes such as increased marketing by advertising with new signage and increasing newspaper advertisements that cover three counties. The operating general partner is also using tenant referral incentives to help increase occupancy. The operating expenses for 2006 were $3,011/unit, which is $338 lower then 2005 level and is considerably lower then the 2005 state average of $4,967/unit. The mortgage, taxes, and insurance payments are current.
Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2006. Occupancy has been consistent with the prior year through the first quarter 2007, averaging 90%. Even though operating expenses are below the investment general partner’s state average, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
Bayou Crossing, LP (Bayou Crossing Apartments) is a 290-unit property located in Hillsborough County, Florida. Occupancy declined and administrative and maintenance expenses increased in 2005 as management performed a large number of evictions in order to rid the property of undesirable residents. These efforts resulted in substantial cash expenditure in 2005. However, the resident turnover caused by these evictions greatly improved the resident base, which has had a very positive impact on Operating Partnership operations. Average occupancy improved to 93% in 2006 and audited financial statements for the year show significant cash generated. This improvement in cash flow is the result of increased rental income and significant decreases in administrative and maintenance expenses. Management continues to effectively enforce stringent resident screening policies in order to sustain improvements in the quality of the resident population. Marketing efforts continue to generate traffic, allowing management to taper rental concessions. Through the first quarter of 2007, occupancy remains above 90% and the Operating Partnership has generated cash. The Operating Partnership’s real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.
Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The Department of Housing and Community Development (DHCD) informed the investment general partner that the Department of Mental Health would be terminating their contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification from the (DHCD), the investment general partner inspected the property and found areas of concern about the overall condition of the property. These conditions and concerns had not been cited in previous site visit inspection performed during the third quarter of 2006. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing for an indeterminate period of time. Operating reports have been unavailable for the first quarter of 2007, as the operating general partner has been unresponsive to both the investment general partner’s and (DHCD’s) repeated attempts to contact him. In May the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner contacted the bank to request a copy of the notice and learned that there was a mortgagee sale of the property scheduled for June 14, 2007 and that this sale date had been extended from the original May sale. Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston (Dept. of Neighborhood Development), (DHCD), the operating general partner and respective attorneys to come to a workout plan with the lender. After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allows a 60-day window during which the operating general partner interest will be sold and the PAR value of the note ($355,000) held by One United will be paid in full. If an operating general partner sale of interest does not occur, the lender will proceed with the mortgagee sale. Currently, meetings are being held with several prospective replacement operating general partners. The credit period ends in 2007 and the end of the compliance period is 2011.
Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The property is also located in a less-than-desirable neighborhood, with an inferior school system, making it difficult to market to families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet and in adjacent towns has increased. The average occupancy in the fourth quarter of 2006 improved slightly to 89%, where it has stayed through the first quarter of 2007. In April 2006, the Longmont Housing Authority began discussions to acquire the operating general partner’s interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property’s operations, including rent subsidies and low-interest permanent financing. The parties have been negotiating and reviewing multiple proposals since that time and an outcome is expected by mid-2007. The most recent proposal, from the current operating general partner, has a nominal payment up-front with retained rights for repayment of advances at disposition. The investment general partner is working closely with the operating general partner in evaluating the conditions of the proposed transactions. The operating general partner continues to fund all operating deficits and accounts payable are current. The mortgage, taxes, and insurance payments are current.
Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 84% in 2006, the property generated approximately $14,000 for the year. The average occupancy for first quarter 2007 was 83% and the property continues to operate above breakeven.
All taxes, insurance and mortgage payments are current. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes and the property operates above breakeven.
(Series 23). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,582,246 and $1,689,035, respectively in passive income tax losses that were passed through to the investors and also provided $0.40 and $1.19, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 23 was $736,069 and $2,647,858, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,190,568, $6,598,250, and $5,725,483, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee. It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Bayou Crossing, LP (Bayou Crossing Apartments) is a 290-unit property located in Hillsborough County, Florida. Occupancy declined and administrative and maintenance expenses increased in 2005 as management performed a large number of evictions in order to rid the property of undesirable residents. These efforts resulted in substantial cash expenditure in 2005. However, the resident turnover caused by these evictions greatly improved the resident base, which has had a very positive impact on Operating Partnership operations. Average occupancy improved to 93% in 2006 and audited financial statements for the year show significant cash generated. This improvement in cash flow is the result of increased rental income and significant decreases in administrative and maintenance expenses. Management continues to effectively enforce stringent resident screening policies in order to sustain improvements in the quality of the resident population. Marketing efforts continue to generate traffic, allowing management to taper rental concessions. Through the first quarter of 2007, occupancy remains above 90% and the Operating Partnership has generated cash. The Operating Partnership’s real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.
South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 86% in 2006. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There are also newer competing properties offering more attractive amenities. Over the past three years, there have been numerous managers at the property. This has contributed to the cash flow and compliance problems. The operating general partner completed another site management change in July 2006. A third party shopping report, conducted in December, confirmed that the property manager is doing an effective job. Management has increased concessions (they are currently offering a $100/month rent reduction for the first 12 months for all new tenants) and increased resident referral rewards. Management is in constant communication with the nearby Air Force Base and local employers, runs ads in the weekly newspaper and has a website for the property. Management’s efforts have resulted in an increase in occupancy to 94% in the first quarter of 2007, but because of the added concessions needed to market the property, economic occupancy was 89% and the property was not able to breakeven. Per an agreement with the operating general partner, the management company (an affiliate of the general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance payments are current.
Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA. In 2004, a tax lien was discovered upon follow-up with the operating general partner regarding the extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The operating general partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The operating general partner is working with the city to get this tax lien overturned. The operating general partner has retained legal counsel to represent them with regards to this matter. There has been no resolution to date. In the meantime, the Operating Partnership continues to make payments in accordance with a payment plan as required by the city to avoid being declared in default. Through the fourth quarter 2006, this property operated at a surplus with average physical occupancy of 98%. In the first quarter 2007, the property continues to operate with the surplus with the average physical occupancy of 98%. The property’s mortgage, taxes and insurance are all current.
Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 84% in 2006, the property generated approximately $14,000 for the year. The average occupancy for first quarter 2007 was 83% and property continues to operate above breakeven. All taxes, insurance and mortgage payments are current. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes and the property operates above breakeven.
Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units(42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The property is also located in a less than desirable neighborhood, with an inferior school system, making it difficult to market to families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet and in adjacent towns has increased. The average occupancy in the fourth quarter of 2006 improved slightly to 89%, where is has stayed through the first quarter of 2007. In April 2006, the Longmont Housing Authority began discussions to acquire the operating general partner’s interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property’s operations, including rent subsidies and low-interest permanent financing. The parties have been negotiating and reviewing multiple proposals since that time and an outcome is expected by mid-2007. The most recent proposal, from the current operating general partner, has a nominal payment up-front with retained rights for repayment of advances at disposition. The investment general partner is working closely with the operating general partner in evaluating the conditions of the proposed transactions. The operating general partner continues to fund all operating deficits and accounts payable are current. The mortgage, taxes, and insurance payments are current.
Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. The property was unable to breakeven in 2005 due to increased operating costs. Occupancy fluctuated throughout 2006, ranging from a low of 87% to a high of 98% as of December 31, 2006, with a yearly average of 92%. The property continued to operate at a deficit in 2006 due to increased expenses, specifically, taxes, utilities and repair materials not reimbursed through the replacement reserve account. In the third quarter of 2006 management replaced the Regional Manager and occupancy dramatically increased by year end. Occupancy was 98% through the first quarter of 2007. Management intends to continue to watch expenditures closely and work to reduce turnover by implementing various resident retention programs. Despite an expired guarantee, the operating general partner has funded all operating deficits. All taxes, insurance and mortgage payments are current.
(Series 24). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at March 31, 2007. Out of the total, 23 were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,018,318 and $1,061,856, respectively, in passive income tax losses that were passed through to investors and also provided $0.66 and $1.11, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 24 was $503,037 and $1,590,415, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued
For the years ended March 31, 2007, 2006, and 2005, the net loss of the Series was $1,333,324, $4,785,221, and $2,435,902, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. The property is operating below breakeven due to the vacancies and bad debt. Occupancy started showing improvement in the fourth quarter of 2006 reaching 91% in December, and increasing to 93% in the first quarter of 2007.

The improvement can be attributed to management’s decision to decrease rents by $50 per unit, as well as working with a variety of local agencies to attract potential residents. Collections through March 2007 have also demonstrated improvement as management maintains that the tenant base is gradually changing for the better. Management did a good job in controlling operating expenses in 2006, including successful negotiations with the property tax assessor to get relief in property taxes. As of June 2006 the taxes were reduced to and fixed at $600 per unit, resulting in an annual savings of $27,567. Operating expenses remain stabilized through the first quarter with the exception of utilities, which typically run higher during that time due to the cold weather. Although expenses have decreased, the property continues to operate below breakeven due to the occupancy and rental collection issues. The mortgage, taxes, insurance and required reserves are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees. The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has instituted the Nodine Hill program, which is housed in a local community building. The program offers neighborhood residents access to after school children’s programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Funds have been earmarked for the purchase of some surrounding vacant lots for the construction of a play area. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. They have a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has just come on line that connects to the financial district in Manhattan. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is advertising on Craig’s List, holding open houses for homeless families, and exploring various programs to lease units. It is also offering incentives, such as one month free rent when signing a one year lease. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.
Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The investment general partner is working to obtain delinquent occupancy data from the management company. The property is operating below breakeven due to high operating costs, which are attributed to foundation and stress cracks identified in an engineer’s report conducted in 2003. The report revealed foundation movement in five buildings. Since 2001, much work has been done on the foundation, stair towers, and landings as a result of the movement. Soil testing was done at the end of 2006, and as a result, the operating general partner has submitted a major capital project proposal ($260K) for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go offline, and lost revenue is expected. The investment general partner will work closely with the operating general partner and monitor the situation as it unfolds. The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The operating general partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in June 2005. Since the new management has taken over, operations have improved. Average physical occupancy through the fourth quarter 2006 was 86%.
In 2007, occupancy continues to improve. In first quarter the property was operating with average physical occupancy of 92%. Even with the improved occupancy the property did not breakeven in the first quarter. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. In the second quarter 2007, physical occupancy is expected to stabilize at 93% and at the time the property is also expected to breakeven. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract.
New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the property’s 72 units have rental assistance. Consequently, the property has trouble competing with properties that receive greater subsidies. The reasons for the cash flow deficit include: declining occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. In 2006 average occupancy declined to 77% from an average of 93% in 2005 as the qualified resident base continued to decline. The Operating Partnership expended significant cash in 2006. Through the first quarter of 2007, occupancy remains extremely low and the Operating Partnership continues to expend cash. Management continues to market the property through local media and civic organizations and investigate the possibility of obtaining additional rental assistance subsidy. The mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner’s guarantee is unlimited in time and amount, with the compliance period for this property ending in 2009.
Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with an average occupancy of 88%. The 2006 audit reports that the property expended approximately $2,000 for the year. Through the first quarter of 2007 the average occupancy has been maintained at 88% occupancy and the property is operating at breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.
Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with an average occupancy of 89%. The 2006 audit reports that the property expended approximately $2,900 for the year. Through the first quarter of 2007 the average occupancy has been maintained at 88% occupancy and the property continues to operate slightly below breakeven. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, payables, property taxes and insurance are current.
North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. In February 2006, there was a fire in one of the units that completely destroyed the unit. There were no injuries reported from the fire. The unit required a complete rehab with repairs totaling $25,000. The repairs were funded with proceeds from the insurance claim filed by management. As of May 2, 2006, all repairs were made and the unit was ready to be occupied. After higher than normal turnover in the first quarter of 2006 the occupancy dropped to an average of 82% for the quarter. Management increased the frequency of newspaper advertising and occupancy improved through 2006 to an average of 88%. Through the first quarter of 2007 occupancy has reportedly remained at the same level. The operating general partner is funding deficits as necessary and the mortgage, property taxes, and insurance are current.
Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO. The Operating Partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment limited partner learned that the City of St Louis had cited the property as a nuisance twice in 2006. The property’s security and habitability had deteriorated sharply during second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 — February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner (Liberty Group) took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, Liberty’s on-site manager was assaulted on the premises and Liberty was unable to re-establish a management presence at the property.
On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. HUD declared a default under the HAP contract and terminated the contract. The trustee for the bonds declared a default under the bond documents. The operating general partner chose not to contest the City’s order or HUD’s contract termination and informed the tenants that they would have to re-locate. Relocation is proceeding at this time. After relocation is complete, the operating general partner intends to secure the building and market the property to a developer interested in converting the property to a non-affordable use. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.
(Series 25). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at March 31, 2007. Out of the total, 21 were at 100% Qualified Occupancy.
For the tax year ended December 31, 2006 and 2005, the series, in total, generated $1,072,577 and $525,837, respectively, in passive income tax losses that were passed through to investors and also provided $1.05 and $1.22, respectively, in tax credits per BAC to the investors.

As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 25 was $2,936,860 and $7,307,685, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $4,602,731, $4,639,738, and $2,599,663, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses recorded. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property’s original mortgage interest rate of 8.21% resulted in disproportionately high debt service. The property was also suffering from increased bad debt, maintenance expenses, and high real estate taxes. The operating general partner refinanced the permanent debt, with approval, in the fourth quarter of 2006. The refinance resulted in a reduction of annual debt service by more than $90,000. The property’s average occupancy rate for the first quarter of 2007 was 95%, up from the 94% average in 2006. The 2006 audit showed high debt service, however, the November 2006 refinancing did not occur early enough in the year to have an effect. The reduced debt service from the refinance is expected to allow the property to fully stabilize and operate above breakeven by the end of the second quarter of 2007. The mortgage, taxes and insurance are current.
Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In January of 2005, the Operating Partnership underwent a change in operating general partner, which was accompanied by a change in management. Despite average occupancy of 93% for the year, the property did not breakeven in 2005 due to high operating expenses. The new operating general partner and management company have worked hard to leverage their considerable strengths in the Indianapolis market, and have been successful in lowering operating expenses, which have declined significantly in 2006. Despite average occupancy, which declined slightly to 91% in 2006, the Operating Partnership was able to generate significant cash due to increased rental income and reduced operating expenses. The operating general partner is presently working with lenders in an attempt to refinance Operating Partnership debt and increase the partnership’s ability to generate cash. The operating general partner’s obligation to fund operating deficits is limited to $150,000 in subordinate loans outstanding at any one time.
M.R.H., LP (The Mary Ryder Home), a 48-unit property located in St. Louis, MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership’s books and records. As a result of their audit, the IRS proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The investment general partner and its counsel, along with the operating general partner and its counsel, filed an appeal on June 30, 2003 and continued negotiations with the IRS Appeals Office.

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
Rose Square, LP (Rose Square Apartments) is an 11-unit property located in Connellsville, PA. The property operated with deficits in 2004 caused by low occupancy. The property operated above breakeven in 2005 due to increased occupancy combined with operating expenses below state averages. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events, helping to increase interest in the property. In order to improve cash flow and help the property stabilize, Pennsylvania Housing Finance Agency granted a request to defer replacement reserve deposits for the fourth quarter of 2006. The property operated well above breakeven in 2006, averaging 89% occupancy for the year. Operations continued to be strong in the first quarter of 2007 as the property achieved 91% occupancy (one vacant unit) and breakeven operations.
Century East II Apartments, LP (Century East II Apartments) is a 24-unit property located in Bismarck, ND. In 2006 the property operated with an average occupancy of 93%. The 2006 audit reports that the property generated approximately $10,000 for the year. Through the first quarter of 2007 the average occupancy has been maintained at 93% occupancy and the un-audited reports indicate the property continues to operate above breakeven. All taxes, insurance, and mortgage payments are current.
(Series 26). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $2,020,505 and $2,022,192, respectively, in passive income tax losses that were passed through to investors and also provided $1.07 and $1.18, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 26 was $6,753,914 and $10,433,834, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $4,098,003, $7,162,231, and $5,623,588, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. It is anticipated that future net losses will continue to decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Cameron Apartments Partnership (Cameron Apartments) is a 40-unit apartment complex originally located in Cameron, Louisiana, which was completely destroyed by Hurricane Rita. The National Flood Insurance Program has underwritten the project as a complete loss. The investment general partner and the operating general partner continue to work in tandem to sell the Operating Partnership and re-syndicate the Operating Partnership into another fund. The sale is expected to occur the second quarter of 2007. Construction is expected to take a period of approximately nine months.
Beauregard Apartments Partnership (New Hope Bailey Apartments) is a 40-unit development located in Derrider, Louisiana. The overall operating expenses increased slightly during 2006 and were only 2% higher than the prior year’s state averages; however, the accounts payable increased substantially and the reserves and security deposits were underfunded. Most of the increased expenses are related to the minor damage suffered due to Hurricane Rita in 2005. Although all repairs were completed in the first quarter of 2006, they were paid for out of operations, which resulted in the property operating below breakeven and expending cash. During the first quarter of 2007, occupancy decreased 7% to 91%; however, the occupancy is consistent with the fourth quarter of last year. All tax, mortgage, and insurance payments are current.
Edgewood Estates, L.P. (Edgewood Estates Apartments) is a 22-unit development located in Edgewood, Texas. Despite the property averaging 95% occupancy, it expended cash due to low revenues and high expenses. The property experienced a $6,000 reduction in rental subsidy based on the remainder of the contract, and reported an increase in operating expenses as a result of improvements to deferred maintenance items and an increase in utilities. Throughout first quarter 2007, occupancy has been maintained at 100%. Management continues to work with the Housing Agency to seek approval if a much needed rent increase. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.
Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2006 the property operated with an average occupancy of 80% and as a result operated below breakeven. Average occupancy through the first quarter of 2007 was 93%. The property’s occupancy concern in 2006 arose due to issues surrounding a large refugee population in the area. Although a number of refugees initially met the resident selection criteria, it was later discovered that a few of the residents had criminal backgrounds that were not disclosed during the typical background check. Management began evicting problem and non-paying residents; however, due to overbuilding in the Fargo, North Dakota area, units remained vacant. The operating general partner/management company offered rent concessions and rate reductions as a rental incentive. In addition, security had been increased at the property.

Management continues to see improvements in the operations of the apartment community and the quality of resident; however, they do not expect to achieve breakeven until year end. The investment general partner will continue to work with the operating general partner to stabilize occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.
Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. During 2006 the property operated with an average occupancy of 81% and as a result operated below breakeven. Although the average occupancy through the first quarter of 2007 improved to 91%, the property continued to operate below breakeven. Overbuilding and a soft rental market in the Fargo, North Dakota area are causing high vacancy rates. The management company continues to offer rental concessions and rate reductions until occupancy stabilizes. Turnover at this property remains high due to competition. Concessions, rate reductions and fluctuating occupancy levels have contributed to the negative cash flow at the property. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.
Jackson Bond, LP (Park Ridge Apartments) is a 136-unit property located in Jackson, TN. In 2006, occupancy averaged 89% and operated below breakeven in 2006 due to low occupancy through the third quarter of 2006. Low occupancy was caused by ineffective management. The investment general partner visited the property in January 2006, and gave management recommendations to improve the performance of the property. These recommendations included building a stronger rapport with the residents, offering social programs on-site, and employing closing techniques to encourage potential residents to initiate the application process. Management implemented these suggestions and occupancy trended upward throughout 2006 and into the first quarter of 2007. As of March 31, 2007, the community was 97% occupied and the property was operating well above breakeven. All taxes, insurance, and mortgage payments are current.
Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2006 the property operated with an average occupancy of 80% and as a result was unable to operate above breakeven. Average occupancy through the first quarter of 2007 was 85%, and the property continues to expend cash. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.
(Series 27). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,012,504 and $1,025,760, respectively, in passive income tax losses that were passed through to investors and also provided $1.11 and

$1.14, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 27 was $7,447,478 and $9,322,441, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,229,898, $3,087,823, and $2,241,006, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. It is anticipated that future net losses will continue to decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Magnolia Place Apartments Partnership (Magnolia Place Apartments) is a 40-unit development located in Gautier, Mississippi. Due to Hurricane Katrina, the property suffered major flood damage as well as damage to flooring, appliances, decking, sheet rock, roof vents, shingles and siding. Carpets and fixtures that could create an environment for mold were immediately removed and 28 apartments required the removal of both wall and ceiling drywall. Additionally, kitchen cabinets were installed, roofs were replaced and all apartments were treated for mold prevention. Insurance proceeds of $1,236,866 were allocated to roofing and full restoration of the interiors and exteriors, as well as appliances and carpeting. Renovations were completed costing approximately $1,066,238. The investment general partner continues to work with the management company for a breakdown of repairs and costs as any remaining proceeds will be distributed in accordance with the partnership agreement. The Operating Partnership suffered a large cash deficit due to the vacancy and the renovation process throughout the year. For a period of several months, there were no occupied units, and the rental income could not support the necessary operating expenses. However, the mortgage, taxes and insurance are current. Management reports the property has maintained 100% occupancy through the first quarter 2007. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property.
Centrum Fairfax II, LP (Forest Glen at Sully Station Phase II) is a 119-unit senior complex located in Fairfax, VA. As of December 2006, this property was operating with 100% physical occupancy. In the first quarter 2007, the property continues to operate above breakeven with average strong occupancy of 95%. Many of the residents from the adjacent property moved into this property when the operating general partner started converting one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). Through 2006 the operating general partner was relocating the one bedroom residence from adjacent phase I to phase II which improved the overall performance of the project. The property is in excellent physical condition and is expected to stay fully occupied through 2007. The operating general partner’s contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the operating general partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.
Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 89% in 2006, and the occupancy averaged 90% through the first quarter of 2007. Despite the recent upswing in occupancy, there are still limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. As a result of low occupancy combined with low rental rents, the property experienced negative cash flow and high payables. In addition, the property suffers from a high interest rate on the permanent mortgage. Debt service at the property adversely affects the property’s overall operations. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. The operating general partner continues to fund the operating deficits, as needed. The mortgage, taxes, and insurance are all current.
Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2006 and the first quarter of 2007 due to increasing resident receivables and high operating expenses. The operating general partner stated that they requested and received a rent increase effective January 1, 2007 and has had some success with aggressive eviction proceedings resulting in a third quarter decrease in tenant accounts receivable. However, accounts receivable has increased since and collections remain an ongoing problem. The operating general partner and the investment general partner continue to monitor collections closely. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority. A site visit by the investment general partner is planned for summer 2007 to inspect building systems and structure to determine possible ways to reduce utility costs at the properties. Harlem is undergoing a great deal of urban revitalization. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance are current and the operating general partner is funding deficits.
Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2006, occupancy averaged 82% and the property was unable to breakeven in 2006 due to low occupancy caused by poor on-site management. As of the end of the first quarter 2007, the occupancy averaged 87%. The property continues to receive sufficient traffic, but the on-site staff has been unable to capture potential residents due to poor leasing. Poor leasing technique was confirmed with a third party shopping report that was conducted in March 2007. At the end of the first quarter, the regional property manager was replaced with a more experienced regional property manager who had successfully managed the property in prior years. The new regional property manager will assess the current on-site team and provide training as necessary to improve the staff’s leasing skills. Despite low occupancy, the property operated above breakeven through the first quarter of 2007. The investment general partner will continue to monitor the property to ensure occupancy improves and above break-even operations are maintained. Since the property never converted to a fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner’s operating deficit guaranty. All tax, mortgage, and insurance payments are current.
(Series 28). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,609,005 and $1,693,762, respectively, in passive income tax losses that were passed through to investors and also provided $1.04 and $1.05, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 28 was $8,669,887 and $14,091,283, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2007, 2006, and 2005 the net loss of the series was $5,760,322, $5,883,069, and $4,547,831, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. The increase in net loss is mainly attributed to impairment losses. It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. During the third quarter of 2005 the property sustained minor damage during the hurricane season. All necessary repairs were paid for out of operations as no insurance proceeds were collected. The property operated below breakeven and expended cash because the maintenance expenses increased significantly due to the costs associated with the repairs. The 2006 year average occupancy was 96%; however, occupancy dropped 15% falling to 81% during the first quarter of 2007. The investment general partner will continue to work with the operating general partner to monitor the occupancy. All tax, mortgage, and insurance payments are current.
Maplewood Apartments Partnership, (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. The property operated at a loss that was directly attributable to stagnant rents and an increase in maintenance and administration costs. The increased expenses were primarily due to hurricane damage repairs that were completed in 2006 and paid for out of operations as no insurance proceeds were received. A rental increase was placed in effect September 1, 2006; however, during the first quarter of 2007, occupancy decreased 5% to 88%. The investment general partner will continue to monitor the property’s occupancy and operations, as well as assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.
Jackson Place Apartments (Jackson Place Apartments L.P.) is a 40-unit development located in Jackson, Louisiana. The property operated poorly and expended cash due to insufficient rental rates and costs associated with damage from Hurricane Rita during the third quarter 2005. All repairs were completed during 2006 and costs were paid for from operations as no insurance proceeds were collected. Additionally, both the reserve account and the security deposit accounts were totally underfunded. During the first quarter of 2007, occupancy decreased slightly; however, as of March it is 100% occupied. A rent increase went into effect in 2006; however, management continues to work with the Housing Agency and Rural Development as they believe the rates are still insufficient. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The operating general partner verbally reported that the occupancy for the first quarter of 2007 was 100%, following 100% occupancy for the fourth quarter of 2006. This is a notable achievement, as this property has historically struggled with a high vacancy rate. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner’s repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner’s response did not address the issue satisfactorily.
Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these issues remain unresolved. The investment general partner has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner’s continued funding, neither of which supports an extended legal battle for removal. The investment general partner continues to monitor this property. The 2006 audit shows significant improvement over the past year, however, the reserve is still underfunded, the debt service is high, and there are large loans owed to an affiliate of the operating general partner. The mortgage, property taxes and insurance are current.
Sumner House LP (Sumner House Apartments) is a 79-unit property located in Hartford, CT. In 2006 this property had an average occupancy of 94%, and through first quarter of 2007 occupancy averaged 91%. The property expended $21,638 of cash in 2006 primarily due to low rental rates. Expenses in 2006 were below state averages; however, the property’s maintenance expense increased 19%. This was mostly in repairs in order to update units and change carpeting. These repairs were needed in order to increase the overall appeal of the property. Revenues were flat in 2006 compared to previous years. In March 2007, the property had a fire that caused no structural damage but substantial smoke damage. No units were taken offline due to the fire. The estimated costs and cause of the fire is still under investigation. The operating general partner is focused on building a better reputation for the neighborhood surrounding the property and is working with the local police to increase patrols. For the past year and half, the operating general partner implemented a strict resident selection process and offered concessions to increase occupancy with the strong resident base. All taxes, insurance, and mortgage payments are current for this property.
(Series 29). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005 the series, in total, generated $2,929,215 and $2,899,511, respectively in passive income tax losses that were passed through to investors, and also provided $1.18 and $0.98, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 29 was $6,221,809 and $10,142,930, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2007, 2006, and 2005, the net loss of the series was $4,297,339, $4,116,892, and $5,923,465, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee. It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Palmetto Place Apartments Partnership, A LA Partnership (Palmetto Place Apartments) is a 40-unit development located in Benton, Louisiana. The property operated just below breakeven and expended cash. Although the overall operating expenses appear to be in line with the prior year’s state average, the property could not support them due to low revenue caused by stagnant rental rates. Additionally, the reserve account was underfunded and the Operating Partnership is accruing management fees. During the first quarter of 2007, occupancy decreased from 100% to 91%; however, the operating general partner is working to obtain approval for a rent increase. The investment general partner will monitor the property’s operations and assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.
Westfield Apartments Partnership (Westfield Apartments) is a 40-unit development located in Welsh, LA. Although occupancy was strong, increasing 1% and averaging 99%, insufficient rental rates and high operating expenses, along with high debt service are caused the property to expend cash. Additionally, the reserves are underfunded and the operating general partner is borrowing money from other partnerships and advancing from affiliated partners to fund shortfalls. The property sustained damages during Hurricane Rita for which insurance proceeds were utilized; however, there was still an increase in the maintenance expenses of 42%, which management attributes to the cost of uncovered repairs. As of the end of the first quarter, occupancy has decreased to 95%; however, management has pre-leased the damaged units and is readying them for occupancy. The investment general partner will continue to monitor the property’s occupancy and operations, as well as discuss the commingling of funds. All tax, mortgage, and insurance payments are current.
Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2005 and 2006 due to low occupancy, which averaged 72% in 2005 and fell to 47% in 2006. The site has no central office and the laundry room has been boarded up due to vandalism. A site visit performed in the first quarter of 2007 revealed the property had a poor physical condition and non-existent management. The operating general partner has been historically poor in reporting financial and occupancy data. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears of its mortgage and that the lender had issued a notice of default. The operating general partner has no plans to fund the property or to present a work-out plan. The lender replaced on-site management with a third party management company who verbally reported 42% occupancy although that was expected to drop as some evictions were pending. The lender holds both debt and replacement reserve accounts, the latter of which is funding unit turnovers to bring the property to a saleable condition, at which point it expects to commence foreclosure. The investment general partner has been in close contact with the lender and is reviewing the financial viability of a work out plan; however, foreclosure remains a possibility. The investment general partner has confirmed that taxes and insurance are current.
Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Average occupancy during 2006 was 93%, a significant increase from 2005 occupancy of 81% when the property operated with a deficit of ($5,323). During the first quarter of 2007 occupancy averaged 92% with monthly financials showing positive cash flow. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.
Forest Hill Apartments, L.P. (The Arbors) is an 85-unit, senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire. The operating general partner received an initial insurance payment totaling $500,000 and at that time it was determined that the building should be razed due to the significant fire and water damage. In the third quarter 2004, the lender approved the release of sufficient insurance proceeds of $148,000 to raze the property. After bidding the property repairs, the operating general partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The operating general partner’s primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more then $10,000. The operating general partner appealed their initial determination regarding additional coverage and in February 2006 the appeal was denied.
The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company’s estimate to rebuild the community minus the code change upgrades in dispute. The insurance proceeds are currently being held by the lender. The operating general partner was able to reduce the original construction budget by $1,167,306. The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget eliminated the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000. The construction of the project stared in early November 2006, and is expected to be completed within nine months. The investment general partner is closely monitoring the construction progress of the property and reviews construction draws on a monthly basis. As of March 31, 2007, this property was 54% completed.
Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2006, occupancy averaged 82% and was unable to breakeven in 2006 due to low occupancy caused by poor on-site management. As of the end of the first quarter 2007, the occupancy averaged 87%. The property continues to receive sufficient traffic, but the on-site staff has been unable to capture potential residents due to poor leasing. Poor leasing technique was confirmed with a third party shopping report that was conducted in March 2007. At the end of the first quarter, the regional property manager was replaced with a more experienced regional property manager who had successfully managed the property in prior years. The new regional property manager will assess the current on-site team and provide training as necessary to improve the staff’s leasing skills. Despite low occupancy, the property operated above breakeven through the first quarter of 2007. The investment general partner will continue to monitor the property to ensure occupancy improves and above breakeven operations are maintained. Since the property never converted to a fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner’s operating deficit guaranty. All tax, mortgage, and insurance payments are current.
Ozark Associates, LP (Regency Apartments) is a 16-unit property located in Poplarville, MS. This Operating Partnership operated below break even in 2006 due to low occupancy. Seven of the property’s 16 units were uninhabitable due to damage caused by Hurricane Katrina. Occupancy averaged 62% in 2006. An insurance claim was filed and the Operating Partnership received a check in November 2006 in the amount of $69,790 to cover the cost of the repairs. Repairs were completed and the damaged units were restored in February 2007. As of March 31, 2007, the community was 100% occupied. Management received money to cover lost rent through June 2006. Management expects to receive the remainder of the lost rent proceeds, which will cover the period from July 2006 through February 2007, in the second quarter of 2007. The investment general partner will conduct monthly conference calls with management to ensure that the Operating Partnership receives funds to cover the lost rent in a timely fashion. All taxes, insurance, and mortgage payments are current for this property.
(Series 30). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,267,331 and $2,057,039, respectively, in passive income tax losses that were passed through to investors and also provided $0.16 and $1.06, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships
for Series 30 was $5,755,599 and $8,375,824, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,864,146, $4,320,595, and $3,119,175, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, impairment losses and the fund management fee. It is anticipated that future net losses will continue to decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Bellwood Four, LP (Whistle Stop Apartments) is a 28-unit family complex in Gentry, AR. Occupancy through first quarter 2007 averaged 84% as compared to 91% average occupancy for 2006. Through December of 2006, the property expended $10,012 of cash as compared to expending cash of $32,898 in 2005. A new site manager was hired in November 2006 and has been very successful in increasing the appeal of the property, improving the resident selection criteria, and collecting rent from residents. Taxes, mortgage, and insurance are all current for this property.
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
The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment general partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment general partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $741,543 and $209,111, respectively.
Sunrise Homes, LP (Sunrise Homes and Broadway Place Apartments) consists of two family properties containing a total of 44-units, located in Hobbs, New Mexico. In April 2003, the mortgage lender issued a default notice and, after the operating general partner took no steps to remedy the situation, accelerated the note. In November 2003, the investment general partner replaced the management company. In 2004, the investment general partner filed a civil action against the operating general partner to force it to honor its obligation to fund operating deficits. In October 2004, the investment general partner removed the operating general partner.
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
The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment general partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment general partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner’s interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $642,208 and $184,459, respectively.
JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. In 2006, occupancy averaged 87%. The property’s annual debt service payments represented only 4.57% of the property’s total income in 2006. The property operated below breakeven in the first quarter of 2007 due to vacancy loss. Occupancy averaged 80% in the first quarter. Low occupancy has been caused by application processing delays at the management company’s corporate office. The department in the corporate office that handles application processing has been under-staffed. Lack of manpower has led to delays of up to eight weeks in processing applications. Most of the prospective residents that have submitted applications have been discouraged by the extensive wait and have chosen to live elsewhere. Given the property’s central location and demand in the market, it could sustain high occupancy if applications were processed in a timely manner. The investment general partner addressed this issue with the operating general partner, who is working to improve his affiliated management company’s policies and procedures in an effort to increase application processing speed. Slight improvements in application processing speed were made in March 2007, and occupancy averaged 85% by quarter-end. Management anticipates occupancy will stabilize in the low to mid 90% range by the second quarter of 2007 and the property will begin to generate cash. The operating general partner’s operating deficit guarantee, capped at $400,000, expires in July 2013.
Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy since 2003. In 2006 occupancy averaged 89%, however, through the first quarter 2007 average occupancy improved to 97%. A third party site inspection that was completed in October of 2006 noted numerous deferred maintenance issues with this property. These issues included the siding on the buildings damaged, uneven sidewalks, and cracked driveway and parking areas. The roof was also missing shingles. The operating general partner’s plan is to repair these capital items from cash flow as occupancy improves. Through the fourth quarter 2006, un-audited results show the property generated $2,146 of cash. The investment general partner will continue to monitor operations with the operating general partner and has requested they submit a plan to the investment general partner to address the deferred maintenance issues. Taxes, insurance, and mortgage payments are all current for this property.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a slowed local economy and a challenging rural location. 2005 was a year of improvement for the property. The property operated at a surplus of $2,230. The property achieved 81% occupancy as of the end of the third quarter of 2006, with average occupancy for the fourth quarter reported as 84%. Management reports that occupancy through the first quarter of 2007 has reached 86%. The managing agent has expanded their marketing to include networking with local businesses and providing brochures at the local chamber of commerce in order to increase occupancy. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current.
Millwood Park, LP (Millwood Park Apartments) is a 172-unit new construction family property located in Douglasville, Georgia. The property’s occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 and the property expended approximately ($300,000) in 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Occupancy has improved, averaging 88% for 2006, 93% for the first quarter of 2007 and was at 97% in March 2007. In 2006, per unit revenue increased by $932/unit although expenses remained high at $4,572/unit, resulting in a net loss of ($140,730). The operating general partner is contesting the property tax assessment in an effort to reduced expenses. The operating deficit guarantee remains in effect until 2011. The mortgage, taxes and insurance are all current.
(Series 31). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $2,427,967 and $2,791,274, respectively, in passive income tax losses that were passed through to investors and also provided $1.04 and $1.03, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 31 was $9,108,735 and $12,900,025, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $4,208,462, $4,988,506, and $5,478,385, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. It is anticipated that future net losses will continue to decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Summerdale Partners LP, II (Summerdale Commons — Phase II) is a 108-unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. In 2005 and 2006, although operating expenses decreased, the property continued to struggle with occupancy, bad debt, and high resident receivables. Physical occupancy in 2006 averaged 81%, and is averaging 79% through the first quarter of 2007. Current occupancy levels are not sufficient to allow the property to operate at breakeven. In May 2006 a new site management team was brought in to improve property operations. The new manager has established strict screening criteria for new residents, as well as enforcing rigid collection policies. Although site staff is trying to improve the resident profile, no improvements have been made in occupancy because a majority of the vacant units are not ready to rent. Many units require appliances, carpeting and various repairs. The operating general partner has not made much progress in bringing these units online due to the lack of operating cash. The operating general partner has maintained that the Public Housing units bring a stigma to the property, making it difficult to rent units. The operating general partner has been in negotiations with the Housing Authority to opt out of the Public Housing Program. As part of the proposed agreement with the Housing Authority, the operating general partner has requested the release of an operating reserve account currently held by the Housing Authority. The funds would be utilized to pay down existing payables, and to make necessary physical improvements to the property, including making vacant units rent ready. Formal approval of the opt-out process has been delayed several times at both the state and national level. The investment general partner continues to monitor the progress of the negotiations, as no reserve funds will be released to the Operating Partnership until formal approval is granted. All mortgages, taxes, and insurance are current. Operating deficits are currently being funded by accruing payables, and deferring management fees. The Operating Partnership has an operating guaranty in place by the operating general partner. The investment general partner has been working with the operating general partner in order to ensure steps are taken to increase occupancy, as well as improve rental collections. The investment general partner has begun to engage the operating general partner in discussions regarding the potential replacement of both the management company and the general partner interest in the Operating Partnership in order to bring in someone qualified to improve and stabilize property operations. The investment general partner has identified and is in discussions with a local party that is a potential replacement operating general partner. The investment general partner will continue to closely monitor the efforts of the operating general partner until operations have stabilized.
Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. The property was unable to breakeven in 2005 due to low occupancy and ineffective site management. In addition, management continued to struggle with the weak resident profile that required a strong campaign of evicting residents who do not pay their rent. Management has taken several measures in its effort to increase occupancy including advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager in March of 2006. As a direct result, the occupancy increased to 90% in March 2007. The property was able to operate above breakeven in 2006. The mortgage, property taxes and insurance are current.
Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. In 2005 the property was unable to breakeven due to low occupancy and ineffective site management. As a direct result of management’s efforts to advertise the property in local newspapers, offer attractive rental concessions and employ a full-time onsite manager, occupancy increased to an average of 94% in March 2007. The property was able to operate above breakeven in 2006. The mortgage, property taxes and insurance are current.
Riverbend Housing Associates (Riverbend Estates) is a 28-unit property located in Biddeford, ME. In 2006, occupancy averaged 90% due to vacancy loss sustained in the first half of the year and high operating expenses were responsible for this property’s cash deficit. The investment general partner believes corporate management’s approach to leasing and application processing has hindered the property’s ability to achieve higher occupancy. The investment general partner addressed this issue and is currently working with the operating general partner to improve his management company’s policies and procedures. Improvements have been realized to date. Occupancy averaged 92% in the first quarter of 2007 and the property operated at breakeven. Administrative and tax expenses are high in relation to the state average. The investment general partner is currently working with management to reduce administrative expenses. In addition, management will seek a tax abatement in the second quarter of 2007. If occupancy is maintained at the current level, and if administrative and tax expenses can be reduced, the property should be able to operate above breakeven in 2007. All tax, mortgage, and insurance payments are current. The operating general partner will continue to defer fees due to an affiliated management company and maintenance company to fund deficits as necessary. The operating deficit guarantee is capped at $300,000 and expires on December 31, 2012.
Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2006 the property operated below breakeven due an average occupancy of 84%. Average occupancy in the first quarter 2007 further declined to 82%. The local town where the property is located has a very poor economy. There are two other apartment complexes in the town that both experienced a drop in occupancy in 2006. The closest large employers are 30 to 40 miles away. In an effort to attract and retain residents, management offers a $50 cash award for all friends referred to the complex that rent an apartment. Advertising is in local newspapers and with the local housing authority. The investment general partner will continue to monitor the property to ensure that occupancy improves and stabilizes. All taxes, insurance and mortgage payments are current.
San Angelo Bent Tree, LP (Bent Tree Apartments) is a 112-unit family complex located in San Angelo, Texas. Occupancy declined in the third and fourth quarters of 2005, averaging 87%, as a result of the housing authority cutting back on funds and having removed several residents from the program. In addition, the threat of the nearby air base closing sent many of the military wives home to live with family outside of San Angelo. The unit turnover caused operating expenses, specifically maintenance expenses, to be higher in 2005 then they had been in 2004 and the property operated below breakeven with negative cash flow of ($35,354). In the second quarter of 2006, San Angelo Air Base was taken off the closure list and housing received additional funds. Because of the management’s marketing efforts, occupancy has rebounded to an average of 96% in 2006 and to 97% in March 2007, but due to an increase in operating expenses (specifically maintenance), the property was not able to breakeven in 2006. Due to the property’s age, many hot water heaters and carpets needed replacement, and the property’s exterior needed to be repainted. Management expects that, with the completion of these improvements, expenses will stabilize in 2007 and the property will generate cash flow. The investment general partner will continue to monitor the property to ensure the stabilization of occupancy levels and operating expenses. The property’s mortgage, real estate taxes, and insurance are current.
(Series 32). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $2,175,230 and $2,610,960, respectively in passive income tax losses that were passed through to investors, and also provided $0.92 and $0.94, respectively, in tax credits per BAC to the investors.

As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 32 was $12,004,644 and $17,553,871, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $5,934,668, $5,734,323, and $5,505,848, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Pecan Manor Partnership (Pecan Manor Apartments) is a 40-unit development located in Natchitoches, Louisiana. Occupancy was strong at 97% in 2006; however, insufficient rental rates caused the property to operate below breakeven and expend cash. The overall operating expenses appeared to be in line, but both the reserves and the security deposit accounts were underfunded. Additionally, there was a slight increase in the accounts payable and the real estate tax escrow was substantially overfunded. During the first quarter of 2007, occupancy declined slightly as reports indicate 95% occupancy as of March 2007. The investment general partner will continue to monitor the property’s occupancy and operations, as well as discuss the over/under funding of accounts. All tax, mortgage, and insurance payments are current.
FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Average occupancy through the first quarter of 2007 increased to 100%. The property’s annual debt service payments represent 50% of the property’s total income. The operating general partner was able to refinance the debt in 2004 and will continue to attempt to reduce the debt service. The property increased revenues by 12% in 2006 but was not able to generate cash in 2006 due to increasing expenses. The mortgage, taxes, insurance and payables are current.
Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy which averaged 75% in the fourth quarter of 2006 and the first quarter of 2007. The property suffered cash losses of ($113,684), ($53,329), and $39,990) for the years 2004, 2005, and 2006, respectively. The cash loss in the first quarter of 2007 narrowed to approximately $7,000. The property’s physical appearance and condition is good. Management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies. The operating general partner has engaged four management companies in four years. The most recent management company assumed management in April 2006 and is still sorting out issues created by the previous management companies. To date, the operating general partner has funded all operating deficits although its unlimited operating deficit guarantee expired in September 2004. The operating general partner’s willingness to fund continued operating deficits is in question.

Jackson Bond, LP (Park Ridge Apartments) is a 136-unit property located in Jackson, TN. In 2006, occupancy averaged 89% and operated below breakeven in 2006 due to low occupancy through the third quarter of 2006. Low occupancy was caused by ineffective management. The investment general partner visited the property in January 2006, and gave management recommendations to improve the performance of the property. These recommendations included building a stronger rapport with the residents, offering social programs on-site, and employing closing techniques to encourage potential residents to initiate the application process. Management implemented these suggestions and occupancy trended upward throughout 2006 and into the first quarter of 2007. As of March 31, 2007, the community was 97% occupied and the property was operating well above breakeven. All taxes, insurance, and mortgage payments are current.
Martinsville I Limited (Martinsville Apartments) is a 13-unit apartment project, located in Shelbyville, KY. The property operated at a deficit of ($12,761) in 2006. The average occupancy in 2006 declined to 80% through fourth quarter of 2006 from an average occupancy of 94% in 2005. As of December 2006, there were only 2 vacant units, with occupancy at 85% at year-end. The decline in average occupancy was due to 6 move outs in the month of August 2006. Operating expenses for 2006 were $3,558/unit, which is $863 lower than 2005 operating expenses. However, per unit operating expenses are still much higher than the state average, which was $2,455. The property performed better in 2006, but still did not operate above breakeven. The operating general partner took over management in the first quarter of 2007 and plans to reduce expenses, specifically in the administrative category. The mortgage and taxes are up to date.
Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005 and 2006 due to low rental income, collection loss, and high expenses. With reduced administrative, maintenance and utility costs in the third and fourth quarters of 2006 and the first quarter of 2007, the property operated above breakeven and payables were reduced. The operating general partner stated that they requested and received a rent increase effective January 1, 2007. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. However, collections remain an ongoing issue and tenant receivables continued to increase in the first quarter of 2007. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Management continues to consider new methods to improve collections including improving relations with residents, and posting payments received in common areas. Additionally, management is exploring options to reduce utility costs, including tenant education on conservation and grant applications to non-profit agencies to cover increased utility expenses. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority. A site visit by the investment general partner is planned for summer, 2007 to inspect building systems and structure to examine ways to reduce utility costs at the properties. The investment general partner continues to work with the operating general partner to improve operations. The general partner is funding operating deficits and as a result the mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.
Courtside Housing Associates, Limited Partnership (Courtside Apartments) is a 44-unit property located in Cottonwood, Arizona. The property operated below breakeven in 2006 due to high maintenance and administrative expenses. The operating general partner has been proactive and is working closely with the third-party management company to reduce operating expenses and replenish the property’s diminishing replacement reserve account. The fourth quarter showed a marked improvement with a large decrease in operating expenses and an average occupancy of 98%. Occupancy remained at the 98% level in the first quarter of 2007. Replacement reserves are being funded monthly and the property operated above breakeven in the fourth quarter of 2006 and the first quarter of 2007. The mortgage, real estate taxes and insurance payments are all current.
Chardonnay Limited Partnership (Chardonnay Apartments) is a 14-unit property located in Oklahoma City, OK. Occupancy for the fourth quarter of 2006 was 100%, bringing the annual average to 82%. There were three evictions of undesirable tenants involved in drug related activity in March 2007, decreasing the occupancy to 71% for the first quarter of 2007. As of April 2007, management had leased one of the vacant units and, due to high traffic of prospective tenants, they expect to lease the remaining two units by the end of the second quarter. The mortgage, taxes and insurance are all current.
(Series 33). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $956,452 and $1,090,231, respectively in passive income tax losses that were passed through to investors, and also provided $0.85 and $0.88, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 33 was $7,872,995 and $10,309,424, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the Series was $2,627,734, $3,982,571, and $1,899,660, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. It is anticipated that future net losses will continue to decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Average occupancy through the first quarter of 2007 increased to 100%. The property’s annual debt service payments represent 50% of the property’s total income. The operating general partner was able to refinance the debt in 2004 and will continue to attempt to reduce the debt service. The property increased revenues by 12% in 2006 but was not able to generate cash through in 2006 due to increasing expenses. The mortgage, taxes, insurance and payables are current.
Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in the first quarter of 2007 due to vacancy loss and high utility expenses. Occupancy averaged 78% in the first quarter. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. The local housing agency was back-logged, and did not issue any vouchers at the end of 2006 and into the first quarter of 2007, despite the fact that there were sufficient funds to issue such vouchers. Many of the property’s current residents, who did not live in the property’s project-based rental assistance units, qualified for vouchers but did not receive them. These residents vacated the property because they could no longer afford the current rental rates, as management charges the maximum allowable Low Income Housing Tax Credits rental rates at the property to offset high utility costs. Management addressed its issue with the local housing agency with Maine State Housing Authority, who put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. The local housing agency is now referring potential residents to Stearns Assisted each time a voucher is issued. Additionally, management has added all of the Stearns Assisted residents that do not currently receive rental assistance to the local housing agency’s voucher waiting list to ensure that they receive the next available vouchers. These measures will increase occupancy at the property by bringing in new traffic and retaining current residents who are struggling to pay rent. Local community groups that perform services for seniors are also referring prospective residents and management has begun to target the local hospital to increase traffic.
High utility costs are also causing the property to operate below breakeven. The site was originally a high school and the high ceilings and wide hallways make the site expensive to heat. In an effort to reduce operating expenses, management allowed Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations and maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedures recommendations such as weather-stripping and adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be in place. Per the audit, improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy. Management has hired an energy efficiency engineer to perform a pay-back analysis of the capital improvement recommendations noted in the audit. The report will be finalized in the second quarter of 2007. Based on the analysis, the operating general partner may implement some or all of these recommendations. In the meantime, the investment general partner will work with management to reduce other operating expenses to offset the current cash deficit caused by vacancy loss and high utility costs. In addition, the investment general partner will conduct monthly conference calls with the operating general partner and his affiliated management company to monitor occupancy and management’s progress in implementing energy-efficient improvements and procedures. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.
Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50-unit senior complex located in Jefferson City, TN. Occupancy at this property averaged 93% through December 2006 and finished first quarter 2007 at

90%. The site manager has been successful in retaining current residents by offering different types of incentives, such as one month free rent and a $50 referral fee. The property is also being advertised in the local newspapers. The property expended $3,808 of cash through December 2006. The taxes and insurance are being properly escrowed and the mortgage is current.
Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, third quarter 2006 occupancy increased to 99% from the first quarter 2006 average of 94%, and the leasing agent maintains a wait list. Although fourth quarter occupancy dropped slightly to an average of 92%, occupancy in the first quarter of 2007 had risen to 97%. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 and the first quarter of 2007 were reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a kids’ club (a social club for the residents’ children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable continue to be paid down with operating cash. Mortgage, taxes, and insurance payments are all current. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.
Forest Park Apartments (Stonewall Retirement Village) is a 40-unit development located in Stonewall, Louisiana. The property operated poorly and expended cash due to inadequate rental rates coupled with high maintenance and administrative expenses. Although overall operating expenses were in line with the prior year state averages, the administrative and maintenance expenses were significantly higher due to much needed repairs as well as legal costs associated with filing evictions. Additionally, both the reserve account and the security deposit accounts were underfunded. During the first quarter of 2007, occupancy increased 1% as reports indicate 100% occupancy for each month. Management is trying to obtain approval for a much needed rent increase; however the process is slow. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.
(Series 34). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,684,893 and $2,316,972, respectively in passive income tax losses that were passed through to investors, and also provided $.98 for both years in tax credits per BAC to the investors.
As of March 31, 2007 and 2006 Investments in Operating Partnerships for Series 34 was $10,044,251 and $13,515,476, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2007, 2006, and 2005, the net loss of the Series was $3,857,900, $3,113,385, and $4,711,184, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses. It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. In 2006, occupancy averaged 92%. Despite high occupancy and operating expenses in line with the state average, the property operated below breakeven due to overly burdensome debt service. Interest on floating rate debt increased by $110,509 per the 2006 audit; annual debt service payments represented 53% of the property’s total income. As of March 31, 2007, occupancy averaged 96% and the property continued to operate slightly below breakeven. The investment general partner will work with management to mitigate cash deficits caused by high debt service payments by controlling high turnover and contractual expenses. Furthermore, the investment general partner will analyze the current market to determine if the property can support a rent increase to offset high debt service payments. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner’s operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current for this property.
RHP 96-I, LP (Hillside Club I Apartments), is a 56-unit property located in Petosky, Michigan, which has operated below breakeven as a result of low occupancy, which averaged 79% in 2006 but improved to 82% in the first quarter of 2007. The property suffered cash losses of ($80,898),($50,619), and ($71,828) for the years 2004, 2005, and 2006, respectively. The property’s physical appearance and condition is good. Management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies. The operating general partner has engaged four management companies in four years. The most recent management company assumed management in April 2006, and is still sorting out issues created by the previous management companies. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner’s ability to fund continued operating deficits is in question. As of the first quarter of 2007, the Operating Partnership is six months behind on its payment to the first mortgage lender. To date, the lender has not declared a default. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of that operating general partner.
Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, third quarter 2006 occupancy increased to 99% from the first quarter 2006 average of 94%, and the leasing agent maintains a wait list. Although fourth quarter occupancy dropped slightly to an average of 92%, occupancy in the first quarter of 2007 had risen to 97%. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 and the first quarter of 2007 were reduced to 6% of the monthly income from an average of 12% in 2005.

Tenant retention is also a priority, and the site manager implemented a kids’ club (a social club for the residents’ children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable continue to be paid down with operating cash. Mortgage, taxes, and insurance payments are all current. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.
Millwood Park, LP (Millwood Park Apartments) is a 172-unit new construction family property located in Douglasville, Georgia. The property’s occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 and the property expended approximately ($300,000) in 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Occupancy has improved, averaging 88% for 2006, 93% for the first quarter of 2007 and was at 97% in March 2007. In 2006, per unit revenue increased by $932/unit although expenses remained high at $4,572/unit. This was largely attributable to bad debt and high taxes. The property lost ($140,730) in 2006. The operating general partner is contesting the property tax assessment in an effort to reduce expenses. The operating deficit guarantee remains in effect until 2011. The mortgage, taxes and insurance are all current.
(Series 35). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2007 all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2006 and 2005 the series, in total, generated $1,308,973 and $1,601,130, respectively in passive income tax losses that were passed through to investors and also provided $.97 for both years in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 35 was $12,312,793 and $14,288,223, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,366,309, $2,628,987, and $2,444,443, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will continue to decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Tennessee Partners XII, LP (Autumn Park) is a 104-unit property located in Dickson, Tennessee. In 2006, occupancy averaged 93%. The property’s annual debt service payments represent 40% of the property’s total income; consequently, this property has had difficulty maintaining breakeven operations. The interest on the variable rate debt increased by $76,745 in 2006. As of March 31, 2007, occupancy averaged 94% and the property continued to operate slightly below breakeven. Since the property’s operating expenses are reasonable, the investment general partner suggested that management implement a rent increase to offset high debt service payments. Effective

April 1, 2007, management will charge an additional $10 on all new 2 bedroom move-ins. The investment general partner will monitor the effect of the rent increase and determine if rental rate increases on the 1 bedroom and 2 bedroom units are feasible in the near future. Additionally, the investment general partner will monitor monthly income statements to ensure operating expenses remain within the budget. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner, unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current for this property.
Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. The Operating Partnership expended significant cash in 2006 as a result of high operating expenses, rental concessions and bad debt. Operating expenses increased by 26% in 2006 and exceed the state average by 32%. This rise in operating expenses was offset by a 20% rise in rental income, which is the result of a significant increase in average occupancy levels. The 2006 cash expenditure was roughly 20% less than the 2005 cash expenditure. Historically, occupancy has been a concern at this property due to competition from low priced homes nearby and an immature Newnan, GA affordable housing market. Average occupancy improved to 92% in 2006 as new jobs have brought additional qualified residents to the market. Despite increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Management continues to aggressively market the property through local media and to promote community building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. Through the first quarter of 2007, average occupancy has declined slightly to 90% and the Operating Partnership continues to expend significant cash. All real estate taxes, insurance and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.
Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. The property operated below breakeven in 2005 expending cash of ($11,980) due to increases in taxes, utilities and insurance costs despite averaging a 96% occupancy rate. In 2006, occupancy averaged 95% but dropped to 88% and 87% in November and December, respectively. Throughout 2006 management was able to keep controllable operating expenses to the 2005 level but inconsistent occupancy and flat rents led to a cash loss of ($19,728). Occupancy was 91% at the end of the first quarter of 2007. Management has stated that the third phase of a new apartment complex nearby opened in the fall of 2006 and had a dramatic effect upon their marketing efforts. The new development offers amenities such as: golfing privileges, a swimming pool, exercise room, tanning beds, community center, etc. and for comparable rents. Management has been unable to increase rents and has had difficulty maintaining occupancy despite increased marketing efforts. The Regional Manager is currently developing a more comprehensive resident retention program and the on-site manager has made outreach efforts with the local senior center. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the property’s end of compliance in 2015. All real estate taxes, insurance and mortgage payments are current.
(Series 36). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2006 and 2005 the series, in total, generated $1,339,451 and $997,058, respectively in passive income tax losses that were passed through to investors, and also provided $0.92 and $0.95, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 36 was $7,598,987 and $9,558,174, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,207,906, $1,105,751, and $1,389,889, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. In 2006 the property operated at 83% occupancy and was unable to breakeven due to low occupancy caused by soft market conditions coupled with ineffective site management. The property is in a very competitive market with the competition offering significant specials to retain and increase occupancy rates. There were 250 new affordable units built in the radius of 2 miles from New Caney Housing II within the last two years. In addition, the property suffered from inexperienced site management. The property has had numerous site managers within the past three years, including some periods without management presence at the site. The property experienced a negative trend in occupancy in the fourth quarter of 2006 ending it with 78% occupancy in December 2006. As result of this a new site manager was hired in November of 2006. In addition to poor site management there were other factors which contributed to the decline in occupancy. The property lost some households who moved in after Hurricane Katrina and then had to move out after being declared ineligible for continued hurricane assistance. In addition, in order to lease units, significant rental concessions were offered such as “the second month rent free”, which were having negative results in the third tenancy month with skips. The regional manager has advised that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The new manager is focusing on strengthening the resident base, retention and improving collections. Management is also working with a local housing authority in an effort to increase referral of prospective residents. Management’s efforts resulted in occupancy increase to 87% in March 2007. Operating expenses were in line with the investment general partner’s prior year state average expense per unit. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve.
(Series 37). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2007 all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,308,983 and $1,308,983, respectively in passive income tax losses that were passed through to investors and also provided $.97 in both years in tax credits per BAC to the investors.

As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 37 was $10,765,794 and $11,987,598, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $1,477,871, $2,203,439, and $1,596,304, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. In 2006, occupancy averaged 92%. Despite occupancy and operating expenses in line with the state average, the property operated below breakeven due to overly burdensome debt service. Interest on floating rate debt increased by $110,509 per the 2006 audit; annual debt service payments represented 53% of the property’s total income. As of March 31, 2007, occupancy averaged 96% and the property continued to operate slightly below breakeven. The investment general partner will work with management to mitigate cash deficits caused by high debt service payments by controlling high turnover and contractual expenses. Furthermore, the investment general partner will analyze the current market to determine if the property can support a rent increase to offset high debt service payments. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner’s operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current for this property.
Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. The Operating Partnership expended significant cash in 2006 as a result of high operating expenses, rental concessions and bad debt. Operating expenses increased by 26% in 2006 and exceed the state average by 32%. This rise in operating expenses was off-set by a 20% rise in rental income, which is the result of a significant increase in average occupancy levels. The 2006 cash expenditure was roughly 20% less than the 2005 cash expenditure. Historically, occupancy has been a concern at this property due to competition from low priced homes nearby and an immature Newnan, GA affordable housing market. Average occupancy improved to 92% in 2006 as new jobs have brought additional qualified residents to the market. Despite increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Management continues to aggressively market the property through local media and to promote community building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. Through the first quarter of 2007, average occupancy has declined slightly to 90% and the Operating Partnership continues to expend significant cash. All real estate taxes, insurance and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.
Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006,

occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in the first quarter of 2007 due to vacancy loss and high utility expenses. Occupancy averaged 78% in the first quarter. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. The local housing agency was back-logged, and did not issue any vouchers at the end of 2006 and into the first quarter of 2007, despite the fact that there were sufficient funds to issue such vouchers. Many of the property’s current residents, who did not live in the property’s project-based rental assistance units, qualified for vouchers but did not receive them. These residents vacated the property because they could no longer afford the current rental rates, as management charges the maximum allowable Low Income Housing Tax Credits rental rates at the property to offset high utility costs. Management addressed its issue with the local housing agency with Maine State Housing Authority, who put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. The local housing agency is now referring potential residents to Stearns Assisted each time a voucher is issued. Additionally, management has added all of the Stearns Assisted residents that do not currently receive rental assistance to the local housing agency’s voucher waiting list to ensure that they receive the next available vouchers. These measures will increase occupancy at the property by bringing in new traffic and retaining current residents who are struggling to pay rent. Local community groups that perform services for seniors are also referring prospective residents and management has begun to target the local hospital to increase traffic.
High utility costs are also causing the property to operate below breakeven. The site was originally a high school and the high ceilings and wide hallways make the site expensive to heat. In an effort to reduce operating expenses, management allowed Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations and maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedures recommendations such as weather-stripping and adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be in place. Per the audit, improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy. Management has hired an energy efficiency engineer to perform a pay-back analysis of the capital improvement recommendations noted in the audit. The report will be finalized in the second quarter of 2007. Based on the analysis, the operating general partner may implement some or all of these recommendations. In the meantime, the investment general partner will work with management to reduce other operating expenses to offset the current cash deficit caused by vacancy loss and high utility costs. In addition, the investment general partner will conduct monthly conference calls with the operating general partner and his affiliated management company to monitor occupancy and management’s progress in implementing energy-efficient improvements and procedures. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

(Series 38). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $793,633 and $1,280,292, respectively, in passive income tax losses that were passed through to investors and also provided $.94 for both years in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 38 was $11,563,324 and $12,865,213, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $1,510,973, $1,705,125, and $1,546,835, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will continue to decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.
(Series 39). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2006 and 2005 the series, in total, generated $992,471 and $1,038,480, respectively, in passive income tax losses that were passed through to investors. The series also provided $.93 for both years in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 39 was $10,148,743 and $11,473,299, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $1,538,626, $1,218,308, and $1,315,746, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, amortization of acquisition costs and interest income. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Timber Trails I Partnership (Timber Trails Apartments) is a 32-unit development located in Ball, Louisiana. Occupancy was strong and consistent with the previous year averaging 99%; however, insufficient rental rates caused the property to operate below breakeven and expend cash. The overall operating expenses appeared to be in line, although there was a substantial increase in the administrative expense, which was directly related to the salaried maintenance and other costs associated with the minor damage sustained during Hurricane Rita for which no insurance proceeds were received. Additionally, there was a significant increase in the accounts payable, the reserves were slightly overfunded and the security deposits were slightly underfunded. During the first quarter of 2007, occupancy has dropped to 88%; however, management is hopeful that these units will be filled immediately. The investment general partner will continue to monitor the property’s occupancy and operations. All tax, mortgage, and insurance payments are current.
Arbors at Ironwood, LP (Arbors at Ironwood), is an 88-unit family property located in Mishawaka, IN. In December 2005 occupancy declined slightly to 91%, and remained at that level through the first quarter of 2006. However, operations consistently improved through 2006 with average occupancy of 92%. The first quarter of 2007 saw continued improvement with average occupancy reaching 97%. The site manager continues to hold resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. The 2006 audited financial statements show a net loss of ($10,555) primarily due to high operating expenses and bad debt. The taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with management staff to review progress.
(Series 40). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005 the series, in total, generated $1,266,852 and $1,208,438, respectively in passive income tax losses that were passed through to investors. The series also provided $.92 for both years in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 40 was $12,803,828 and $14,641,314, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,177,601, $1,709,669, and $1,528,930, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, amortization of acquisition costs and interest income. It is anticipated that future net losses will be more consistent with the amount reported in the prior year as the impairment losses are not expected to have as significant an effect on future years.
Arbors at Ironwood II, LP (Arbors at Ironwood), is an 40-unit family property located in Mishawaka, IN. In 2005, average occupancy declined to 85%, but improved quickly through 2006 to an annual average of 91%. This improvement has continued through the first quarter of 2007 to an average occupancy of 93%. The 2006 audited financial statements show a net loss of ($10,075). The site manager continues to hold resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. The taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with management staff to review progress.

(Series 41) As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2006 and 2005, the series, in total, generated $2,086,960 and $2,274,630, respectively in passive income tax losses that were passed through to investors and also provided $0.90 and $0.97, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 41 was $10,559,816 and $12,365,495, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For year ended March 31, 2007, 2006, and 2005 the net loss of the series was $2,288,843, $2,192,946, and $4,583,407, respectively. The decrease in net loss is mainly attributed to impairment losses recorded in 2005. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, amortization of acquisition costs and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney’s fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. A State appeals court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the judgments through mediation and/or seizure of assets.
An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 95%. The mortgage, taxes, and insurance are current.
The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment general partner were $535,278, all of which were allocated to Series 20. Annual losses generated by the Operating Partnership, which were applied against the investment general partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner’s investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment general partner interest has been recorded.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market’s saturation with moderate income properties and the operating general partner’s inability to identify and maintain consistent management at the site and regional levels.
In May 2006, the lender advertised a foreclosure sale for June 2006. The investment general partner’s analysis indicated that the costs of maintaining the property outweighed the benefits of receiving the remaining tax credits and determined that it was in the best interest of the investment general partner to forfeit the property if the lender refused to restructure the debt. The foreclosure sale took place on August 17, 2006, with the lender bidding in the property for the amount of the debt. There was a 6-month redemption period during which the Operating Partnership could redeem the property from foreclosure.
In the fourth quarter of 2006, an unrelated third party buyer offered to purchase the interests of the operating general partner and investment general partner of Brookstone Place II LDHA, LP and redeem the property from the bank during the redemption period for consideration of providing IRS Section 42 Disposition Bonds that would allow the investment limited partners to avoid recapture. The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property. The sale of the interests and redemption of the property by the Operating Partnership closed on January 26, 2007. The sales price was $2,763,894, which included the outstanding mortgage balance of $2,588,606, closing costs of $5,849, and the cost of the IRS Section 42 Disposition Bonds of approximately $169,439. Annual losses generated by the Operating Partnership, which were applied against the investment general partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner’s investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment general partner interest has been recorded.
Rural Housing Partners of Mendota, LP (Northline Terrace), is a 24-unit family property located in Mendota, IL. In 2006, the property had an average occupancy of 85%. Through the first quarter 2007 occupancy averaged 88% and the property is operating above breakeven. Occupancy issues at the property stem from a lack of qualified applicants in the area. Management has increased advertising in the hope of reaching a new audience that was unaware of the complex. Also, management contacts the local county and community agencies bi-weekly in an effort to obtain new tenants. The investment general partner will continue to work with the operating general partner to ensure occupancy remains stable and operations continue to improve. The mortgage, property taxes, and insurance are current.
Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership operated above breakeven in 2006. However, overall average occupancy in 2006 was 84% and dropped to 65% in December 2006. The manager stated due to the low occupancy and poor tenant rent collection of the prior site manager, there was a necessary change in site staffing early in 2007. Occupancy and collections improved significantly after the staffing change and occupancy is at 90% as of April 2007. The rent collection and eviction policies are also being strictly enforced and no further occupancy and collection issues are anticipated. The taxes, mortgage and insurance are all current.

(Series 42). As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005 the series, in total, generated $1,979,460 and $1,724,614, respectively in passive income tax losses that were passed through to investors and also provided $0.98 and $1.00, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 42 was $14,051,858 and $15,197,400, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,002,788, $1,794,039, and $1,521,554, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, amortization of acquisition costs and interest income.
Natchez Place II Partnership, A L.P (Natchez Place Apartments) is a 32-unit multifamily development located in Natchez, Louisiana. The property operated well below breakeven and expended significant cash due to stagnant rental rates and extremely high maintenance expenses. Most of the increased expenses were due to the costs associated with hurricane repairs that were paid for out of the operations, as no insurance proceeds were received. There was also approximately $18,000 utilized from the reserves to refurbish the property. During the first quarter of 2007, occupancy at the property has decreased slightly, but remains strong at 97%. The investment general partner will continue to monitor the property’s occupancy and operations, as well as assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.
San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney’s fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. A State appeals court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the judgments through mediation and/or seizure of assets.
An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 95%. The mortgage, taxes, and insurance are current.
Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131-unit apartment complex located in Port Huron, MI., with

75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.
The 2006 average occupancy was 96% and occupancy for the first quarter of 2007 averaged 91%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, and management performing significant capital improvements to continue to attract new residents, the property operated at a deficit in 2006. However, the property generated cash for all three months of the fourth quarter of 2006 and for the first two months of the first quarter of 2007. The operating general partner has been working diligently to refinance the debt. The Operaing Partnership has incurred some legal fees and other refinancing costs associated with submitting loan applications and reviewing potential loan documents. A large amount of these costs were expensed in March 2007, which resulted in negative cash flow for that month and for the first quarter as a whole. Aside from these refinancing fees, the Operating Partnership’s operations have improved significantly over the last six months.
The operating general partner and the management team, hired in August 2005, continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the operating general partner has not caused the Operating Partnership to fund the replacement reserve account, which currently has a $0 balance. As stated above, the operating general partner is trying to refinance the debt at a lower interest rate. If successful, the refinance should result in significant improvements in operations and adequate funding of the replacement reserve. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the Operating Partnership to meet operating deficits.
HS Housing, LP (Helios Station Apartments), is a 30-unit family property located in Lafayette, CO. On May 1, 2006 the investment general partner was informed that the housing authority issued an IRS Form 8823 for an unqualified unit due to student status. In July of 2006 the housing authority issued a “corrected” IRS Form 8823 stating that the non-compliance issue had been corrected. The one unit was out of compliance from June of 2005 through May of 2006. Occupancy was turbulent throughout 2006 ranging from a high of 90% to a low of 70%, ending the year at 90% as of December 31, 2006. As a result of the high vacancy rate and increased turnover expenses the property operated below breakeven in 2006. A new site manager with a favorable track record at another nearby property took over management responsibilities at Helios Station in the third quarter of 2006 and has worked diligently to increase occupancy and manage expenses. Income increased 8% from the first half of 2006 to the second half while expenses decreased 30% during the same period. In the first quarter of 2007, occupancy averaged 90% and expenses remained stable, which allowed the property to operate above breakeven. The investment general partner will continue to work with management to improve resident recruitment and retention and to continue to control operating expenses. All real estate taxes, insurance, and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.

TS Housing, LP (Tiffany Square Apartments), is a 52-unit family property located in Lakewood, CO. In December 2006 the Colorado Housing and Finance Authority performed a management review which resulted in the issuance of an 8823 due to the length of time units were unavailable for rental. Eight units were offline due to structural issues resulting in uneven floors, which required extensive repairs. Additionally, due to the decrease in rental income and the increased maintenance expenditures, the property expended cash of ($19,023) in 2006. Occupancy dropped in the first quarter of 2007 to 83% while management prepared the offline units and processed applications. At the end of the first quarter of 2007 all units were rented and applications were being processed for move-in. Management expects 100% occupancy in the second quarter of 2007. All real estate taxes, insurance, and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.
Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. The operating general partner felt the management company was not overseeing the property sufficiently and stepped in as the management agent in June 2005. Since the new management has taken over, operations have improved. Average physical occupancy through the fourth quarter 2006 was 86%. In 2007, occupancy continues to improve. In first quarter the property was operating with average physical occupancy of 92%. Even with the improved occupancy the property did not breakeven in the first quarter. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. In the second quarter 2007, physical occupancy is expected to stabilize at 93% and at the time the property is also expected to breakeven. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract.
Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The investment general partner is working to obtain delinquent occupancy data from the management company. The property is operating below breakeven due to high operating costs, which are attributed to foundation and stress cracks identified in an engineer’s report conducted in 2003. The report revealed foundation movement in five buildings. Since 2001, much work has been done on the foundation, stair towers, and landings as a result of the movement. Soil testing was done at the end of 2006, and as a result, the operating general partner has submitted a major capital project proposal ($260K) for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go offline, and lost revenue is expected. The investment general partner will work closely with the operating general partner and monitor the situation as it unfolds. The mortgage, trade payables, property taxes and insurance are current.
Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO. The Operating Partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment limited partner learned that the City of St Louis had cited the property as a nuisance twice in 2006. The property’s security and habitability had deteriorated sharply during second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 — February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner (Liberty Group) took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, Liberty’s on-site manager was assaulted on the premises and Liberty was unable to re-establish a management presence at the property.
On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. HUD declared a default under the HAP contract and terminated the contract. The trustee for the bonds declared a default under the bond documents. The operating general partner chose not to contest the City’s order or HUD’s contract termination and informed the tenants that they would have to re-locate. Relocation is proceeding at this time. After relocation is complete, the operating general partner intends to secure the building and market the property to a developer interested in converting the property to a non-affordable use. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.
(Series 43) As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties as of March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005 the series, in total, generated $2,628,403 and $2,560,472, respectively in passive income tax losses that were passed through to investors. The series also provided $.92 for both years in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 43 was $18,822,633 and $19,990,185, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2007, 2006, and 2005, the net loss of the series was $1,885,910, $2,598,302, and $2,493,942, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs.
San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney’s fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. A State appeals court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the judgments through mediation and/or seizure of assets.
An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 95%. The mortgage, taxes, and insurance are current.
Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131-unit apartment complex located in Port Huron, MI., with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.
The 2006 average occupancy was 96% and occupancy for the first quarter of 2007 averaged 91%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, and management performing significant capital improvements to continue to attract new residents, the property operated at a deficit in 2006. However, the property generated cash for all three months of the fourth quarter of 2006 and for the first two months of the first quarter of 2007. The operating general partner has been working diligently to refinance the debt. The Operating Partnership has incurred some legal fees and other refinancing costs associated with submitting loan applications and reviewing potential loan documents. A large amount of these costs were expensed in March 2007, which resulted in negative cash flow for that month and for the first quarter as a whole. Aside from these refinancing fees, the Operating Partnership’s operations have improved significantly over the last six months.
The operating general partner and the management team, hired in August 2005, continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the operating general partner has not caused the Operating Partnership to fund the replacement reserve account, which currently has a $0 balance. As stated above, the operating general partner is trying to refinance the debt at a lower interest rate. If successful, the refinance should result in significant improvements in operations and adequate funding of the replacement reserve. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the partnership to meet operating deficits.
Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties, which offer Section 8 subsidies. Historically, management has had difficulty marketing to qualified applicants as there is little in the area to attract renters. Occupancy in the fourth quarter of 2006 increased to 86%, however, it dropped to 74% in the first quarter of 2007 due primarily to evictions for non-payment of rent. Management reports that they currently have several applications being processed which would bring the occupancy up to 83% by mid-May 2007. They have also received approval for concessions at the site, such as $99 security deposits and waiving the first month’s rent. These incentives are being offered until the remaining four units are filled. Although the replacement reserve is under funded, the Operating Partnership is under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner’s operating deficit guaranty is in effect through February 2009, with a funding limit of $200,000.
Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. The Operating Partnership has operated below breakeven since 2004. When a new regional manager was hired in August 2005, she found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues in order to improve operations, they discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial in the near future. To better control operations, the regional manager has instituted significant policy changes in rent collection and supply purchases. Additionally, the operating general partner started performing extensive background checks on prospective employees. Through fourth quarter 2006, physical occupancy increased to 85%. In January 2007, upon a physical inspection, it was discovered that the property is having some mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner is working to resolve these issues by implementing a comprehensive maintenance plan. In the first quarter 2007, physical occupancy continues to increase and as of March the property was operating with 90% physical occupancy. Recent newspaper advertisement has improved traffic and the property is expected to reach 95% physical occupancy by the second quarter 2007. The regional manager believes that with the implemented changes the property will begin to operate at breakeven in the second quarter 2007. The investment general partner will continue to work with the operating general partner in an effort to bring operations above breakeven.
Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005 and 2006 due to low rental income, collection losses, and high expenses. With reduced administrative, maintenance and utility costs in the third and fourth quarters of 2006 and the first quarter of 2007, the property operated above breakeven and payables were reduced. The operating general partner stated that they requested and received a rent increase effective January 1, 2007. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. However, collections remain an ongoing issue and tenant receivables continued to increase in the first quarter of 2007. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. Management continues to consider new methods to improve collections including improving relations with residents, and posting payments received in common areas. Additionally, management is exploring options to reduce utility costs, including tenant education on conservation and grant applications to non-profit agencies to cover increased utility expenses. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority. A site visit by the investment general partner is planned for summer, 2007 to inspect building systems and structure to examine ways to reduce utility costs at the properties. The investment general partner continues to work with the operating general partner to improve operations. The general partner is funding operating deficits and as a result the mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

(Series 44) As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100% and 93.3%, respectively. The series had a total of 10 properties as of March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2006 and 2005 the series, in total, generated $2,023,558 and $1,045,967, respectively in passive income tax losses that were passed through to investors and also provided $0.90 and $0.76, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 44 was $15,062,451 and $16,680,157, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2007, 2006, and 2005, the net loss of the serieswas $1,993,000, $1,355,409, and $1,113,681, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs.
Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit new construction family property located in Atlanta, Georgia. Construction completed one month behind schedule on April 30, 2005 and lease up completed on schedule in December 2005. The property’s occupancy has declined since October 2006, falling to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management has responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Residents must pay to activate the service but management activates the alarm service in all vacant units. A site visit conducted in March 2007 rated the property as ‘excellent’ in management and physical plant and noted that management was addressing the crime issues well. The property has not yet converted its construction loan and has extended the loan until December 31, 2007. The construction loan, taxes, and insurance are current.
(Series 45) As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 30 properties as of March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2006 and 2005 the series, in total, generated $3,675,768 and $2,040,986, respectively in passive income tax losses that were passed through to investors, and also provided $0.96 and $0.72, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 45 was $25,143,982 and $26,768,832, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,082,580, $2,319,809, and $1,314,735, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss, interest income and amortization of acquisition costs.

Brookstone Place II LDHA, LP (Brookstone Place II Apartments), is a 72-unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market’s saturation with moderate income properties and the operating general partner’s inability to identify and maintain consistent management at the site and regional levels.
In May 2006, the lender advertised a foreclosure sale for June 2006. The investment general partner’s analysis indicated that the costs of maintaining the property outweighed the benefits of receiving the remaining tax credits and determined that it was in the best interest of the investment general partner to forfeit the property if the lender refused to restructure the debt.
The foreclosure sale took place on August 17, 2006, with the lender bidding in the property for the amount of the debt. There was a 6-month redemption period during which the Operating Partnership could redeem the property from foreclosure.
In the fourth quarter of 2006, an unrelated third party buyer offered to purchase the interests of the operating general partner and investment general partner of Brookstone Place II LDHA, LP and redeem the property from the bank during the redemption period for consideration of providing IRS Section 42 Disposition Bonds that would allow the investment limited partners to avoid recapture. The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property. The sale of the interests and redemption of the property by the Operating Partnership closed on January 26, 2007. The sales price was $2,763,894, which included the outstanding mortgage balance of $2,588,606, closing costs of $5,849, and the cost of the IRS Section 42 Disposition Bonds of approximately $169,439. Annual losses generated by the Operating Partnership, which were applied against the investment general partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner’s investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment general partner interest has been recorded.
Childress Apartments LTD, (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Occupancy has seen a significant increase from 74% in 2005 to 87% in 2006, and positive cash flow of $22,856. Management has stated the property received a rent increase in 2006 and expects another in 2007. During the first quarter of 2007 occupancy dropped slightly to 83%, but monthly financial reports show operations above breakeven. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.
Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the Operating Partnership’s escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. Through March 2007, funds totaling $92,686 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $50,073. Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions. A default notice was sent to the operating general partner on September 1, 2005. The default notice was followed up by a demand letter sent to the operating general partner in July 2006. The operating general partner has recently disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. They have retained another non-profit organization, Four Oaks of Iowa, to temporarily take over property management while a long term solution is developed. Four Oaks of Iowa has expressed their desire to assume the role of operating general partner. The investment general partner met with representatives of both the original non-profit general partner and Four Oaks to determine a course of action that best serves the best interests of the Operating Partnership. The Operating Partnership generated cash in 2006 with occupancy averaging 93%. During the first quarter of 2007 occupancy decreased and averaged 83%. The decrease was attributed to a two month period where there was no site manager, and as a result, some tenants became delinquent paying rent. When Four Oaks took over, they started to evict the problem tenants. Management states that all units were rented again as of April 30, 2007. As a result of the decrease in occupancy, the Operating Partnership operated below breakeven in the first quarter. The investment general partner will continue to closely monitor the situation.
Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit new construction family property located in Atlanta, Georgia. Construction was completed one month behind schedule on April 30, 2005 and lease up completed on schedule in December 2005. The property’s occupancy has declined since October 2006, falling to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management has responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Residents must pay to activate the service but management activates the alarm service in all vacant units. A site visit conducted in March 2007 rated the property as ‘excellent’ in management and physical plant and noted that management was addressing the crime issues well. The property has not yet converted its construction loan and has extended the loan until December 31, 2007. The construction loan, taxes, and insurance are current.
(Series 46) As of March 31, 2007 and 2006 the average Qualified Occupancy for the series was 99.9% and 94.9%, respectively. The series had a total of 14 properties as of March 31, 2007. Out of the total, 13 were at 100% Qualified Occupancy.
For the tax year ended December 31, 2006 and 2005 the series, in total, generated $1,729,254 and $1,224,273, respectively in passive income tax losses that were passed through to investors, and also provided $0.88 and $0.73, respectively, in tax credits per BAC to the investors.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 46 was $19,762,322 and $20,578,971, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the period ended March 31, 2007, 2006, and 2005, the net loss of the series was $1,071,510, $897,882, and $625,083, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and amortization of acquisition costs. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

Panola Housing, Ltd (Panola Apartments) is a 32-unit multifamily development located in Carthage, Texas. Occupancy remained strong at 99%, but the property does not appear to be receiving an adequate rental rate, which is causing the property to lose cash. It appears that there is currently no possibility of an increase in rents, as HUD provides Panola with rental assistance and controls the rates. Management has succeeded in maintaining operating expenses that are lower than the prior year’s state average; however, the property operated just below breakeven. Additionally, the Operating Partnership underfunded reserves and is hindered by high debt service on a Rural Development loan. During the first quarter of 2007, occupancy and operations at the project have sustained and the property continues to struggle to breakeven. The investment general partner will continue to monitor the property’s occupancy and operations, as well as assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.
Contractual Obligations
As of March 31, 2007, the Fund has the following contractual obligations (payments due by period):

			1-3	3-5
Obligation	Total	<1 year	years	years

Asset Management Fees Payable to Affiliates*	$33,931,459	$33,931,459	$—	$—
Capital Contributions Payable	5,511,885	5,511,885	—	—

Total	$39,443,344	$39,443,344	$—	$—

*	Although accrued asset management fees are currently due, payments are made only to the extent that proceeds become available from the sale or refinance of the Operating Partnerships.
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
The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnerships.
If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership and includes this reduction in equity in loss of investment of limited partnerships.
As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 — Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
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
The Fund’s balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          (a), (b), (c), (d) and (e)
The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Partnership’s affairs.
John P. Manning, age 58, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.
Richard J. DeAgazio, age 62, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer, since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication, Institute (Massachusetts Chapter). Prior to joining Boston Capital Corporation in 1981, Mr. DeAgazio was the Senior Vice President and Director of the BrokerageDivision of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 45, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 60, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 43, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr.

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
The general partner of the Fund, Boston Capital Associates LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to, Marc N. Teal, Boston Capital Corp., One Boston Place, Boston, MA 02108.
Item 11. Executive Compensation
          (a), (b), (c), (d) and (e)
The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2007 fiscal year:
1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2007 was $6,438,508.
2. The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $558,937 for amounts charged to operations during the year ended March 31, 2007. The reimbursement is for items like postage, printing, travel, and overhead allocations.
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

As of March 31, 2007, 83,651,080 BACs had been issued. The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	7.10%
Series 21	6.09%
Series 22	8.57%
Series 23	6.72%
Series 24	6.68%
Series 25	6.88%
Series 26	7.46%
Series 27	8.31%
Series 28	6.98%
Series 29	5.87%
Series 30	6.20%
Series 32	5.54%
(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund. The Fund’s response to Item 12(a) is incorporated herein by reference.

(c)	Changes in control.

There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund. There is a provision in the Fund’s Partnership Agreement which allows, under certain circumstances, the ability to change control.

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13. Certain Relationships and Related Transactions and Director Independence
(a)	Transactions with related persons

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2007.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14. Principal Accounting Fees and Services
          Fees paid to the Fund’s independent auditors for fiscal year 2007 were comprised of the following

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$17,580	$12,100	$18,020	$17,580	$17,580

Audit Related Fees	1,250	1,000	1,250	2,750	3,000

Tax Fees	6,560	4,890	7,670	6,370	6,740

All Other Fees	—	—	—	—	—

Total	$25,390	$17,990	$26,940	$26,700	$27,320

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$17,580	$25,560	$14,300	$18,670	$17,580

Audit Related Fees	4,750	8,500	3,250	5,500	5,000

Tax Fees	6,370	10,620	5,440	7,110	6,560

All Other Fees	—	—	—	—	—

Total	$28,700	$44,680	$22,990	$31,280	$29,140

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$15,460	$18,670	$18,780	$7,830	$14,300

Audit Related Fees	4,250	5,750	3,500	2,000	2,500

Tax Fees	6,000	7,300	6,920	4,520	4,890

All Other Fees	—	—	—	—	—

Total	$25,710	$31,720	$29,200	$14,350	$21,690

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$5,490	$7,730	$8,140	$9,280	$11,570

Audit Related Fees	2,000	1,750	1,250	1,750	1,500

Tax Fees	4,340	4,340	3,600	4,330	4,150

All Other Fees	—	—	—	—	—

Total	$11,830	$13,820	$12,990	$15,360	$17,220

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$14,520	$14,520	$14,520	$16,600	$11,930

Audit Related Fees	3,000	4,250	3,500	4,000	1,750

Tax Fees	6,180	6,740	6,560	7,850	4,150

All Other Fees	—	—	—	—	—

Total	$23,700	$25,510	$24,580	$28,450	$17,830

Fee Type	Ser. 45	Ser. 46
Audit Fees	$18,820	$10,840

Audit Related Fees	6,500	3,500

Tax Fees	8,040	4,890

All Other Fees	—	—

Total	$33,360	$19,230

Fees paid to the Fund’s independent auditors for fiscal year 2006 were comprised of the following

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,740	$11,520	$17,160	$16,740	$16,700

Audit Related Fees	—	—	—	—	—

Tax Fees	6,200	4,450	7,075	5,850	6,200

All Other Fees	—	—	—	—	—

Total	$22,940	$15,970	$24,235	$22,590	$22,940

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$16,740	$24,340	$13,620	$17,780	$16,740

Audit Related Fees	—	—	—	—	—

Tax Fees	5,850	9,875	4,975	6,550	6,200

All Other Fees	—	—	—	—	—

Total	$22,590	$34,215	$18,595	$24,330	$22,940

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,720	$17,780	$17,890	$7,460	$13,620

Audit Related Fees	—	—	—	—	—

Tax Fees	5,500	6,725	6,375	4,100	4,450

All Other Fees	—	—	—	—	—

Total	$20,220	$24,505	$24,265	$11,560	$18,070

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$5,230	$7,360	$7,750	$8,840	$11,020

Audit Related Fees	—	—	—	—	—

Tax Fees	3,925	3,925	3,225	3,925	3,750

All Other Fees	—	—	—	—	—

Total	$9,155	$11,285	$10,975	$12,765	$14,770

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,830	$13,830	$13,830	$15,810	$11,360

Audit Related Fees	—	—	—	—	—

Tax Fees	5,675	6,200	5,850	6,710	3,750

All Other Fees	—	—	—	—	—

Total	$19,505	$20,030	$19,680	$22,520	$15,110

Fee Type	Ser. 45	Ser. 46
Audit Fees	$17,920	$10,320

Audit Related Fees	—	—

Tax Fees	7,425	4,550

All Other Fees	—	—

Total	$25,345	$14,870

Audit Committee
The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13

Boston Capital Tax Credit IV L.P.; filed herein as exhibit 13
Balance Sheets, March 31, 2007 and 2006
Statements of Operations for the years ended March 31, 2007, 2006 and 2005
Statements of Changes in Partners’ Capital for the years ended March 31, 2007, 2006 and 2005
Statements of Cash Flows for the years ended March 31, 2007, 2006, and 2005
Notes to Financial Statements, March 31, 2007, 2006 and 2005
Schedule III — Real Estate and Accumulated Depreciation Notes to Schedule III
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.
(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)
Exhibit No. 3 — Organization Documents.
a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993.
Exhibit No. 4 — Instruments defining the rights of security holders, including indentures.
a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993.
Exhibit No. 10 — Material contracts.
a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993

Exhibit No. 13 — Financial Statements.
a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein.
Exhibit No. 23 — Consents of experts and counsel.
a.	Independent Auditor’s Reports for Operating Partnerships; Filed herein.
Exhibit No. 28 — Additional exhibits.
a.	Agreement of Limited Partnership of Better Homes for Havelock Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

b.	Agreement of Limited Partnership of Cynthiana Properties Limited (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

c.	Agreement of Limited Partnership of North Hampton Place Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 1995).

d.	Agreement of Limited Partnership of Brook Summitt Apartments, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 29, 1996).

e.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

f.	Agreement of Limited Partnership of Smith House II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

g.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997).

h.	Agreement of Limited Partnership of M.R.H.,L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

i.	Agreement of Limited Partnership of 352 Lenox Associates, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

j.	Agreement of Limited Partnership of Decro Nordoff, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

k.	Agreement of Limited Partnership of Hurricane Hills, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

l.	Agreement of Limited Partnership of Main Everett Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

m.	Agreement of Limited Partnership of Mokapoke Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

n.	Agreement of Limited Partnership of Autumn Ridge L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

o.	Agreement of Limited Partnership of Century East Apartments II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

p.	Agreement of Limited Partnership of Coolidge-Pinal II Associates (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

q.	Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant’s current report on Form K as filed with the Securities and Exchange Commission on March 26, 1997).

r.	Agreement of Limited Partnership of East Park Apartments II Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

s.	Agreement of Limited Partnership of Edenfield Place Apartments, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

t.	Agreement of Limited Partnership of Ethel Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

u.	Agreement of Limited Partnership of Los Lunas Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

v.	Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

w.	Agreement of Limited Partnership of Northfield Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

x.	Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

y.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

z.	Agreement of Limited Partnership of Overton Associates Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

aa.	Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ab.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ac.	Agreement of Limited Partnership of Shannon Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ad.	Agreement of Limited Partnership of Sutton Place Apartments (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ae.	Agreement of Limited Partnership of West Point Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

af.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ag.	Agreement of Limited Partnership of Laurelwood Park Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ah.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ai.	Agreement of Limited Partnership of Roxbury Housing Veterans Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

aj.	Agreement of Limited Partnership of Elm Street Associates, L.P. (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 7, 1997.)

ak.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on May 21, 1997.)

al.	Agreement of Limited Partnership of Maple Limited Partnership (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 16, 1997.)

am.	Agreement of Limited Partnership of Byam Limited Partnership (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 22, 1997.)

an.	Agreement of Limited Partnership of Harbor Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 22, 1997.)

ao.	Agreement of Limited Partnership of Bradley Phase II Limited Partnership (incorporated by Reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ap.	Agreement of Limited Partnership of Butler Street/Hanover Towers Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 22, 1997.)

aq.	Agreement of Limited Partnership of Bradley Phase I Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 22, 1997.)

ar.	Agreement of Limited Partnership of 1374 Boston Road Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 5, 1997.)

as.	Agreement of Limited Partnership of Centenary Housing Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 5, 1997.)

at.	Agreement of Limited Partnership of Lake Apartments II Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 5, 1997.)

au.	Agreement of Limited Partnership of AHAB Project One, LP (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 8, 1997.)

av.	Agreement of Limited Partnership of Grandview Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 23, 1998.)

aw.	Agreement of Limited Partnership of Angelou Associates, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 23, 1998.)

ax.	Agreement of Limited Partnership of Country Edge Apartments I Limited Partnership(incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 24, 1998.)

ay.	Agreement of Limited Partnership of Sumner House Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 27, 1998.)

az.	Agreement of Limited Partnership of Magnolia Place Apartments Partnerships (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

ba.	Agreement of Limited Partnership of Edgewood Apartments Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

bb.	Agreement of Limited Partnership of Harrisonville Heights L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

bc.	Agreement of Limited Partnership of Neighborhood Restorations Limited Partnership VII incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

bd.	Agreement of Limited Partnership of Escher SRO Project, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on May 1, 1998.)

be.	Agreement of Limited Partnership of Silver Creek/MHT Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on June 30, 1999.)

bf.	Agreement of Limited Partnership of Meridian Housing Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on June 30, 1999.)

bg.	Agreement of Limited Partnership of Southaven Partners I, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange on July 27, 1999.)

bh.	Agreement of Limited Partnership of Athens Partners, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on July 27, 1999.)

bi.	Agreement of Limited Partnership of Pearl Partners, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on November 30, 1999.)

bj.	Agreement of Limited Partnership of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December 28, 1999.)

bk.	Agreement of Limited Partnership of Level Creek Partners, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December 29, 1999.)

bl.	Agreement of Limited Partnership of Lake City Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on February 3, 2000.)

bm.	Agreement of Limited Partnership of Pine Ridge Apartments Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange on on February 9, 2000.)

bn.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on February 10, 2000.)

bo.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on February 16, 2000.)

bp.	Agreement of Limited Partnership of Lombard Partners, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 26, 2000.)

bq.	Agreement of Limited Partnership of Belmont Affordable Housing II LP (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on September 29, 2000.)

br.	Agreement of Limited Partnership of Jackson Bond LP (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on September 29, 2000.)

bs.	Agreement of Limited Partnership of Fort Bend NHC, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on September 29, 2000.)

bt.	Agreement of Limited Partnership of Breezewood II, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on October 30, 2002.)

bu.	Agreement of Limited Partnership of Wingfield Apartments II L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on November 12, 2002.)

bv.	Agreement of Limited Partnership of Natchez Place Apartments L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on November 13, 2002.)

bw.	Agreement of Limited Partnership of Rural Housing Partners of Mendota LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December 30, 2002.)

bx.	Agreement of Limited Partnership of Springfield Metro (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

by.	Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

bz.	Agreement of Limited Partnership of Meadowside Associates incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ca.	Agreement of Limited Partnership of Los Lunas Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cb.	Agreement of Limited Partnership of Edna Vanderbilt incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cc.	Agreement of Limited Partnership of Hawthorne Assoc. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cd.	Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ce.	Agreement of Limited Partnership of Rural Housing Partners of Fulton LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cf.	Agreement of Limited Partnership of Heritage Two LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

cg.	Agreement of Limited Partnership of Parkhurst Place incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 21, 2003.)

ch.	Agreement of Limited Partnership of Hattiesburg Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ci.	Agreement of Limited Partnership of 1374 Boston Road LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cj.	Agreement of Limited Partnership of 200 East Avenue Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ck.	Agreement of Limited Partnership of Casa Rosa Apartments incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cl.	Agreement of Limited Partnership of Lake Apartments II LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cm.	Agreement of Limited Partnership of Northrock Housing Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cn.	Agreement of Limited Partnership of AHAB Project One LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

co.	Agreement of Limited Partnership of Randolph Village Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cp.	Agreement of Limited Partnership of Sr. Suites Chicago Austin LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cq.	Agreement of Limited Partnership of Clubview Partners LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cr.	Agreement of Limited Partnership of Edgewood Apartments Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cs.	Agreement of Limited Partnership of Harbor Pointe/MHT LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ct.	Agreement of Limited Partnership of Lombard Partners LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cu.	Agreement of Limited Partnership of Millwood Park LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cv.	Agreement of Limited Partnership of Hillside Terrace Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cw.	Agreement of Limited Partnership of San Angelo Bent Tree Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cx.	Agreement of Limited Partnership of Montfort Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cy.	Agreement of Limited Partnership of Summerdale Partners LP II incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

cz.	Agreement of Limited Partnership of Seagraves Apartments LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

da.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

db.	Agreement of Limited Partnership of COGIC Village LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dc.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dd.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

de.	Agreement of Limited Partnership of Pyramid Four Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

df.	Agreement of Limited Partnership of 200 East Avenue Associates LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dg.	Agreement of Limited Partnership of Parkside Plaza LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dh.	Agreement of Limited Partnership of Granada Rose LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

di.	Agreement of Limited Partnership of Northrock Housing Assoc. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dj.	Agreement of Limited Partnership of Southaven Partners I LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dk.	Agreement of Limited Partnership of Howard Park Ltd incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dl.	Agreement of Limited Partnership of Washington Courtyards LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dm.	Agreement of Limited Partnership of Highway Partners 18 LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dn.	Agreement of Limited Partnership of Wedgewood Park LP incorporated by reference from registrants current report on form 8-k as filed filed with the Securities and Exchange Commission on March 31, 2003.)

do.	Agreement of Limited Partnership of Washington Courtyards LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dp.	Agreement of Limited Partnership of Annadale Housing Partners incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dq.	Agreement of Limited Partnership of Ashton Ridge LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dr.	Agreement of Limited Partnership of FAH Silver Pond LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ds.	Agreement of Limited Partnership of Ashton Ridge LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dt.	Agreement of Limited Partnership of Aldine Westfield Apts., LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

du.	Agreement of Limited Partnership of Arbors at Eagle Crest LDHA LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dv.	Agreement of Limited Partnership of KC Shalom Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dw.	Agreement of Limited Partnership of Breeze Cove Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dx.	Agreement of Limited Partnership of DS Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dy.	Agreement of Limited Partnership of CC Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

dz.	Agreement of Limited Partnership of TS Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ea.	Agreement of Limited Partnership of Carpenter School I Elderly Apts. LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

eb.	Agreement of Limited Partnership of Lyceum Housing LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ec.	Agreement of Limited Partnership of New Shinnston I LP incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2003.)

ed.	Agreement of Limited Partnership of Lyceum Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2004.)

ef.	Agreement of Limited Partnership of New Shinniston I Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on March 31, 2004.)

eg.	Agreement of Limited Partnership of Gilbert Apartments Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

eh.	Agreement of Limited Partnership of HS Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.

ei.	Agreement of Limited Partnership of SM Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

ej.	Agreement of Limited Partnership of CT Housing Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

ek.	Agreement of Limited Partnership of North Fort Aspen Plus Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26,2004.)

el.	Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 26, 2004.)

em.	Agreement of Limited Partnership of Byam Village Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 28, 2004.)

en.	Agreement of Limited Partnership of Kiehl Partners Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 28, 2004.)

eo.	Agreement of Limited Partnership of Trinity Life Gardens Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 29,2004.)

ep.	Agreement of Limited Partnership of Athens Partners, LP Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on May 3, 2004.)

eq.	Agreement of Limited Partnership of San Diego/Fox Hollow Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on June 1, 2004.)

er.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

es.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 2, 2004.)

et.	Agreement of Limited Partnership of Tanglewood Village Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on August 4, 2004.)

eu.	Agreement of Limited Partnership of Portland Ocean East I Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 24, 2005.)

ev.	Agreement of Limited Partnership of Clayton Station Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 24, 2005.)

ew.	Agreement of Limited Partnership of Deer Meadows Limited Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on January 24, 2005.)
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

Boston Capital Tax Credit Fund IV L.P.

By:	Boston Capital Associates IV L.P. General Partner

By:	BCA Associates Limited Partnership General Partner

By:	C&M Management, Inc. General Partner

Date: July 16, 2007	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 16, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.

July 16, 2007	/s/ Marc N. Teal Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.