Form 10-Q
period 2007-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2007-08-20
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007
or
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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-58
Statements of Changes in Partners' Capital (Deficit)	59-73
Statements of Cash Flows	74-101
Notes to Financial Statements	102-135

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	136-193

Item 3. Quantitative and Qualitative Disclosures About Market Risk	194

Item 4. Controls and Procedures	194

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	195

Item 1A. Risk Factors	195

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	195

Item 3. Defaults Upon Senior Securities	195

Item 4. Submission of Matters to a Vote of Security Holders	195

Item 5. Other Information	195

Item 6. Exhibits	195

Signatures	196

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$243,370,250	$248,123,270

OTHER ASSETS
Cash and cash equivalents	8,431,088	9,316,159
Notes receivable	2,192,642	2,192,642
Acquisition costs net	32,296,143	32,665,026
Other assets	2,067,109	2,049,750

	$288,357,232	$294,346,847

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$61,022	$59,982
Accounts payable affiliates	36,668,637	35,177,388
Capital contributions payable	5,603,894	5,511,885

	42,333,553	40,749,255

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding	250,729,660	258,227,835
General Partner	(4,705,981)	(4,630,243)

	246,023,679	253,597,592

	$288,357,232	$294,346,847

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$309,103	$466,647

OTHER ASSETS
Cash and cash equivalents	210,663	241,848
Notes receivable	-	-
Acquisition costs net	68,765	69,658
Other assets	22,066	22,066

	$610,597	$800,219

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,679,126	2,644,688
Capital contributions payable	-	-

	2,679,126	2,644,688

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding	(1,739,592)	(1,517,773)
General Partner	(328,937)	(326,696)

	(2,068,529)	(1,844,469)

	$610,597	$800,219

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$308,835	$338,536

OTHER ASSETS
Cash and cash equivalents	10,820	12,391
Notes receivable	236,476	236,476
Acquisition costs net	37,612	38,100
Other assets	280,232	280,232

	$873,975	$905,735

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,584,750	1,528,290
Capital contributions payable	236,479	236,479

	1,821,229	1,764,769

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding	(775,830)	(688,492)
General Partner	(171,424)	(170,542)

	(947,254)	(859,034)

	$873,975	$905,735

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$647,548	$666,278

OTHER ASSETS
Cash and cash equivalents	125,840	129,911
Notes receivable	-	-
Acquisition costs net	118,191	119,726
Other assets	22,796	5,437

	$914,375	$921,352

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,596,936	2,533,288
Capital contributions payable	18,770	18,770

	2,615,706	2,552,058

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding	(1,465,236)	(1,395,317)
General Partner	(236,095)	(235,389)

	(1,701,331)	(1,630,706)

	$914,375	$921,352

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$693,579	$736,069

OTHER ASSETS
Cash and cash equivalents	63,055	64,648
Notes receivable	-	-
Acquisition costs net	175,766	178,049
Other assets	6,135	6,135

	$938,535	$984,901

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,104,888	2,044,822
Capital contributions payable	-	-

	2,104,888	2,044,822

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding	(869,843)	(764,475)
General Partner	(296,510)	(295,446)

	(1,166,353)	(1,059,921)

	$938,535	$984,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$480,572	$503,037

OTHER ASSETS
Cash and cash equivalents	165,805	164,634
Notes receivable	-	-
Acquisition costs net	196,439	198,990
Other assets	201,640	201,640

	$1,044,456	$1,068,301

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$678
Accounts payable affiliates	2,084,354	2,027,420
Capital contributions payable	9,999	9,999

	2,095,031	2,038,097

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding	(854,771)	(774,800)
General Partner	(195,804)	(194,996)

	(1,050,575)	(969,796)

	$1,044,456	$1,068,301

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,758,365	$2,936,860

OTHER ASSETS
Cash and cash equivalents	246,301	249,177
Notes receivable	-	-
Acquisition costs net	197,279	199,841
Other assets	40,320	40,320

	$3,242,265	$3,426,198

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$978
Accounts payable affiliates	1,882,255	1,814,086
Capital contributions payable	61,733	61,733

	1,944,966	1,876,797

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding	1,541,770	1,791,351
General Partner	(244,471)	(241,950)

	1,297,299	1,549,401

	$3,242,265	$3,426,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,515,282	$6,753,914

OTHER ASSETS
Cash and cash equivalents	275,215	218,953
Notes receivable	129,062	129,062
Acquisition costs net	350,755	354,981
Other assets	28,478	28,478

	$7,298,792	$7,485,388

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$90	$90
Accounts payable affiliates	3,203,769	3,095,080
Capital contributions payable	29,490	29,490

	3,233,349	3,124,660

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding	4,365,042	4,657,374
General Partner	(299,599)	(296,646)

	4,065,443	4,360,728

	$7,298,792	$7,485,388

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,201,329	$7,447,478

OTHER ASSETS
Cash and cash equivalents	103,440	100,228
Notes receivable	-	-
Acquisition costs net	287,724	291,461
Other assets	104,014	104,014

	$7,696,507	$7,943,181

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,388,026	2,309,225
Capital contributions payable	39,749	39,749

	2,427,775	2,348,974

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding	5,422,492	5,744,712
General Partner	(153,760)	(150,505)

	5,268,732	5,594,207

	$7,696,507	$7,943,181

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,372,665	$8,669,887

OTHER ASSETS
Cash and cash equivalents	204,472	256,644
Notes receivable	-	-
Acquisition costs net	63,537	64,362
Other assets	2,595	2,595

	$8,643,269	$8,993,488

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	351,761	318,232
Capital contributions payable	40,968	40,968

	392,729	359,200

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding	8,511,782	8,891,693
General Partner	(261,242)	(257,405)

	8,250,540	8,634,288

	$8,643,269	$8,993,488

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,950,564	$6,221,809

OTHER ASSETS
Cash and cash equivalents	206,019	194,755
Notes receivable	-	-
Acquisition costs net	63,692	64,520
Other assets	573	573

	$6,220,848	$6,481,657

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,644,212	1,559,717
Capital contributions payable	45,783	45,783

	1,689,995	1,605,500

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding	4,824,191	5,166,042
General Partner	(293,338)	(289,885)

	4,530,853	4,876,157

	$6,220,848	$6,481,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,676,776	$5,755,599

OTHER ASSETS
Cash and cash equivalents	304,027	291,351
Notes receivable	-	-
Acquisition costs net	408,800	414,109
Other assets	23,174	23,174

	$6,412,777	$6,484,233

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$22,543	$21,503
Accounts payable affiliates	776,334	729,791
Capital contributions payable	127,396	127,396

	926,273	878,690

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding	5,658,695	5,776,544
General Partner	(172,191)	(171,001)

	5,486,504	5,605,543

	$6,412,777	$6,484,233

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,742,141	$9,108,735

OTHER ASSETS
Cash and cash equivalents	152,129	118,708
Notes receivable	570,454	570,454
Acquisition costs net	-	-
Other assets	134,137	134,137

	$9,598,861	$9,932,034

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,169,303	1,069,943
Capital contributions payable	611,150	611,150

	1,780,453	1,681,093

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding	8,119,483	8,547,691
General Partner	(301,075)	(296,750)

	7,818,408	8,250,941

	$9,598,861	$9,932,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,674,798	$12,004,644

OTHER ASSETS
Cash and cash equivalents	303,807	305,931
Notes receivable	46,908	46,908
Acquisition costs net	585,276	592,876
Other assets	133,638	133,638

	$12,744,427	$13,083,997

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,656,624	1,573,738
Capital contributions payable	298,561	298,561

	1,955,185	1,872,299

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding	11,087,711	11,505,942
General Partner	(298,469)	(294,244)

	10,789,242	11,211,698

	$12,744,427	$13,083,997

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,666,361	$7,872,995

OTHER ASSETS
Cash and cash equivalents	194,132	189,375
Notes receivable	-	-
Acquisition costs net	525,134	531,953
Other assets	125,000	125,000

	$8,510,627	$8,719,323

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	982,749	939,258
Capital contributions payable	194,154	194,154

	1,176,903	1,133,412

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding	7,486,167	7,735,832
General Partner	(152,443)	(149,921)

	7,333,724	7,585,911

	$8,510,627	$8,719,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,761,852	$10,044,251

OTHER ASSETS
Cash and cash equivalents	81,156	83,640
Notes receivable	-	-
Acquisition costs net	834,566	845,405
Other assets	-	-

	$10,677,574	$10,973,296

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,851,856	1,778,557
Capital contributions payable	8,244	8,244

	1,860,100	1,786,801

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding	9,029,690	9,395,021
General Partner	(212,216)	(208,526)

	8,817,474	9,186,495

	$10,677,574	$10,973,296

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,100,863	$12,312,793

OTHER ASSETS
Cash and cash equivalents	359,101	351,387
Notes receivable	-	-
Acquisition costs net	2,365,073	2,395,790
Other assets	14,109	14,109

	$14,839,146	$15,074,079

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	807,352	750,262
Capital contributions payable	163,782	163,782

	971,134	914,044

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding	14,011,356	14,300,459
General Partner	(143,344)	(140,424)

	13,868,012	14,160,035

	$14,839,146	$15,074,079

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,479,282	$7,598,987

OTHER ASSETS
Cash and cash equivalents	96,094	91,246
Notes receivable	-	-
Acquisition costs net	1,623,937	1,645,027
Other assets	3,061	3,061

	$9,202,374	$9,338,321

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,210,197	1,170,048
Capital contributions payable	-	-

	1,210,197	1,170,048

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding	8,090,919	8,265,254
General Partner	(98,742)	(96,981)

	7,992,177	8,168,273

	$9,202,374	$9,338,321

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,518,381	$10,765,794

OTHER ASSETS
Cash and cash equivalents	310,716	309,615
Notes receivable	-	-
Acquisition costs net	1,822,410	1,844,907
Other assets	81,235	81,235

	$12,732,742	$13,001,551

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	914,315	863,099
Capital contributions payable	138,438	138,438

	1,052,753	1,001,537

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding	11,778,752	12,095,577
General Partner	(98,763)	(95,563)

	11,679,989	12,000,014

	$12,732,742	$13,001,551

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,466,766	$11,563,324

OTHER ASSETS
Cash and cash equivalents	204,409	205,640
Notes receivable	-	-
Acquisition costs net	2,085,850	2,109,826
Other assets	4,875	4,875

	$13,761,900	$13,883,665

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	951,323	910,223
Capital contributions payable	-	-

	951,323	910,223

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issued and outstanding	12,900,756	13,061,992
General Partner	(90,179)	(88,550)

	12,810,577	12,973,442

	$13,761,900	$13,883,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,997,647	$10,148,743

OTHER ASSETS
Cash and cash equivalents	223,516	274,404
Notes receivable	-	-
Acquisition costs net	1,931,219	1,953,164
Other assets	-	-

	$12,152,382	$12,376,311

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	799,499	815,299
Capital contributions payable	-	-

	799,499	815,299

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding	11,435,795	11,641,843
General Partner	(82,912)	(80,831)

	11,352,883	11,561,012

	$12,152,382	$12,376,311

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,609,997	$12,803,828

OTHER ASSETS
Cash and cash equivalents	184,972	177,375
Notes receivable	-	-
Acquisition costs net	2,359,744	2,385,342
Other assets	9,873	9,873

	$15,164,586	$15,376,418

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$36,733
Accounts payable affiliates	1,416,337	1,366,333
Capital contributions payable	8,694	8,694

	1,461,764	1,411,760

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding	13,790,736	14,049,954
General Partner	(87,914)	(85,296)

	13,702,822	13,964,658

	$15,164,586	$15,376,418

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,159,579	$10,559,816

OTHER ASSETS
Cash and cash equivalents	13,919	18,375
Notes receivable	-	-
Acquisition costs net	2,570,582	2,599,465
Other assets	1,217	1,217

	$12,745,297	$13,178,873

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,710,373	1,648,665
Capital contributions payable	100	100

	1,710,473	1,648,765

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding	11,173,645	11,663,976
General Partner	(138,821)	(133,868)

	11,034,824	11,530,108

	$12,745,297	$13,178,873

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,807,163	$14,051,858

OTHER ASSETS
Cash and cash equivalents	359,688	460,921
Notes receivable	614,966	614,966
Acquisition costs net	2,652,755	2,681,279
Other assets	67,969	67,969

	$17,502,541	$17,876,993

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	885,581	822,501
Capital contributions payable	608,184	713,474

	1,493,765	1,535,975

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding	16,089,626	16,418,546
General Partner	(80,850)	(77,528)

	16,008,776	16,341,018

	$17,502,541	$17,876,993

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$18,533,469	$18,822,633

OTHER ASSETS
Cash and cash equivalents	488,257	596,017
Notes receivable	186,626	186,626
Acquisition costs net	3,449,558	3,486,617
Other assets	95,289	95,289

	$22,753,199	$23,187,182

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	718,945	692,250
Capital contributions payable	433,828	490,522

	1,152,773	1,182,772

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding	21,705,944	22,105,888
General Partner	(105,518)	(101,478)

	21,600,426	22,004,410

	$22,753,199	$23,187,182

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$14,761,112	$15,062,451

OTHER ASSETS
Cash and cash equivalents	837,056	832,233
Notes receivable	108,150	108,150
Acquisition costs net	2,440,326	2,465,748
Other assets	197,058	197,058

	$18,343,702	$18,665,640

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	130,877	59,701
Capital contributions payable	781,022	781,022

	911,899	840,723

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding	17,494,933	17,884,116
General Partner	(63,130)	(59,199)

	17,431,803	17,824,917

	$18,343,702	$18,665,640

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$24,841,348	$25,143,982

OTHER ASSETS
Cash and cash equivalents	1,365,015	1,404,092
Notes receivable	300,000	300,000
Acquisition costs net	2,929,059	2,959,575
Other assets	267,625	267,625

	$29,703,047	$30,075,274

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	109,378	67,737
Capital contributions payable	902,834	902,834

	1,012,212	970,571

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding	28,757,589	29,167,318
General Partner	(66,754)	(62,615)

	28,690,835	29,104,703

	$29,703,047	$30,075,274

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$20,334,873	$19,762,322

OTHER ASSETS
Cash and cash equivalents	1,341,464	1,972,660
Notes receivable	-	-
Acquisition costs net	2,152,094	2,174,255
Other assets	200,000	200,000

	$24,028,431	$24,109,237

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	57,517	45,135
Capital contributions payable	844,536	590,543

	902,053	635,678

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding	23,157,858	23,501,567
General Partner	(31,480)	(28,008)

	23,126,378	23,473,559

	$24,028,431	$24,109,237

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2007	2006

Income
Interest income	$86,266	$90,322
Other income	9,718	6,319

	95,984	96,641

Share of loss from Operating Partnerships(Note D)	(5,480,491)	(5,912,337)

Expenses
Professional fees	80,332	45,668
Fund management fee (Note C)	1,658,794	1,630,589
Amortization	402,563	404,893
General and administrative expenses	47,717	49,125

	2,189,406	2,130,275

NET LOSS	$(7,573,913)	$(7,945,971)

Net loss allocated to limited partners	$(7,498,175)	$(7,866,512)

Net loss allocated to general partner	$(75,738)	$(79,459)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2007	2006

Income
Interest income	$3,172	$1,756
Other income	240	-

	3,412	1,756

Share of loss from Operating Partnerships(Note D)	(142,644)	(181,905)

Expenses
Professional fees	2,741	5,485
Fund management fee (Note C)	78,906	79,406
Amortization	893	893
General and administrative expenses	2,288	3,237

	84,828	89,021

NET LOSS	$(224,060)	$(269,170)

Net loss allocated to limited partners	$(221,819)	$(266,478)

Net loss allocated to general partner	$(2,241)	$(2,692)

Net loss per BAC	$(.06)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2007	2006

Income
Interest income	$51	$58
Other income	-	-

	51	58

Share of loss from Operating Partnerships(Note D)	(29,701)	(76,656)

Expenses
Professional fees	4,213	485
Fund management fee (Note C)	52,922	52,922
Amortization	488	488
General and administrative expenses	947	1,055

	58,570	54,950

NET LOSS	$(88,220)	$(131,548)

Net loss allocated to limited partners	$(87,338)	$(130,233)

Net loss allocated to general partner	$(882)	$(1,315)

Net loss per BAC	$(.05)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2007	2006

Income
Interest income	$1,011	$189
Other income	9,025	5,683

	10,036	5,872

Share of loss from Operating Partnerships(Note D)	(18,730)	(73,850)

Expenses
Professional fees	1,047	1,238
Fund management fee (Note C)	57,948	58,125
Amortization	1,535	1,535
General and administrative expenses	1,401	1,420

	61,931	62,318

NET LOSS	$(70,625)	$(130,296)

Net loss allocated to limited partners	$(69,919)	$(128,993)

Net loss allocated to general partner	$(706)	$(1,303)

Net loss per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2007	2006

Income
Interest income	$261	$78
Other income	-	-

	261	78

Share of loss from Operating Partnerships(Note D)	(42,490)	(285,300)

Expenses
Professional fees	1,891	1,238
Fund management fee (Note C)	58,316	58,816
Amortization	2,283	2,283
General and administrative expenses	1,713	1,788

	64,203	64,125

NET LOSS	$(106,432)	$(349,347)

Net loss allocated to limited partners	$(105,368)	$(345,854)

Net loss allocated to general partner	$(1,064)	$(3,493)

Net loss per BAC	$(.03)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2007	2006

Income
Interest income	$832	$165
Other income	303	-

	1,135	165

Share of loss from Operating Partnerships(Note D)	(22,465)	(74,084)

Expenses
Professional fees	1,040	1,004
Fund management fee (Note C)	54,772	55,083
Amortization	2,551	2,551
General and administrative expenses	1,086	1,160

	59,449	59,798

NET LOSS	$(80,779)	$(133,717)

Net loss allocated to limited partners	$(79,971)	$(132,380)

Net loss allocated to general partner	$(808)	$(1,337)

Net loss per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2007	2006

Income
Interest income	$1,193	$269
Other income	-	-

	1,193	269

Share of loss from Operating Partnerships(Note D)	(177,252)	(100,712)

Expenses
Professional fees	2,707	485
Fund management fee (Note C)	67,687	64,286
Amortization	3,805	3,805
General and administrative expenses	1,844	1,677

	76,043	70,253

NET LOSS	$(252,102)	$(170,696)

Net loss allocated to limited partners	$(249,581)	$(168,989)

Net loss allocated to general partner	$(2,521)	$(1,707)

Net loss per BAC	$(.08)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2007	2006

Income
Interest income	$1,958	$1,401
Other income	-	-

	1,958	1,401

Share of loss from Operating Partnerships(Note D)	(189,787)	(287,979)

Expenses
Professional fees	1,062	478
Fund management fee (Note C)	99,752	106,152
Amortization	4,226	4,226
General and administrative expenses	2,416	2,142

	107,456	112,998

NET LOSS	$(295,285)	$(399,576)

Net loss allocated to limited partners	$(292,332)	$(395,580)

Net loss allocated to general partner	$(2,953)	$(3,996)

Net loss per BAC	$(.07)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2007	2006

Income
Interest income	$495	$109
Other income	-	-

	495	109

Share of loss from Operating Partnerships(Note D)	(245,736)	(227,165)

Expenses
Professional fees	1,041	485
Fund management fee (Note C)	73,817	75,171
Amortization	3,914	3,914
General and administrative expenses	1,462	1,234

	80,234	80,804

NET LOSS	$(325,475)	$(307,860)

Net loss allocated to limited partners	$(322,220)	$(304,781)

Net loss allocated to general partner	$(3,255)	$(3,079)

Net loss per BAC	$(.13)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2007	2006

Income
Interest income	$1,964	$439
Other income	-	-

	1,964	439

Share of loss from Operating Partnerships(Note D)	(297,222)	(270,944)

Expenses
Professional fees	2,734	714
Fund management fee (Note C)	82,929	48,529
Amortization	825	825
General and administrative expenses	2,002	1,924

	88,490	51,992

NET LOSS	$(383,748)	$(322,497)

Net loss allocated to limited partners	$(379,911)	$(319,272)

Net loss allocated to general partner	$(3,837)	$(3,225)

Net loss per BAC	$(.09)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2007	2006

Income
Interest income	$2,265	$2,572
Other income	-	-

	2,265	2,572

Share of loss from Operating Partnerships(Note D)	(271,245)	(296,695)

Expenses
Professional fees	6,036	714
Fund management fee (Note C)	67,062	83,245
Amortization	828	828
General and administrative expenses	2,398	2,376

	76,324	87,163

NET LOSS	$(345,304)	$(381,286)

Net loss allocated to limited partners	$(341,851)	$(377,473)

Net loss allocated to general partner	$(3,453)	$(3,813)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2007	2006

Income
Interest income	$2,315	$1,857
Other income	-	-

	2,315	1,857

Share of loss from Operating Partnerships(Note D)	(56,696)	(145,742)

Expenses
Professional fees	11,137	2,350
Fund management fee (Note C)	46,543	48,580
Amortization	5,309	5,309
General and administrative expenses	1,669	1,315

	64,658	57,554

NET LOSS	$(119,039)	$(201,439)

Net loss allocated to limited partners	$(117,849)	$(199,425)

Net loss allocated to general partner	$(1,190)	$(2,014)

Net loss per BAC	$(.04)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2007	2006

Income
Interest income	$422	$108
Other income	-	-

	422	108

Share of loss from Operating Partnerships(Note D)	(365,599)	(348,305)

Expenses
Professional fees	1,057	485
Fund management fee (Note C)	64,221	99,360
Amortization	-	-
General and administrative expenses	2,078	1,865

	67,356	101,710

NET LOSS	$(432,533)	$(449,907)

Net loss allocated to limited partners	$(428,208)	$(445,408)

Net loss allocated to general partner	$(4,325)	$(4,499)

Net loss per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2007	2006

Income
Interest income	$3,010	$354
Other income	-	-

	3,010	354

Share of loss from Operating Partnerships(Note D)	(328,264)	(394,033)

Expenses
Professional fees	2,741	1,815
Fund management fee (Note C)	82,886	69,885
Amortization	9,182	9,182
General and administrative expenses	2,393	2,172

	97,202	83,054

NET LOSS	$(422,456)	$(476,733)

Net loss allocated to limited partners	$(418,231)	$(471,966)

Net loss allocated to general partner	$(4,225)	$(4,767)

Net loss per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2007	2006

Income
Interest income	$1,323	$932
Other income	-	-

	1,323	932

Share of loss from Operating Partnerships(Note D)	(206,634)	(205,532)

Expenses
Professional fees	1,039	1,273
Fund management fee (Note C)	37,402	26,071
Amortization	6,819	6,819
General and administrative expenses	1,616	1,272

	46,876	35,435

NET LOSS	$(252,187)	$(240,035)

Net loss allocated to limited partners	$(249,665)	$(237,635)

Net loss allocated to general partner	$(2,522)	$(2,400)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2007	2006

Income
Interest income	$583	$119
Other income	-	-

	583	119

Share of loss from Operating Partnerships(Note D)	(282,254)	(252,790)

Expenses
Professional fees	1,049	485
Fund management fee (Note C)	73,299	73,299
Amortization	10,984	10,984
General and administrative expenses	2,018	1,548

	87,350	86,316

NET LOSS	$(369,021)	$(338,987)

Net loss allocated to limited partners	$(365,331)	$(335,597)

Net loss allocated to general partner	$(3,690)	$(3,390)

Net loss per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2007	2006

Income
Interest income	$1,087	$877
Other income	-	-

	1,087	877

Share of loss from Operating Partnerships(Note D)	(208,338)	(220,070)

Expenses
Professional fees	1,048	485
Fund management fee (Note C)	49,587	57,090
Amortization	32,309	32,309
General and administrative expenses	1,828	1,504

	84,772	91,388

NET LOSS	$(292,023)	$(310,581)

Net loss allocated to limited partners	$(289,103)	$(307,475)

Net loss allocated to general partner	$(2,920)	$(3,106)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2007	2006

Income
Interest income	$315	$47
Other income	-	-

	315	47

Share of loss from Operating Partnerships(Note D)	(115,852)	(107,026)

Expenses
Professional fees	1,034	485
Fund management fee (Note C)	36,403	39,861
Amortization	22,116	22,116
General and administrative expenses	1,006	952

	60,559	63,414

NET LOSS	$(176,096)	$(170,393)

Net loss allocated to limited partners	$(174,335)	$(168,689)

Net loss allocated to general partner	$(1,761)	$(1,704)

Net loss per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2007	2006

Income
Interest income	$3,380	$268
Other income	150	-

	3,530	268

Share of loss from Operating Partnerships(Note D)	(246,204)	(189,197)

Expenses
Professional fees	1,036	1,277
Fund management fee (Note C)	51,216	43,216
Amortization	23,706	23,706
General and administrative expenses	1,393	632

	77,351	68,831

NET LOSS	$(320,025)	$(257,760)

Net loss allocated to limited partners	$(316,825)	$(255,182)

Net loss allocated to general partner	$(3,200)	$(2,578)

Net loss per BAC	$(.13)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2007	2006

Income
Interest income	$1,198	$923
Other income	-	-

	1,198	923

Share of loss from Operating Partnerships(Note D)	(95,805)	(75,878)

Expenses
Professional fees	1,038	485
Fund management fee (Note C)	41,100	33,900
Amortization	24,729	24,729
General and administrative expenses	1,391	1,215

	68,258	60,329

NET LOSS	$(162,865)	$(135,284)

Net loss allocated to limited partners	$(161,236)	$(133,931)

Net loss allocated to general partner	$(1,629)	$(1,353)

Net loss per BAC	$(.06)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2007	2006

Income
Interest income	$1,414	$342
Other income	-	-

	1,414	342

Share of loss from Operating Partnerships(Note D)	(150,460)	(185,572)

Expenses
Professional fees	1,033	2,098
Fund management fee (Note C)	34,200	34,200
Amortization	22,581	22,581
General and administrative expenses	1,269	1,023

	59,083	59,902

NET LOSS	$(208,129)	$(245,132)

Net loss allocated to limited partners	$(206,048)	$(242,681)

Net loss allocated to general partner	$(2,081)	$(2,451)

Net loss per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2007	2006

Income
Interest income	$1,502	$1,323
Other income	-	-

	1,502	1,323

Share of loss from Operating Partnerships(Note D)	(190,998)	(189,798)

Expenses
Professional fees	1,040	2,653
Fund management fee (Note C)	41,556	35,753
Amortization	28,431	28,431
General and administrative expenses	1,313	1,235

	72,340	68,072

NET LOSS	$(261,836)	$(256,547)

Net loss allocated to limited partners	$(259,218)	$(253,982)

Net loss allocated to general partner	$(2,618)	$(2,565)

Net loss per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2007	2006

Income
Interest income	$145	$62
Other income	-	636

	145	698

Share of loss from Operating Partnerships(Note D)	(392,707)	(337,013)

Expenses
Professional fees	14,108	2,177
Fund management fee (Note C)	53,377	51,936
Amortization	33,481	33,481
General and administrative expenses	1,756	1,593

	102,722	89,187

NET LOSS	$(495,284)	$(425,502)

Net loss allocated to limited partners	$(490,331)	$(421,247)

Net loss allocated to general partner	$(4,953)	$(4,255)

Net loss per BAC	$(.17)	$(.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2007	2006

Income
Interest income	$4,034	$5,762
Other income	-	-

	4,034	5,762

Share of loss from Operating Partnerships(Note D)	(241,724)	(284,309)

Expenses
Professional fees	4,336	12,652
Fund management fee (Note C)	59,340	61,489
Amortization	29,283	29,055
General and administrative expenses	1,593	2,352

	94,552	105,548

NET LOSS	$(332,242)	$(384,095)

Net loss allocated to limited partners	$(328,920)	$(380,254)

Net loss allocated to general partner	$(3,322)	$(3,841)

Net loss per BAC	$(.12)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2007	2006

Income
Interest income	$4,681	$7,822
Other income	-	-

	4,681	7,822

Share of loss from Operating Partnerships(Note D)	(283,679)	(307,848)

Expenses
Professional fees	6,415	2,470
Fund management fee (Note C)	73,330	74,530
Amortization	41,837	41,717
General and administrative expenses	3,404	1,821

	124,986	120,538

NET LOSS	$(403,984)	$(420,564)

Net loss allocated to limited partners	$(399,944)	$(416,358)

Net loss allocated to general partner	$(4,040)	$(4,206)

Net loss per BAC	$(.11)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2007	2006

Income
Interest income	$8,061	$11,296
Other income	-	-

	8,061	11,296

Share of loss from Operating Partnerships(Note D)	(298,506)	(288,234)

Expenses
Professional fees	1,730	485
Fund management fee (Note C)	71,005	52,976
Amortization	28,255	30,991
General and administrative expenses	1,679	1,934

	102,669	86,386

NET LOSS	$(393,114)	$(363,324)

Net loss allocated to limited partners	$(389,183)	$(359,691)

Net loss allocated to general partner	$(3,931)	$(3,633)

Net loss per BAC	$(.14)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2007	2006

Income
Interest income	$15,780	$20,314
Other income	-	-

	15,780	20,314

Share of loss from Operating Partnerships(Note D)	(296,251)	(358,610)

Expenses
Professional fees	4,862	1,182
Fund management fee (Note C)	90,336	85,673
Amortization	36,220	36,221
General and administrative expenses	1,979	4,637

	133,397	127,713

NET LOSS	$(413,868)	$(466,009)

Net loss allocated to limited partners	$(409,729)	$(461,349)

Net loss allocated to general partner	$(4,139)	$(4,660)

Net loss per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2007	2006

Income
Interest income	$23,814	$30,880
Other income	-	-

	23,814	30,880

Share of loss from Operating Partnerships(Note D)	(283,248)	(147,090)

Expenses
Professional fees	1,117	485
Fund management fee (Note C)	58,882	61,035
Amortization	25,973	25,914
General and administrative expenses	1,775	4,042

	87,747	91,476

NET LOSS	$(347,181)	$(207,686)

Net loss allocated to limited partners	$(343,709)	$(205,609)

Net loss allocated to general partner	$(3,472)	$(2,077)

Net loss per BAC	$(.12)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$258,227,835	$(4,630,243)	$253,597,592

Net loss	(7,498,175)	(75,738)	(7,573,913)

Partners' capital (deficit), June 30, 2007	$250,729,660	$(4,705,981)	$246,023,679

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2007	$(1,517,773)	$(326,696)	$(1,844,469)

Net loss	(221,819)	(2,241)	(224,060)

Partners' capital (deficit), June 30, 2007	$(1,739,592)	$(328,937)	$(2,068,529)

	Limited Partners	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2007	$(688,492)	$(170,542)	$(859,034)

Net loss	(87,338)	(882)	(88,220)

Partners' capital (deficit), June 30, 2007	$(775,830)	$(171,424)	$(947,254)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2007	$(1,395,317)	$(235,389)	$(1,630,706)

Net loss	(69,919)	(706)	(70,625)

Partners' capital (deficit), June 30, 2007	$(1,465,236)	$(236,095)	$(1,701,331)

	Limited Partners	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2007	$(764,475)	$(295,446)	$(1,059,921)

Net loss	(105,368)	(1,064)	(106,432)

Partners' capital (deficit), June 30, 2007	$(869,843)	$(296,510)	$(1,166,353)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2007	$(774,800)	$(194,996)	$(969,796)

Net loss	(79,971)	(808)	(80,779)

Partners' capital (deficit), June 30, 2007	$(854,771)	$(195,804)	$(1,050,575)

	Limited Partners	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2007	$1,791,351	$(241,950)	$1,549,401

Net loss	(249,581)	(2,521)	(252,102)

Partners' capital (deficit), June 30, 2007	$1,541,770	$(244,471)	$1,297,299

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2007	$4,657,374	$(296,646)	$4,360,728

Net loss	(292,332)	(2,953)	(295,285)

Partners' capital (deficit), June 30, 2007	$4,365,042	$(299,599)	$4,065,443

	Limited Partners	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2007	$5,744,712	$(150,505)	$5,594,207

Net loss	(322,220)	(3,255)	(325,475)

Partners' capital (deficit), June 30, 2007	$5,422,492	$(153,760)	$5,268,732

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2007	$8,891,693	$(257,405)	$8,634,288

Net loss	(379,911)	(3,837)	(383,748)

Partners' capital (deficit), June 30, 2007	$8,511,782	$(261,242)	$8,250,540

	Limited Partners	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2007	$5,166,042	$(289,885)	$4,876,157

Net loss	(341,851)	(3,453)	(345,304)

Partners' capital (deficit), June 30, 2007	$4,824,191	$(293,338)	$4,530,853

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2007	$5,776,544	$(171,001)	$5,605,543

Net loss	(117,849)	(1,190)	(119,039)

Partners' capital (deficit), June 30, 2007	$5,658,695	$(172,191)	$5,486,504

	Limited Partners	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2007	$8,547,691	$(296,750)	$8,250,941

Net loss	(428,208)	(4,325)	(432,533)

Partners' capital (deficit), June 30, 2007	$8,119,483	$(301,075)	$7,818,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2007	$11,505,942	$(294,244)	$11,211,698

Net loss	(418,231)	(4,225)	(422,456)

Partners' capital (deficit), June 30, 2007	$11,087,711	$(298,469)	$10,789,242

	Limited Partners	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2007	$7,735,832	$(149,921)	$7,585,911

Net loss	(249,665)	(2,522)	(252,187)

Partners' capital (deficit), June 30, 2007	$7,486,167	$(152,443)	$7,333,724

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2007	$9,395,021	$(208,526)	$9,186,495

Net loss	(365,331)	(3,690)	(369,021)

Partners' capital (deficit), June 30, 2007	$9,029,690	$(212,216)	$8,817,474

	Limited Partners	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2007	$14,300,459	$(140,424)	$14,160,035

Net loss	(289,103)	(2,920)	(292,023)

Partners' capital (deficit), June 30, 2007	$14,011,356	$(143,344)	$13,868,012

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2007	$8,265,254	$(96,981)	$8,168,273

Net loss	(174,335)	(1,761)	(176,096)

Partners' capital (deficit), June 30, 2007	$8,090,919	$(98,742)	$7,992,177

	Limited Partners	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2007	$12,095,577	$(95,563)	$12,000,014

Net loss	(316,825)	(3,200)	(320,025)

Partners' capital (deficit), June 30, 2007	$11,778,752	$(98,763)	$11,679,989

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2007	$13,061,992	$(88,550)	$12,973,442

Net loss	(161,236)	(1,629)	(162,865)

Partners' capital (deficit), June 30, 2007	$12,900,756	$(90,179)	$12,810,577

	Limited Partners	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2007	$11,641,843	$(80,831)	$11,561,012

Net loss	(206,048)	(2,081)	(208,129)

Partners' capital (deficit), June 30, 2007	$11,435,795	$(82,912)	$11,352,883

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2007	$14,049,954	$(85,296)	$13,964,658

Net loss	(259,218)	(2,618)	(261,836)

Partners' capital (deficit), June 30, 2007	$13,790,736	$(87,914)	$13,702,822

	Limited Partners	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2007	$11,663,976	$(133,868)	$11,530,108

Net loss	(490,331)	(4,953)	(495,284)

Partners' capital (deficit), June 30, 2007	$11,173,645	$(138,821)	$11,034,824

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2007	$16,418,546	$(77,528)	$16,341,018

Net loss	(328,920)	(3,322)	(332,242)

Partners' capital (deficit), June 30, 2007	$16,089,626	$(80,850)	$16,008,776

	Limited Partners	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2007	$22,105,888	$(101,478)	$22,004,410

Net loss	(399,944)	(4,040)	(403,984)

Partners' capital (deficit), June 30, 2007	$21,705,944	$(105,518)	$21,600,426

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2007	$17,884,116	$(59,199)	$17,824,917

Net loss	(389,183)	(3,931)	(393,114)

Partners' capital (deficit), June 30, 2007	$17,494,933	$(63,130)	$17,431,803

	Limited Partners	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2007	$29,167,318	$(62,615)	$29,104,703

Net loss	(409,729)	(4,139)	(413,868)

Partners' capital (deficit), June 30, 2007	$28,757,589	$(66,754)	$28,690,835

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2007	$23,501,567	$(28,008)	$23,473,559

Net loss	(343,709)	(3,472)	(347,181)

Partners' capital (deficit), June 30, 2007	$23,157,858	$(31,480)	$23,126,378

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2007	2006

Cash flows from operating activities:

Net loss	$(7,573,913)	$(7,945,971)
Adjustments
Amortization	402,563	404,893
Distributions from Operating Partnerships	99,056	90,050
Share of Loss from Operating Partnerships	5,480,491	5,912,337
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,040	(8,579)
Decrease (Increase) in accounts receivable	(17,359)	2,236
(Decrease) Increase in accounts payable affiliates	1,491,249	1,147,772

Net cash (used in) provided by operating activities	(116,873)	(397,262)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(15,515)
Capital contributions paid to Operating Partnerships	(768,198)	(1,805,386)
Proceeds from sale of operating Limited partnerships:	-	7,016
Advances to Operating Partnerships	-	728,459
Investments	-	1,005,495

Net cash (used in) provided by investing activities	(768,198)	(79,931)

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(885,071)	(477,193)

Cash and cash equivalents, beginning	9,316,159	11,837,413

Cash and cash equivalents, ending	$8,431,088	$11,360,220

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$372,827	$259,174

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2007	2006

Cash flows from operating activities:

Net loss	$(224,060)	$(269,170)
Adjustments
Amortization	893	893
Distributions from Operating Partnerships	14,900	10,522
Share of Loss from Operating Partnerships	142,644	181,905
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	16,522
(Decrease) Increase in accounts payable affiliates	34,438	(456,914)

Net cash (used in) provided by operating activities	(31,185)	(516,242)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	7,016
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	7,016

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,185)	(509,226)

Cash and cash equivalents, beginning	241,848	802,957

Cash and cash equivalents, ending	$210,663	$293,731

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2007	2006

Cash flows from operating activities:

Net loss	$(88,220)	$(131,548)
Adjustments
Amortization	488	488
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	29,701	76,656
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	56,460	56,460

Net cash (used in) provided by operating activities	(1,571)	2,056

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,571)	2,056

Cash and cash equivalents, beginning	12,391	60,403

Cash and cash equivalents, ending	$10,820	$62,459

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2007	2006

Cash flows from operating activities:

Net loss	$(70,625)	$(130,296)
Adjustments
Amortization	1,535	1,535
Distributions from Operating Partnerships	-	1,319
Share of Loss from Operating Partnerships	18,730	73,850
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(17,359)	-
(Decrease) Increase in accounts payable affiliates	63,648	63,648

Net cash (used in) provided by operating activities	(4,071)	10,056

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,071)	10,056

Cash and cash equivalents, beginning	129,911	170,119

Cash and cash equivalents, ending	$125,840	$180,175

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2007	2006

Cash flows from operating activities:

Net loss	$(106,432)	$(349,347)
Adjustments
Amortization	2,283	2,283
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	42,490	285,300
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	60,066	60,066

Net cash (used in) provided by operating activities	(1,593)	(1,698)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,593)	(1,698)

Cash and cash equivalents, beginning	64,648	84,479

Cash and cash equivalents, ending	$63,055	$82,781

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2007	2006

Cash flows from operating activities:

Net loss	$(80,779)	$(133,717)
Adjustments
Amortization	2,551	2,551
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	22,465	74,084
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	56,934	56,934

Net cash (used in) provided by operating activities	1,171	(148)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,171	(148)

Cash and cash equivalents, beginning	164,634	172,640

Cash and cash equivalents, ending	$165,805	$172,492

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2007	2006

Cash flows from operating activities:

Net loss	$(252,102)	$(170,696)
Adjustments
Amortization	3,805	3,805
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	177,252	100,712
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	68,169	68,169

Net cash (used in) provided by operating activities	(2,876)	1,990

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,876)	1,990

Cash and cash equivalents, beginning	249,177	263,159

Cash and cash equivalents, ending	$246,301	$265,149

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2007	2006

Cash flows from operating activities:

Net loss	$(295,285)	$(399,576)
Adjustments
Amortization	4,226	4,226
Distributions from Operating Partnerships	48,845	1,157
Share of Loss from Operating Partnerships	189,787	287,979
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	108,689	108,689

Net cash (used in) provided by operating activities	56,262	2,475

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,262	2,475

Cash and cash equivalents, beginning	218,953	285,372

Cash and cash equivalents, ending	$275,215	$287,847

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2007	2006

Cash flows from operating activities:

Net loss	$(325,475)	$(307,860)
Adjustments
Amortization	3,914	3,914
Distributions from Operating Partnerships	236	118
Share of Loss from Operating Partnerships	245,736	227,165
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	78,801	78,801

Net cash (used in) provided by operating activities	3,212	2,138

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,212	2,138

Cash and cash equivalents, beginning	100,228	116,714

Cash and cash equivalents, ending	$103,440	$118,852

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2007	2006

Cash flows from operating activities:

Net loss	$(383,748)	$(322,497)
Adjustments
Amortization	825	825
Distributions from Operating Partnerships	-	47,002
Share of Loss from Operating Partnerships	297,222	270,944
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	33,529	83,529

Net cash (used in) provided by operating activities	(52,172)	79,803

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,172)	79,803

Cash and cash equivalents, beginning	256,644	433,154

Cash and cash equivalents, ending	$204,472	$512,957

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2007	2006

Cash flows from operating activities:

Net loss	$(345,304)	$(381,286)
Adjustments
Amortization	828	828
Distributions from Operating Partnerships	-	1,200
Share of Loss from Operating Partnerships	271,245	296,695
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	84,495	84,495

Net cash (used in) provided by operating activities	11,264	1,932

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	52,989

Net cash (used in) provided by investing activities	-	52,989

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,264	54,921

Cash and cash equivalents, beginning	194,755	134,976

Cash and cash equivalents, ending	$206,019	$189,897

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2007	2006

Cash flows from operating activities:

Net loss	$(119,039)	$(201,439)
Adjustments
Amortization	5,309	5,309
Distributions from Operating Partnerships	22,127	885
Share of Loss from Operating Partnerships	56,696	145,742
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,040	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	46,543	55,230

Net cash (used in) provided by operating activities	12,676	5,727

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,676	5,727

Cash and cash equivalents, beginning	291,351	412,161

Cash and cash equivalents, ending	$304,027	$417,888

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2007	2006

Cash flows from operating activities:

Net loss	$(432,533)	$(449,907)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	995	-
Share of Loss from Operating Partnerships	365,599	348,305
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	99,360	99,360

Net cash (used in) provided by operating activities	33,421	(2,242)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,421	(2,242)

Cash and cash equivalents, beginning	118,708	128,337

Cash and cash equivalents, ending	$152,129	$126,095

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2007	2006

Cash flows from operating activities:

Net loss	$(422,456)	$(476,733)
Adjustments
Amortization	9,182	9,182
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	328,264	394,033
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	82,886	82,886

Net cash (used in) provided by operating activities	(2,124)	9,368

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,124)	9,368

Cash and cash equivalents, beginning	305,931	386,782

Cash and cash equivalents, ending	$303,807	$396,150

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2007	2006

Cash flows from operating activities:

Net loss	$(252,187)	$(240,035)
Adjustments
Amortization	6,819	6,819
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	206,634	205,532
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	43,491	43,491

Net cash (used in) provided by operating activities	4,757	15,807

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	10,494
Investments	-	-

Net cash (used in) provided by investing activities	-	10,494

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,757	26,301

Cash and cash equivalents, beginning	189,375	197,136

Cash and cash equivalents, ending	$194,132	$223,437

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2007	2006

Cash flows from operating activities:

Net loss	$(369,021)	$(338,987)
Adjustments
Amortization	10,984	10,984
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	282,254	252,790
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	73,299	73,299

Net cash (used in) provided by operating activities	(2,484)	(1,914)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,484)	(1,914)

Cash and cash equivalents, beginning	83,640	124,985

Cash and cash equivalents, ending	$81,156	$123,071

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2007	2006

Cash flows from operating activities:

Net loss	$(292,023)	$(310,581)
Adjustments
Amortization	32,309	32,309
Distributions from Operating Partnerships	2,000	-
Share of Loss from Operating Partnerships	208,338	220,070
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	57,090	57,090

	-
Net cash (used in) provided by operating activities	7,714	(1,112)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,714	(1,112)

Cash and cash equivalents, beginning	351,387	481,041

Cash and cash equivalents, ending	$359,101	$479,929

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2007	2006

Cash flows from operating activities:

Net loss	$(176,096)	$(170,393)
Adjustments
Amortization	22,116	22,116
Distributions from Operating Partnerships	2,827	-
Share of Loss from Operating Partnerships	115,852	107,026
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	40,149	40,149

Net cash (used in) provided by operating activities	4,848	(1,102)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,848	(1,102)

Cash and cash equivalents, beginning	91,246	79,450

Cash and cash equivalents, ending	$96,094	$78,348

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2007	2006

Cash flows from operating activities:

Net loss	$(320,025)	$(257,760)
Adjustments
Amortization	23,706	23,706
Distributions from Operating Partnerships	-	2,820
Share of Loss from Operating Partnerships	246,204	189,197
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	12,600
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	1,101	21,779

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	67,239
Investments	-	-

Net cash (used in) provided by investing activities	-	67,239

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,101	89,018

Cash and cash equivalents, beginning	309,615	268,593

Cash and cash equivalents, ending	$310,716	$357,611

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2007	2006

Cash flows from operating activities:

Net loss	$(162,865)	$(135,284)
Adjustments
Amortization	24,729	24,729
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	95,805	75,878
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	41,100	41,100

	-
Net cash (used in) provided by operating activities	(1,231)	6,423

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,231)	6,423

Cash and cash equivalents, beginning	205,640	193,474

Cash and cash equivalents, ending	$204,409	$199,897

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2007	2006

Cash flows from operating activities:

Net loss	$(208,129)	$(245,132)
Adjustments
Amortization	22,581	22,581
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	150,460	185,572
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(15,800)	34,200

Net cash (used in) provided by operating activities	(50,888)	(2,779)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,888)	(2,779)

Cash and cash equivalents, beginning	274,404	368,313

Cash and cash equivalents, ending	$223,516	$365,534

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2007	2006

Cash flows from operating activities:

Net loss	$(261,836)	$(256,547)
Adjustments
Amortization	28,431	28,431
Distributions from Operating Partnerships	-	24,774
Share of Loss from Operating Partnerships	190,998	189,798
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	24,761
(Decrease) Increase in accounts payable affiliates	50,004	50,001

	-
Net cash (used in) provided by operating activities	7,597	61,218

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,597	61,218

Cash and cash equivalents, beginning	177,375	216,126

Cash and cash equivalents, ending	$184,972	$277,344

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2007	2006

Cash flows from operating activities:

Net loss	$(495,284)	$(425,502)
Adjustments
Amortization	33,481	33,481
Distributions from Operating Partnerships	2,932	-
Share of Loss from Operating Partnerships	392,707	337,013
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(16,522)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	61,708	68,610

Net cash (used in) provided by operating activities	(4,456)	(2,920)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(80,401)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(80,401)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,456)	(83,321)

Cash and cash equivalents, beginning	18,375	83,998

Cash and cash equivalents, ending	$13,919	$677

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2007	2006

Cash flows from operating activities:

Net loss	$(332,242)	$(384,095)
Adjustments
Amortization	29,283	29,055
Distributions from Operating Partnerships	2,212	-
Share of Loss from Operating Partnerships	241,724	284,309
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	63,080	62,991

Net cash (used in) provided by operating activities	4,057	(7,740)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(105,290)	(292,695)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(105,290)	(292,695)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,233)	(300,435)

Cash and cash equivalents, beginning	460,921	971,373

Cash and cash equivalents, ending	$359,688	$670,938

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$168,463

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2007	2006

Cash flows from operating activities:

Net loss	$(403,984)	$(420,564)
Adjustments
Amortization	41,837	41,717
Distributions from Operating Partnerships	707	253
Share of Loss from Operating Partnerships	283,679	307,848
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	157,557
(Decrease) Increase in accounts payable affiliates	26,695	76,530

Net cash (used in) provided by operating activities	(51,066)	163,341

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(56,694)	(136,066)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	650,726
Investments	-	-

Net cash (used in) provided by investing activities	(56,694)	514,660

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,760)	678,001

Cash and cash equivalents, beginning	596,017	189,255

Cash and cash equivalents, ending	$488,257	$867,256

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$90,711

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2007	2006

Cash flows from operating activities:

Net loss	$(393,114)	$(363,324)
Adjustments
Amortization	28,255	30,991
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	298,506	288,234
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(196,604)
(Decrease) Increase in accounts payable affiliates	71,176	71,176

Net cash (used in) provided by operating activities	4,823	(169,527)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(233,600)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	89,991

Net cash (used in) provided by investing activities	-	(143,609)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,823	(313,136)

Cash and cash equivalents, beginning	832,233	1,356,192

Cash and cash equivalents, ending	$837,056	$1,043,056

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2007	2006

Cash flows from operating activities:

Net loss	$(413,868)	$(466,009)
Adjustments
Amortization	36,220	36,221
Distributions from Operating Partnerships	679	-
Share of Loss from Operating Partnerships	296,251	358,610
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(4,657)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	41,641	25,199

Net cash (used in) provided by operating activities	(39,077)	(50,636)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(77,433)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	411,751

Net cash (used in) provided by investing activities	-	334,318

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,077)	283,682

Cash and cash equivalents, beginning	1,404,092	1,167,018

Cash and cash equivalents, ending	$1,365,015	$1,450,700

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2007	2006

Cash flows from operating activities:

Net loss	$(347,181)	$(207,686)
Adjustments
Amortization	25,973	25,914
Distributions from Operating Partnerships	596	-
Share of Loss from Operating Partnerships	283,248	147,090
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	12,382	11,367

Net cash (used in) provided by operating activities	(24,982)	(23,315)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(15,515)
Capital contributions paid to Operating Partnerships	(606,214)	(985,191)
Proceeds from sale of operating Limited partnerships:	-	-
Advances to Operating Partnerships	-	-
Investments	-	450,764

Net cash (used in) provided by investing activities	(606,214)	(549,942)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(631,196)	(573,257)

Cash and cash equivalents, beginning	1,972,660	2,689,206

Cash and cash equivalents, ending	$1,341,464	$2,115,949

Supplemental schedule of non-cash investing and financing activities The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$372,827	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,269,256
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31, 2002	3,637,987	$36,379,870
Series 44	April 30, 2003	2,701,973	$27,019,730
Series 45	September 16, 2003	4,014,367	$40,143,670
Series 46	December 19, 2003	2,980,998	$29,809,980

The Fund concluded its public offering of BACs in the Fund on December 19, 2003.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2007 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of June 30, 2007 and 2006 is as follows:

	2007	2006
Series 20	$ 29,470	$ 25,898
Series 21	16,119	14,166
Series 22	50,654	44,514
Series 23	71,002	61,871
Series 24	84,187	73,983
Series 25	84,548	74,300
Series 26	141,696	124,792
Series 27	123,311	108,364
Series 28	27,226	23,926
Series 29	27,178	23,867
Series 30	175,082	153,844
Series 32	249,493	219,096
Series 33	224,136	196,857
Series 34	355,902	312,546
Series 35	1,009,924	887,059
Series 36	688,989	604,629
Series 37	649,118	559,131
Series 38	551,409	455,509
Series 39	482,782	395,001
Series 40	456,165	353,767
Series 41	605,437	489,903
Series 42	478,602	364,886
Series 43	620,173	472,137
Series 44	354,937	253,256
Series 45	406,082	284,016
Series 46	285,150	196,506
	$8,248,772	$6,773,824

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partner, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2007 and 2006 are as follows:
	2007	2006
Series 20	$ 84,438	$ 84,438
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,934
Series 25	68,169	68,169
Series 26	108,689	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	84,495	84,495
Series 30	46,543	55,230
Series 31	99,360	99,360
Series 32	82,886	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,001	50,001
Series 41	61,708	68,610
Series 42	63,080	62,991
Series 43	76,695	76,530
Series 44	71,175	71,176
Series 45	91,641	25,199
Series 46	62,382	11,367
	$1,791,245	$1,689,124

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended June 30, 2007 and 2006 are as follows:
	2007	2006
Series 20	$ 50,000	$200,023
Series 28	50,000	-
Series 39	50,000	-
Series 43	50,000	-
Series 45	50,000	66,936
Series 46	50,000	49,668
	$300,000	$316,627

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

During the three months ended June 30, 2007 the Fund did not receive any proceeds from dispositions.

During the three months ended June 30, 2006 the Fund received additional proceeds of $7,016 from one operating limited partnership in Series 20 which was disposed of in the prior year and was recorded as a gain as of June 30, 2006.

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

At June 30, 2007 and 2006 the Fund has limited partnership interests in 513 and 517 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2007 and 2006 is as follows:
	2007	2006
Series 20	22	22
Series 21	13	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	18	20

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2007	2006
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	21	22
Series 42	23	23
Series 43	23	23
Series 44	10	10
Series 45	30	31
Series 46	15	14
	513	517

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2007 and 2006 are as follows:
	2007	2006
Series 21	$ 236,479	$ 236,479
Series 22	18,770	20,270
Series 24	9,999	9,999
Series 25	61,733	61,733
Series 26	29,490	29,490
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	45,783	45,783
Series 30	127,396	127,396
Series 31	611,150	611,150
Series 32	298,561	484,756
Series 33	194,154	194,154
Series 34	8,244	8,244
Series 35	163,782	163,782
Series 37	138,438	138,438
Series 40	8,694	8,694
Series 41	100	165
Series 42	608,184	702,672
Series 43	433,828	490,522
Series 44	781,022	781,022
Series 45	902,834	1,360,047
Series 46	844,536	1,116,969
	$5,603,894	$6,672,482

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2007.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 20

	2007	2006

Revenues
Rental	$2,226,586	$2,344,622
Interest and other	213,033	136,180

	2,439,619	2,480,802

Expenses
Interest	629,165	663,508
Depreciation and amortization	856,315	575,846
Operating expenses	1,412,740	1,562,062

	2,898,220	2,801,416

NET LOSS	$(458,601)	$(320,614)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(454,015)	$(317,408)

Net loss allocated to other Partners	$(4,586)	$(3,206)

* Amounts include $311,371 and $128,487 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 21

	2007	2006

Revenues
Rental	$1,348,205	$1,288,852
Interest and other	35,938	43,586

	1,384,143	1,332,438

Expenses
Interest	452,422	493,195
Depreciation and amortization	249,888	220,277
Operating expenses	1,071,934	1,071,505

	1,774,244	1,784,977

NET LOSS	$(390,101)	$(452,539)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(386,200)	$(448,014)

Net loss allocated to other Partners	$(3,901)	$(4,525)

* Amounts include $356,499 and $371,358 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 22

	2007	2006

Revenues
Rental	$1,491,932	$1,417,994
Interest and other	74,735	70,895

	1,566,667	1,488,889

Expenses
Interest	311,726	324,049
Depreciation and amortization	398,431	413,654
Operating expenses	1,084,387	1,014,265

	1,794,544	1,751,968

NET LOSS	$(227,877)	$(263,079)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(225,598)	$(260,448)

Net loss allocated to other Partners	$(2,279)	$(2,631)

* Amounts include $206,868 and $186,598 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 23

	2007	2006

Revenues
Rental	$1,707,771	$1,271,607
Interest and other	72,270	42,240

	1,780,041	1,313,847

Expenses
Interest	411,368	336,344
Depreciation and amortization	420,331	331,139
Operating expenses	1,207,845	934,546

	2,039,544	1,602,029

NET LOSS	$(259,503)	$(288,182)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(256,907)	$(285,300)

Net loss allocated to other Partners	$(2,596)	$(2,882)

* Amounts include $214,417 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 24

	2007	2006

Revenues
Rental	$1,204,922	$1,181,617
Interest and other	34,829	25,312

	1,239,751	1,206,929

Expenses
Interest	284,604	236,868
Depreciation and amortization	332,226	332,744
Operating expenses	818,453	801,303

	1,435,283	1,370,915

NET LOSS	$(195,532)	$(163,986)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(193,577)	$(162,346)

Net loss allocated to other Partners	$(1,955)	$(1,640)

* Amounts include $171,112 and $88,262 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 25

	2007	2006

Revenues
Rental	$2,231,166	$2,179,428
Interest and other	27,980	65,838

	2,259,146	2,245,266

Expenses
Interest	619,804	573,815
Depreciation and amortization	452,541	491,410
Operating expenses	1,506,324	1,494,257

	2,578,669	2,559,482

NET LOSS	$(319,523)	$(314,216)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(316,328)	$(311,074)

Net loss allocated to other Partners	$(3,195)	$(3,142)

* Amounts include $139,076 and $210,362 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 26

	2007	2006

Revenues
Rental	$2,629,813	$2,601,935
Interest and other	106,802	109,849

	2,736,615	2,711,784

Expenses
Interest	585,742	636,806
Depreciation and amortization	722,168	657,820
Operating expenses	1,734,412	1,772,514

	3,042,322	3,067,140

NET LOSS	$(305,707)	$(355,356)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(302,650)	$(351,801)

Net loss allocated to other Partners	$(3,057)	$(3,555)

* Amounts include $112,863 and $63,822 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 27

	2007	2006

Revenues
Rental	$1,847,418	$1,794,048
Interest and other	16,913	24,858

	1,864,331	1,818,906

Expenses
Interest	679,787	691,471
Depreciation and amortization	440,088	435,408
Operating expenses	1,037,010	982,101

	2,156,885	2,108,980

NET LOSS	$(292,554)	$(290,074)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(289,628)	$(287,173)

Net loss allocated to other Partners	$(2,926)	$(2,901)

* Amounts include $43,892 and $60,008 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 28

	2007	2006

Revenues
Rental	$1,660,917	$1,690,728
Interest and other	32,781	46,252

	1,693,698	1,736,980

Expenses
Interest	361,983	433,327
Depreciation and amortization	549,505	552,578
Operating expenses	1,087,176	1,028,576

	1,998,664	2,014,481

NET LOSS	$(304,966)	$(277,501)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(301,916)	$(274,826)

Net loss allocated to other Partners	$(3,050)	$(2,675)

* Amounts include $4,694 and $3,882 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 29

	2007	2006

Revenues
Rental	$1,665,163	$1,622,430
Interest and other	123,046	144,708

	1,788,209	1,767,138

Expenses
Interest	484,651	416,392
Depreciation and amortization	613,921	635,122
Operating expenses	1,028,665	1,029,946

	2,127,237	2,081,460

NET LOSS	$(339,028)	$(314,322)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(335,638)	$(311,179)

Net loss allocated to other Partners	$(3,390)	$(3,143)

* Amounts include $64,393 and $14,484 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 30

	2007	2006

Revenues
Rental	$1,187,449	$1,277,617
Interest and other	71,741	113,370

	1,259,190	1,390,987

Expenses
Interest	229,899	331,651
Depreciation and amortization	298,865	351,370
Operating expenses	787,696	998,908

	1,316,460	1,681,929

NET LOSS	$(57,270)	$(290,942)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(56,696)	$(288,033)

Net loss allocated to other Partners	$(574)	$(2,909)

* Amounts include $0 and $142,291 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 31

	2007	2006

Revenues
Rental	$2,629,389	$2,574,941
Interest and other	118,023	112,284

	2,747,412	2,687,225

Expenses
Interest	617,851	587,592
Depreciation and amortization	809,201	753,203
Operating expenses	1,698,281	1,707,138

	3,125,333	3,047,933

NET LOSS	$(377,921)	$(360,708)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(374,142)	$(357,246)

Net loss allocated to other Partners	$(3,779)	$(3,462)

* Amounts include $8,543 and $8,941 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 32

	2007	2006

Revenues
Rental	$1,326,173	$1,284,768
Interest and other	51,733	69,097

	1,377,906	1,353,865

Expenses
Interest	318,143	315,617
Depreciation and amortization	573,598	591,954
Operating expenses	824,046	853,119

	1,715,787	1,760,690

NET LOSS	$(337,881)	$(406,825)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(334,502)	$(402,757)

Net loss allocated to other Partners	$(3,379)	$(4,068)

* Amounts include $6,238 and $8,724 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 33

	2007	2006

Revenues
Rental	$815,534	$734,079
Interest and other	31,074	25,305

	846,608	759,384

Expenses
Interest	264,923	229,798
Depreciation and amortization	315,710	265,302
Operating expenses	474,696	471,892

	1,055,329	966,992

NET LOSS	$(208,721)	$(207,608)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(206,634)	$(205,532)

Net loss allocated to other Partners	$(2,087)	$(2,076)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 34

	2007	2006

Revenues
Rental	$1,461,126	$1,444,751
Interest and other	63,033	60,147

	1,524,159	1,504,898

Expenses
Interest	412,813	402,603
Depreciation and amortization	521,575	516,017
Operating expenses	874,876	841,621

	1,809,264	1,760,241

NET LOSS	$(285,105)	$(255,343)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(282,254)	$(252,790)

Net loss allocated to other Partners	$(2,851)	$(2,553)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,

Series 35

	2007	2006

Revenues
Rental	$1,078,836	$1,092,898
Interest and other	54,849	39,305

	1,133,685	1,132,203

Expenses
Interest	346,782	302,718
Depreciation and amortization	381,702	364,158
Operating expenses	680,651	687,620

	1,409,135	1,354,496

NET LOSS	$(275,450)	$(222,293)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(272,695)	$(220,070)

Net loss allocated to other Partners	$(2,755)	$(2,223)

* Amounts include $64,357 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 36

	2007	2006

Revenues
Rental	$827,359	$806,412
Interest and other	29,116	24,922

	856,475	831,334

Expenses
Interest	248,023	243,562
Depreciation and amortization	260,660	264,587
Operating expenses	466,136	431,940

	974,819	940,089

NET LOSS	$(118,344)	$(108,755)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(117,161)	$(107,677)

Net loss allocated to other Partners	$(1,183)	$(1,078)

* Amounts include $1,309 and $651 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 37

	2007	2006

Revenues
Rental	$1,073,469	$1,103,489
Interest and other	29,102	15,145

	1,102,571	1,118,634

Expenses
Interest	312,238	274,464
Depreciation and amortization	411,518	423,246
Operating expenses	627,505	612,032

	1,351,261	1,309,742

NET LOSS	$(248,690)	$(191,108)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(246,204)	$(189,197)

Net loss allocated to other Partners	$(2,486)	$(1,911)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 38

	2007	2006

Revenues
Rental	$821,494	$841,383
Interest and other	38,761	41,470

	860,255	882,853

Expenses
Interest	199,286	214,158
Depreciation and amortization	300,998	297,190
Operating expenses	456,744	448,149

	957,028	959,497

NET LOSS	$(96,773)	$(76,644)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(95,805)	$(75,878)

Net loss allocated to other Partners	$(968)	$(766)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 39

	2007	2006

Revenues
Rental	$632,324	$627,640
Interest and other	32,422	39,573

	664,746	667,213

Expenses
Interest	145,872	162,969
Depreciation and amortization	266,237	271,656
Operating expenses	404,617	420,034

	816,726	854,659

NET LOSS	$(151,980)	$(187,446)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(150,460)	$(185,572)

Net loss allocated to other Partners	$(1,520)	$(1,874)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 40

	2007	2006

Revenues
Rental	$947,237	$912,602
Interest and other	35,102	27,218

	982,339	939,820

Expenses
Interest	241,569	237,497
Depreciation and amortization	346,678	346,792
Operating expenses	587,019	547,246

	1,175,266	1,131,535

NET LOSS	$(192,927)	$(191,715)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(190,998)	$(189,798)

Net loss allocated to other Partners	$(1,929)	$(1,917)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 41

	2007	2006

Revenues
Rental	$1,230,208	$1,273,314
Interest and other	46,361	54,418

	1,276,569	1,327,732

Expenses
Interest	502,475	535,424
Depreciation and amortization	439,582	486,867
Operating expenses	731,230	715,516

	1,673,287	1,737,807

NET LOSS	$(396,718)	$(410,075)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(392,751)	$(405,974)

Net loss allocated to other Partners	$(3,967)	$(4,101)

* Amounts include $44 and $68,961 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 42

	2007	2006

Revenues
Rental	$1,401,414	$1,333,357
Interest and other	46,340	43,338

	1,447,754	1,376,695

Expenses
Interest	385,412	375,502
Depreciation and amortization	453,169	449,043
Operating expenses	857,360	841,051

	1,695,941	1,665,596

NET LOSS	$(248,187)	$(288,901)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(245,705)	$(286,012)

Net loss allocated to other Partners	$(2,482)	$(2,889)

* Amounts include $3,981 and $1,703 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 43

	2007	2006

Revenues
Rental	$1,621,904	$1,562,705
Interest and other	50,665	45,191

	1,672,569	1,607,896

Expenses
Interest	392,533	382,774
Depreciation and amortization	619,990	595,882
Operating expenses	991,446	972,883

	2,003,969	1,951,539

NET LOSS	$(331,400)	$(343,643)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(328,086)	$(340,206)

Net loss allocated to other Partners	$(3,314)	$(3,437)

* Amounts include $44,407 and $32,358 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 44

	2007	2006

Revenues
Rental	$1,898,248	$1,298,123
Interest and other	95,447	59,360

	1,993,695	1,357,483

Expenses
Interest	683,088	511,543
Depreciation and amortization	518,901	370,525
Operating expenses	1,093,226	766,560

	2,295,215	1,648,628

NET LOSS	$(301,520)	$(291,145)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(298,506)	$(288,234)

Net loss allocated to other Partners	$(3,014)	$(2,911)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 45

	2007	2006

Revenues
Rental	$2,156,492	$1,848,254
Interest and other	137,681	110,063

	2,294,173	1,958,317

Expenses
Interest	618,207	616,288
Depreciation and amortization	728,786	594,553
Operating expenses	1,291,049	1,109,708

	2,638,042	2,320,549

NET LOSS	$(343,869)	$(362,232)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(340,430)	$(358,610)

Net loss allocated to other Partners	$(3,439)	$(3,622)

* Amounts include $44,179 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 46

	2007	2006

Revenues
Rental	$1,098,616	$993,966
Interest and other	20,056	21,776

	1,118,672	1,015,742

Expenses
Interest	348,863	339,527
Depreciation and amortization	333,892	280,174
Operating expenses	722,027	544,616

	1,404,782	1,164,317

NET LOSS	$(286,110)	$(148,575)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(283,248)	$(147,090)

Net loss allocated to other Partners	$(2,862)	$(1,485)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended June 30, 2007 and 2006, numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors, including an decrease in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2007 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

Liquidity

The Fund's primary source of funds is the proceeds of the Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital, and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2007.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended June 30, 2007, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in one of the Operating Partnership and 13 remain.

During the quarter ended June 30, 2007, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of June 30, 2007, all of which has been loaned to the Operating Partnership. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2007, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $18,770 as of June 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended June 30, 2007, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended June 30,2007, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of June 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539.

During the quarter ended June 30, 2007, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of June 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended June 30, 2007, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of June 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended June 30, 2007, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of June 30, 2007. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended June 30, 2007, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of June 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended June 30, 2007, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of June 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in two of the Operating Partnerships and 18 remain.

During the quarter ended June 30, 2007, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2007. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended June 30, 2007, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 5 Operating Partnerships in the amount of $611,150 as of June 30, 2007. Of the amount outstanding, $544,766 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The advances and loans will be converted to capital and the remaining contributions of $66,384, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2007, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of June 30, 2007. Of the amount outstanding, $225,756 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $72,805, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended June 30, 2007, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of June 30, 2007. Of the amount outstanding, $21,806 has been loaned to one of the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $172,348, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended June 30, 2007, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of June 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended June 30, 2007, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable to 1 Operating Partnership in the amount of $163,782 as of June 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended June 30, 2007, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2007, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. In addition the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2007, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2007. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2007, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of June 30, 2007. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2007, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of June 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. As of June 30, 2007 two of the properties has been disposed of and 21 remain.

During the quarter ended June 30, 2007, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120.

During the quarter ended June 30, 2007, Series 42 recorded capital contribution releases of $105,290. Series 42 has outstanding contributions payable to 6 Operating Partnerships in the amount of $608,184 as of June 30, 2007. Of the amount outstanding, $303,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $304,365 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 43.

During the quarter ended June 30, 2007, Series 43 recorded capital contribution releases of $56,694. Series 43 has outstanding contributions payable to 6 Operating Partnerships in the amount of $433,828 as of June 30, 2007. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $183,526 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2007, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $781,022 as of June 30, 2007. Of the amount outstanding, $304,754 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $476,268 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 45. As of June 30, 2007 one of the properties has been disposed of and 30 remain.

During the quarter ended June 30, 2007, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 3 Operating Partnerships in the amount of $902,834 as of June 30, 2007. Of the amount outstanding, $567,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $335,291 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 46.

During the quarter ended June 30, 2007, Series 46 recorded capital contribution releases of $606,214. Series 46 has outstanding contributions payable to 5 Operating Partnerships in the amount of $844,536 as of June 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2007 and 2006, the Fund held limited partnership interests in 513 and 517 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2007 is as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 20	$ 78,906	$ 5,532
Series 21	52,922	3,538
Series 22	57,948	5,700
Series 23	58,316	1,750
Series 24	54,772	2,162
Series 25	67,687	482
Series 26	99,752	8,937
Series 27	73,817	4,984
Series 28	82,929	600
Series 29	67,062	17,433
Series 30	46,543	-
Series 31	64,221	35,139
Series 32	82,886	-
Series 33	37,402	6,089
Series 34	73,299	-
Series 35	49,587	7,503
Series 36	36,403	3,746
Series 37	51,216	-
Series 38	41,100	-
Series 39	34,200	-
Series 40	41,556	8,445
Series 41	53,377	8,331
Series 42	59,340	3,740
Series 43	73,330	3,365
Series 44	71,005	170
Series 45	90,336	1,305
Series 46	58,882	3,500
	$1,658,794	$132,451

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 20 reflects net loss from Operating Partnerships of $(458,601) and $(320,614), respectively, which includes depreciation and amortization of $856,315 and $575,846, respectively. This is an interim period estimate; it is not indicative of the final year end results.

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment limited partnership were $508,616, all of which were allocated to Series 20. Of the total proceeds received, $10,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership; approximately $14,501 represents reimbursement of expenses incurred related to the sale, which includes due diligence and legal costs; and $484,115 represents partial reimbursement for outstanding operating advances made by the investment partnership to the property. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Advances made by the investment general partner that were not repaid from the sale proceeds totaled $954,317 and have been recorded as a loss on the sale of the Operating Partnership as of March 31, 2006. Additional gains on the sale of $7,016 and $19,427 were realized in the quarters ended June 30, 2006 and December 31, 2006.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority (IHDA), and high debt. The most recent rental rates and utility allowances released by IDHA resulted in an approximate 1% decrease in rents and 3-5% increase in the utility allowance. The average occupancy for 2006 was 93% and the 2007 average occupancy at the end of the second quarter was 78%. Occupancy decreased significantly in February and March 2007 and has remained low throughout the second quarter because at least 10 units went off-line as the result of two separate sprinkler damage events. A dryer fire caused the first event in one of the units and the second event was the result of freezing pipes. Management is working to get the units back on-line and has initiated the insurance claim process.

A physical needs assessment was completed in 2004 which enumerated many needed repairs, including tuck pointing, replacement or repair of the windows and deteriorating wooden trim. During the fourth quarter of 2005, the lender released funds from the replacement reserve in the amount of $61,426, which covered the majority of the 2005 repair costs. Repairs and maintenance on the areas noted in the physical assessment continued in the first half of 2006, but because the replacement reserve had been depleted significantly in 2005 the majority of these costs had to be paid from operations. As a result, the property expended cash in 2006. The cash flow did improve in the third and fourth quarters of 2006 after the repairs were complete. However, due to the reduced occupancy noted above, the property operated below breakeven through the second quarter of 2007. In 2005, the operating general partner attempted to refinance the first mortgage with IDHA to replace the high interest first mortgage loan held by Arbor Commercial Mortgage, but was not successful. With the recently decreased rental rates and increased utility allowances, operations did not meet the potential lenders' underwriting criteria. If operations show improvement after all units are back on line, the operating general partner may revisit the refinance with IDHA. The Tax Increment Financing, a program that provides financing to blighted areas through bond issuance, was set to expire in May of 2006, but was extended by the City Council through the end of the City's Enterprise Zone Redevelopment Plan in 2009. The mortgage, property taxes and insurance are all current.

Parkside Housing, LP (Parkside Apartments) is a 54-unit family apartment complex in Avondale, Arizona. In March 2005, the operating general partner entered into an agreement to sell the property and the transaction closed in the second quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $960,068, the proceeds to the investment limited partnership were $441,525. Of the total proceeds received, $12,000 represented payment of outstanding reporting fees due to an affiliate of the investment limited partner. Of the remaining proceeds, the net distribution to investors was approximately $371,348. This represented a per BAC distribution of $.10. The total return to the investors was distributed based on the number of BACs held by each investor. The remaining proceeds of $58,177 was paid to Boston Capital Asset Management L.P. (BCAMLP) or other related entities for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $49,177 represented partial reimbursement for outstanding advances and fund management fees; and $9,000 represented reimbursement for expenses incurred related to the sale, which included legal and mailing costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property, has been recorded in the amount of $401,525 as of June 30, 2005 and an additional $19,000 was received in March 31, 2006.

Northfield Apartments L.P. (Willow Point Apartments I) is a 120-unit property located in Jackson, MS. In 2006, occupancy averaged 90% and the property was unable to breakeven due an increase in utility expenses from the prior year, and vacancy loss sustained in the third and fourth quarters of 2006. Utility costs increased due to a substantial increase in the City of Jackson water rate. Occupancy declined in the second half of 2006 after a murder occurred at the property in July 2006. A teenager was followed back to the property and murdered on the front doorstep of his apartment unit. The police determined that the murder was premeditated. The apartment community itself is not considered a dangerous environment. Although the community has not experienced any crime or violence aside from that incident, many residents moved out. Occupancy rebounded in the first quarter of 2007 and remained strong in the second quarter. As of June 2007, occupancy averaged 93% and the property operated above breakeven. The Operating Partnership's operating deficit guarantee is unlimited in time and amount and the operating general partner has a longstanding history of funding operating deficits as necessary. All mortgage, taxes, and insurance payments are current.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property approximately 20 miles from Houston, Texas. The property suffered a fire in the second quarter of 2006, causing 20 units to come off-line. In addition, leases of 50 units, occupied by hurricane evacuees, expired in the last half of 2006. As a result, occupancy fell to an average of 75% in the fourth quarter. Work on the fire-damaged units was completed early in the second quarter of 2007 and the building is expected to be fully occupied in the third quarter of 2007. The operating general partner will apply for recovery of lost rent through insurance proceeds. Management is offering concessions, including one month free rent and an increased bonus to locators. The property also offers a $300 resident referral. A nearby grocery store, shopping mall and elementary school are all being targeted by management. Occupancy averaged 79% in the first two quarters of 2007 and was at 80% in June 2007. Despite the low occupancy, the property was still able to breakeven in 2007. The property was issued 8823s for the units taken off-line as well as other correctable issues cited during a state inspection prior to the fire. Management is working with the state agency to correct all 8823s and recapture is not expected. The credit period ended in 2005 and the compliance period ends in 2009. The mortgage, taxes, and insurance payments are current.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Boston Capital Tax Credit Fund III - Series 17 and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Floral Acres Apartments II, (Floral Acres II) is a 32-unit development located in Waggaman, Louisiana. The 2006 audited financial statements indicated the property operated poorly and expended cash. Additionally, overall operating expenses were significantly higher than the prior year's state average and both the reserve account and the security deposit accounts were under-funded. During the first half of 2007, occupancy was strong and averaged 96%; however, a rental rate increase would be beneficial to the project. Management is trying to obtain approval for an increase; however, the process is slow. Second quarter unaudited financials indicate the property is improving; however, the investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.

Harrisonburg Seniors Apartments Partnership, (Harrisonburg Seniors Apartments) is a 24-unit development located in Harrisonburg, Louisiana. Despite occupancy averaging 100% during 2006, the property operated at a cash deficit due to stagnant rental rates and high operating expenses. The deficit was mostly due to costs associated with minor repairs from hurricane damages, as there were no insurance proceeds received. Additional maintenance expenses were also incurred and are ongoing as the maintenance staff is attempting to replace the floors in two units each quarter throughout 2007. During the first half of 2007, occupancy remained at 100%; however, insufficient rental rates hinder the revenue. The operating general partner is working to obtain approval for a much needed rent increase; however, the process is slow. The property is generating at breakeven, though there is increased administrative and maintenance expenses from the ongoing improvements. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses, as well as monitor the progress of all repairs. All tax, mortgage, and insurance payments are current.

Series 21

As of June 30, 2006 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 21 reflects net loss from Operating Partnerships of $(390,101) and $(452,539), respectively, which includes depreciation and amortization of $249,888 and $220,277, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2006, all parties acknowledged that the proponent's Plan was unlikely to become effective and the parties began discussing alternatives. On September 6, 2006, the Court converted the case from Chapter 11 to Chapter 7 and a Trustee was appointed to oversee the sale of the property. On February 23, 2007, the Trustee conducted an auction at which the property was sold for $3,650,000; the sale closed on April 25, 2007. The investment limited partners will lose the remaining future tax credits, estimated at $50,000. At this time, the investment general partner has some uncertainty as to whether the new owner will continue to operate the property in compliance with the requirements of Section 42, and has therefore decided not to post a Section 42 Disposition Bond. As a result, the investors will experience recapture in 2007. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. Recapture and interest resulting from this event are estimated to be $904,651 and $547,055 respectively.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. The property continues to incur operating deficits due to low occupancy. The average physical occupancy through the fourth quarter 2006 was 61%. In 2006, the operating general partner was in the process of reconfiguring the property to have only 83 units, which reduced the number of 1 bedroom units from 100 to 29 and increased the number of two bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction was completed in March 2007 and all units have received Certificates of Occupancy. In the first quarter 2007, the property was 61% physically occupied and 68% leased. Lease-up of the property continues to be slow in the second quarter. Physical occupancy increased only slightly to 73% in the second quarter of 2007 due to a lack of qualified residents in the area. However, with newly offered concessions, the management team expects to have all converted units 100% occupied by the end of the summer 2007. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund operating deficits.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 94% in 2006. Occupancy has been consistent with the prior year through the second quarter 2007, averaging 94%. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2007. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2006. Occupancy has been consistent with the prior year through the second quarter 2007, averaging 90%. Even though operating expenses are below the investment general partner's state average, the high vacancy rate and low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. The property is operating below breakeven due to high operating expenses and low occupancy, the result of a lack of subsidy and unit turnover costs. In 2006 occupancy at the property averaged 88% and the Operating Partnership expended a significant amount of cash. Through the second quarter of 2007, the Operating Partnership continues to expend cash. The investment general partner will continue to work with the operating general partner to identify ways in which to improve the overall operations of the property. The operating general partner is now investigating rehabilitation financing options in hopes that the property can be updated and repositioned in the market. The investment general partner will continue to monitor this effort and to assist wherever possible. The mortgage and tax payments are current. Through year-end 2006, the operating general partner has funded $324,422 in deficits. The property's compliance period ends in 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 93% in 2006. Occupancy has been consistent with the prior year through the second quarter of 2007, averaging 92%. The property's operating expenses are below the investment general partner's state average. Despite occupancy in the 90%s, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 22 reflects net loss from Operating Partnerships of $(227,877) and $(263,079), respectively, which includes depreciation and amortization of $398,431 and $413,654, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy dropped from 89% in 2005 to 85% in 2006, mostly due to job relocations, new rental housing alternatives to the area, and older residents leaving for health reasons. Through second quarter of 2007, occupancy increased to an average of 93% and finished at 96% in June 2007. The operating general partner has enhanced marketing efforts with new signage and increased newspaper advertisements that cover three counties. The operating general partner is also using tenant referral incentives to help increase occupancy, as there is considerable tax credit apartment competition in the area. The operating expenses for 2006 were $3,011/unit, which was $338 lower then the 2005 level and was considerably lower then the 2005 state average of $4,967/unit. Through second quarter of 2007, annualized operating expenses are projected to be $3,026 per unit, consistent with the previous year. The mortgage, taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2006. Occupancy has been consistent with the prior year through the second quarter 2007, averaging 90%. Even though operating expenses are below the investment general partner's state average, the high vacancy rate and low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290-unit property located in Hillsborough County, Florida. Occupancy declined and administrative and maintenance expenses increased in 2005 as management performed a large number of evictions in order to rid the property of undesirable residents. These efforts resulted in substantial cash expenditure in 2005. However, the resident turnover caused by these evictions greatly improved the resident base, which has had a very positive impact on Operating Partnership operations. Average occupancy improved to 93% in 2006 and significant cash was generated. This improvement in cash flow is the result of increased rental income and significant decreases in administrative and maintenance expenses. Management continues to effectively enforce stringent resident screening policies in order to sustain improvements in the quality of the resident population. Marketing efforts continue to generate traffic, allowing management to taper rental concessions. Through the second quarter of 2007, occupancy remains above 90% and the Operating Partnership has generated cash. The Operating Partnership's real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The Department of Housing and Community Development (DHCD) informed the investment general partner that the Department of Mental Health would be terminating their contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification from the DHCD, the investment general partner inspected the property and found areas of concern about the overall condition of the property. These conditions and concerns had not been cited in a previous site visit inspection performed during the third quarter of 2006. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing for an indeterminate period of time. Operating reports have been unavailable for the first quarter of 2007, as the operating general partner has been unresponsive to both the investment general partner's and DHCD's repeated attempts to contact him. In May the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner contacted the bank to request a copy of the notice and learned that there was a mortgagee sale of the property scheduled for June 14, 2007 and that this sale date had been extended from the original May sale. Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston (Dept. of Neighborhood Development), DHCD, the operating general partner and respective attorneys to come to a workout plan with the lender. After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allows a 60-day window during which the operating general partner interest will be sold and the PAR value of the note ($355,000) held by One United will be paid in full. If an operating general partner sale of interest does not occur, the lender will proceed with the mortgagee sale on August 15, 2007. Currently, meetings are continuing to be held with several prospective replacement operating general partners. The credit period ends in 2007 and the end of the compliance period is 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. Additionally, the poor quality of the school system makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet and in adjacent towns has increased. Occupancy in the third and fourth quarters of 2006 was 85% and 89%, respectively. Occupancy improved to 93% in the first two quarters of 2007. In July management reported occupancy was 92%.

In April 2006, the Longmont Housing Authority began discussions to acquire the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The parties have been negotiating and reviewing multiple proposals since that time and an outcome is expected by mid-2007. The most recent proposal, from the current operating general partner, has a nominal payment up-front with retained rights for repayment of advances at disposition. The investment general partner is working closely with the operating general partner in evaluating the conditions of the proposed transactions. The operating general partner continues to fund all operating deficits and accounts payable are current. The mortgage, taxes, and insurance payments are current. The last year for credit delivery was 2005 and the compliance period ends in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 84% in 2006, the property generated approximately $14,000 for the year. The average occupancy through the second quarter of 2007 was 84%, and the property continued to operate above breakeven. All taxes, insurance and mortgage payments are current.

Series 23

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 23 reflects net loss from Operating Partnerships of $(259,503) and $(288,182), respectively, which includes depreciation and amortization of $420,331 and $331,139, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 290-unit property located in Hillsborough County, Florida. Occupancy declined and administrative and maintenance expenses increased in 2005 as management performed a large number of evictions in order to rid the property of undesirable residents. These efforts resulted in substantial cash expenditure in 2005. However, the resident turnover caused by these evictions greatly improved the resident base, which has had a very positive impact on Operating Partnership operations. Average occupancy improved to 93% in 2006 and significant cash was generated. This improvement in cash flow is the result of increased rental income and significant decreases in administrative and maintenance expenses. Management continues to effectively enforce stringent resident screening policies in order to sustain improvements in the quality of the resident population. Marketing efforts continue to generate traffic, allowing management to taper rental concessions. Through the second quarter of 2007, occupancy remains above 90% and the Operating Partnership has generated cash. The Operating Partnership's real estate taxes, insurance and mortgage payments are current. The operating deficit guarantee is unlimited until December 2011.

Mathis Apartments, LTD. (Mathis Apartments) is a 32-unit multifamily development located in Mathis, Texas. Despite being 98% occupied during 2006, the property operated at a loss that was directly attributable to inadequate rents and an increase in insurance and utility costs. The insurance expense increased approximately $369 per unit from 2005 and the utilities expenses increased approximately $116 per unit. Although this complex did not sustain damages, both insurance and utilities increased drastically as a result of the hurricanes in 2005. Insurance costs were raised substantially and the water, sewer and electric charges were increased throughout the area. Overall, the operating expenses were under the prior year's state averages, which have allowed the partnership to operate above breakeven in the past. However, with these increases in the expenses and the already stagnant rents, the property performed poorly in 2006 and expended a significant sum of cash. The operating general partner is working with Rural Development to obtain approval for a much needed rent increase; however, the process is slow. During the first quarter of 2007, occupancy declined slightly; however, occupancy was 100% as of the end of June 2007. During the first and second quarters of 2007, as the occupancy decreased and the increased expenses continued, the property continued to operate at a deficit. The investment general partner will continue to monitor the property's occupancy and operations. All tax, mortgage, and insurance payments are current.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 86% in 2006. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There are also newer competing properties offering more attractive amenities. Over the past three years, there have been numerous managers at the property. This has contributed to the cash flow problem. The operating general partner completed another site management change in July 2006. Management has increased concessions and resident referral rewards. Management is in constant communication with the nearby Air Force Base and local employers, runs ads in the weekly newspaper and has a website for the property. Management's efforts have resulted in an increase in occupancy to 97% through the second quarter of 2007. As the result of increased rental income, cash flow improved significantly, but the property was not able to breakeven due to overly burdensome debt service. Per an agreement with the operating general partner, the management company (an affiliate of the general partner) is deferring all fees until operations improve and the property can support itself. The operating general partner continues to fund the operating deficits. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA. In 2004, a tax lien was discovered upon follow-up with the operating general partner regarding the extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The operating general partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The operating general partner is working with the city to get this tax lien overturned. The operating general partner has negotiated a five-year payment plan to pay down the tax lien. Therefore, on top of the annual real estate taxes, the Operating Partnership makes a $25,000 annual payment as required by the city to avoid being declared in default. In 2006, this property operated at a surplus with average physical occupancy of 98%. Through the second quarter 2007, the property continues to operate at a surplus with the average physical occupancy of 98%. The property's mortgage, taxes and insurance are all current.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units(42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. Additionally, the poor quality of the school system makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet and in adjacent towns has increased. Occupancy in the third and fourth quarters of 2006 was 85% and 89, respectively. The occupancy improved to 93% in the first half of 2007, and in July occupancy was 92%.

In April 2006, the Longmont Housing Authority began discussions to acquire the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The parties have been negotiating and reviewing multiple proposals since that time and an outcome is expected by mid-2007. The most recent proposal, from the current operating general partner, has a nominal payment up-front with retained rights for repayment of advances at disposition. The investment general partner is working closely with the operating general partner in evaluating the conditions of the proposed transactions. The operating general partner continues to fund all operating deficits and accounts payable are current. The mortgage, taxes, and insurance payments are current. The last year for credit delivery was 2005 and the compliance period ends in 2010.

Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. Occupancy fluctuated throughout 2006, ranging from a low of 87% to a high of 98% as of December 31, 2006, with a yearly average of 92%. The property continued to operate at a deficit in 2006 due to increased expenses, specifically, taxes, utilities and repair materials not reimbursed through the replacement reserve account. In the third quarter of 2006, management replaced the regional manager and occupancy dramatically increased by year end. Occupancy averaged 97% through the second quarter of 2007. The property had a rent increase implemented in 2007 and is doing better financially. The property is at breakeven for the first two quarters of 2007. Management intends to continue to watch expenditures closely and work to reduce turnover by implementing various resident retention programs. Despite an expired guarantee, the operating general partner has funded all operating deficits. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 84% in 2006, the property generated approximately $14,000 for the year. The average occupancy through the second quarter of 2007 was 84%, and the property continued to operate above breakeven. All taxes, insurance and mortgage payments are current.

Series 24

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at June 30, 2007. Out of the total 23 were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 24 reflects net loss from Operating Partnerships of $(195,532) and $(163,986), respectively, which includes depreciation and amortization of $332,226 and $332,744, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. The property is operating below breakeven due to the vacancies and bad debt. Occupancy started showing improvement in the fourth quarter of 2006 reaching 91% in December, and increasing to 95% in the second quarter of 2007.

The improvement can be attributed to management's decision to decrease rents by $50 per unit, as well as working with a variety of local agencies and brokers to attract potential residents. Collections through June 2007 have also demonstrated improvement as management maintains that the tenant base is gradually changing for the better. Management did a good job in controlling operating expenses in 2006, including successful negotiations with the property tax assessor to get relief in property taxes. As of June 2006 the taxes were reduced to and fixed at $600 per unit, resulting in an annual saving of $27,567. Operating expenses remained stabilized through the second quarter with the exception of utilities, which spiked during the winter months of the first quarter. Although expenses have decreased, the property continues to operate below breakeven due to the occupancy and rental collection issues. The mortgage, taxes, insurance and required reserves are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees. The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a long-standing and ongoing commitment to the residents of Southwest Yonkers where their housing programs and service offices are located. Their most intensive community development work is focused in Noding Hill where the property is located. The community organizer serves as the coordinator of the US Department of Justice's "Weed to Seed" initiative which combines law enforcement and social services in a coordinated effort to remediate problems in the neighborhood. The operating general partner has been instrumental in operating the Elm Street Neighborhood Center. The center offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Funds have been earmarked for the purchase of some surrounding vacant lots for the construction of a play area. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. They have a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has just come on line that connects to the financial district in Manhattan. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is working to maintain strong occupancy levels by advertising on Craig's List, holding open houses for homeless families, and exploring various programs to lease units. It is also offering incentives, such as one-month free rent when signing a one-year lease. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first three quarters of 2006 was 96%. The property is operating below breakeven due to high operating costs, which are attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Since 2001, much work has been done on the foundation, stair towers, and landings as a result of the movement. Soil testing was done at the end of 2006, and as a result, the operating general partner has submitted a major capital project proposal ($260K) for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go offline, and lost revenue is expected. The investment general partner is working to obtain the fourth quarter 2006 and 2007 occupancy data from the management company, as well as the 2006 financial audit from the auditor. The investment general partner will work closely with the operating general partner and monitor the situation as it unfolds. The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy through the fourth quarter 2006 was 86%. In 2007, occupancy continues to improve. In first quarter the property was operating with average physical occupancy of 92%. In the second quarter, average physical occupancy decreased to 87%. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. In the third quarter 2007, physical occupancy is expected to stabilize above 90% which should allow the property to breakeven. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the property's 72 units have rental assistance. Consequently, the property has trouble competing with properties that receive greater subsidies. The reasons for the cash flow deficit include: declining occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. In 2006 average occupancy declined to 77% from an average of 93% in 2005 as the qualified resident base continued to decline. The Operating Partnership expended significant cash in 2006. Through the second quarter of 2007 occupancy was 89%, and the Operating Partnership continues to expend cash. Management continues to market the property through local media and civic organizations and investigate the possibility of obtaining additional rental assistance subsidy. The mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with an average occupancy of 88%, and the property expended approximately $2,000 for the year mainly due to low occupancy throughout the first quarter of 2006. The average occupancy for the first half of 2007 was 95%, with June 2007 occupancy of 96%. Through the first half of 2007 the property was operating above breakeven. Century East IV is located in a highly competitive area and, in an attempt to maintain occupancy levels, the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with an average occupancy of 89%. The 2006 audit reports that the property expended approximately $2,900 for the year. Through the second quarter of 2007, average occupancy was 94%, and through the first quarter of 2007, the property is operating slightly above breakeven. Century East V is located in a highly competitive area and, in an attempt to maintain occupancy levels, the operating general partner lowers rental rates whenever occupancy levels drop below 90%. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. There are no deferred maintenance items at this time. The mortgage, payables, property taxes and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. In February 2006, a fire completely destroyed one of the units. There were no injuries reported from the fire. The unit required a complete rehab with repairs totaling $25,000. The repairs were funded with proceeds from the insurance claim filed by management. As of May 2, 2006, all repairs were made and the unit was ready to be occupied. After higher than normal turnover in the first quarter of 2006 the occupancy dropped to an average of 82% for the quarter. Management increased the frequency of newspaper advertising and occupancy improved through 2006 to an average of 88%. It remained at 88% in the first quarter of 2007, and then climbed to 90% in the second quarter. The operating general partner is funding deficits as necessary and the mortgage, property taxes, and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO. The Operating Partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St Louis had cited the property as a nuisance twice in 2006. The property's security and habitability had deteriorated sharply during second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 - February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner (Liberty Group) took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, Liberty's on-site manager was assaulted on the premises and Liberty was unable to re-establish a management presence at the property.

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development (HUD) declared default under the Housing Assistance Payment contract and terminated the contract. The trustee for the bonds declared a default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants. The relocation was completed and the building secured in early July 2007. The property is being placed on the market. Initial discussions with the bondholders are underway regarding a possible forbearance to allow the property to be sold. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

Series 25

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at June 30, 2007. Out of the total 21 were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 25 reflects net loss from Operating Partnerships of $(319,523) and $(314,216), respectively, which includes depreciation and amortization of $452,541 and $491,410, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property's original mortgage interest rate of 8.21% resulted in disproportionately high debt service. The property was also suffering from increased bad debt, maintenance expenses, and high real estate taxes. The operating general partner refinanced the permanent debt, with investment general partner's approval, in the fourth quarter of 2006. The refinance resulted in a reduction of annual debt service by more than $90,000 and allowed the property to pay down accrued expenses. The property's average occupancy rate for May 2007 was 97%. The 2006 audit showed high debt service, however, the November 2006 refinancing did not occur early enough in the year to have an effect. The reduced debt service from the refinance has allowed the property to fully stabilize and operate above breakeven from March through May of 2007, and this is expected to continue. The mortgage, taxes and insurance are current. The last year of compliance is 2010.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In January of 2005, the Operating Partnership underwent a change in operating general partner, which was accompanied by a change in management. In 2005, the property's performance dipped below breakeven due to high operating expenses. The new operating general partner and management company have worked hard to leverage their considerable strengths in the Indianapolis market, and have been successful in lowering operating expenses, which have declined significantly in 2006. With a 2006 average occupancy of 91%, the property operated around breakeven. As of the second quarter of 2007, average occupancy dipped to 90% and through the first quarter of 2007, the property was operating below breakeven. The operating general partner is presently working with lenders in an attempt to refinance Operating Partnership debt and increase the partnership's ability to generate cash. The operating general partner's obligation to fund operating deficits is limited to $150,000 in subordinate loans outstanding at any one time.

M.R.H., LP (The Mary Ryder Home), a 48-unit property located in St. Louis, MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership's books and records. As a result of their audit, the IRS proposed an adjustment that would disallow approximately 18% of past and future tax credit. The adjustment would also include interest. The investment general partner and its counsel, along with the operating general partner and its counsel, filed an appeal on June 30, 2003 and continued negotiations with the IRS Appeals Office.

On March 23, 2004, the Operating Partnership received a Notice of Final Partnership Administrative Adjustment denying the appeal of June 30, 2003. The Operating Partnership had the opportunity to challenge the denial and petition the tax court.

On June 22, 2004, the operating general partner and its counsel filed a petition in tax court for the tax years ending 2000 and 2001. The investment general partner and its counsel continue to monitor the court proceedings.

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

Rose Square, LP (Rose Square Apartments) is an 11-unit property located in Connellsville, PA. The property operated with deficits in 2004 caused by low occupancy. The property operated above breakeven in 2005 due to increased occupancy combined with operating expenses below state averages. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events to help increase interest in the property. In order to improve cash flow and help the property stabilize, Pennsylvania Housing Finance Agency granted a request to defer replacement reserve deposits for the fourth quarter of 2006. The property operated well above breakeven in 2006, averaging 89% occupancy for the year. Operations continued to be strong in the first half of 2007 as the property averaged 92% occupancy (one vacant unit) and breakeven operations. Occupancy for May and June was 100%.

Century East II Apartments, LP (Century East II Apartments) is a 24-unit property located in Bismarck, ND. In 2006 the property operated with an average occupancy of 93% and the property generated approximately $10,000 for the year. Through the second quarter of 2007 the average occupancy has been maintained at 93% occupancy and the property continues to operate above breakeven. All taxes, insurance, and mortgage payments are current.

Dogwood Park L.P. (Dogwood Park Apartments) is a 127-unit new construction family development located in Athens, Georgia. The site manager was terminated in January 2006 for poor rent collections and slow unit turns. Occupancy dropped to 89% the following month as the regional manager and replacement site manager commenced evicting residents for delinquency. The increased turnovers caused maintenance expenses to increase by $38,000, while net rental income fell by $11,000. The property ended the year expending ($43,000). In the first half of 2007, occupancy has averaged 94% and was at 98% as of June 2007. Maintenance expenses have gone from $1,287/unit in 2006 to an annualized $734/unit at June 30, 2007. Net rental income has increased by an annualized amount of $55,000 at June 30, 2007. The mortgage, taxes and insurance are current. The compliance period ends in 2011.

Series 26

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 26 reflects net loss from Operating Partnerships of $(305,707) and $(355,356), respectively, which includes depreciation and amortization of $722,168 and $657,820, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cameron Apartments (Cameron Apartments Partnership) is a 40-unit apartment complex originally located in Cameron, Louisiana, which was completely destroyed by Hurricane Rita. The National Flood Insurance Program has underwritten the project as a complete loss. The operating general partner has determined that rebuilding the property on the same site would be cost prohibitive and impractical and operations would not support the property insurance premium. The operating general partner attempted to get approval to rebuild the property in a nearby locality with none of the risks of the original site; however, this proposal was rejected. As a result, the property will not be rebuilt and the investors will experience Low Income Housing Tax Credits (LIHTC) recapture in 2007 as well as a loss of the 2008 through 2011 remaining LIHTC. There are substantial insurance proceeds available, which are expected to pay off the Operating Partnership's mortgage and reimburse the investors for a portion of the recapture costs. The operating partnership is currently preparing a request to the IRS for forgiveness of all or a portion of the recapture costs based on the local conditions.

Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. Occupancy averaged 94% during 2006 and operating expenses were below both the prior year's state average as well as the 2005 figures. However, inadequate rental rates cannot support the normal operating expenses, which caused the property to operate poorly and expend cash. During the first half of 2007, occupancy decreased 6% to average 88%; however, this is directly related to management evicting non-paying tenants. As a result of administrative expenses associated with evictions the property to was not able to breakeven in the first half of 2007. Management is hopeful that this property will be turned around by year end as they replace the non-paying tenants and work on obtaining a much needed rent increase approval from Rural Development. The investment general partner will monitor the property's occupancy and operations closely, as well as assist management in determining ways to increase revenue in an effort to breakeven. All tax, mortgage, and insurance payments are current.

Beauregard Apartments Partnership (New Hope Bailey Apartments) is a 40-unit development located in Derrider, Louisiana. The overall operating expenses increased slightly during 2006 and were only 2% higher than the prior year's state averages; however, the accounts payable increased substantially and the reserves and security deposits were under-funded. Most of the increased expenses were related to the minor damage suffered during Hurricane Rita in 2005. Although all repairs were completed in the first quarter of 2006, they were paid for out of operations, which resulted in the property operating below breakeven and expending cash. Although occupancy decreased to 91% during the first quarter, it was back to 95% as of June 2007. The property is operating above breakeven by controlling the operating expenses and generating cash. All tax, mortgage, and insurance payments are current.

Edgewood Estates, L.P. (Edgewood Estates Apartments) is a 22-unit development located in Edgewood, Texas. Despite the property averaging 95% occupancy during 2006, cash was expended due to low revenues and high maintenance and utility expenses. Additionally, the partnership experienced a $6,000 reduction in rental subsidy based on the remainder of the contract, and reported an increase in operating expenses as a result of improvements to deferred maintenance items. Occupancy remained at 100% through May; however, it dipped slightly to end June 2007 at 95%. The decline in occupancy is due to the manager focusing on collections, which has forced tenants to vacate or be evicted. The manager has contacted the local agencies and anticipates having the units rented by the end of July. Management continues to work with the housing agency to seek approval of a much needed rent increase; however an approval has not yet been received. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2006 the property operated with an average occupancy of 80% and as a result operated below breakeven. Average occupancy through the second quarter of 2007 is 92%; however, occupancy dipped to 83% as of June 2007. The property is operating well below breakeven as a result of increasing vacancies as well as high maintenance expenses. The property's occupancy concern in 2006 arose due to issues surrounding a large refugee population in the area. Although a number of refugees initially met the resident selection criteria, it was later discovered that a few of the residents had criminal backgrounds that were not disclosed during the typical background check. Management began evicting problem and non-paying residents; however, due to overbuilding in the Fargo, North Dakota area, units remained vacant. The operating general partner/management company offered rent concessions and rate reductions as a rental incentive. In addition, security had been increased at the property. Management continues to see improvements in the operations of the apartment community and the quality of resident; however, they do not expect to achieve breakeven until year-end. Given the sharp decline in occupancy in June 2006, the 2007 dip may be due to seasonal forces; however, the investment general partner will continue to work with the operating general partner to stabilize occupancy and reduce expenses. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. During 2006 the property operated with an average occupancy of 81% and, as a result, operated below breakeven. Although the average occupancy through the second quarter of 2007 improved to 98%, the property continued to operate below breakeven as a result of high operating expenses, specifically administrative due to aggressive leasing and marketing efforts. Overbuilding and a soft rental market in the Fargo, North Dakota area are causing high vacancy rates. Effective rents are slightly down from 2006 levels as management continues to offer rental concessions and rate reductions in efforts to stabilize occupancy. The turnover at this property remains high due to competition. Concessions, rate reductions and fluctuating occupancy have contributed to the negative cash flow at the property. The investment general partner will continue to work with the operating general partner to stabilize the physical occupancy. The operating general partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2006 the property operated with an average occupancy of 80% and as a result was unable to operate above breakeven. Average occupancy in the first and second quarters of 2007 was 85% and 90%, respectively. While it appears occupancy is improving, the property continues to expend cash. The reason for the underperformance is due mainly to vacancy concerns and high administrative and maintenance expenses. The property is located in a highly competitive area and in an attempt to maintain occupancy levels the operating general partner lowers rental rates whenever occupancy levels drop below 90%. As occupancy dipped during the first half of 2006, it appeared there may be some seasonal factors at work; however, occupancy levels are higher during the first half of 2007 than at the same time in 2006. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of a guarantee. Although the property has had low occupancy, there are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2006 the property operated with an average occupancy of 92% and operated above breakeven for the year despite increases in bad debt. Through the first half of 2007, occupancy has declined to a six-month average of 83% and the property is operating below breakeven. Calgory Apartments operates in a very competitive saturated market and is prone to occupancy fluctuations. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.

Series 27

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 27 reflects net loss from Operating Partnerships of $(292,554) and $(290,074), respectively, which includes depreciation and amortization of $440,088 and $435,408, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Magnolia Place Apartments Partnership (Magnolia Place Apartments) is a 40-unit development located in Gautier, Mississippi. Due to Hurricane Katrina, the property suffered major flood damage as well as damage to flooring, appliances, decking, sheet rock, roof vents, shingles and siding. Carpets and fixtures that could create an environment for mold were immediately removed and 28 apartments required the removal of both wall and ceiling drywall. Additionally, kitchen cabinets were installed, roofs were replaced and all apartments were treated for mold prevention. Insurance proceeds of $1,236,866 were allocated to roofing and full restoration of the interiors and exteriors, as well as appliances and carpeting. Renovations were completed costing approximately $1,066,238. The investment general partner continues to work with the management company for a breakdown of repairs and costs as any remaining proceeds will be distributed in accordance with the partnership agreement. The Operating Partnership suffered a large cash deficit due to the vacancy and the renovation process throughout the year. For a period of several months, there were no occupied units; therefore the revenue was unable to support the necessary operating expenses. Occupancy has remained strong, averaging 98% through the first half of the year and the property is operating above breakeven and generating cash.

Centrum Fairfax II, LP (Forest Glen at Sully Station Phase II) is a 119-unit senior complex located in Fairfax, VA. As of December 2006, this property was operating with 100% physical occupancy. In the first quarter 2007, the property continues to operate above breakeven with average strong occupancy of 95%. In the second quarter average physical occupancy increased to 98%. Many of the residents from the adjacent property moved into this property when the operating general partner started converting one bedroom apartments to two bedroom apartments at the adjacent project (Centrum Fairfax I, Forest Glen at Sully Station Phase I). Through 2006 the operating general partner was relocating the one bedroom residents from adjacent phase I to phase II which improved the overall performance of the project. The property is in excellent physical condition and is expected to stay fully occupied through 2007. The operating general partner's contractual obligation to fund operating deficits expired in the third quarter of 2003. Despite this expiration, the operating general partner has continued to fund deficits and has indicated a commitment to continue to do so through the compliance period. The mortgage, taxes, insurance and payables are current.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 89% in 2006, and the occupancy averaged 82% through the second quarter of 2007. There are limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. As a result of low occupancy combined with low rental rents, the property experienced negative cash flow. In addition, the property suffers from a high interest rate on the permanent mortgage. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. Per an agreement with the operating general partner, the management company (an affiliate of the general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits in accordance with his guarantee, which is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2006 and the first half of 2007 due to increasing resident receivables and high operating expenses. Economic occupancy was at 100% as of June 2007. A rent increase was effective January 2007, and management has had some success with aggressive eviction proceedings resulting in a second quarter decrease in tenant accounts receivable. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. Management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority and are waiting for a response. A site visit by the investment general partner is planned for summer 2007 to inspect building systems and structure to determine possible ways to reduce utility costs at the properties. Harlem is undergoing a great deal of urban revitalization. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance are current and the operating general partner is funding deficits.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2006, occupancy averaged 82% and the property was unable to breakeven due to low occupancy and excessive collection losses caused by poor on-site management. As of June 2007 occupancy averaged 79% and the property continued to operate below breakeven. The property receives sufficient traffic, but the on-site staff had not been able to capture potential residents due to poor leasing techniques. Additionally, management's collection policies and procedures had not been enforced, causing high tenant receivables and excessive bad debt. In April 2007, the regional property manager was replaced with a more experienced regional property manager who had successfully managed the property in prior years. After assessing the on-site team, the new regional manager replaced the property manager in June 2007. The on-site staff received training on leasing skills and proper collection policies and procedures. With the newly assembled team in place, management anticipates bad debt and tenant receivables to decrease. Occupancy is expected to improve in the third quarter after the remaining non-paying residents are evicted. The investment general partner will continue to monitor operations to ensure occupancy improves and bad debt and tenant receivables decrease. Since the property never converted to a fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty. All tax, mortgage, and insurance payments are current.

Series 28

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 28 reflects net loss from Operating Partnerships of $(304,966) and $(277,501), respectively, which includes depreciation and amortization of $549,505 and $552,578, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. During the third quarter of 2005 the property sustained minor damage during the hurricane season. Because the costs to repair were not enough to meet the deductible, there were no insurance proceeds collected, causing the necessary repairs to be paid for out of operations. Additionally, due to normal wear, rotted trim was replaced and parts of the exterior were repainted during the summer. These repairs were necessary to improve upon the curb appeal, as the property was acquired in 1997. Stagnant rental rates coupled with the high operating expenses caused the property to operate below breakeven and expend cash during 2006. The operating general partner is working with Rural Development to obtain a much-needed rental rate increase; however, approval has not yet been granted. The 2006-year average occupancy was 96%; however, occupancy has dropped 20% to an average 76% through the first half of 2007. The investment general partner will continue to work with the operating general partner to monitor the occupancy and operations closely. All tax, mortgage, and insurance payments are current.

Maplewood Apartments Partnership, (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. During 2006, the property operated below breakeven due to stagnant rents and an increase in maintenance and administration costs. The increased expenses were primarily due to hurricane damage repairs that were completed in 2006 and paid for out of operations, as no insurance proceeds were received. A rental increase was placed in effect September 2006; however, management continues to work on obtaining another increase, as rates are still insufficient. During the first half of 2007, occupancy decreased, averaging 81%. The decline in occupancy is due to the manager working to rid the property of non-paying tenants by filing evictions. Although the decline in occupancy is hurting the chance for the partnership to realize the increased rents, management is hopeful that replacing these tenants will be in the best interest of the partnership. During the first half of 2007, as the occupancy decreased and the expenses increased due to the costs associated with eviction and turnover, the property continued to operate at a deficit. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.

Jackson Place Apartments (Jackson Place Apartments L.P.) is a 40-unit development located in Jackson, Louisiana. During 2006, the property operated below breakeven and expended cash due to insufficient rental rates and costs associated with damage sustained during Hurricane Rita during the third quarter 2005. All repairs were completed during 2006; however, the costs were paid for out of operations as no insurance proceeds were collected. Additionally, both the reserve account and the security deposit accounts were not funded. During the first half of 2007, occupancy decreased slightly, averaging 94%. A rent increase went into effect in 2006; however, management continues to work with the Housing Agency and Rural Development as they believe the rates are still inadequate. The property has substantially improved and is generating cash. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The operating general partner verbally reported that the occupancy for the second quarter of 2007 was 100%, following 100% occupancy for the first quarter of 2007. This is a notable achievement, as this property has historically struggled with a high vacancy rate. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. The property is operating above breakeven during the second quarter of 2007.

Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. The investment general partner continues to monitor this property. The 2006 audit shows significant improvement over the past year; however, the reserve is still under-funded, the debt service is high, and there are large loans owed to an affiliate of the operating general partner. The mortgage, property taxes and insurance are current.

Sumner House LP (Sumner House Apartments) is a 79-unit property located in Hartford, CT. Through first half of 2007 occupancy averaged 91%, a slight decrease from the 2006 average of 94% occupancy. The property expended $21,638 of cash in 2006 primarily due to low rental rates. Operating expenses in 2006 were mostly below state averages; however, the property's maintenance expense increased 19% due to unit repair costs attributed to substantial tenant turnover. Revenues were flat in 2006 compared to previous years; however, rent increases have been approved for 2007 which are projected to reduce the operating deficit. In March 2007, the property had a fire that caused substantial smoke damage in the basement and parking facility. As the property didn't incur any structural damage, no units were taken offline and the necessary repairs were completed during the second quarter of 2007. The operating general partner is focused on establishing a better reputation for the neighborhood surrounding the property and is working with the local police to increase patrols. For the past year and half, the operating general partner implemented a strict resident selection process and offered concessions to increase occupancy with the strong resident base. All taxes, insurance, and mortgage payments are current for this property.

Series 29

As of June 30, 2007 and 2006 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at June 30, 2007, all of which were 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 29 reflects net loss from Operating Partnerships of $(339,028) and $(314,322), respectively, which includes depreciation and amortization of $613,921 and $635,122, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Palmetto Place Apartments Partnership, A LA Partnership (Palmetto Place Apartments) is a 40-unit development located in Benton, Louisiana. During 2006, the partnership operated above breakeven, generated cash and occupancy averaged 100%. Additionally, overall operating expenses appear to be in line with the prior year's state average and accounts payable are minimal. During the first quarter of 2007, occupancy decreased to 91%; however, as of May, occupancy was back at 100%. The operating general partner continues to work with Rural Development on obtaining approval for a rent increase and is hopeful that an approval will be received by year-end. All tax, mortgage, and insurance payments are current.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit development located in Welsh, Louisiana. Despite occupancy averaging 99% during 2006, insufficient rental rates and high operating expenses, along with high debt service, caused the partnership to expend cash. Additionally, the reserves were under-funded and the operating general partner was borrowing money from other partnerships and advancing from affiliated partners to fund shortfalls. The property sustained damages during Hurricane Rita for which insurance proceeds were utilized; however, there was still an increase in the maintenance expenses of 42%, which management attributes to the cost of uncovered repairs. During the first half of 2007, occupancy decreased slightly to average 96%; however, this was directly due to management evicting from the property non-paying tenants throughout the first quarter. These evictions resulted in increased administrative expenses as well as the loss of revenue on the vacant units. However, the property has improved and is operating above breakeven. Occupancy was reportedly 100% as of May 2007. Management continues to work on obtaining approval for a much needed rent increase and to implement an increase by the end of 2007. The investment general partner will continue to monitor the property's occupancy and operations, as well as monitor the commingling of funds. All tax, mortgage, and insurance payments are current.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2005 and 2006 due to low occupancy, which averaged 72% in 2005 and fell to 47% in 2006. The site has no central office and the laundry room has been boarded up due to vandalism. A site visit performed in the first quarter of 2007 revealed the property had a poor physical condition and non-existent management. The operating general partner has been historically poor in reporting financial and occupancy data. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears of its mortgage and that the lender had issued a notice of default. The operating general partner has no plans to fund the property or to present a workout plan. The lender replaced on-site management with a third-party management company. As of May 2007, occupancy was still at 50% as management is in the process of turning units. The lender holds both debt and replacement reserve accounts, the latter of which is funding unit turnovers to bring the property to a saleable condition, at which point it expects to commence foreclosure. The investment general partner has been in close contact with the lender and is reviewing the financial viability of a work out plan; however, as a workout plan may include replenishing the reserves held by the lender, foreclosure remains a possibility. The investment general partner has confirmed that taxes and insurance are current.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Average occupancy during 2006 was 93%, a significant increase from 2005 occupancy of 81% when the property operated with a deficit of ($5,323). During the first quarter of 2007 occupancy averaged 92% with positive cash flow. Second quarter continued to see improvements with average occupancy of 96% and financials above breakeven. The management company has informed the investment general partner that the property received a rent increase during 2006 and again in 2007, which should enable the property to operate above breakeven moving forward. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

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

The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The lender is currently holding the insurance proceeds. The operating general partner was able to reduce the original construction budget by $1,167,306. The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget eliminated the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000. The construction of the project started in early November 2006, and is expected to be completed within nine to ten months. The investment general partner is closely monitoring the construction progress of the property and reviews construction draws on a monthly basis. As of June 30, 2007, this property was 58% completed.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2006, occupancy averaged 82% and the property was unable to breakeven due to low occupancy and excessive collection losses caused by poor on-site management. As of June 2007 occupancy averaged 79% and the property continued to operate below breakeven. The property receives sufficient traffic, but the on-site staff had not been unable to capture potential residents due to poor leasing techniques. Additionally, management's collection policies and procedures had not been enforced, causing high tenant receivables and excessive bad debt. In April 2007, the regional property manager was replaced with a more experienced regional property manager who had successfully managed the property in prior years. After assessing the on-site team, the new regional manager replaced the property manager in June 2007. The on-site staff received training on leasing skills and proper collection policies and procedures. With the newly assembled team in place, management anticipates bad debt and tenant receivables to decrease. Occupancy is expected improve in the third quarter after the remaining non-paying residents are evicted. The investment general partner will continue to monitor operations to ensure occupancy improves and bad debt and tenant receivables decrease. Since the property never converted to a fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty. All tax, mortgage, and insurance payments are current.

Ozark Associates, LP (Regency Apartments) is a 16-unit property located in Poplarville, MS. This Operating Partnership operated below breakeven in 2006 due to low occupancy. Seven of the property's 16 units were uninhabitable due to damage caused by Hurricane Katrina. Occupancy averaged 62% in 2006. An insurance claim was filed and the Operating Partnership received a check in November 2006 in the amount of $69,790 to cover the cost of the repairs. Repairs were completed and the damaged units were restored in February 2007. All insurance proceeds have been collected to cover lost rent. As of June 2007 the property was 100% occupied and operating above breakeven. All taxes, insurance, and mortgage payments are current for this property.

Series 30

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 30 reflects net loss from Operating Partnerships of $(57,270) and $(290,942), respectively, which includes depreciation and amortization of $298,865 and $351,370, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28-unit family complex in Gentry, AR. Occupancy through second quarter 2007 finished at 84% as compared to 91% average occupancy for 2006. Through December of 2006, the property expended $10,012 of cash as compared to expending cash of $32,898 in 2005. A new site manager was hired in November 2006 and has been very successful in increasing the appeal of the property, improving the resident selection criteria, and collecting rent from residents. The property is 100% leased as of August 1, 2007 and is projected to generate cash by year-end. Taxes, mortgage, and insurance are all current for this property.

Mesa Grande, LP (Mesa Grande Apartments) is a 72-unit, family property located in Carlsbad, New Mexico. In April 2003, the mortgage lender issued a default notice and, after the operating general partner took no steps to remedy the situation accelerated the note. In November 2003, the investment general partner replaced the management company. In 2004, the investment general partner filed a civil action against the operating general partner to force it to honor its obligation to fund operating deficits. In October 2004, the investment general partner removed the operating general partner.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $741,543 and $209,111, respectively.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender has been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner's interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $642,208 and $184,459, respectively.

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. In 2006, occupancy averaged 87%; however, the property was able to operate above breakeven due to favorable debt service structure. The property's annual debt service payments represented only 4.57% of the property's total income in 2006. Occupancy issues continued in the first quarter of 2007 with the property averaging 80% occupancy. With the further drop in occupancy the property is operating below breakeven through April 2007. Contributing to the occupancy issue were the application processing delays at the management company's corporate office. The department in the corporate office that handles application processing had been under-staffed. Lack of manpower led to delays of up to eight weeks in processing applications. Most of the prospective residents that had submitted applications were discouraged by the extensive wait and had chosen to live elsewhere. The investment general partner addressed this issue with the operating general partner, who has been working to improve his affiliated management company's policies and procedures in an effort to increase application-processing speed. Improvements were realized in the second quarter of 2007. Occupancy, which averaged 88% in April 2007, climbed to 96% in May and June 2007. High occupancy in May and June allowed the property to operate above breakeven. If the current occupancy can be maintained, the property should be able to recoup the cash deficit that occurred in the first four months of the year. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy levels since 2003. In 2006 the occupancy averaged 89%, and was able to stay consistent with a 90% rate as of June 30, 2007. A third party site inspection completed in October of 2006 noted numerous deferred maintenance issues, specifically: damaged siding on the buildings, uneven sidewalks, and cracked driveway and parking areas. The roof was also missing shingles. The operating general partner's plan is to repair these capital items from cash flow as occupancy improves. During the second quarter of 2007, the driveway was repaved and parts of the siding were repaired to improve the exterior appearance of the property. The investment general partner will continue to monitor operations with the operating general partner and has requested they submit a plan to the investment general partner to address the deferred maintenance issues. Taxes, insurance, and mortgage payments are all current for this property.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a slowed local economy and a challenging rural location. 2005 was a year of improvement for the property. The property operated at a surplus of $2,230. In 2006 the occupancy averaged 82% with cash flow of $6,750. The property achieved 81% occupancy as of the end of the third quarter of 2006, with average occupancy for the fourth quarter reported as 84%. Management reports that occupancy through the first quarter of 2007 has reached 86%, and the second quarter of 2007 saw improvements with occupancy averaging 94%. The management company has informed the investment general partner that the property received a rent increase during 2006 and again in 2007. If the property continues to operate with improved occupancy, the rent increases will ensure breakeven operations. The managing agent has expanded their marketing to include networking with local businesses and providing brochures at the local chamber of commerce in order to increase occupancy. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 and the property expended approximately ($300,000) in 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Occupancy has improved, averaging 88% for 2006, 95% for the first six months of 2007 and was at 98% in June 2007. In 2006, per unit revenue increased by $932/unit although expenses remained high at $4,572/unit, resulting in a net loss of ($140,730). The operating general partner is contesting the property tax assessment in an effort to reduce expenses. The operating deficit guarantee remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 31

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 31 reflects net loss from Operating Partnerships of $(377,921) and $(360,708), respectively, which includes depreciation and amortization of $809,201 and $753,203, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108-unit property located in Atlanta, GA. In 2004, operations at the property declined as a result of decreased occupancy and greater than average operating expenses. In 2005 and 2006, although operating expenses decreased, the property continued to struggle with occupancy, bad debt, and high resident receivables. Physical occupancy in 2006 averaged 81%, and averaged 75% through the second quarter of 2007. Current occupancy levels are not sufficient to allow the property to operate at breakeven. Several years of poor management and cash flow deficits have resulted in extremely high payables and poor physical condition of the property.

There are significant replacement and operating reserves that could be utilized to address many of the property's physical issues. However, neither the lender nor various housing agencies will allow these reserves to be utilized while the existing operating general partner remains in place. In April 2007, the parties agreed that the operating general partner should withdraw or face removal. After the parties were unable to negotiate a consensual withdrawal of the operating general partner, in June 2007, the investment general partner notified the operating general partner of its intent to remove it as the operating general partner. The Atlanta Housing Authority and the investment general partner are seeking to identify a replacement operating general partner and management company. As soon as management has been transitioned, the investment general partner intends to file suit against the exiting operating general partner/guarantor to recover under the guarantee.

On May 28 2007, there was a fire of undetermined cause at the property that resulted in major damage to 3 units and minor damage to one additional unit. Proceeds from insurance are expected to be sufficient to restore the damaged units. Repairs are expected to commence and be completed prior to the end of the calendar year.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. The property was unable to breakeven in 2005 due to low occupancy and ineffective site management. Management has taken several measures in its effort to increase occupancy including advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager in March of 2006. In addition, management emphasized expense control and the operating general partner hired the services of a property tax consultant to work with taxing authorities. The tax consultant was successful in getting real estate taxes significantly reduced. As a direct result of management's efforts, the property operated above breakeven in 2006. Occupancy increased to 93% in June 2007 and the property continued to operate above breakeven through the second quarter of 2007. The mortgage, property taxes and insurance are current.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. In 2005 the property was unable to breakeven due to low occupancy and ineffective site management. Management has taken several measures in its effort to increase occupancy including advertisements in local newspapers, rental concessions, and the hiring of a fulltime, onsite manager in March of 2006. In addition, management emphasized expense control and the operating general partner hired the services of a property tax consultant to work with taxing authorities. The tax consultant was successful in getting real estate taxes significantly reduced. As a direct result of management's efforts, the property operated above breakeven in 2006. Occupancy increased to average of 94% through June 2007 and the property continued to operate above breakeven through the second quarter of 2007. The mortgage, property taxes and insurance are current.

Riverbend Housing Associates (Riverbend Estates) is a 28-unit property located in Biddeford, ME. In 2006, occupancy averaged 90%. Due to the low occupancy sustained in the first half of the prior year and high operating expenses the property operated below breakeven. The investment general partner believes corporate management's approach to leasing and application processing had hindered the property's ability to achieve higher occupancy. The investment general partner addressed this issue and has worked with the operating general partner to improve his management company's policies and procedures. Improvements have been realized to date. The occupancy averaged 93% as of June 2007, and the property operated at breakeven. The property's tax expense is high in relation to the state average. Management met with the assessor's office in June 2007 to seek tax abatement. The assessor's office will review management's request for abatement, and a decision will be reached by August 2007. If occupancy is maintained at the current level, and if the tax expense can be reduced, the property should be able to operate above breakeven by the end of 2007. All tax, mortgage, and insurance payments are current. The operating deficit guarantee is capped at $300,000 and expires on December 31, 2012.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2006 the property operated below breakeven due an average occupancy of 84%. The town where the property is located has a very poor economy. There are two other apartment complexes in the town that both experienced a drop in occupancy in 2006. The closest large employers are 30 to 40 miles away. In an effort to attract and retain residents, management offers a $50 cash award for all friends referred to the complex that rent an apartment. Advertising is in local newspapers and with the local housing authority. Average occupancy in the second quarter of 2007 increased to 89% and reached 100% occpancied by the end of the second quarter of 2007. The investment general partner will continue to monitor the property to ensure that occupancy remains stable. All taxes, insurance and mortgage payments are current.

San Angelo Bent Tree, LP (Bent Tree Apartments) is a 112-unit family complex located in San Angelo, Texas. Occupancy started to decline in the third quarter of 2005, averaging 87%, as a result of the housing authority cutting back on funds and having removed several residents from the program. In addition, the threat of the nearby air base closing sent many of the military wives home to live with family outside of San Angelo. The unit turnover caused operating expenses, specifically maintenance expenses, to be higher in 2005 than they had been in 2004 and the property operated below breakeven. In the second quarter of 2006, San Angelo Air Base was taken off the closure list and housing received additional funds. Because of the management's marketing efforts, occupancy has rebounded to an average of 96% in 2006, but due to an increase in operating expenses (specifically maintenance), the property continued to operate below breakeven in 2006. Due to the property's age, many hot water heaters and carpets needed replacement, and the property's exterior needed repainting. Management expects that, with the completion of these improvements, expenses will stabilize in 2007 and the property will generate cash. As of June 2007 occupancy averaged 95% and the property operated at breakeven. To date, the operating general partner has funded all operating deficits although his operating deficit guarantee expired in June 2004. The property's mortgage, real estate taxes, and insurance are current.

Seagraves Apartments LP (Western Hills Apartments) is a 16-unit development located in Ferris, Texas. A large drop in occupancy and operating expenses which are higher than the state average caused the property to operate below breakeven in 2006. Average occupancy declined to 80% in 2006. First quarter 2007 occupancy increased back to normal levels, averaging 96%. However, the operating general partner reports that as of the second quarter, occupancy has fallen to 88% with 2 units becoming vacant. There are no major issues at the property or in the area; normal turnover in such a small development has had a drastic effect on the occupancy percentage. The investment general partner will continue to monitor the occupancy and operations at the property and make sure the vacant units are leased-up in a timely manner. All tax, mortgage, and insurance payments are current.

Series 32

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2007, all of which were at 100% Qualified Occupancy

For the periods ended June 30, 2007 and 2006, Series 32 reflects net loss from Operating Partnerships of $(337,881) and $(406,825), respectively, which includes depreciation and amortization of $573,598 and $591,954, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Pecan Manor Partnership (Pecan Manor Apartments) is a 40-unit development located in Natchitoches, Louisiana. Despite occupancy averaging 97% in 2006, inadequate rental rates caused the property to operate below breakeven and expend cash. The overall operating expenses appeared to be in line, but both the reserves and the security deposit accounts were under-funded. Additionally, there was a slight increase in the accounts payable and the real estate tax escrow was substantially over-funded. During the first half of 2007, occupancy declined slightly; however, it is still strong, averaging 95%, and the property has maintained expenses and is operating at breakeven. The investment general partner will continue to monitor the property's occupancy and operations, as well as monitor the over/under funding of accounts. All tax, mortgage, and insurance payments are current.

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Occupancy through the second quarter of 2007 averaged 100%. Expenses for this property are 29% higher then state averages, specifically in taxes and maintenance. Also, the property's debt service represents 50% of its total income. The operating general partner was able to refinance the debt in 2004 and will continue to attempt to reduce the debt service. The property increased revenues by 12% in 2006 but was not able to generate cash in 2006 due to high expenses. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy. Occupancy averaged 75% in the fourth quarter of 2006 and the first quarter of 2007. Although occupancy improved to 81% for the first half of 2007, it still remains substandard. The property suffered cash losses of ($113,684), ($53,329), and ($39,990) for the years 2004, 2005, and 2006, respectively, and a small cash loss for the first half of 2007. The property's physical appearance and condition is good; however, management has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies. The operating general partner has engaged four management companies in four years. The most recent management company assumed management in April 2006 and is still sorting out issues created by the previous management companies. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004, and the mortgage and taxes are current. However, the operating general partner's ability and willingness to fund continued operating deficits is in question.

Martinsville I Limited (Martinsville Apartments) is a 13-unit apartment project, located in Shelbyville, KY. As of July 2007 this property was able to reach 100% occupancy, compared to a 2006 average occupancy of 80%. In 2006, the property operated at a deficit of ($12,761), and expenses were $3,558/unit, which was much higher than the state average of $2,455. The operating general partner projects that the increased occupancy will enable the property to breakeven in 2007 despite the high expenses. The mortgage and tax payments are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, and the first half of 2007 due to high utility expenses and collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and grant applications to non-profit agencies to cover increased utility expenses. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority and are waiting for approval. A site visit by the investment general partner is planned for summer 2007 to inspect building systems and structure to examine ways to reduce utility costs at the properties. A rent increase was effective January 1, 2007 and management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. However, the collections remain an ongoing and serious issue while tenant receivables continued to increase in the first half of 2007. Economic occupancy was 97% at June 30, 2007. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner has funded approximately $10,000 of 2007 operating deficits and the mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

Courtside Housing Associates, Limited Partnership (Courtside Apartments) is a 44-unit property located in Cottonwood, Arizona. The property operated below breakeven in 2006 due to high maintenance and administrative expenses. The operating general partner has been proactive and is working closely with the third-party management company to reduce operating expenses and replenish the property's diminishing replacement reserve account. The fourth quarter of 2006 showed a marked improvement with a large decrease in operating expenses and an average occupancy of 98%, although the property did operate below breakeven for the year. Average occupancy for the second quarter of 2007 was 94%. One of the vacant units has a pending application and the second unit is having the carpet replaced with an applicant interested in moving in. Replacement reserves are being funded monthly and the property continues to operate above breakeven in the second quarter of 2007. The mortgage, real estate taxes and insurance payments are all current.

Chardonnay Limited Partnership (Chardonnay Apartments) is a 14-unit property located in Oklahoma City, OK. Occupancy for the fourth quarter of 2006 was 100% and operations were stable. However, there were three evictions of undesirable tenants involved in drug related activity in March 2007, decreasing the occupancy to 71% for the first quarter of 2007. Management verbally reported that three units have remained vacant, bringing the average occupancy to 79% for the second quarter. They are considering offering move-in specials and various other concessions to increase the traffic of qualified tenants. Management also reports that although occupancy is down, they are still operating above breakeven due to low operating expenses. The mortgage, taxes and insurance are all current.

Series 33

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 33 reflects net loss from Operating Partnerships of $(208,721) and $(207,608), respectively, which includes depreciation and amortization of $315,710 and $265,302, respectively. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18 unit, two building property in Old Bridge, New Jersey. Historically this property suffered from negative cash flow, high accounts payable, and under-funded replacement reserves. Occupancy through the second quarter of 2007 averaged 100%. Expenses for this property are 29% higher then state averages, specifically in taxes and maintenance. Also, the property's debt service represents 50% of the property's total income. The operating general partner was able to refinance the debt in 2004 and will continue to attempt to reduce the debt service. The property increased revenues by 12% in 2006 but was not able to generate cash in 2006 due to high expenses. The mortgage, taxes, insurance and payables are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in the first quarter of 2007 due to vacancy loss and high utility expenses. Occupancy averaged 78% in the first quarter. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. The local housing agency was backlogged, and did not issue any vouchers at the end of 2006 and into the first quarter of 2007, despite the fact that there were sufficient funds to issue such vouchers. Many of the property's current residents, who did not live in the property's project-based rental assistance units, qualified for vouchers but did not receive them. These residents vacated the property because they could no longer afford the current rental rates, as management charges the maximum allowable Low Income Housing Tax Credits rental rates at the property to offset high utility costs. Management addressed its issue with the local housing agency and with Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. The local housing agency is now referring potential residents to Stearns Assisted each time a voucher is issued. Additionally, management has added all of the Stearns Assisted residents that do not currently receive rental assistance to the local housing agency's voucher waiting list to ensure that they receive the next available vouchers. These measures increased occupancy at the property in the second quarter by bringing in new traffic and retaining current residents who were struggling to pay rent. Local community groups that perform services for seniors are also referring prospective residents and management also began to target the local hospital to increase traffic. Occupancy reached 90% by May and climbed to 95% in June 2007. Increased occupancy in those months allowed the property to operate above breakeven.

Despite the improvement in occupancy, the property is not expected to breakeven in 2007 due to high utility costs that are incurred in the winter months. In an effort to reduce operating expenses, management allowed Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down two categories: low cost do-it-yourself operations and maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedures recommendations such as weather-stripping and adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be in place. Improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy. Management has hired an energy efficiency engineer to perform a payback analysis of the capital improvement recommendations noted in the audit. The report will be finalized in July. Based on the analysis, the operating general partner may implement some or all of these recommendations. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50-unit senior complex located in Jefferson City, TN. The property expended $3,808 of cash through December 2006. As of June 2007 occupancy reached 94%. The site manager has been successful in retaining current residents and advertising is done in local newspapers as needed. During second quarter of 2007 the parking lot was resealed to improve the property's exterior appearance. The taxes and insurance are being properly escrowed and the mortgage is current.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, third quarter 2006 occupancy increased to 99% from the first quarter 2006 average of 94%, and the leasing agent maintains a wait list. Fourth quarter occupancy dropped slightly to an average of 92%. However, occupancy rose to 96% by March 2007, and remained at that level through the end of the second quarter of 2007. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 and the first quarter of 2007 was reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a kids' club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable continues to be paid down with operating cash. Mortgage, taxes, and insurance payments are all current. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Forest Park Apartments (Stonewall Retirement Village) is a 40-unit development located in Stonewall, Louisiana. During 2006, the property operated poorly and expended cash due to inadequate rental rates coupled with high maintenance and administrative expenses. Although overall operating expenses were in line with the prior year's State averages, the administrative and maintenance expenses were significantly higher due to much-needed repairs as well as legal costs associated with filing evictions. Additionally, both the reserve and the security deposit accounts were under-funded. During the first half of 2007, occupancy remained strong and averaged 97%. Management is working to obtain approval for a much needed rent increase; however, the process is slow. The property has significantly improved and is generating cash. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.

Series 34

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 34 reflects net loss from Operating Partnerships of $(285,105) and $(255,343), respectively, which includes depreciation and amortization of $521,575 and $516,017, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. In 2006, occupancy averaged 92%. Despite occupancy and operating expenses in line with the state average, the property operated below breakeven in 2006 due to overly burdensome debt service. Interest on floating rate debt increased by $110,509 per the 2006 audit; annual debt service payments represented 53% of the property's total income. As of June 2007 occupancy averaged 93% and the property continued to operate below breakeven. After analysis of the local market, the investment general partner suggested that management implement a rent increase to offset high debt service payments. Effective June 2007 rental rates on the 1 bedroom, 2 bedrooms, and 3 bedrooms will increase by $5, $20, and $25, respectively. The investment general partner will work with management to reduce contract, maintenance, and turnover expenses, which were over budget through the second quarter. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments), is a 56-unit property located in Petosky, Michigan, which has operated below breakeven as a result of low occupancy, which averaged 79% in 2006, but improved to 81% in the first half of 2007. The property suffered cash losses of ($80,898), ($50,619), and ($71,828) for the years 2004, 2005, and 2006, respectively. The property's physical appearance and condition is good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies. The operating general partner has engaged four management companies in four years. The most recent management company assumed management in April 2006, and is still sorting out issues created by the previous management companies. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result payments on the first mortgage became delinquent and, as of the second quarter of 2007, the Operating Partnership is six months delinquent on its mortgage. To date, the lender has not declared the loan in default. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool. As a result, third quarter 2006 occupancy increased to 99% from the first quarter 2006 average of 94%, and the leasing agent maintains a wait list. Fourth quarter occupancy dropped slightly to an average of 92%. However, occupancy rose to 96% by March 2007, and remained at that level through the end of the second quarter of 2007. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 and the first quarter of 2007 was reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a Kids' Club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, such as carpet cleaning and window cleaning. Third-party accounts payable continues to be paid down with operating cash. Mortgage, taxes, and insurance payments are all current. The property is now generating sufficient cash so that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 and the property expended approximately ($300,000) in 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Occupancy has improved, averaging 88% for 2006, 95% for the first six months of 2007 and was at 98% in June 2007. In 2006, per unit revenue increased by $932/unit although expenses remained high at $4,572/unit. This was largely attributable to bad debt and high taxes. The property lost ($140,730) in 2006. The operating general partner is contesting the property tax assessment in an effort to reduce expenses. The operating deficit guarantee remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 35

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 35 reflects net loss from Operating Partnerships of $(275,450) and $(222,293), respectively, which includes depreciation and amortization of $381,702 and $364,158, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104-unit property located in Dickson, Tennessee. In 2006, occupancy averaged 93%. The property's annual debt service payments represent 40% of the property's total income; consequently, this property has had difficulty maintaining breakeven operations. The interest on the variable rate debt increased by $76,745 in 2006. As of June 2007 occupancy averaged 97% and the property continued to operate slightly below breakeven. The investment general partner suggested that management implement a rent increase to offset high debt service payments. Effective April 1, 2007, management will charge an additional $10 on all new 2 bedroom move-ins. The investment general partner will monitor the effect of the rent increase and determine if rental rate increases on the 1 bedroom and 2 bedroom units are feasible in the near future. Additionally, the investment general partner will continue to monitor monthly income statements to ensure operating expenses remain within the budget. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner, unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current for this property.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes nearby and an immature Newnan, GA affordable housing market. Average occupancy improved to 92% in 2006 as new jobs have brought additional qualified residents to the market. Through the first five months of 2007, average occupancy has been slowly increasing from 90% to 95% as of June 2007. Despite increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Management continues to aggressively market the property through local media and to promote community-building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. The Operating Partnership continues to expend significant cash. At the time of reporting, all real estate taxes, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2006, occupancy averaged 95% but dropped to 87% in December 2006. Throughout 2006, management was able to keep controllable operating expenses to the 2005 level but inconsistent occupancy and flat rents led to below breakeven operations. Occupancy was 85% at the end of the first quarter of 2007 and improved slightly to 87% in the second quarter. As a result of the low occupancy the property continued to operate below breakeven in the first half of 2007. The biggest issue for this property has been the decline in occupancy. Management has stated that the third phase of a new apartment complex nearby opened in the fall of 2006 and had a dramatic effect upon their marketing efforts. The new development offers amenities such as: golfing privileges, a swimming pool, exercise room, tanning beds, community center, etc. at comparable rent levels. Management has been unable to increase rents and has had difficulty maintaining occupancy despite increased marketing efforts. The regional manager is currently developing a more comprehensive resident retention program and the on-site manager has made outreach efforts with the local senior center. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the property's end of compliance in 2015. All real estate taxes, insurance and mortgage payments are current.

Series 36

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 36 reflects net loss from Operating Partnerships of $(118,344) and $(108,755), respectively, which includes depreciation and amortization of $260,660 and $264,587, respectively. This is an interim period estimate; it is not indicative of the final year end results.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. With an average occupancy of 83% in 2006 the property operated below breakeven. The property struggles with low occupancy due to soft market conditions coupled with ineffective site management. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The operating general partner has addressed the previously ineffective management team by replacing the regional manager and the on-site manager. Effective fourth quarter of 2006, the new management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent-free pro-rated over 12 months. Management is also working with a local housing authority in an effort to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management's efforts resulted in an occupancy increase to 87% in June 2007; however, the property is still operating below breakeven through the second quarter of 2007. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Series 37

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 37 reflects net loss from Operating Partnerships of $(248,690) and $(191,108), respectively, which includes depreciation and amortization of $411,518 and $423,246, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. In 2006, occupancy averaged 92%. Despite occupancy and operating expenses in line with the state average, the property operated below breakeven in 2006 due to overly burdensome debt service. Interest on floating rate debt increased by $110,509 per the 2006 audit; annual debt service payments represented 53% of the property's total income. As of June 2007 occupancy averaged 93% and the property continued to operate below breakeven. After analysis of the local market, the investment general partner suggested that management implement a rent increase to offset high debt service payments. Effective June 2007 rental rates on the 1 bedroom, 2 bedrooms, and 3 bedrooms will increase by $5, $20, and $25, respectively. The investment general partner will work with management to reduce contract, maintenance, and turnover expenses, which were over budget through the second quarter. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes nearby and an immature Newnan, GA affordable housing market. Average occupancy improved to 92% in 2006 as new jobs have brought additional qualified residents to the market. Through the first five months of 2007, average occupancy has been slowly increasing from 90% to 95% as of June 2007. Despite increases in occupancy levels, management continues to offer rental concessions to attract and retain residents. Management continues to aggressively market the property through local media and to promote community-building activities, including summer breakfast and lunch programs for children and holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. The Operating Partnership continues to expend significant cash. At the time of reporting, all real estate taxes, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in the first quarter of 2007 due to vacancy loss and high utility expenses. Occupancy averaged 78% in the first quarter. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. The local housing agency was backlogged, and did not issue any vouchers at the end of 2006 and into the first quarter of 2007, despite the fact that there were sufficient funds to issue such vouchers. Many of the property's current residents, who did not live in the property's project-based rental assistance units, qualified for vouchers but did not receive them. These residents vacated the property because they could no longer afford the current rental rates, as management charges the maximum allowable Low Income Housing Tax Credits rental rates at the property to offset high utility costs. Management addressed its issue with the local housing agency and with Maine State Housing Authority, who put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. The local housing agency is now referring potential residents to Stearns Assisted each time a voucher is issued. Additionally, management has added all of the Stearns Assisted residents that do not currently receive rental assistance to the local housing agency's voucher waiting list to ensure that they receive the next available vouchers. These measures increased occupancy at the property in the second quarter by bringing in new traffic and retaining current residents who were struggling to pay rent. Local community groups that perform services for seniors are also referring prospective residents and management also began to target the local hospital to increase traffic. Occupancy reached 90% by May and climbed to 95% in June 2007. Increased occupancy in those months allowed the property to operate above breakeven.

Despite the improvement in occupancy, the property is not expected to breakeven in 2007 due to high utility costs that are incurred in the winter months. In an effort to reduce operating expenses, management allowed Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations and maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedures recommendations such as weather-stripping and adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be in place. Improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy. Management has hired an energy efficiency engineer to perform a payback analysis of the capital improvement recommendations noted in the audit. The report will be finalized in July. Based on the analysis, the operating general partner may implement some or all of these recommendations. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Series 38

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2007, all of which were at 100% qualified occupancy.

For the periods ended June 30, 2007 and 2006, Series 38 reflects net loss from Operating Partnerships of $(96,773) and $(76,644), respectively, which includes depreciation and amortization of $300,998 and $297,190, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 39 reflects net loss from Operating Partnerships of $(151,980) and $(187,446), respectively, which includes depreciation and amortization of $266,237 and $271,656, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Timber Trails I Partnership (Timber Trails Apartments) is a 32-unit development located in Ball, Louisiana. During 2006, occupancy was strong and consistent with the previous year averaging 99%; however, insufficient rental rates caused the property to operate below breakeven and expend cash. The overall operating expenses appeared to be in line, although there was a substantial increase in the administrative expense, which was directly related to costs associated with the minor damage sustained during Hurricane Rita for which no insurance proceeds were received. Additionally, there was a significant increase in the accounts payable, reserves was slightly over-funded and the security deposits were slightly under-funded. During the first half of 2007, occupancy declined; however, occupancy is strong averaging 95%. The property is operating at breakeven and continues to struggle with the inadequate rental rates. The operating general partner is working to obtain a rent increase approval from Rural Development. The investment general partner will continue to monitor the property's occupancy and operations, as well as monitor the over/under funding of accounts. All tax, mortgage, and insurance payments are current.

Arbors at Ironwood, LP (Arbors at Ironwood) is an 88-unit family property located in Mishawaka, IN. In December 2005 occupancy declined slightly to 91%, and remained at that level through the first quarter of 2006. However, operations consistently improved through 2006 with average occupancy of 92%. The first quarter of 2007 saw continued improvement with average occupancy reaching 97%. In the second quarter occupancy was 95%. The site manager continues to hold resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. In 2006 the property lost ($10,555) due to high operating expenses and bad debt. In the first half of 2007 the property made significant progress in reducing bad debt. Bad debt expenses totaled $16,115 in 2006, whereas the year to date total for 2007 is $2,731. The taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and monthly conference calls are held with management staff to review progress.

Series 40

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2007, all of which at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 40 reflects net loss from Operating Partnerships of $(192,927) and $(191,715), respectively, which includes depreciation and amortization of $346,678 and $346,792, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Arbors at Ironwood II, LP (Arbors at Ironwood) is a 40-unit family property located in Mishawaka, IN. In 2005, average occupancy declined to 85%, but improved quickly through 2006 to an annual average of 91%. This improvement continued through the first quarter of 2007 to an average occupancy of 93%. Occupancy rose to 95% in the second quarter of 2007. The site manager continues to hold resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. In 2006 the property lost ($10,075) due to low occupancy and high bad debt expenses ($7,099). While the property has performed better than expected in 2007, it is still operating below breakeven through the end of the second quarter of 2007. However, attention to tenant screening allowed the property to reduce bad debt expenses to $868 during the first half of 2007. The taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and the management company. Occupancy reports are received each week and monthly conference calls are held with management staff to review progress.

Series 41

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 41 reflects net loss from Operating Partnerships of $(396,718) and $(410,075), respectively, which includes depreciation and amortization of $439,582 and $486,867, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 90%. The mortgage, taxes, and insurance are current.

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment general partner were $535,278, all of which were allocated to Series 20. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment general partner interest has been recorded.

Brookstone Place II Apartments (Brookstone Place II LDHA, LP), is a 72-unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market's saturation with moderate-income properties and the operating general partner's inability to identify and maintain consistent management at the site and regional levels.

In May 2006, the lender advertised a foreclosure sale for June 2006. The investment general partner's analysis indicated that the costs of maintaining the property outweighed the benefits of receiving the remaining tax credits and determined that it was in the best interest of the investment partnership to forfeit the property if the lender refused to restructure the debt. The foreclosure sale took place on August 17, 2006, with the lender bidding in the property for the amount of the debt. There was a 6-month redemption period during which the Operating Partnership could redeem the property from foreclosure.

In the fourth quarter of 2006, an unrelated third party buyer offered to purchase all of the interests of the Operating Partnership and redeem the property from the bank during the redemption period for consideration of providing IRS Section 42 Disposition Bonds that would allow the investment limited partners to avoid recapture. The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property. The sale of the interests and redemption of the property by the Operating Partnership closed on January 26, 2007. The sales price was $2,763,894, which included the outstanding mortgage balance of $2,588,606, closing costs of $5,849, and the cost of the IRS Section 42 Disposition Bonds of approximately $169,439. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property located in Mendota, IL. In 2006, the property had an average occupancy of 85% and operated slightly above breakeven. Through 2007, occupancy has steadily increased and as of July 2007, occupancy was at 92%. The initial occupancy concerns at the property stem from a lack of qualified applicants in the area. Management has increased and streamlined advertising efforts so as to reach a larger audience and improve visibility. Also, management has been developing networks with contacts at local county and community agencies. Based on the occupancy improvements, it appears these efforts are beginning to show results. The investment general partner will continue to work with the operating general partner to ensure occupancy continues to improve as operations stabilize. The mortgage, property taxes, and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership operated above breakeven in 2006. However, the 2006 overall average occupancy of 84% declined to 65% in December 2006 due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants. New site staff was hired early in 2007 and the current site manager has been able to restore occupancy to 85% as of June 30, 2007. The rent collection and eviction policies are also being strictly enforced and no further occupancy and collection issues are anticipated. The taxes, mortgage and insurance are all current.

Series 42

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 42 reflects net loss from Operating Partnerships of $(248,187) and $(288,901), respectively, which includes depreciation and amortization of $453,169 and $449,043, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Natchez Place II Partnership, A L.P (Natchez Place Apartments) is a 32-unit multifamily development located in Natchez, Louisiana. During 2006, the property operated well below breakeven and expended significant cash due to stagnant rental rates and extremely high maintenance expenses. Most of the increased expenses were due to the costs associated with hurricane repairs that were paid for out of the operations as no insurance proceeds were received. There was also approximately $18,000 utilized from the reserves to refurbish the property. During the first half of 2007, occupancy fluctuated; however, it ended strong in June at 97%. In addition, in the first half of 2007 the property has improved significantly and is generating cash. The investment general partner will continue to monitor the property's occupancy and operations. All tax, mortgage, and insurance payments are current.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. Despite occupancy averaging 99% during 2006, the property operated at a cash deficit due to costs associated with repairs from major hurricane damages sustained in 2005 that were paid for during 2006. Although insurance proceeds were eventually received, there were many costs associated with the repairs that were paid for out of operations. Additionally, the utility expenses increased approximately $141 per unit as a result of the hurricanes because the water, sewer and electric charges were increased throughout the area. During the first half of 2007, occupancy dropped 13% to average 86%; however, this is directly due to management ridding the property of non-paying tenants throughout the first quarter. In the first half of 2007 the property saw an increase in administrative expenses from the costs associated with the evictions. The property is showing improvement and is operating above breakeven. As of the end of June 2007 occupancy declined further to 76%; however, management is hopeful that this property will be turned around by year-end as they replace the non-paying tenants and work on obtaining approval for a rent increase. Management continues to work with Rural Development for approval of the increase; however, no agreement has been reached to date. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 90%. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.

Occupancy for the second quarter of 2007 and year to date averaged 92%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, and management performing significant capital improvements to continue to attract new residents, the property operated at a deficit in 2006. However, the property generated cash for all three months of the fourth quarter of 2006 and operated just below breakeven through the second quarter of 2007. The operating general partner has been working diligently to refinance the debt. The Operating Partnership has incurred some legal fees and other refinancing costs associated with submitting loan applications and reviewing potential loan documents. A large amount of these costs were expensed in March 2007, which has resulted in the year to date negative cash flow. Aside from these refinancing fees, the Operating Partnership's operations have improved significantly over the last six months.

The operating general partner and the management team, hired in August 2005, continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the operating general partner has not caused the Operating Partnership to fund the replacement reserve account, which currently has a $0 balance. As stated above, the operating general partner has been working to refinance the debt at a lower interest rate. A lender has been identified and the new loan is scheduled to close in the third quarter of 2007. If successful, the refinance should result in significant improvements in operations and adequate funding of the replacement reserve. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the Operating Partnership to meet operating deficits.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. On May 1, 2006 the investment general partner was informed that the housing authority issued an IRS Form 8823 for an unqualified unit due to student status. In July of 2006 the housing authority issued a "corrected" IRS Form 8823 stating that the non-compliance issue had been corrected. The one unit was out of compliance from June of 2005 through May of 2006. Occupancy was volatile throughout 2006 ranging from a high of 90% to a low of 70%. As a result of the high vacancy rate and increased turnover expenses the property operated below breakeven in 2006. In the third quarter of 2006, the management company assigned the site manager of a nearby property to Helios Station. In the first half of 2007, occupancy averaged 97% as a result of the efforts of the new site staff. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

TS Housing, LP (Tiffany Square Apartments) is a 52-unit family property located in Lakewood, CO. In December 2006 the Colorado Housing and Finance Authority performed a management review which resulted in the issuance of 8823s on eight units that were unavailable for rental for an unacceptable length of time due to structural issues resulting in uneven floors, which required extensive repairs. Additionally, due to the decrease in rental income and the increased maintenance expenditures, the property expended cash of ($19,023) in 2006. Occupancy for the first half of 2007 was 88% while management prepared the off-line units and processed applications. Management expects near 100% occupancy going forward. All real estate taxes, insurance, and mortgage payments are current, but as of June 2007 the payables had risen to excessive levels. In addition, structural issues in at least one of the buildings could require considerable additional capital expenditures. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy through the fourth quarter 2006 was 86%. In 2007, occupancy continues to improve. In the first quarter the property was operating with average physical occupancy of 92%. In the second quarter, average physical occupancy decreased to 87%. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. In the third quarter 2007, physical occupancy is expected to stabilize above 90%, which should allow the property to breakeven. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate tax, insurance, and mortgage payments are current.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first three-quarters of 2006 was 96%. The property is operating below breakeven due to high operating costs, which are attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Since 2001, much work has been done on the foundation, stair towers, and landings as a result of the movement. Soil testing was done at the end of 2006, and as a result, the operating general partner has submitted a major capital project proposal ($260K) for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go offline, and lost revenue is expected. The investment general partner is working to obtain the fourth quarter 2006 and 2007 occupancy data from the management company, as well as the 2006 financial audit from the auditor. The investment general partner will work closely with the operating general partner and monitor the situation as it unfolds. The mortgage, trade payables, property taxes and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO. The Operating Partnership expended cash of $150 per unit in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St Louis had cited the property as a nuisance twice in 2006. The property's security and habitability had deteriorated sharply during second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 - February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner (Liberty Group) took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, Liberty's on-site manager was assaulted on the premises and Liberty was unable to re-establish a management presence at the property.

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development (HUD) declared default under the Housing Assistance Payment contract and terminated the contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants. The relocation was completed and the building secured in early July 2007. The property is being placed on the market. Initial discussions with the bondholders are underway regarding a possible forbearance to allow the property to be sold. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

Series 43

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 43 reflects net loss from Operating Partnerships of $(331,400) and $(343,643), respectively, which includes depreciation and amortization of $619,990 and $595,882, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with average occupancy consistently above 90%. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.

Occupancy for the second quarter of 2007 and year to date averaged 92%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, and management performing significant capital improvements to continue to attract new residents, the property operated at a deficit in 2006. However, the property generated cash for all three months of the fourth quarter of 2006 and operated just below breakeven through the second quarter of 2007. The operating general partner has been working diligently to refinance the debt. The Operating Partnership has incurred some legal fees and other refinancing costs associated with submitting loan applications and reviewing potential loan documents. A large amount of these costs were expensed in March 2007, which resulted in the year to date negative cash flow. Aside from these refinancing fees, the Operating Partnership's operations have improved significantly over the last six months.

The operating general partner and the management team, hired in August 2005, continue to seek ways to differentiate the property from its competition and increase rental revenue. Due to negative cash flow, the operating general partner has not caused the Operating Partnership to fund the replacement reserve account, which currently has a $0 balance. As stated above, the operating general partner has been working to refinance the debt at a lower interest rate. A new lender has been identified and the new loan is scheduled to close in the third quarter of 2007. If successful, the refinance should result in significant improvements in operations and adequate funding of the replacement reserve. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the partnership to meet operating deficits.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties, which offer Section 8 subsidies. Management is having difficulty marketing to qualified applicants. Recent employment gains in goods producing and service producing sectors, coupled with shopping facilities, grammar schools and freeway access all within one mile of the property, were still not able to offset vacancies due, in part, to an employment decline in the manufacturing sector. Occupancy in the fourth quarter of 2006 increased to 86%; however, it dropped to 74% in the first quarter of 2007 due primarily to evictions for non-payment of rent due to continued job erosion in the area. Management verbally reported an increase in occupancy to 88% by the end of June 2007. They attracted qualified tenants by offering concessions at the site, such as $99 security deposits and waiving the first month's rent. Although the replacement reserve is under-funded, the Operating Partnership is under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty is in effect through February 2009, with a funding limit of $200,000.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. The Operating Partnership has operated below breakeven since 2004. When a new regional manager was hired in August 2005, she found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues in order to improve operations, they discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial in the near future. To better control operations, the regional manager has instituted significant policy changes in rent collection and supply purchases. Additionally, the operating general partner started performing extensive background checks on prospective employees. Through fourth quarter 2006, physical occupancy increased to 85%. In January 2007, upon a physical inspection, it was discovered that the property is having some mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner is working to resolve these issues by implementing a comprehensive maintenance plan. In the first quarter 2007, physical occupancy continues to increase and as of March 2007 the property was operating with 90% physical occupancy. In the second quarter, physical occupancy is beginning to stabilize and as of June 2007 the property's occupancy was 93%. Recent newspaper advertisement has improved traffic and the property is expected to reach 95% physical occupancy by the third quarter 2007. The regional manager believes that with the implemented changes the property will begin to operate at breakeven in the third quarter 2007. The investment general partner will continue to work with the operating general partner in an effort to bring operations above breakeven.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, and the first half of 2007 due to high utility expenses and collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and grant applications to non-profit agencies to cover increased utility expenses. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority and are waiting for approval. A site visit by the investment general partner is planned for summer, 2007 to inspect building systems and structure to examine ways to reduce utility costs at the properties. A rent increase was effective January 1, 2007 and management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. However, collections remain an ongoing and serious issue while tenant receivables continued to increase in the first half of 2007. Economic occupancy was 97% at June 30, 2007. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner has funded approximately $10,000 of 2007 operating deficits and the mortgages and insurance payments are current. The property pays no property taxes as the result of a tax-exempt status.

Series 44

As of June 30, 2007 and 2006, the average Qualified Occupancy was 100% and 95.7%, respectively. The series had a total of 10 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 44 reflects net loss from Operating Partnerships of $(301,520) and $(291,145), respectively, which includes depreciation and amortization of $518,901 and $370,525, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit new construction family property located in Atlanta, Georgia. Construction was completed one month behind schedule on April 30, 2005 and lease up completed on schedule in December 2005. The property's occupancy has declined since October 2006, falling to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management has responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Residents must pay to activate the service but management activates the alarm service in all vacant units. A site visit conducted in March 2007 rated the property as excellent in management and physical plant and noted that management was addressing the crime issues well. Occupancy averaged 92% in the second quarter of 2007 and was at 93% in June 2007. The property has not yet converted its construction loan and has extended the loan until December 31, 2007. The construction loan, taxes, and insurance are current.

Series 45

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2006 and 2006, Series 45 reflects net loss from Operating Partnerships of $(343,869) and $(362,232), respectively, which includes depreciation and amortization of $728,786 and $594,553 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookstone Place II Apartments (Brookstone Place II LDHA, LP), is a 72-unit family property located in Port Huron, MI. The property has operated below expectations for several years due to regional economic weakness, the market's saturation with moderate-income properties and the operating general partner's inability to identify and maintain consistent management at the site and regional levels.

In May 2006, the lender advertised a foreclosure sale for June 2006. The investment general partner's analysis indicated that the costs of maintaining the property outweighed the benefits of receiving the remaining tax credits and determined that it was in the best interest of the investment partnership to forfeit the property if the lender refused to restructure the debt. The foreclosure sale took place on August 17, 2006, with the lender bidding in the property for the amount of the debt. There was 6-month redemption period during which the Operating Partnership could redeem the property from foreclosure.

In the fourth quarter of 2006, an unrelated third party buyer offered to purchase all of the interests of the Operating Partnership and redeem the property from the bank during the redemption period for consideration of providing IRS Section 42 Disposition Bonds that would allow the investment limited partners to avoid recapture. The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property. The sale of the interests and redemption of the property by the Operating Partnership closed on January 26, 2007. The sales price was $2,763,894, which included the outstanding mortgage balance of $2,588,606, closing costs of $5,849, and the cost of the IRS Section 42 Disposition Bonds of approximately $169,439. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

Childress Apartments LTD, (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Occupancy has seen a significant increase from 74% in 2005 to 87% in 2006, and positive cash flow of $22,856. Management has stated the property received a rent increase in 2006 and expects another in 2007. During the first quarter of 2007 occupancy dropped slightly to 83%, but the property is operating above breakeven. The second quarter of 2007 has seen a slight improvement in occupancy to 86%. The management company states that further improvements will be seen in the upcoming months. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. Through June 2007, funds totaling $95,457.62 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $47,300.38. Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions. A default notice was sent to the operating general partner on September 1, 2005. A demand letter sent to the operating general partner in July 2006 followed up the default notice. The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. They have retained another non-profit organization, Four Oaks of Iowa, to take over property management while a long-term solution is developed. The investment general partner met with representatives of both the original non-profit general partner and Four Oaks to determine a course of action that best serves the best interests of the Operating Partnership. Four Oaks has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area. Amendments to the Partnership Agreement are currently being drafted, and it is anticipated that the transfer should occur sometime during the third quarter of 2007. The Operating Partnership generated cash in 2006 with occupancy averaging 93%. Through the second quarter of 2007 occupancy has dropped to 87%. The decrease was attributed to a two-month period where there was no site manager, and as a result, some tenants became delinquent paying rent. When Four Oaks took over, they started to evict the problem tenants. As a result of the decrease in occupancy, and an increase in maintenance costs attributed to turning over the vacant units, the Operating Partnership is operating slightly below breakeven through the second quarter. The investment general partner will continue to closely monitor the situation.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit new construction family property located in Atlanta, Georgia. Construction was completed one month behind schedule on April 30, 2005 and lease up completed on schedule in December 2005. The property's occupancy has declined since October 2006, falling to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management has responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Residents must pay to activate the service but management activates the alarm service in all vacant units. A site visit conducted in March 2007 rated the property as excellent in management and physical plant and noted that management was addressing the crime issues well. Occupancy averaged 92% in the second quarter 2007 and was at 93% in June 2007. The property has not yet converted its construction loan and has extended the loan until December 31, 2007. The construction loan, taxes, and insurance are current.

Series 46

As of June 30, 2007 and 2006, the average Qualified Occupancy was 100% and 97.0%, respectively. The series had a total of 15 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 46 reflects net loss from Operating Partnerships of $(286,110) and $(148,575), respectively, which includes depreciation and amortization of $333,892 and $280,174, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Panola Housing, Ltd (Panola Apartments) is a 32-unit multifamily development located in Carthage, Texas. During 2006, occupancy remained strong averaging 99%; however, insufficient rental rates caused the property to expend cash. It appears that there is currently no possibility of an increase in rents because the Department of Housing and Urban Development HUD provides Panola with rental assistance and controls the rates. Management has succeeded in maintaining operating expenses that are lower than the prior year's state average; however, the property operated just below breakeven. Additionally, the Operating Partnership under funded reserves and is hindered by high debt service on a Rural Development loan. During the first half of 2007, occupancy decreased slightly to average 97%, and the property is operating above breakeven. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining how to keep expenses below state average in an effort to breakeven throughout 2007. All tax, mortgage, and insurance payments are current.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 20, 2007		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 20, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 20, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.