Form 10-Q
period 2007-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2007-11-19
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007
or
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

Yes [ X ] No [ ]

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital (Deficit)	87-101
Statements of Cash Flows	102-157
Notes to Financial Statements	158-192

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	193-252

Item 3. Quantitative and Qualitative Disclosures About Market Risk	253

Item 4. Controls and Procedures	253

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	254

Item 1A. Risk Factors	254

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	254

Item 3. Defaults Upon Senior Securities	254

Item 4. Submission of Matters to a Vote of Security Holders	254

Item 5. Other Information	254

Item 6. Exhibits	254

Signatures	255

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$237,456,467	$248,123,270

OTHER ASSETS
Cash and cash equivalents	7,397,067	9,316,159
Notes receivable	2,114,492	2,192,642
Acquisition costs net	31,927,261	32,665,026
Other assets	2,066,862	2,049,750

	$280,962,149	$294,346,847

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$61,022	$59,982
Accounts payable affiliates	38,520,422	35,177,388
Capital contributions payable	5,058,765	5,511,885

	43,640,209	40,749,255

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding	242,114,937	258,227,835
General Partner	(4,792,997)	(4,630,243)

	237,321,940	253,597,592

	$280,962,149	$294,346,847

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$255,168	$466,647

OTHER ASSETS
Cash and cash equivalents	186,447	241,848
Notes receivable	-	-
Acquisition costs net	67,872	69,658
Other assets	39,178	22,066

	$548,665	$800,219

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,763,564	2,644,688
Capital contributions payable	-	-

	2,763,564	2,644,688

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding	(1,884,499)	(1,517,773)
General Partner	(330,400)	(326,696)

	(2,214,899)	(1,844,469)

	$548,665	$800,219

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$268,600	$338,536

OTHER ASSETS
Cash and cash equivalents	2,842	12,391
Notes receivable	236,476	236,476
Acquisition costs net	37,123	38,100
Other assets	280,232	280,232

	$825,273	$905,735

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,649,229	1,528,290
Capital contributions payable	236,479	236,479

	1,885,708	1,764,769

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding	(887,879)	(688,492)
General Partner	(172,556)	(170,542)

	(1,060,435)	(859,034)

	$825,273	$905,735

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$616,485	$666,278

OTHER ASSETS
Cash and cash equivalents	71,981	129,911
Notes receivable	-	-
Acquisition costs net	116,656	119,726
Other assets	5,437	5,437

	$810,559	$921,352

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,663,982	2,533,288
Capital contributions payable	4,107	18,770

	2,668,089	2,552,058

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding	(1,619,873)	(1,395,317)
General Partner	(237,657)	(235,389)

	(1,857,530)	(1,630,706)

	$810,559	$921,352

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$673,398	$736,069

OTHER ASSETS
Cash and cash equivalents	21,403	64,648
Notes receivable	-	-
Acquisition costs net	173,484	178,049
Other assets	6,135	6,135

	$874,420	$984,901

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,168,379	2,044,822
Capital contributions payable	-	-

	2,168,379	2,044,822

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding	(996,173)	(764,475)
General Partner	(297,786)	(295,446)

	(1,293,959)	(1,059,921)

	$874,420	$984,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$453,991	$503,037

OTHER ASSETS
Cash and cash equivalents	134,022	164,634
Notes receivable	-	-
Acquisition costs net	193,888	198,990
Other assets	201,640	201,640

	$983,541	$1,068,301

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$678
Accounts payable affiliates	2,141,288	2,027,420
Capital contributions payable	9,999	9,999

	2,151,965	2,038,097

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding	(971,442)	(774,800)
General Partner	(196,982)	(194,996)

	(1,168,424)	(969,796)

	$983,541	$1,068,301

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,611,047	$2,936,860

OTHER ASSETS
Cash and cash equivalents	219,225	249,177
Notes receivable	-	-
Acquisition costs net	194,717	199,841
Other assets	40,320	40,320

	$3,065,309	$3,426,198

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$978
Accounts payable affiliates	1,950,424	1,814,086
Capital contributions payable	61,733	61,733

	2,013,135	1,876,797

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding	1,299,096	1,791,351
General Partner	(246,922)	(241,950)

	1,052,174	1,549,401

	$3,065,309	$3,426,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,309,825	$6,753,914

OTHER ASSETS
Cash and cash equivalents	246,241	218,953
Notes receivable	129,062	129,062
Acquisition costs net	346,529	354,981
Other assets	28,478	28,478

	$7,060,135	$7,485,388

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$90	$90
Accounts payable affiliates	3,312,458	3,095,080
Capital contributions payable	29,490	29,490

	3,342,038	3,124,660

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding	4,021,169	4,657,374
General Partner	(303,072)	(296,646)

	3,718,097	4,360,728

	$7,060,135	$7,485,388

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,913,007	$7,447,478

OTHER ASSETS
Cash and cash equivalents	74,917	100,228
Notes receivable	-	-
Acquisition costs net	283,985	291,461
Other assets	104,014	104,014

	$7,375,923	$7,943,181

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,470,070	2,309,225
Capital contributions payable	39,749	39,749

	2,509,819	2,348,974

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding	5,023,890	5,744,712
General Partner	(157,786)	(150,505)

	4,866,104	5,594,207

	$7,375,923	$7,943,181

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,008,669	$8,669,887

OTHER ASSETS
Cash and cash equivalents	275,775	256,644
Notes receivable	-	-
Acquisition costs net	62,712	64,362
Other assets	2,595	2,595

	$8,349,751	$8,993,488

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	435,290	318,232
Capital contributions payable	40,968	40,968

	476,258	359,200

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding	8,138,506	8,891,693
General Partner	(265,013)	(257,405)

	7,873,493	8,634,288

	$8,349,751	$8,993,488

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,619,867	$6,221,809

OTHER ASSETS
Cash and cash equivalents	164,475	194,755
Notes receivable	-	-
Acquisition costs net	62,864	64,520
Other assets	573	573

	$5,847,779	$6,481,657

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,728,707	1,559,717
Capital contributions payable	45,783	45,783

	1,774,490	1,605,500

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding	4,371,203	5,166,042
General Partner	(297,914)	(289,885)

	4,073,289	4,876,157

	$5,847,779	$6,481,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,542,097	$5,755,599

OTHER ASSETS
Cash and cash equivalents	288,337	291,351
Notes receivable	-	-
Acquisition costs net	403,490	414,109
Other assets	23,174	23,174

	$6,257,098	$6,484,233

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$22,543	$21,503
Accounts payable affiliates	822,877	729,791
Capital contributions payable	127,396	127,396

	972,816	878,690

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding	5,458,496	5,776,544
General Partner	(174,214)	(171,001)

	5,284,282	5,605,543

	$6,257,098	$6,484,233

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,368,803	$9,108,735

OTHER ASSETS
Cash and cash equivalents	111,253	118,708
Notes receivable	570,454	570,454
Acquisition costs net	-	-
Other assets	134,137	134,137

	$9,184,647	$9,932,034

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,272,168	1,069,943
Capital contributions payable	611,150	611,150

	1,883,318	1,681,093

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding	7,607,575	8,547,691
General Partner	(306,246)	(296,750)

	7,301,329	8,250,941

	$9,184,647	$9,932,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,294,631	$12,004,644

OTHER ASSETS
Cash and cash equivalents	258,668	305,931
Notes receivable	46,908	46,908
Acquisition costs net	577,678	592,876
Other assets	133,638	133,638

	$12,311,523	$13,083,997

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,739,510	1,573,738
Capital contributions payable	298,561	298,561

	2,038,071	1,872,299

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding	10,577,078	11,505,942
General Partner	(303,626)	(294,244)

	10,273,452	11,211,698

	$12,311,523	$13,083,997

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,480,091	$7,872,995

OTHER ASSETS
Cash and cash equivalents	178,008	189,375
Notes receivable	-	-
Acquisition costs net	518,315	531,953
Other assets	125,000	125,000

	$8,301,414	$8,719,323

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,029,427	939,258
Capital contributions payable	194,154	194,154

	1,223,581	1,133,412

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding	7,232,835	7,735,832
General Partner	(155,002)	(149,921)

	7,077,833	7,585,911

	$8,301,414	$8,719,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,446,444	$10,044,251

OTHER ASSETS
Cash and cash equivalents	47,048	83,640
Notes receivable	-	-
Acquisition costs net	823,727	845,405
Other assets	-	-

	$10,317,219	$10,973,296

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,928,466	1,778,557
Capital contributions payable	8,244	8,244

	1,936,710	1,786,801

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding	8,597,095	9,395,021
General Partner	(216,586)	(208,526)

	8,380,509	9,186,495

	$10,317,219	$10,973,296

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,868,013	$12,312,793

OTHER ASSETS
Cash and cash equivalents	332,536	351,387
Notes receivable	-	-
Acquisition costs net	2,334,358	2,395,790
Other assets	14,109	14,109

	$14,549,016	$15,074,079

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	864,442	750,262
Capital contributions payable	163,782	163,782

	1,028,224	914,044

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding	13,667,608	14,300,459
General Partner	(146,816)	(140,424)

	13,520,792	14,160,035

	$14,549,016	$15,074,079

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,346,561	$7,598,987

OTHER ASSETS
Cash and cash equivalents	80,903	91,246
Notes receivable	-	-
Acquisition costs net	1,602,847	1,645,027
Other assets	3,061	3,061

	$9,033,372	$9,338,321

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,253,492	1,170,048
Capital contributions payable	-	-

	1,253,492	1,170,048

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding	7,880,745	8,265,254
General Partner	(100,865)	(96,981)

	7,779,880	8,168,273

	$9,033,372	$9,338,321

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,261,714	$10,765,794

OTHER ASSETS
Cash and cash equivalents	293,359	309,615
Notes receivable	-	-
Acquisition costs net	1,799,914	1,844,907
Other assets	81,235	81,235

	$12,436,222	$13,001,551

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	965,531	863,099
Capital contributions payable	138,438	138,438

	1,103,969	1,001,537

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding	11,434,494	12,095,577
General Partner	(102,241)	(95,563)

	11,332,253	12,000,014

	$12,436,222	$13,001,551

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,279,700	$11,563,324

OTHER ASSETS
Cash and cash equivalents	176,799	205,640
Notes receivable	-	-
Acquisition costs net	2,061,875	2,109,826
Other assets	4,875	4,875

	$13,523,249	$13,883,665

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	992,423	910,223
Capital contributions payable	-	-

	992,423	910,223

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issued and outstanding	12,623,802	13,061,992
General Partner	(92,976)	(88,550)

	12,530,826	12,973,442

	$13,523,249	$13,883,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,868,750	$10,148,743

OTHER ASSETS
Cash and cash equivalents	196,685	274,404
Notes receivable	-	-
Acquisition costs net	1,909,274	1,953,164
Other assets	-	-

	$11,974,709	$12,376,311

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	833,699	815,299
Capital contributions payable	-	-

	833,699	815,299

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding	11,226,041	11,641,843
General Partner	(85,031)	(80,831)

	11,141,010	11,561,012

	$11,974,709	$12,376,311

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,384,005	$12,803,828

OTHER ASSETS
Cash and cash equivalents	147,960	177,375
Notes receivable	-	-
Acquisition costs net	2,334,143	2,385,342
Other assets	9,873	9,873

	$14,875,981	$15,376,418

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$36,733
Accounts payable affiliates	1,466,341	1,366,333
Capital contributions payable	8,694	8,694

	1,511,768	1,411,760

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding	13,455,513	14,049,954
General Partner	(91,300)	(85,296)

	13,364,213	13,964,658

	$14,875,981	$15,376,418

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,754,641	$10,559,816

OTHER ASSETS
Cash and cash equivalents	10,394	18,375
Notes receivable	-	-
Acquisition costs net	2,541,698	2,599,465
Other assets	1,217	1,217

	$12,307,950	$13,178,873

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,796,740	1,648,665
Capital contributions payable	100	100

	1,796,840	1,648,765

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding	10,655,168	11,663,976
General Partner	(144,058)	(133,868)

	10,511,110	11,530,108

	$12,307,950	$13,178,873

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,602,847	$14,051,858

OTHER ASSETS
Cash and cash equivalents	297,860	460,921
Notes receivable	644,966	614,966
Acquisition costs net	2,624,231	2,681,279
Other assets	67,969	67,969

	$17,237,873	$17,876,993

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	953,304	822,501
Capital contributions payable	608,184	713,474

	1,561,488	1,535,975

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding	15,760,559	16,418,546
General Partner	(84,174)	(77,528)

	15,676,385	16,341,018

	$17,237,873	$17,876,993

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$18,276,444	$18,822,633

OTHER ASSETS
Cash and cash equivalents	441,905	596,017
Notes receivable	186,626	186,626
Acquisition costs net	3,412,499	3,486,617
Other assets	95,289	95,289

	$22,412,763	$23,187,182

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	795,640	692,250
Capital contributions payable	433,828	490,522

	1,229,468	1,182,772

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding	21,292,984	22,105,888
General Partner	(109,689)	(101,478)

	21,183,295	22,004,410

	$22,412,763	$23,187,182

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$14,317,327	$15,062,451

OTHER ASSETS
Cash and cash equivalents	927,570	832,233
Notes receivable	-	108,150
Acquisition costs net	2,414,907	2,465,748
Other assets	197,058	197,058

	$17,856,862	$18,665,640

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	202,053	59,701
Capital contributions payable	702,126	781,022

	904,179	840,723

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding	17,020,604	17,884,116
General Partner	(67,921)	(59,199)

	16,952,683	17,824,917

	$17,856,862	$18,665,640

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$24,576,263	$25,143,982

OTHER ASSETS
Cash and cash equivalents	1,328,012	1,404,092
Notes receivable	300,000	300,000
Acquisition costs net	2,898,542	2,959,575
Other assets	267,625	267,625

	$29,370,442	$30,075,274

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	201,019	67,737
Capital contributions payable	902,834	902,834

	1,103,853	970,571

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding	28,337,585	29,167,318
General Partner	(70,996)	(62,615)

	28,266,589	29,104,703

	$29,370,442	$30,075,274

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$20,058,079	$19,762,322

OTHER ASSETS
Cash and cash equivalents	882,442	1,972,660
Notes receivable	-	-
Acquisition costs net	2,129,933	2,174,255
Other assets	200,000	200,000

	$23,270,454	$24,109,237

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	119,899	45,135
Capital contributions payable	392,966	590,543

	512,865	635,678

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding	22,792,757	23,501,567
General Partner	(35,168)	(28,008)

	22,757,589	23,473,559

	$23,270,454	$24,109,237

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$90,271	$167,655
Other income	20,801	12,749

	111,072	180,404

Share of loss from Operating Partnerships(Note D)	(5,665,900)	(5,819,208)

Expenses
Professional fees	713,652	468,685
Fund management fee (Note C)	1,627,937	1,577,678
Amortization	402,562	399,479
General and administrative expenses	402,752	108,209

	3,146,903	2,554,051

NET LOSS	$(8,701,731)	$(8,192,855)

Net loss allocated to limited partners	$(8,614,714)	$(8,110,928)

Net loss allocated to general partner	$(87,017)	$(81,927)

Net loss per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2007	2006

Income
Interest income	$3,077	$2,562
Other income	19,869	2,780

	22,946	5,342

Share of loss from Operating Partnerships(Note D)	(53,935)	(162,740)

Expenses
Professional fees	26,339	18,626
Fund management fee (Note C)	69,884	50,673
Amortization	893	893
General and administrative expenses	18,263	3,635

	115,379	73,827

NET LOSS	$(146,368)	$(231,225)

Net loss allocated to limited partners	$(144,904)	$(228,913)

Net loss allocated to general partner	$(1,464)	$(2,312)

Net loss per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2007	2006

Income
Interest income	$81	$183
Other income	-	4,297

	81	4,480

Share of loss from Operating Partnerships(Note D)	(40,235)	(29,623)

Expenses
Professional fees	20,473	32,730
Fund management fee (Note C)	41,304	52,232
Amortization	488	488
General and administrative expenses	10,761	3,172

	73,026	88,622

NET LOSS	$(113,180)	$(113,765)

Net loss allocated to limited partners	$(112,048)	$(112,627)

Net loss allocated to general partner	$(1,132)	$(1,138)

Net loss per BAC	$(.06)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2007	2006

Income
Interest income	$881	$691
Other income	150	725

	1,031	1,416

Share of loss from Operating Partnerships(Note D)	(31,063)	(10,835)

Expenses
Professional fees	43,429	20,518
Fund management fee (Note C)	61,136	60,157
Amortization	1,535	1,535
General and administrative expenses	20,066	3,439

	126,166	85,649

NET LOSS	$(156,198)	$(95,068)

Net loss allocated to limited partners	$(154,636)	$(94,117)

Net loss allocated to general partner	$(1,562)	$(951)

Net loss per BAC	$(.06)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2007	2006

Income
Interest income	$469	$235
Other income	-	801

	469	1,036

Share of loss from Operating Partnerships(Note D)	(20,181)	(109,982)

Expenses
Professional fees	28,451	18,364
Fund management fee (Note C)	60,066	58,002
Amortization	2,283	2,283
General and administrative expenses	17,094	3,552

	107,894	82,201

NET LOSS	$(127,606)	$(191,147)

Net loss allocated to limited partners	$(126,330)	$(189,236)

Net loss allocated to general partner	$(1,276)	$(1,911)

Net loss per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2007	2006

Income
Interest income	$1,278	$533
Other income	-	-

	1,278	533

Share of loss from Operating Partnerships(Note D)	(21,557)	(91,410)

Expenses
Professional fees	28,854	19,376
Fund management fee (Note C)	54,526	52,733
Amortization	2,551	2,551
General and administrative expenses	11,642	3,279

	97,573	77,939

NET LOSS	$(117,852)	$(168,816)

Net loss allocated to limited partners	$(116,673)	$(167,128)

Net loss allocated to general partner	$(1,179)	$(1,688)

Net loss per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2007	2006

Income
Interest income	$2,722	$879
Other income	-	-

	2,722	879

Share of loss from Operating Partnerships(Note D)	(137,237)	(157,245)

Expenses
Professional fees	29,398	19,114
Fund management fee (Note C)	62,360	64,852
Amortization	3,805	3,805
General and administrative expenses	15,048	3,980

	110,611	91,751

NET LOSS	$(245,126)	$(248,117)

Net loss allocated to limited partners	$(242,675)	$(245,636)

Net loss allocated to general partner	$(2,451)	$(2,481)

Net loss per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2007	2006

Income
Interest income	$3,009	$1,791
Other income	106	4,146

	3,115	5,937

Share of loss from Operating Partnerships(Note D)	(191,965)	(328,023)

Expenses
Professional fees	48,136	30,391
Fund management fee (Note C)	87,415	84,914
Amortization	4,226	4,226
General and administrative expenses	18,715	3,799

	158,492	123,330

NET LOSS	$(347,342)	$(445,416)

Net loss allocated to limited partners	$(343,869)	$(440,962)

Net loss allocated to general partner	$(3,473)	$(4,454)

Net loss per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2007	2006

Income
Interest income	$875	$322
Other income	-	-

	875	322

Share of loss from Operating Partnerships(Note D)	(288,148)	(265,262)

Expenses
Professional fees	23,938	15,211
Fund management fee (Note C)	75,551	61,291
Amortization	3,914	3,914
General and administrative expenses	11,953	3,231

	115,356	83,647

NET LOSS	$(402,629)	$(348,587)

Net loss allocated to limited partners	$(398,603)	$(345,101)

Net loss allocated to general partner	$(4,026)	$(3,486)

Net loss per BAC	$(.16)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2007	2006

Income
Interest income	$2,540	$1,391
Other income	-	-

	2,540	1,391

Share of loss from Operating Partnerships(Note D)	(275,596)	(273,948)

Expenses
Professional fees	32,479	20,101
Fund management fee (Note C)	54,022	71,524
Amortization	825	825
General and administrative expenses	16,666	3,403

	103,992	95,853

NET LOSS	$(377,048)	$(368,410)

Net loss allocated to limited partners	$(373,278)	$(364,726)

Net loss allocated to general partner	$(3,770)	$(3,684)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2007	2006

Income
Interest income	$2,155	$3,756
Other income	-	-

	2,155	3,756

Share of loss from Operating Partnerships(Note D)	(330,697)	(259,388)

Expenses
Professional fees	34,231	18,626
Fund management fee (Note C)	75,921	79,457
Amortization	828	828
General and administrative expenses	18,042	3,488

	129,022	102,399

NET LOSS	$(457,564)	$(358,031)

Net loss allocated to limited partners	$(452,988)	$(354,451)

Net loss allocated to general partner	$(4,576)	$(3,580)

Net loss per BAC	$(.11)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2007	2006

Income
Interest income	$1,993	$2,249
Other income	-	-

	1,993	2,249

Share of loss from Operating Partnerships(Note D)	(132,193)	(267,581)

Expenses
Professional fees	26,408	16,485
Fund management fee (Note C)	28,246	50,630
Amortization	5,310	5,310
General and administrative expenses	12,056	3,308

	72,020	75,733

NET LOSS	$(202,220)	$(341,065)

Net loss allocated to limited partners	$(200,198)	$(337,654)

Net loss allocated to general partner	$(2,022)	$(3,411)

Net loss per BAC	$(.08)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2007	2006

Income
Interest income	$1,600	$284
Other income	-	-

	1,600	284

Share of loss from Operating Partnerships(Note D)	(373,013)	(431,801)

Expenses
Professional fees	32,669	19,852
Fund management fee (Note C)	95,687	67,229
Amortization	-	-
General and administrative expenses	17,310	3,616

	145,666	90,697

NET LOSS	$(517,079)	$(522,214)

Net loss allocated to limited partners	$(511,908)	$(516,992)

Net loss allocated to general partner	$(5,171)	$(5,222)

Net loss per BAC	$(.12)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2007	2006

Income
Interest income	$3,657	$1,000
Other income	-	-

	3,657	1,000

Share of loss from Operating Partnerships(Note D)	(378,585)	(350,993)

Expenses
Professional fees	30,149	22,623
Fund management fee (Note C)	82,886	78,885
Amortization	9,181	9,181
General and administrative expenses	18,646	3,462

	140,862	114,151

NET LOSS	$(515,790)	$(464,144)

Net loss allocated to limited partners	$(510,632)	$(459,503)

Net loss allocated to general partner	$(5,158)	$(4,641)

Net loss per BAC	$(.11)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2007	2006

Income
Interest income	$788	$19,929
Other income	-	-

	788	19,929

Share of loss from Operating Partnerships(Note D)	(184,487)	(249,849)

Expenses
Professional fees	15,298	9,707
Fund management fee (Note C)	38,491	43,491
Amortization	6,819	6,819
General and administrative expenses	11,584	3,215

	72,192	63,232

NET LOSS	$(255,891)	$(293,152)

Net loss allocated to limited partners	$(253,332)	$(290,220)

Net loss allocated to general partner	$(2,559)	$(2,932)

Net loss per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2007	2006

Income
Interest income	$482	$378
Other income	-	-

	482	378

Share of loss from Operating Partnerships(Note D)	(315,262)	(258,143)

Expenses
Professional fees	23,138	14,818
Fund management fee (Note C)	73,299	73,299
Amortization	10,984	10,984
General and administrative expenses	14,765	3,302

	122,186	102,403

NET LOSS	$(436,966)	$(360,168)

Net loss allocated to limited partners	$(432,596)	$(356,566)

Net loss allocated to general partner	$(4,370)	$(3,602)

Net loss per BAC	$(.12)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2007	2006

Income
Interest income	$814	$1,132
Other income	-	-

	814	1,132

Share of loss from Operating Partnerships(Note D)	(231,257)	(248,849)

Expenses
Professional fees	13,028	7,712
Fund management fee (Note C)	57,090	57,090
Amortization	32,309	32,309
General and administrative expenses	14,352	3,336

	116,779	100,447

NET LOSS	$(347,222)	$(348,164)

Net loss allocated to limited partners	$(343,750)	$(344,682)

Net loss allocated to general partner	$(3,472)	$(3,482)

Net loss per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2007	2006

Income
Interest income	$1,103	$232
Other income	-	-

	1,103	232

Share of loss from Operating Partnerships(Note D)	(128,882)	(108,023)

Expenses
Professional fees	15,017	9,416
Fund management fee (Note C)	37,361	23,243
Amortization	22,116	22,116
General and administrative expenses	10,023	3,111

	84,517	57,886

NET LOSS	$(212,296)	$(165,677)

Net loss allocated to limited partners	$(210,173)	$(164,020)

Net loss allocated to general partner	$(2,123)	$(1,657)

Net loss per BAC	$(.10)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2007	2006

Income
Interest income	$3,327	$39,998
Other income	-	-

	3,327	39,998

Share of loss from Operating Partnerships(Note D)	(252,644)	(212,496)

Expenses
Professional fees	13,937	9,203
Fund management fee (Note C)	48,716	48,716
Amortization	23,706	23,706
General and administrative expenses	12,059	4,827

	98,418	86,452

NET LOSS	$(347,735)	$(258,950)

Net loss allocated to limited partners	$(344,258)	$(256,361)

Net loss allocated to general partner	$(3,477)	$(2,589)

Net loss per BAC	$(.14)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2007	2006

Income
Interest income	$1,367	$1,142
Other income	-	-

	1,367	1,142

Share of loss from Operating Partnerships(Note D)	(186,314)	(107,535)

Expenses
Professional fees	16,557	10,600
Fund management fee (Note C)	41,100	29,750
Amortization	24,728	24,728
General and administrative expenses	12,419	4,354

	94,804	69,432

NET LOSS	$(279,751)	$(175,825)

Net loss allocated to limited partners	$(276,953)	$(174,067)

Net loss allocated to general partner	$(2,798)	$(1,758)

Net loss per BAC	$(.11)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2007	2006

Income
Interest income	$2,722	$1,220
Other income	-	-

	2,722	1,220

Share of loss from Operating Partnerships(Note D)	(128,261)	(153,393)

Expenses
Professional fees	18,417	12,213
Fund management fee (Note C)	34,200	26,550
Amortization	22,581	22,581
General and administrative expenses	11,134	4,183

	86,332	65,527

NET LOSS	$(211,871)	$(217,700)

Net loss allocated to limited partners	$(209,752)	$(215,523)

Net loss allocated to general partner	$(2,119)	$(2,177)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2007	2006

Income
Interest income	$429	$1,689
Other income	-	-

	429	1,689

Share of loss from Operating Partnerships(Note D)	(223,160)	(158,119)

Expenses
Professional fees	25,147	15,904
Fund management fee (Note C)	49,739	47,009
Amortization	28,433	28,433
General and administrative expenses	12,560	4,467

	115,879	95,813

NET LOSS	$(338,610)	$(252,243)

Net loss allocated to limited partners	$(335,224)	$(249,721)

Net loss allocated to general partner	$(3,386)	$(2,522)

Net loss per BAC	$(.13)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2007	2006

Income
Interest income	$343	$206
Other income	-	-

	343	206

Share of loss from Operating Partnerships(Note D)	(391,008)	(302,633)

Expenses
Professional fees	30,958	24,018
Fund management fee (Note C)	53,308	56,270
Amortization	33,481	33,481
General and administrative expenses	15,303	4,689

	133,050	118,458

NET LOSS	$(523,715)	$(420,885)

Net loss allocated to limited partners	$(518,478)	$(416,676)

Net loss allocated to general partner	$(5,237)	$(4,209)

Net loss per BAC	$(.18)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2007	2006

Income
Interest income	$2,564	$5,818
Other income	-	-

	2,564	5,818

Share of loss from Operating Partnerships(Note D)	(203,556)	(227,642)

Expenses
Professional fees	29,856	16,072
Fund management fee (Note C)	57,190	50,561
Amortization	29,283	29,055
General and administrative expenses	15,069	5,107

	131,398	100,795

NET LOSS	$(332,390)	$(322,619)

Net loss allocated to limited partners	$(329,066)	$(319,393)

Net loss allocated to general partner	$(3,324)	$(3,226)

Net loss per BAC	$(.12)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2007	2006

Income
Interest income	$3,982	$3,715
Other income	-	-

	3,982	3,715

Share of loss from Operating Partnerships(Note D)	(252,246)	(265,868)

Expenses
Professional fees	32,512	18,465
Fund management fee (Note C)	76,691	70,445
Amortization	41,837	41,717
General and administrative expenses	17,823	5,363

	168,863	135,990

NET LOSS	$(417,127)	$(398,143)

Net loss allocated to limited partners	$(412,956)	$(394,162)

Net loss allocated to general partner	$(4,171)	$(3,981)

Net loss per BAC	$(.11)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2007	2006

Income
Interest income	$13,870	$13,944
Other income	676	-

	14,546	13,944

Share of loss from Operating Partnerships(Note D)	(362,055)	(301,893)

Expenses
Professional fees	18,778	13,363
Fund management fee (Note C)	70,176	71,175
Amortization	28,252	25,517
General and administrative expenses	14,403	5,228

	131,609	115,283

NET LOSS	$(479,118)	$(403,232)

Net loss allocated to limited partners	$(474,327)	$(399,200)

Net loss allocated to general partner	$(4,791)	$(4,032)

Net loss per BAC	$(.18)	$(.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2007	2006

Income
Interest income	$16,939	$28,505
Other income	-	-

	16,939	28,505

Share of loss from Operating Partnerships(Note D)	(259,380)	(359,012)

Expenses
Professional fees	36,377	22,904
Fund management fee (Note C)	89,641	89,465
Amortization	36,221	36,221
General and administrative expenses	19,568	6,107

	181,807	154,697

NET LOSS	$(424,248)	$(485,204)

Net loss allocated to limited partners	$(420,006)	$(480,352)

Net loss allocated to general partner	$(4,242)	$(4,852)

Net loss per BAC	$(.10)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2007	2006

Income
Interest income	$17,204	$33,871
Other income	-	-

	17,204	33,871

Share of loss from Operating Partnerships(Note D)	(272,983)	(126,922)

Expenses
Professional fees	19,678	12,273
Fund management fee (Note C)	51,931	58,035
Amortization	25,973	25,973
General and administrative expenses	15,428	5,556

	113,010	101,837

NET LOSS	$(368,789)	$(194,888)

Net loss allocated to limited partners	$(365,101)	$(192,939)

Net loss allocated to general partner	$(3,688)	$(1,949)

Net loss per BAC	$(.12)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$176,532	$257,975
Other income	30,519	20,388

	207,051	278,363

Share of loss from Operating Partnerships(Note D)	(11,146,391)	(11,731,545)

Expenses
Professional fees	793,989	514,369
Fund management fee (Note C)	3,286,732	3,208,270
Amortization	805,123	804,368
General and administrative expenses	450,468	157,330

	5,336,312	4,684,337

NET LOSS	$(16,275,652)	$(16,137,519)

Net loss allocated to limited partners	$(16,112,898)	$(15,976,145)

Net loss allocated to general partner	$(162,754)	$(161,374)

Net loss per BAC	$(.19)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2007	2006

Income
Interest income	$6,249	$4,318
Other income	20,109	2,780

	26,358	7,098

Share of loss from Operating Partnerships(Note D)	(196,579)	(344,645)

Expenses
Professional fees	29,080	24,112
Fund management fee (Note C)	148,791	130,080
Amortization	1,786	1,786
General and administrative expenses	20,552	6,871

	200,209	162,849

NET LOSS	$(370,430)	$(500,396)

Net loss allocated to limited partners	$(366,726)	$(495,392)

Net loss allocated to general partner	$(3,704)	$(5,004)

Net loss per BAC	$(.09)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2007	2006

Income
Interest income	$132	$241
Other income	-	4,297

	132	4,538

Share of loss from Operating Partnerships(Note D)	(69,936)	(106,279)

Expenses
Professional fees	24,687	33,216
Fund management fee (Note C)	94,226	105,154
Amortization	977	977
General and administrative expenses	11,707	4,227

	131,597	143,574

NET LOSS	$(201,401)	$(245,315)

Net loss allocated to limited partners	$(199,387)	$(242,862)

Net loss allocated to general partner	$(2,014)	$(2,453)

Net loss per BAC	$(.11)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2007	2006

Income
Interest income	$1,893	$880
Other income	9,175	7,728

	11,068	8,608

Share of loss from Operating Partnerships(Note D)	(49,793)	(84,685)

Expenses
Professional fees	44,477	21,756
Fund management fee (Note C)	119,083	118,282
Amortization	3,070	3,070
General and administrative expenses	21,469	4,859

	188,099	147,967

NET LOSS	$(226,824)	$(224,044)

Net loss allocated to limited partners	$(224,556)	$(221,804)

Net loss allocated to general partner	$(2,268)	$(2,240)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2007	2006

Income
Interest income	$729	$313
Other income	-	801

	729	1,114

Share of loss from Operating Partnerships(Note D)	(62,671)	(395,282)

Expenses
Professional fees	30,342	19,602
Fund management fee (Note C)	118,382	116,818
Amortization	4,565	4,565
General and administrative expenses	18,807	5,340

	172,096	146,325

NET LOSS	$(234,038)	$(540,493)

Net loss allocated to limited partners	$(231,698)	$(535,088)

Net loss allocated to general partner	$(2,340)	$(5,405)

Net loss per BAC	$(.07)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2007	2006

Income
Interest income	$2,111	$699
Other income	303	-

	2,414	699

Share of loss from Operating Partnerships(Note D)	(44,022)	(165,494)

Expenses
Professional fees	29,894	20,380
Fund management fee (Note C)	109,298	107,817
Amortization	5,102	5,102
General and administrative expenses	12,726	4,440

	157,020	137,739

NET LOSS	$(198,628)	$(302,534)

Net loss allocated to limited partners	$(196,642)	$(299,509)

Net loss allocated to general partner	$(1,986)	$(3,025)

Net loss per BAC	$(.09)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2007	2006

Income
Interest income	$3,915	$1,148
Other income	-	-

	3,915	1,148

Share of loss from Operating Partnerships(Note D)	(314,489)	(257,957)

Expenses
Professional fees	32,105	19,600
Fund management fee (Note C)	130,047	129,138
Amortization	7,609	7,609
General and administrative expenses	16,892	5,657

	186,653	162,004

NET LOSS	$(497,227)	$(418,813)

Net loss allocated to limited partners	$(492,255)	$(414,625)

Net loss allocated to general partner	$(4,972)	$(4,188)

Net loss per BAC	$(.16)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2007	2006

Income
Interest income	$4,965	$3,192
Other income	106	4,146

	5,071	7,338

Share of loss from Operating Partnerships(Note D)	(381,752)	(616,002)

Expenses
Professional fees	49,198	30,869
Fund management fee (Note C)	187,168	191,067
Amortization	8,452	8,452
General and administrative expenses	21,132	5,940

	265,950	236,328

NET LOSS	$(642,631)	$(844,992)

Net loss allocated to limited partners	$(636,205)	$(836,542)

Net loss allocated to general partner	$(6,426)	$(8,450)

Net loss per BAC	$(.16)	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2007	2006

Income
Interest income	$1,369	$431
Other income	-	-

	1,369	431

Share of loss from Operating Partnerships(Note D)	(533,884)	(492,427)

Expenses
Professional fees	24,978	15,697
Fund management fee (Note C)	149,368	136,462
Amortization	7,827	7,827
General and administrative expenses	13,415	4,465

	195,588	164,451

NET LOSS	$(728,103)	$(656,447)

Net loss allocated to limited partners	$(720,822)	$(649,883)

Net loss allocated to general partner	$(7,281)	$(6,564)

Net loss per BAC	$(.29)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2007	2006

Income
Interest income	$4,504	$1,830
Other income	-	-

	4,504	1,830

Share of loss from Operating Partnerships(Note D)	(572,818)	(544,892)

Expenses
Professional fees	35,213	20,815
Fund management fee (Note C)	136,951	120,053
Amortization	1,650	1,650
General and administrative expenses	18,667	5,327

	192,481	147,845

NET LOSS	$(760,795)	$(690,907)

Net loss allocated to limited partners	$(753,187)	$(683,998)

Net loss allocated to general partner	$(7,608)	$(6,909)

Net loss per BAC	$(.19)	$(.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2007	2006

Income
Interest income	$4,420	$6,329
Other income	-	-

	4,420	6,329

Share of loss from Operating Partnerships(Note D)	(601,942)	(556,083)

Expenses
Professional fees	40,267	19,340
Fund management fee (Note C)	142,983	162,702
Amortization	1,656	1,656
General and administrative expenses	20,440	5,864

	205,346	189,562

NET LOSS	$(802,868)	$(739,316)

Net loss allocated to limited partners	$(794,839)	$(731,923)

Net loss allocated to general partner	$(8,029)	$(7,393)

Net loss per BAC	$(.20)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2007	2006

Income
Interest income	$4,307	$4,105
Other income	-	-

	4,307	4,105

Share of loss from Operating Partnerships(Note D)	(188,889)	(413,323)

Expenses
Professional fees	37,545	18,836
Fund management fee (Note C)	74,789	99,210
Amortization	10,619	10,619
General and administrative expenses	13,726	4,622

	136,679	133,287

NET LOSS	$(321,261)	$(542,505)

Net loss allocated to limited partners	$(318,048)	$(537,080)

Net loss allocated to general partner	$(3,213)	$(5,425)

Net loss per BAC	$(.12)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2007	2006

Income
Interest income	$2,022	$393
Other income	-	-

	2,022	393

Share of loss from Operating Partnerships(Note D)	(738,612)	(780,106)

Expenses
Professional fees	33,726	20,338
Fund management fee (Note C)	159,908	166,589
Amortization	-	-
General and administrative expenses	19,388	5,481

	213,022	192,408

NET LOSS	$(949,612)	$(972,121)

Net loss allocated to limited partners	$(940,116)	$(962,400)

Net loss allocated to general partner	$(9,496)	$(9,721)

Net loss per BAC	$(.21)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2007	2006

Income
Interest income	$6,667	$1,354
Other income	-	-

	6,667	1,354

Share of loss from Operating Partnerships(Note D)	(706,849)	(745,026)

Expenses
Professional fees	32,890	24,439
Fund management fee (Note C)	165,772	148,770
Amortization	18,362	18,362
General and administrative expenses	21,040	5,635

	238,064	197,206

NET LOSS	$(938,246)	$(940,878)

Net loss allocated to limited partners	$(928,864)	$(931,469)

Net loss allocated to general partner	$(9,382)	$(9,409)

Net loss per BAC	$(.20)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2007	2006

Income
Interest income	$2,111	$20,861
Other income	-	-

	2,111	20,861

Share of loss from Operating Partnerships(Note D)	(391,121)	(455,381)

Expenses
Professional fees	16,337	10,980
Fund management fee (Note C)	75,893	69,562
Amortization	13,638	13,638
General and administrative expenses	13,200	4,488

	119,068	98,668

NET LOSS	$(508,078)	$(533,188)

Net loss allocated to limited partners	$(502,997)	$(527,856)

Net loss allocated to general partner	$(5,081)	$(5,332)

Net loss per BAC	$(.19)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2007	2006

Income
Interest income	$1,065	$497
Other income	-	-

	1,065	497

Share of loss from Operating Partnerships(Note D)	(597,516)	(510,933)

Expenses
Professional fees	24,187	15,304
Fund management fee (Note C)	146,598	146,598
Amortization	21,969	21,969
General and administrative expenses	16,781	4,849

	209,535	188,720

NET LOSS	$(805,986)	$(699,156)

Net loss allocated to limited partners	$(797,926)	$(692,164)

Net loss allocated to general partner	$(8,060)	$(6,992)

Net loss per BAC	$(.23)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2007	2006

Income
Interest income	$1,902	$2,010
Other income	-	-

	1,902	2,010

Share of loss from Operating Partnerships(Note D)	(439,595)	(468,919)

Expenses
Professional fees	14,077	8,198
Fund management fee (Note C)	106,677	114,180
Amortization	64,617	64,617
General and administrative expenses	16,179	4,840

	201,550	191,835

NET LOSS	$(639,243)	$(658,744)

Net loss allocated to limited partners	$(632,851)	$(652,157)

Net loss allocated to general partner	$(6,392)	$(6,587)

Net loss per BAC	$(.19)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2007	2006

Income
Interest income	$1,418	$278
Other income	-	-

	1,418	278

Share of loss from Operating Partnerships(Note D)	(244,734)	(215,049)

Expenses
Professional fees	16,051	9,902
Fund management fee (Note C)	73,764	63,103
Amortization	44,231	44,231
General and administrative expenses	11,031	4,063

	145,077	121,299

NET LOSS	$(388,393)	$(336,070)

Net loss allocated to limited partners	$(384,509)	$(332,709)

Net loss allocated to general partner	$(3,884)	$(3,361)

Net loss per BAC	$(.18)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2007	2006

Income
Interest income	$6,707	$40,266
Other income	150	-

	6,857	40,266

Share of loss from Operating Partnerships(Note D)	(498,848)	(401,693)

Expenses
Professional fees	14,974	10,481
Fund management fee (Note C)	99,933	91,932
Amortization	47,411	47,411
General and administrative expenses	13,452	5,459

	175,770	155,283

NET LOSS	$(667,761)	$(516,710)

Net loss allocated to limited partners	$(661,083)	$(511,543)

Net loss allocated to general partner	$(6,678)	$(5,167)

Net loss per BAC	$(.26)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2007	2006

Income
Interest income	$2,563	$2,064
Other income	-	-

	2,563	2,064

Share of loss from Operating Partnerships(Note D)	(282,119)	(183,413)

Expenses
Professional fees	17,595	11,086
Fund management fee (Note C)	82,200	63,650
Amortization	49,456	49,456
General and administrative expenses	13,809	5,569

	163,060	129,761

NET LOSS	$(442,616)	$(311,110)

Net loss allocated to limited partners	$(438,190)	$(307,999)

Net loss allocated to general partner	$(4,426)	$(3,111)

Net loss per BAC	$(.17)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2007	2006

Income
Interest income	$4,135	$1,562
Other income	-	-

	4,135	1,562

Share of loss from Operating Partnerships(Note D)	(278,721)	(338,965)

Expenses
Professional fees	19,451	14,312
Fund management fee (Note C)	68,400	60,750
Amortization	45,162	45,162
General and administrative expenses	12,403	5,206

	145,416	125,430

NET LOSS	$(420,002)	$(462,833)

Net loss allocated to limited partners	$(415,802)	$(458,205)

Net loss allocated to general partner	$(4,200)	$(4,628)

Net loss per BAC	$(.18)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2007	2006

Income
Interest income	$1,931	$3,012
Other income	-	-

	1,931	3,012

Share of loss from Operating Partnerships(Note D)	(414,158)	(347,917)

Expenses
Professional fees	26,188	18,558
Fund management fee (Note C)	91,295	82,762
Amortization	56,864	56,864
General and administrative expenses	13,871	5,701

	188,218	163,885

NET LOSS	$(600,445)	$(508,790)

Net loss allocated to limited partners	$(594,441)	$(503,702)

Net loss allocated to general partner	$(6,004)	$(5,088)

Net loss per BAC	$(.23)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2007	2006

Income
Interest income	$489	$268
Other income	-	636

	489	904

Share of loss from Operating Partnerships(Note D)	(783,715)	(639,646)

Expenses
Professional fees	45,066	26,196
Fund management fee (Note C)	106,685	108,207
Amortization	66,963	66,963
General and administrative expenses	17,058	6,281

	235,772	207,647

NET LOSS	$(1,018,998)	$(846,389)

Net loss allocated to limited partners	$(1,008,808)	$(837,925)

Net loss allocated to general partner	$(10,190)	$(8,464)

Net loss per BAC	$(.35)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2007	2006

Income
Interest income	$6,598	$11,580
Other income	-	-

	6,598	11,580

Share of loss from Operating Partnerships(Note D)	(445,280)	(511,951)

Expenses
Professional fees	34,192	28,724
Fund management fee (Note C)	116,530	112,049
Amortization	58,567	58,111
General and administrative expenses	16,662	7,459

	225,951	206,343

NET LOSS	$(664,633)	$(706,714)

Net loss allocated to limited partners	$(657,987)	$(699,647)

Net loss allocated to general partner	$(6,646)	$(7,067)

Net loss per BAC	$(.24)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2007	2006

Income
Interest income	$8,661	$11,536
Other income	-	-

	8,661	11,536

Share of loss from Operating Partnerships(Note D)	(535,925)	(573,716)

Expenses
Professional fees	38,928	20,936
Fund management fee (Note C)	150,021	144,975
Amortization	83,675	83,435
General and administrative expenses	21,227	7,184

	293,851	256,530

NET LOSS	$(821,115)	$(818,710)

Net loss allocated to limited partners	$(812,904)	$(810,523)

Net loss allocated to general partner	$(8,211)	$(8,187)

Net loss per BAC	$(.22)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2007	2006

Income
Interest income	$21,931	$25,240
Other income	676	-

	22,607	25,240

Share of loss from Operating Partnerships(Note D)	(660,561)	(590,127)

Expenses
Professional fees	20,507	13,848
Fund management fee (Note C)	141,180	124,151
Amortization	56,508	56,508
General and administrative expenses	16,085	7,163

	234,280	201,670

NET LOSS	$(872,234)	$(766,557)

Net loss allocated to limited partners	$(863,512)	$(758,891)

Net loss allocated to general partner	$(8,722)	$(7,666)

Net loss per BAC	$(.32)	$(.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2007	2006

Income
Interest income	$32,720	$48,819
Other income	-	-

	32,720	48,819

Share of loss from Operating Partnerships(Note D)	(555,631)	(717,622)

Expenses
Professional fees	41,239	24,085
Fund management fee (Note C)	179,977	175,139
Amortization	72,442	72,442
General and administrative expenses	21,545	10,744

	315,203	282,410

NET LOSS	$(838,114)	$(951,213)

Net loss allocated to limited partners	$(829,733)	$(941,701)

Net loss allocated to general partner	$(8,381)	$(9,512)

Net loss per BAC	$(.21)	$(.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2007	2006

Income
Interest income	$41,018	$64,749
Other income	-	-

	41,018	64,749

Share of loss from Operating Partnerships(Note D)	(556,231)	(274,012)

Expenses
Professional fees	20,795	12,759
Fund management fee (Note C)	110,813	119,070
Amortization	51,945	51,886
General and administrative expenses	17,204	9,596

	200,757	193,311

NET LOSS	$(715,970)	$(402,574)

Net loss allocated to limited partners	$(708,810)	$(398,548)

Net loss allocated to general partner	$(7,160)	$(4,026)

Net loss per BAC	$(.24)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$258,227,835	$(4,630,243)	$253,597,592

Net loss	(16,112,898)	(162,754)	(16,275,652)

Partners' capital (deficit), September 30, 2007	$242,114,937	$(4,792,997)	$237,321,940

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2007	$(1,517,773)	$(326,696)	$(1,844,469)

Net loss	(366,726)	(3,704)	(370,430)

Partners' capital (deficit), September 30, 2007	$(1,884,499)	$(330,400)	$(2,214,899)

	Limited Partners	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2007	$(688,492)	$(170,542)	$(859,034)

Net loss	(199,387)	(2,014)	(201,401)

Partners' capital (deficit), September 30, 2007	$(887,879)	$(172,556)	$(1,060,435)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2007	$(1,395,317)	$(235,389)	$(1,630,706)

Net loss	(224,556)	(2,268)	(226,824)

Partners' capital (deficit), September 30, 2007	$(1,619,873)	$(237,657)	$(1,857,530)

	Limited Partners	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2007	$(764,475)	$(295,446)	$(1,059,921)

Net loss	(231,698)	(2,340)	(234,038)

Partners' capital (deficit), September 30, 2007	$(996,173)	$(297,786)	$(1,293,959)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2007	$(774,800)	$(194,996)	$(969,796)

Net loss	(196,642)	(1,986)	(198,628)

Partners' capital (deficit), September 30, 2007	$(971,442)	$(196,982)	$(1,168,424)

	Limited Partners	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2007	$1,791,351	$(241,950)	$1,549,401

Net loss	(492,255)	(4,972)	(497,227)

Partners' capital (deficit), September 30, 2007	$1,299,096	$(246,922)	$1,052,174

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2007	$4,657,374	$(296,646)	$4,360,728

Net loss	(636,205)	(6,426)	(642,631)

Partners' capital (deficit), September 30, 2007	$4,021,169	$(303,072)	$3,718,097

	Limited Partners	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2007	$5,744,712	$(150,505)	$5,594,207

Net loss	(720,822)	(7,281)	(728,103)

Partners' capital (deficit), September 30, 2007	$5,023,890	$(157,786)	$4,866,104

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2007	$8,891,693	$(257,405)	$8,634,288

Net loss	(753,187)	(7,608)	(760,795)

Partners' capital (deficit), September 30, 2007	$8,138,506	$(265,013)	$7,873,493

	Limited Partners	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2007	$5,166,042	$(289,885)	$4,876,157

Net loss	(794,839)	(8,029)	(802,868)

Partners' capital (deficit), September 30, 2007	$4,371,203	$(297,914)	$4,073,289

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2007	$5,776,544	$(171,001)	$5,605,543

Net loss	(318,048)	(3,213)	(321,261)

Partners' capital (deficit), September 30, 2007	$5,458,496	$(174,214)	$5,284,282

	Limited Partners	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2007	$8,547,691	$(296,750)	$8,250,941

Net loss	(940,116)	(9,496)	(949,612)

Partners' capital (deficit), September 30, 2007	$7,607,575	$(306,246)	$7,301,329

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2007	$11,505,942	$(294,244)	$11,211,698

Net loss	(928,864)	(9,382)	(938,246)

Partners' capital (deficit), September 30, 2007	$10,577,078	$(303,626)	$10,273,452

	Limited Partners	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2007	$7,735,832	$(149,921)	$7,585,911

Net loss	(502,997)	(5,081)	(508,078)

Partners' capital (deficit), September 30, 2007	$7,232,835	$(155,002)	$7,077,833

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2007	$9,395,021	$(208,526)	$9,186,495

Net loss	(797,926)	(8,060)	(805,986)

Partners' capital (deficit), September 30, 2007	$8,597,095	$(216,586)	$8,380,509

	Limited Partners	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2007	$14,300,459	$(140,424)	$14,160,035

Net loss	(632,851)	(6,392)	(639,243)

Partners' capital (deficit), September 30, 2007	$13,667,608	$(146,816)	$13,520,792

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2007	$8,265,254	$(96,981)	$8,168,273

Net loss	(384,509)	(3,884)	(388,393)

Partners' capital (deficit), September 30, 2007	$7,880,745	$(100,865)	$7,779,880

	Limited Partners	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2007	$12,095,577	$(95,563)	$12,000,014

Net loss	(661,083)	(6,678)	(667,761)

Partners' capital (deficit), September 30, 2007	$11,434,494	$(102,241)	$11,332,253

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2007	$13,061,992	$(88,550)	$12,973,442

Net loss	(438,190)	(4,426)	(442,616)

Partners' capital (deficit), September 30, 2007	$12,623,802	$(92,976)	$12,530,826

	Limited Partners	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2007	$11,641,843	$(80,831)	$11,561,012

Net loss	(415,802)	(4,200)	(420,002)

Partners' capital (deficit), September 30, 2007	$11,226,041	$(85,031)	$11,141,010

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2007	$14,049,954	$(85,296)	$13,964,658

Net loss	(594,441)	(6,004)	(600,445)

Partners' capital (deficit), September 30, 2007	$13,455,513	$(91,300)	$13,364,213

	Limited Partners	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2007	$11,663,976	$(133,868)	$11,530,108

Net loss	(1,008,808)	(10,190)	(1,018,998)

Partners' capital (deficit), September 30, 2007	$10,655,168	$(144,058)	$10,511,110

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2007	$16,418,546	$(77,528)	$16,341,018

Net loss	(657,987)	(6,646)	(664,633)

Partners' capital (deficit), September 30, 2007	$15,760,559	$(84,174)	$15,676,385

	Limited Partners	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2007	$22,105,888	$(101,478)	$22,004,410

Net loss	(812,904)	(8,211)	(821,115)

Partners' capital (deficit), September 30, 2007	$21,292,984	$(109,689)	$21,183,295

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2007	$17,884,116	$(59,199)	$17,824,917

Net loss	(863,512)	(8,722)	(872,234)

Partners' capital (deficit), September 30, 2007	$17,020,604	$(67,921)	$16,952,683

	Limited Partners	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2007	$29,167,318	$(62,615)	$29,104,703

Net loss	(829,733)	(8,381)	(838,114)

Partners' capital (deficit), September 30, 2007	$28,337,585	$(70,996)	$28,266,589

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2007	$23,501,567	$(28,008)	$23,473,559

Net loss	(708,810)	(7,160)	(715,970)

Partners' capital (deficit), September 30, 2007	$22,792,757	$(35,168)	$22,757,589

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(16,275,652)	$(16,137,519)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	805,123	804,368
Distributions from Operating Partnerships	234,365	177,675
Share of Loss from Operating Partnerships	11,146,391	11,731,545
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,040	(21,406)
Decrease (Increase) in accounts receivable	(17,112)	(16,931)
(Decrease) Increase in accounts payable affiliates	3,343,034	2,286,910

Net cash (used in) provided by operating activities	(762,811)	(1,175,358)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(15,515)
Capital contributions paid to Operating Partnerships	(1,234,431)	(2,567,911)
Proceeds from sale of operating Limited partnerships:	-	7,016
(Advances to) repayments from Operating Partnerships	78,150	578,143
Investments	-	2,556,017

Net cash (used in) provided by investing activities	(1,156,281)	557,750

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,919,092)	(617,608)

Cash and cash equivalents, beginning	9,316,159	11,837,413

Cash and cash equivalents, ending	$7,397,067	$11,219,805

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$860,207	$720,684

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$78,896	$57,627

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(370,430)	$(500,396)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	1,786	1,786
Distributions from Operating Partnerships	14,900	16,068
Share of Loss from Operating Partnerships	196,579	344,645
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(17,112)	16,522
(Decrease) Increase in accounts payable affiliates	118,876	(422,476)

Net cash (used in) provided by operating activities	(55,401)	(543,851)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	7,016
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	7,016

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,401)	(536,835)

Cash and cash equivalents, beginning	241,848	802,957

Cash and cash equivalents, ending	$186,447	$266,122

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(201,401)	$(245,315)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	977	977
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	69,936	106,279
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	120,939	112,920

Net cash (used in) provided by operating activities	(9,549)	(25,139)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,549)	(25,139)

Cash and cash equivalents, beginning	12,391	60,403

Cash and cash equivalents, ending	$2,842	$35,264

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(226,824)	$(224,044)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	3,070	3,070
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	49,793	84,685
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	130,694	127,295

Net cash (used in) provided by operating activities	(43,267)	(8,994)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(14,663)	(1,500)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(14,663)	(1,500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,930)	(10,494)

Cash and cash equivalents, beginning	129,911	170,119

Cash and cash equivalents, ending	$71,981	$159,625

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(234,038)	$(540,493)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	4,565	4,565
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	62,671	395,282
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	123,557	120,132

Net cash (used in) provided by operating activities	(43,245)	(20,514)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,245)	(20,514)

Cash and cash equivalents, beginning	64,648	84,479

Cash and cash equivalents, ending	$21,403	$63,965

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(198,628)	$(302,534)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	5,102	5,102
Distributions from Operating Partnerships	5,024	9,739
Share of Loss from Operating Partnerships	44,022	165,494
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	113,868	113,868

Net cash (used in) provided by operating activities	(30,612)	(8,331)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,612)	(8,331)

Cash and cash equivalents, beginning	164,634	172,640

Cash and cash equivalents, ending	$134,022	$164,309

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(497,227)	$(418,813)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	7,609	7,609
Distributions from Operating Partnerships	8,839	11,525
Share of Loss from Operating Partnerships	314,489	257,957
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	136,338	121,338

Net cash (used in) provided by operating activities	(29,952)	(20,384)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,952)	(20,384)

Cash and cash equivalents, beginning	249,177	263,159

Cash and cash equivalents, ending	$219,225	$242,775

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(642,631)	$(844,992)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	8,452	8,452
Distributions from Operating Partnerships	62,337	71,177
Share of Loss from Operating Partnerships	381,752	616,002
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	217,378	167,380

Net cash (used in) provided by operating activities	27,288	18,019

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,288	18,019

Cash and cash equivalents, beginning	218,953	285,372

Cash and cash equivalents, ending	$246,241	$303,391

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 26

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(728,103)	$(656,447)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	7,827	7,827
Distributions from Operating Partnerships	236	118
Share of Loss from Operating Partnerships	533,884	492,427
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	160,845	157,602

Net cash (used in) provided by operating activities	(25,311)	1,527

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,311)	1,527

Cash and cash equivalents, beginning	100,228	116,714

Cash and cash equivalents, ending	$74,917	$118,241

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(760,795)	$(690,907)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	1,650	1,650
Distributions from Operating Partnerships	88,400	(12,920)
Share of Loss from Operating Partnerships	572,818	544,892
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	117,058	92,058

Net cash (used in) provided by operating activities	19,131	(65,227)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,131	(65,227)

Cash and cash equivalents, beginning	256,644	433,154

Cash and cash equivalents, ending	$275,775	$367,927

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(802,868)	$(739,316)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	1,656	1,656
Distributions from Operating Partnerships	-	1,200
Share of Loss from Operating Partnerships	601,942	556,083
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	168,990	128,990

Net cash (used in) provided by operating activities	(30,280)	(51,387)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	134,706

Net cash (used in) provided by investing activities	-	134,706

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,280)	83,319

Cash and cash equivalents, beginning	194,755	134,976

Cash and cash equivalents, ending	$164,475	$218,295

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 29

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(321,261)	$(542,505)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	10,619	10,619
Distributions from Operating Partnerships	24,613	23,288
Share of Loss from Operating Partnerships	188,889	413,323
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,040	-
Decrease (Increase) in accounts receivable	-	(19,167)
(Decrease) Increase in accounts payable affiliates	93,086	60,460

Net cash (used in) provided by operating activities	(3,014)	(53,982)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,014)	(53,982)

Cash and cash equivalents, beginning	291,351	412,161

Cash and cash equivalents, ending	$288,337	$358,179

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(949,612)	$(972,121)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	1,320	1,357
Share of Loss from Operating Partnerships	738,612	780,106
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	202,225	198,720

Net cash (used in) provided by operating activities	(7,455)	8,062

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,455)	8,062

Cash and cash equivalents, beginning	118,708	128,337

Cash and cash equivalents, ending	$111,253	$136,399

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(938,246)	$(940,878)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	18,362	18,362
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	706,849	745,026
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	165,772	115,771

Net cash (used in) provided by operating activities	(47,263)	(61,719)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,263)	(61,719)

Cash and cash equivalents, beginning	305,931	386,782

Cash and cash equivalents, ending	$258,668	$325,063

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(508,078)	$(533,188)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	13,638	13,638
Distributions from Operating Partnerships	1,783	-
Share of Loss from Operating Partnerships	391,121	455,381
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	90,169	86,982

Net cash (used in) provided by operating activities	(11,367)	22,813

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	32,300
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	32,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,367)	55,113

Cash and cash equivalents, beginning	189,375	197,136

Cash and cash equivalents, ending	$178,008	$252,249

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(805,986)	$(699,156)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	21,969	21,969
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	597,516	510,933
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	149,909	146,598

Net cash (used in) provided by operating activities	(36,592)	(19,656)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,592)	(19,656)

Cash and cash equivalents, beginning	83,640	124,985

Cash and cash equivalents, ending	$47,048	$105,329

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(639,243)	$(658,744)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	64,617	64,617
Distributions from Operating Partnerships	2,000	-
Share of Loss from Operating Partnerships	439,595	468,919
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	114,180	74,180

Net cash (used in) provided by operating activities	(18,851)	(51,028)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,851)	(51,028)

Cash and cash equivalents, beginning	351,387	481,041

Cash and cash equivalents, ending	$332,536	$430,013

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(388,393)	$(336,070)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	44,231	44,231
Distributions from Operating Partnerships	5,641	9,565
Share of Loss from Operating Partnerships	244,734	215,049
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	147
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	83,444	83,144

Net cash (used in) provided by operating activities	(10,343)	16,066

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,343)	16,066

Cash and cash equivalents, beginning	91,246	79,450

Cash and cash equivalents, ending	$80,903	$95,516

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(667,761)	$(516,710)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	47,411	47,411
Distributions from Operating Partnerships	2,814	5,471
Share of Loss from Operating Partnerships	498,848	401,693
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	1,817
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	102,432	87,432

Net cash (used in) provided by operating activities	(16,256)	27,114

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	67,239
Investments	-	-

Net cash (used in) provided by investing activities	-	67,239

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,256)	94,353

Cash and cash equivalents, beginning	309,615	268,593

Cash and cash equivalents, ending	$293,359	$362,946

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(442,616)	$(311,110)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	49,456	49,456
Distributions from Operating Partnerships	-	814
Share of Loss from Operating Partnerships	282,119	183,413
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	61
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	82,200	86,298

Net cash (used in) provided by operating activities	(28,841)	8,932

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,841)	8,932

Cash and cash equivalents, beginning	205,640	193,474

Cash and cash equivalents, ending	$176,799	$202,406

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(420,002)	$(462,833)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	45,162	45,162
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	278,721	338,965
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	18,400	32,460

Net cash (used in) provided by operating activities	(77,719)	(46,246)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,719)	(46,246)

Cash and cash equivalents, beginning	274,404	368,313

Cash and cash equivalents, ending	$196,685	$322,067

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(600,445)	$(508,790)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	56,864	56,864
Distributions from Operating Partnerships	-	24,773
Share of Loss from Operating Partnerships	414,158	347,917
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	24,761
(Decrease) Increase in accounts payable affiliates	100,008	64,142

Net cash (used in) provided by operating activities	(29,415)	9,667

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,415)	9,667

Cash and cash equivalents, beginning	177,375	216,126

Cash and cash equivalents, ending	$147,960	$225,793

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,018,998)	$(846,389)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	66,963	66,963
Distributions from Operating Partnerships	12,264	2,769
Share of Loss from Operating Partnerships	783,715	639,646
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(16,471)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	148,075	156,434

Net cash (used in) provided by operating activities	(7,981)	2,952

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(80,401)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(80,401)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,981)	(77,449)

Cash and cash equivalents, beginning	18,375	83,998

Cash and cash equivalents, ending	$10,394	$6,549

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(664,633)	$(706,714)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	58,567	58,111
Distributions from Operating Partnerships	2,212	3,519
Share of Loss from Operating Partnerships	445,280	511,951
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	130,803	130,234

Net cash (used in) provided by operating activities	(27,771)	(2,899)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(105,290)	(292,695)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	(30,000)	(172,122)
Investments	-	-

Net cash (used in) provided by investing activities	(135,290)	(464,817)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(163,061)	(467,716)

Cash and cash equivalents, beginning	460,921	971,373

Cash and cash equivalents, ending	$297,860	$503,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$493,907

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$39,134

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(821,115)	$(818,710)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	83,675	83,435
Distributions from Operating Partnerships	707	1,526
Share of Loss from Operating Partnerships	535,925	573,716
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	157,557
(Decrease) Increase in accounts payable affiliates	103,390	68,025

Net cash (used in) provided by operating activities	(97,418)	65,549

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(56,694)	(136,066)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	650,726
Investments	-	-

Net cash (used in) provided by investing activities	(56,694)	514,660

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(154,112)	580,209

Cash and cash equivalents, beginning	596,017	189,255

Cash and cash equivalents, ending	$441,905	$769,464

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$226,777

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(872,234)	$(766,557)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	56,508	56,508
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	660,561	590,127
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(196,604)
(Decrease) Increase in accounts payable affiliates	142,352	67,351

Net cash (used in) provided by operating activities	(12,813)	(249,175)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(233,600)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	108,150	-
Investments	-	228,762

Net cash (used in) provided by investing activities	108,150	(4,838)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,337	(254,013)

Cash and cash equivalents, beginning	832,233	1,356,192

Cash and cash equivalents, ending	$927,570	$1,102,179

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$78,896	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(838,114)	$(951,213)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	72,442	72,442
Distributions from Operating Partnerships	679	7,686
Share of Loss from Operating Partnerships	555,631	717,622
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,960)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	133,282	71,317

Net cash (used in) provided by operating activities	(76,080)	(89,106)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(312,033)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	1,046,688

Net cash (used in) provided by investing activities	-	734,655

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,080)	645,549

Cash and cash equivalents, beginning	1,404,092	1,167,018

Cash and cash equivalents, ending	$1,328,012	$1,812,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(715,970)	$(402,574)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	51,945	51,886
Distributions from Operating Partnerships	596	-
Share of Loss from Operating Partnerships	556,231	274,012
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	74,764	38,255

Net cash (used in) provided by operating activities	(32,434)	(38,421)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(15,515)
Capital contributions paid to Operating Partnerships	(1,057,784)	(1,511,616)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	1,145,861

Net cash (used in) provided by investing activities	(1,057,784)	(381,270)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,090,218)	(419,691)

Cash and cash equivalents, beginning	1,972,660	2,689,206

Cash and cash equivalents, ending	$882,442	$2,269,515

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$860,207	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$18,493

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. On April 18, 1996, an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series, became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series, became effective. On July 24, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series, became effective. On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 1, 2003 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.

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
September 30, 2007
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2007 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of September 30, 2007 and 2006 are as follows:

	2007	2006
Series 20	$ 30,363	$ 26,792
Series 21	16,608	14,654
Series 22	52,189	46,048
Series 23	73,284	64,154
Series 24	86,738	76,534
Series 25	87,110	76,862
Series 26	145,922	129,018
Series 27	127,050	112,101
Series 28	28,051	24,751
Series 29	28,006	24,695
Series 30	180,392	159,153
Series 32	257,091	226,695
Series 33	230,955	203,677
Series 34	366,741	323,385
Series 35	1,040,639	917,776
Series 36	710,079	625,719
Series 37	671,614	581,629
Series 38	575,384	479,485
Series 39	504,727	416,946
Series 40	481,766	379,366
Series 41	634,321	518,786
Series 42	507,126	393,182
Series 43	657,232	509,076
Series 44	380,356	278,676
Series 45	436,599	314,533
Series 46	307,311	218,667
	$8,617,654	$7,142,360

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securites, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partner, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2007 and 2006 are as follows:
	2007	2006
Series 20	$ 84,438	$ 84,438
Series 21	41,304	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,934
Series 25	68,169	68,169
Series 26	108,689	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	84,495	84,495
Series 30	46,543	55,230
Series 31	99,360	99,360
Series 32	82,886	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,001
Series 41	61,708	68,610
Series 42	63,080	63,042
Series 43	76,695	76,610
Series 44	71,176	71,176
Series 45	91,641	92,136
Series 46	62,382	61,036
	$1,776,093	$1,805,861

The fund management fees paid for the quarters ended September 30, 2007 and 2006 are as follows:
	2007	2006
Series 45	-	$ 46,018
Series 46	-	34,147
	$ -	$130,165

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the years ended September 30, 2007 and 2006 are as follows:
	2007	2006
Series 20	$ 50,000	$250,023
Series 28	50,000	-
Series 39	50,000	-
Series 43	50,000	-
Series 45	50,000	112,954
Series 46	50,000	83,815
	$300,000	$446,792

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

During the six months ended September 30, 2007 the Fund did not receive any proceeds from dispositions.

During the six months ended September 30, 2006 the Fund received additional proceeds of $7,016 from one operating limited partnership in Series 20 which was disposed of in the prior year and was recorded as a gain as of September 30, 2006.

The gain described above from the dispositions of properties is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund's investment in the Operating Partnership. As such, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

At September 30, 2007 and 2006 the Fund has limited partnership interests in 513 and 515 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2007 and 2006 are as follows:
	2007	2006
Series 20	22	22
Series 21	13	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2007	2006
Series 29	22	22
Series 30	18	18
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	21	22
Series 42	23	23
Series 43	23	23
Series 44	10	10
Series 45	30	31
Series 46	15	14
	513	515

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2007 and 2006 are as follows:
	2007	2006
Series 21	$ 236,479	$ 236,479
Series 22	4,107	18,770
Series 24	9,999	9,999
Series 25	61,733	61,733
Series 26	29,490	29,490
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	45,783	45,783
Series 30	127,396	127,396
Series 31	611,150	611,150
Series 32	298,561	484,756
Series 33	194,154	194,154
Series 34	8,244	8,244
Series 35	163,782	163,782
Series 37	138,438	138,438
Series 40	8,694	8,694
Series 41	100	165
Series 42	608,184	775,421
Series 43	433,828	490,522
Series 44	702,126	781,022
Series 45	902,834	1,125,447
Series 46	392,966	590,543
	$5,058,765	$5,982,705

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2007.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2007	2006

Revenues
Rental	$80,371,180	$77,516,315
Interest and other	3,563,973	3,257,160

	83,935,153	80,773,475

Expenses
Interest	22,285,736	21,596,325
Depreciation and amortization	25,148,429	24,182,552
Operating expenses	51,015,950	49,352,317

	98,450,115	95,131,194

NET LOSS	$(14,514,962)	$(14,357,719)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(14,369,812)	$(14,207,236)

Net loss allocated to other Partners	$(145,150)	$(143,467)

* Amounts include $3,223,421 and $2,475,691 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2007	2006

Revenues
Rental	$4,533,894	$4,754,535
Interest and other	455,851	262,778

	4,989,745	5,017,313

Expenses
Interest	1,278,550	1,318,397
Depreciation and amortization	1,454,375	1,144,293
Operating expenses	2,868,105	3,093,043

	5,601,030	5,555,733

NET LOSS	$(611,285)	$(538,420)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(605,172)	$(533,006)

Net loss allocated to other Partners	$(6,113)	$(5,414)

* Amounts include $408,593 and $181,345 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2007	2006

Revenues
Rental	$2,246,993	$2,552,420
Interest and other	57,931	89,222

	2,304,924	2,641,642

Expenses
Interest	783,882	968,024
Depreciation and amortization	467,589	455,479
Operating expenses	1,716,938	2,107,721

	2,968,409	3,531,224

NET LOSS	$(663,485)	$(889,582)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(656,850)	$(880,686)

Net loss allocated to other Partners	$(6,635)	$(8,896)

* Amounts include $586,914 and $774,407 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22

	2007	2006

Revenues
Rental	$2,949,027	$2,864,336
Interest and other	167,034	155,782

	3,116,061	3,020,118

Expenses
Interest	621,745	642,087
Depreciation and amortization	833,922	814,987
Operating expenses	2,126,104	1,995,451

	3,581,771	3,452,525

NET LOSS	$(465,710)	$(432,407)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(461,053)	$(428,083)

Net loss allocated to other Partners	$(4,657)	$(4,324)

* Amounts include $411,260 and $343,398 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23

	2007	2006

Revenues
Rental	$3,359,318	$2,597,136
Interest and other	152,827	83,396

	3,512,145	2,680,532

Expenses
Interest	812,670	675,491
Depreciation and amortization	844,011	614,101
Operating expenses	2,361,445	1,790,216

	4,018,126	3,079,808

NET LOSS	$(505,981)	$(399,276)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(500,920)	$(395,282)

Net loss allocated to other Partners	$(5,061)	$(3,994)

* Amounts include $438,249 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24

	2007	2006

Revenues
Rental	$2,414,359	$2,324,862
Interest and other	72,750	47,184

	2,487,109	2,372,046

Expenses
Interest	591,126	471,425
Depreciation and amortization	665,567	662,906
Operating expenses	1,627,290	1,572,222

	2,883,983	2,706,553

NET LOSS	$(396,874)	$(334,507)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(392,905)	$(331,162)

Net loss allocated to other Partners	$(3,969)	$(3,345)

* Amounts include $348,883 and $165,668 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25

	2007	2006

Revenues
Rental	$4,492,981	$4,324,023
Interest and other	71,933	118,271

	4,564,914	4,442,294

Expenses
Interest	1,155,567	1,059,202
Depreciation and amortization	909,546	967,722
Operating expenses	2,957,947	2,964,235

	5,023,060	4,991,159

NET LOSS	$(458,146)	$(548,865)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(453,565)	$(543,376)

Net loss allocated to other Partners	$(4,581)	$(5,489)

* Amounts include $139,076 and $285,419 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26

	2007	2006

Revenues
Rental	$5,378,663	$5,143,370
Interest and other	217,680	232,502

	5,596,343	5,375,872

Expenses
Interest	1,199,734	1,252,446
Depreciation and amortization	1,462,468	1,350,210
Operating expenses	3,561,920	3,557,113

	6,224,122	6,159,769

NET LOSS	$(627,779)	$(783,897)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(621,501)	$(776,058)

Net loss allocated to other Partners	$(6,278)	$(7,839)

* Amounts include $239,749 and $160,056 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27

	2007	2006

Revenues
Rental	$3,694,516	$3,471,863
Interest and other	60,031	105,867

	3,754,547	3,577,730

Expenses
Interest	1,356,836	1,389,556
Depreciation and amortization	884,867	871,240
Operating expenses	2,119,174	1,911,839

	4,360,877	4,172,635

NET LOSS	$(606,330)	$(594,905)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(600,267)	$(588,956)

Net loss allocated to other Partners	$(6,063)	$(5,949)

* Amounts include $66,383 and $96,529 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28

	2007	2006

Revenues
Rental	$3,316,979	$3,292,980
Interest and other	80,398	79,499

	3,397,377	3,372,479

Expenses
Interest	741,781	814,181
Depreciation and amortization	1,098,345	1,106,729
Operating expenses	2,143,675	2,004,338

	3,983,801	3,925,248

NET LOSS	$(586,424)	$(552,769)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(580,560)	$(547,241)

Net loss allocated to other Partners	$(5,864)	$(5,528)

* Amounts include $7,742 and $2,349 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2007	2006

Revenues
Rental	$3,304,955	$3,261,060
Interest and other	261,113	290,850

	3,566,068	3,551,910

Expenses
Interest	1,051,434	847,860
Depreciation and amortization	1,238,610	1,249,376
Operating expenses	2,083,960	2,045,634

	4,374,004	4,142,870

NET LOSS	$(807,936)	$(590,960)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(799,857)	$(585,050)

Net loss allocated to other Partners	$(8,079)	$(5,910)

* Amounts include $197,915 and $28,967 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30

	2007	2006

Revenues
Rental	$2,391,171	$2,511,563
Interest and other	155,410	115,425

	2,546,581	2,626,988

Expenses
Interest	468,114	584,931
Depreciation and amortization	596,462	685,364
Operating expenses	1,672,802	1,917,919

	2,737,378	3,188,214

NET LOSS	$(190,797)	$(561,226)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(188,889)	$(555,614)

Net loss allocated to other Partners	$(1,908)	$(5,612)

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31

	2007	2006

Revenues
Rental	$5,222,927	$5,122,115
Interest and other	237,540	204,224

	5,460,467	5,326,339

Expenses
Interest	1,249,822	1,178,310
Depreciation and amortization	1,611,160	1,538,377
Operating expenses	3,391,292	3,414,945

	6,252,274	6,131,632

NET LOSS	$(791,807)	$(805,293)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(783,889)	$(797,385)

Net loss allocated to other Partners	$(7,918)	$(7,908)

* Amounts include $45,277 and $17,279 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32

	2007	2006

Revenues
Rental	$2,863,638	$2,796,807
Interest and other	111,991	138,696

	2,975,629	2,935,503

Expenses
Interest	744,746	704,546
Depreciation and amortization	1,209,857	1,221,754
Operating expenses	1,750,478	1,792,656

	3,705,081	3,718,956

NET LOSS	$(729,452)	$(783,453)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(722,157)	$(775,618)

Net loss allocated to other Partners	$(7,295)	$(7,835)

* Amounts include $15,308 and $30,592 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33

	2007	2006

Revenues
Rental	$1,682,082	$1,483,468
Interest and other	51,488	43,924

	1,733,570	1,527,392

Expenses
Interest	529,663	461,111
Depreciation and amortization	630,747	614,705
Operating expenses	968,231	911,557

	2,128,641	1,987,373

NET LOSS	$(395,071)	$(459,981)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(391,121)	$(455,381)

Net loss allocated to other Partners	$(3,950)	$(4,600)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34

	2007	2006

Revenues
Rental	$2,927,800	$2,931,533
Interest and other	141,631	129,813

	3,069,431	3,061,346

Expenses
Interest	888,923	813,105
Depreciation and amortization	1,078,946	1,054,344
Operating expenses	1,705,114	1,709,992

	3,672,983	3,577,441

NET LOSS	$(603,552)	$(516,095)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(597,516)	$(510,933)

Net loss allocated to other Partners	$(6,036)	$(5,162)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

Series 35

	2007	2006

Revenues
Rental	$2,188,023	$2,295,259
Interest and other	99,848	101,189

	2,287,871	2,396,448

Expenses
Interest	688,062	607,113
Depreciation and amortization	763,121	762,412
Operating expenses	1,408,669	1,500,578

	2,859,852	2,870,103

NET LOSS	$(571,981)	$(473,655)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(566,261)	$(468,919)

Net loss allocated to other Partners	$(5,720)	$(4,736)

* Amounts include $126,666 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36

	2007	2006

Revenues
Rental	$1,645,496	$1,635,567
Interest and other	66,769	61,658

	1,712,265	1,697,225

Expenses
Interest	480,317	482,938
Depreciation and amortization	520,962	516,008
Operating expenses	960,341	915,553

	1,961,620	1,914,499

NET LOSS	$(249,355)	$(217,274)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(246,861)	$(215,101)

Net loss allocated to other Partners	$(2,494)	$(2,173)

* Amounts include $2,127 and $52 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2007	2006

Revenues
Rental	$2,147,102	$2,275,169
Interest and other	77,721	49,977

	2,224,823	2,325,146

Expenses
Interest	635,671	559,844
Depreciation and amortization	813,928	898,913
Operating expenses	1,279,110	1,272,139

	2,728,709	2,730,896

NET LOSS	$(503,886)	$(405,750)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(498,848)	$(401,693)

Net loss allocated to other Partners	$(5,038)	$(4,057)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38

	2007	2006

Revenues
Rental	$1,641,135	$1,737,386
Interest and other	78,957	76,574

	1,720,092	1,813,960

Expenses
Interest	402,416	434,587
Depreciation and amortization	596,084	594,389
Operating expenses	1,006,561	970,250

	2,005,061	1,999,226

NET LOSS	$(284,969)	$(185,266)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(282,119)	$(183,413)

Net loss allocated to other Partners	$(2,850)	$(1,853)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39

	2007	2006

Revenues
Rental	$1,266,010	$1,236,281
Interest and other	87,575	74,791

	1,353,585	1,311,072

Expenses
Interest	292,737	305,622
Depreciation and amortization	502,971	543,321
Operating expenses	839,414	804,518

	1,635,122	1,653,461

NET LOSS	$(281,537)	$(342,389)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(278,721)	$(338,965)

Net loss allocated to other Partners	$(2,816)	$(3,424)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40

	2007	2006

Revenues
Rental	$1,889,275	$1,843,185
Interest and other	53,456	51,949

	1,942,731	1,895,134

Expenses
Interest	480,973	486,698
Depreciation and amortization	685,495	692,198
Operating expenses	1,194,604	1,067,670

	2,361,072	2,246,566

NET LOSS	$(418,341)	$(351,432)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(414,158)	$(347,917)

Net loss allocated to other Partners	$(4,183)	$(3,515)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2007	2006

Revenues
Rental	$2,492,644	$2,581,138
Interest and other	94,932	110,047

	2,587,576	2,691,185

Expenses
Interest	953,099	1,081,486
Depreciation and amortization	952,745	964,189
Operating expenses	1,473,485	1,419,355

	3,379,329	3,465,030

NET LOSS	$(791,753)	$(773,845)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(783,835)	$(776,107)

Net loss allocated to other Partners	$(7,918)	$(7,738)

* Amounts include $120 and $126,461 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42

	2007	2006

Revenues
Rental	$2,808,446	$2,638,371
Interest and other	88,452	82,875

	2,896,898	2,721,246

Expenses
Interest	781,506	757,948
Depreciation and amortization	910,459	884,421
Operating expenses	1,670,475	1,598,999

	3,362,440	3,241,368

NET LOSS	$(465,542)	$(520,122)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(460,887)	$(514,921)

Net loss allocated to other Partners	$(4,655)	$(5,201)

* Amounts include $15,607 and $2,970 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43

	2007	2006

Revenues
Rental	$3,229,529	$3,285,634
Interest and other	115,260	131,219

	3,344,789	3,416,853

Expenses
Interest	779,973	769,839
Depreciation and amortization	1,226,864	1,277,877
Operating expenses	1,969,640	2,067,747

	3,976,477	4,115,463

NET LOSS	$(631,688)	$(698,610)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(625,371)	$(691,624)

Net loss allocated to other Partners	$(6,317)	$(6,986)

* Amounts include $89,446 and $117,908 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44

	2007	2006

Revenues
Rental	$3,757,977	$2,640,437
Interest and other	178,734	153,677

	3,936,711	2,794,114

Expenses
Interest	1,389,935	1,020,026
Depreciation and amortization	1,036,873	836,780
Operating expenses	2,177,135	1,533,397

	4,603,943	3,390,203

NET LOSS	$(667,232)	$(596,089)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(660,561)	$(590,127)

Net loss allocated to other Partners	$(6,671)	$(5,962)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45

	2007	2006

Revenues
Rental	$4,319,687	$3,913,362
Interest and other	263,394	219,794

	4,583,081	4,133,156

Expenses
Interest	1,235,924	1,221,147
Depreciation and amortization	1,469,783	1,296,599
Operating expenses	2,523,573	2,340,281

	5,229,280	4,858,027

NET LOSS	$(646,199)	$(724,871)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(639,737)	$(717,622)

Net loss allocated to other Partners	$(6,462)	$(7,249)

* Amounts include $84,106 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46

	2007	2006

Revenues
Rental	$2,206,553	$2,002,455
Interest and other	63,267	45,977

	2,269,820	2,048,432

Expenses
Interest	690,530	688,405
Depreciation and amortization	682,672	563,858
Operating expenses	1,458,468	1,072,949

	2,831,670	2,325,212

NET LOSS	$(561,850)	$(276,780)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(556,231)	$(274,012)

Net loss allocated to other Partners	$(5,619)	$(2,768)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended September 30, 2007 and 2006, numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors, including an decrease in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2007 were $1,776,093 and total fund management fees accrued as of September 30, 2007 were $37,198,804. During the quarter and year ended September 30, 2007, $0 and $300,000, respectively, of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2007, an affiliate of the general partner of the Fund advanced a total of $1,321,618 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable- affiliates. During the quarter and year ended September 30, 2007, $75,692 and $84,406, respectively, were advanced to the Fund an affiliate of the general partner. Below is a summary, by series, of the advances made in the current year, as well as the total advances made to date.

	Current Period	Total
Series 21	$ 23,175	$ 46,075
Series 22	3,398	3,398
Series 23	3,425	12,978
Series 27	3,243	11,540
Series 31	3,505	13,608
Series 33	3,187	3,187
Series 34	3,311	12,089
Series 36	3,146	79,378
Series 38	-	69,188
Series 39	-	220,454
Series 40	8,713	297,729
Series 41	24,660	295,028
Series 42	4,643	205,484
Series 43	-	51,482
	$ 84,406	$1,321,618

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2007.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended September 30, 2007, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in one of the Operating Partnership and 13 remain.

During the quarter ended September 30, 2007, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of September 30, 2007, all of which has been loaned to the Operating Partnership. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2007, Series 22 recorded capital contribution releases of $14,663. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $4,107 as of September 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended September 30, 2007, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended September 30,2007, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of September 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539.

During the quarter ended September 30, 2007, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of September 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended September 30, 2007, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of September 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended September 30, 2007, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of September 30, 2007. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended September 30, 2007, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of September 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended September 30, 2007, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of September 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2007, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2007. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended September 30, 2007, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 5 Operating Partnerships in the amount of $611,150 as of September 30, 2007. Of the amount outstanding, $544,766 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The advances, loans and escrowed funds will be converted to capital and the remaining contributions of $41,384 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2007, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of September 30, 2007. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans and escrowed funds will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended September 30, 2007, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of September 30, 2007. Of the amount outstanding $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $69,154 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended September 30, 2007, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of September 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended September 30, 2007, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable to 1 Operating Partnership in the amount of $163,782 as of September 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended September 30, 2007, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2007, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2007, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2007. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2007, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of September 30, 2007. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2007, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of September 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. As of September 30, 2007 two of the properties has been disposed of and 21 remain.

During the quarter ended September 30, 2007, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120.

During the quarter ended September 30, 2007, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 6 Operating Partnerships in the amount of $608,184 as of September 30, 2007. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $274,365 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2007, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 6 Operating Partnerships in the amount of $433,828 as of September 30, 2007. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $183,526 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2007, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $702,126 as of September 30, 2007. Of the amount outstanding, $304,754 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $397,372 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 45. As of September 30, 2007 one of the properties has been disposed of and 30 remain.

During the quarter ended September 30, 2007, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 3 Operating Partnerships in the amount of $902,834 as of September 30, 2007. Of the amount outstanding, $567,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $335,291 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2007, Series 46 recorded capital contribution releases of $451,570. Series 46 has outstanding contributions payable to 4 Operating Partnerships in the amount of $392,966 as of September 30, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2007 and 2006, the Fund held limited partnership interests in 513 and 515 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2007 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 20	$ 69,884	$ 14,554	$ 148,791	$ 20,085
Series 21	41,304	-	94,226	3,538
Series 22	61,136	2,512	119,083	8,213
Series 23	60,066	-	118,382	1,750
Series 24	54,526	2,408	109,298	4,570
Series 25	62,360	5,809	130,047	6,291
Series 26	87,415	21,274	187,168	30,210
Series 27	75,551	3,250	149,368	8,234
Series 28	54,022	29,507	136,951	30,107
Series 29	75,921	8,574	142,983	26,007
Series 30	28,246	18,297	74,789	18,297
Series 31	95,687	3,673	159,908	38,812
Series 32	82,886	-	165,772	-
Series 33	38,491	5,000	75,893	11,089
Series 34	73,299	-	146,598	-
Series 35	57,090	-	106,677	7,503
Series 36	37,361	2,788	73,764	6,534
Series 37	48,716	2,500	99,933	2,499
Series 38	41,100	-	82,200	-
Series 39	34,200	-	68,400	-
Series 40	49,739	265	91,295	-
Series 41	53,308	8,400	106,685	16,730
Series 42	57,190	5,890	116,530	9,630
Series 43	76,691	4	150,021	3,369
Series 44	70,176	1,000	141,180	1,172
Series 45	89,641	2,000	179,977	3,305
Series 46	51,931	10,451	110,813	13,951
	$1,627,937	$148,156	$3,286,732	$271,896

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 20 reflects net loss from Operating Partnerships of $(611,285) and $(538,420), respectively, which includes depreciation and amortization of $1,454,375 and $1,144,293, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

The average occupancy for East Douglas Apartments for the third quarter of 2007 was 69%, and the 2007 year to date average occupancy at the end of the third quarter was 75%. Occupancy decreased significantly in February and March 2007 and remained low throughout the second quarter of 2007 due to ten units that went off-line as the result of two separate sprinkler damage events. A dryer fire caused the first event in one of the units and the second event was the result of freezing pipes. Management has been able to get the units back on-line and is awaiting insurance claim proceeds. Occupancy further decreased to 67% in May of 2007 due to the lack of maintenance personnel. The site manager was handling maintenance issues, when time allowed, in addition to managing the property full time. In July 2007, a maintenance technician was hired. Occupancy for September 2007 has increased to 79% and management anticipates continued improvement.

The property expended cash in 2006 because of extraordinary repairs and maintenance that could not be funded from the replacement reserve, which had been depleted significantly in 2005. Cash flow did improve in the third and fourth quarters of 2006 after the repairs were complete. However, due to the reduced occupancy noted above, cash flow again deteriorated in 2007 and $17,112 of funding from the investment partnership was necessary in the third quarter of 2007 to bring the real estate tax escrow current, pay down certain third party payables, and pay the property payroll.

Efforts to improve the property's financials via refinancing, which have been ongoing for two years, have not been successful. Due to the ongoing operational issues at the property, the investment general partner is currently seeking an operating general partner replacement and hopes to have a new operating general partner in place by the end of the first quarter of 2008. The mortgage, property taxes and insurance are all current. However, the Tax Increment Financing, a reduced tax program from the city, will expire in 2009.

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

Northfield Apartments L.P. (Willow Point Apartments I) is a 120-unit property located in Jackson, MS. Through the third quarter of 2007, the property operated below breakeven due to vacancy loss, delinquency loss, and high turnover costs. The property, located in the back of a four-phase apartment community, has lost potential residents to newer sister phases. Occupancy has also suffered due to recent evictions of non-paying and problem residents. To curb bad debt, management evicted a number of non-paying residents in the third quarter. The recent evictions caused occupancy to suffer and as of September 2007 occupancy averaged 84%. However, the clean up of the resident base significantly reduced accounts receivable by the end of the third quarter. Management is conducting daily outreach to local churches and businesses to increase traffic. The investment general partner visited the property in September 2007. The on-site management team appears strong and capable of improving occupancy based on the investment general partner's assessment. Turnover expenses have been high due to the large number of evictions for non-payment. Turnover costs also exceeded budgeted amounts as the age and the condition of the units have necessitated additional upgrades to make the units competitive with newer units in the market. Many of the small upgrade expenses were put through operations as opposed to withdrawing from the replacement reserve account. Management has begun a capital improvement program to enhance the curb appeal and attract potential residents to the project. Planned improvements include repairing and re-striping the parking lot and upgrading outdated floor tile and fixtures, as well as painting handrails. By the end of the third quarter of 2007 the replacement reserve balance totaled approximately $100,000. The investment general partner advised the management company to utilize the replacement reserve funds and develop a long-term capital improvement plan that will carry the property though the rest of the compliance period. The compliance period ends in 2010. The Operating Partnership's operating deficit guarantee is unlimited in time and amount and the operating general partner has a longstanding history of funding operating deficits as necessary. All mortgage, taxes, and insurance payments are current.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property approximately 20 miles from Houston, Texas. The property suffered a fire in the second quarter of 2006, causing 20 units to come off-line. The property was issued 8823s for the units taken off-line, as well as other correctable issues cited during a state inspection prior to the fire. Corrective documents have been sent to the Texas Department of Housing and Community Affairs and are currently being reviewed. Management expects corrected 8823s to be issued once the review process is complete. In addition to the off-line vacancies, 50 hurricane evacuee leases expired in the last half of 2006, reducing occupancy to an average of 75% in the fourth quarter of 2006. Work on the fire-damaged units was completed early in the second quarter of 2007. The operating general partner has applied for recovery of lost rent and is awaiting receipt of approximately $135,000 in insurance proceeds. Management continues to offer concessions of one month free rent, as well as a $300 resident referral. Outreach to a nearby grocery store, shopping mall and elementary school continues to be the focus for marketing. Occupancy averaged 79% through the first eight months of 2007 and was at 87% in August 2007. The credit period ended in 2005 and the compliance period ends in 2009. The mortgage, taxes, and insurance payments are current.

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

Harrisonburg Seniors Apartments Partnership, (Harrisonburg Seniors Apartments) is a 24-unit development located in Harrisonburg, Louisiana. Despite occupancy averaging 100% during 2006, the property operated at a cash deficit due to stagnant rental rates and high operating expenses associated with minor repairs from 2005 hurricane damages. Additional maintenance expenses were also incurred and are ongoing as the maintenance staff is attempting to replace the flooring in two units each quarter throughout 2007. During the first half of 2007, occupancy remained at 100%; however, it dipped slightly to end August and September of 2007 at 96%, but the property is operating back above breakeven status. All real estate tax, mortgage, and insurance payments are current.

Series 21

As of September 30, 2006 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 21 reflects net loss from Operating Partnerships of $(663,485) and $(889,582), respectively, which includes depreciation and amortization of $467,589 and $455,479, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates, LP (Atlantic City Apartments) filed for bankruptcy in June of 2001. A Plan of Reorganization propounded by a large bondholder was confirmed in September 2003. Although the Plan was confirmed, the transactions necessary to conclude the bankruptcy did not close. The Plan proponent effectively took control of and managed the property through a management company that was engaged in late 2004. Despite significant improvements to the physical condition of the property, property expenses (especially security, maintenance and insurance) remained stubbornly high and the property was not able to generate cash flow as projected under the Plan.

For the first half of 2006, despite occupancy in excess of 90% both net operating income and cash flow were negative ($123,893). This performance was not sufficient to service the debt contemplated under the Plan of Reorganization. Beginning in the first quarter of 2006, the investment general partner raised its concern that, given this performance, the Plan was no longer feasible. In June 2006, HUD threatened to terminate the Housing Assistance Payment contract supporting the property, which caused the property management company to resign. At the same time, the prospective indenture trustee withdrew.

In July 2006, all parties acknowledged that the proponent's Plan was unlikely to become effective. On September 6, 2006, the Court converted the case from Chapter 11 to Chapter 7 and a Trustee was appointed to oversee the sale of the property. On February 23, 2007, the Trustee conducted an auction at which the property was sold for $3,650,000; the sale closed on April 25, 2007. The investment limited partners will lose the remaining future tax credits, estimated at $50,000. At this time, the investment general partner has some uncertainty as to whether the new owner will continue to operate the property in compliance with the requirements of Section 42, and has therefore decided not to post a Section 42 Disposition Bond. As a result, the investors will experience recapture in 2007. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. Recapture and interest resulting from this event are estimated to be $904,651 and $547,055, respectively. This represents estimated recapature and interest of $478 and $289, respectively, per 1,000 BACs.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. The property continues to incur operating deficits due to low occupancy. The average physical occupancy through the fourth quarter 2006 was 61%. In 2006, the operating general partner was in the process of reconfiguring the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction was completed in March 2007 and all units have received Certificates of Occupancy. In the first quarter 2007, the property was 61% physically occupied and 68% leased. Lease-up of the property continued to be slow in the second quarter. In the third quarter of 2007, physical occupancy has significantly improved, and as of September 2007 the property was operating with 90% occupancy. The management team expects to have all converted units 100% occupied by the end of November 2007. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund operating deficits.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 94% in 2006. Occupancy has been consistent with the prior year through the third quarter 2007, averaging 94%. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2007. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2006. Occupancy has been consistent with the prior year through the third quarter 2007, averaging 91%. Even though operating expenses are below the investment general partner's state average, the high vacancy rate and low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. The property is operating below breakeven due to high operating expenses and low occupancy, the result of a lack of subsidy and unit turnover costs. On August 20, 2007, the investment general partner received a fax, via management, from the Internal Revenue Service stating that due to continued non-compliance at Lookout Ridge Apartments, credits could not be calculated for the year, and that the previous credits claimed are subject to recapture. The specific non-compliance issues cited by the Internal Revenue Service are: management failed to correctly complete or document tenant's annual income certification; violation(s) of local inspection standards; project failed to meet minimum set-aside requirements; violation(s) of the Vacant Unit Rule under Reg. 1.42-5(c)(1)(ix); and project is no longer in compliance nor participating in the Section 42 Program.

Although the operating general partner has advanced significant funds to keep accounts current, the operational outlook for this property is not promising. Occupancy numbers are running at historic lows and expenses continue to climb. Both the operating general partner and management have proven their inability to effectively run this property by not following the most basic Section 42 guidelines. Furthermore, Kentucky Housing has provided management with ample opportunities to correct various non-compliance issues, all of which have been ignored. Those non-compliance issues are costly capital expense items which include: replacement of concrete pads, replacement of entry stairs, replacement of landscaping ties, correction of drainage issues, deck repairs, etc.

The property has been operating at a deficit through 2007 due to low occupancy and lack of rental income. As of quarter ending June 2007, the property had a year-to-date cash flow deficit of $34,428. The operating general partner has requested use of operating reserve funds in order to pay for taxes and repairs cited in previously issued 8823s. After the withdrawals, the operating reserve was $14,288. In 2006 the property operated with a cash flow deficit of $60,739. In total the operating general partner has funded operating deficits totaling $324,422. The operating general partner continues to advance funds as needed. The property's compliance period ends in 2010.

In summary, the property has a history of poor management, continued non-compliance, significant costs necessary to correct capital improvement items, a recent building fire destroying all tenant files and an IRS letter indicating removal from the Section 42 program. The estimated cost of credit loss, recapture, interest and penalties total in excess of $900,000. This represents estimated recapature, interest and penalties of $476 per 1,000 BACs. The operating general partner is now working with their attorney and Kentucky Housing in an attempt to get the property back into the Section 42 program, although if reinstated, some portion of recapture will be required. The investment general partner intends to take legal action against the operating general partner for losses sustained as a result of the property getting removed from the Section 42 program.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 93% in 2006. Occupancy has been consistent with the prior year through the third quarter of 2007, averaging 92%. The property's operating expenses are below the investment general partner's state average. Despite occupancy in the 90%s, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 22 reflects net loss from Operating Partnerships of $(465,710) and $(432,407), respectively, which includes depreciation and amortization of $833,922 and $814,987, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Through September 2007 occupancy has averaged 93%, which is a good improvement from the 2006 average occupancy of 85%. The operating general partner advertises daily in the community newspaper. New billboards have been installed at the front of the complex to attract foot and drive-by traffic to the property. The operating general partner also maintains a strong relationship with the local real estate companies that refer potential renters to the property. The operating general partner is also using resident referral incentives to help increase occupancy, as there is considerable tax credit competition in the area. Through the third quarter of 2007, annualized operating expenses are below state averages. The mortgage, real estate tax, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% for the year 2006. Occupancy has been consistent with the prior year through the third quarter 2007, averaging 91%. Even though operating expenses are below the investment general partner's state average, the high vacancy rate and low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The Department of Housing and Community Development (DHCD) informed the investment general partner that the Department of Mental Health would be terminating their contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification from the DHCD, the investment general partner inspected the property and found areas of concern about the overall condition of the property. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing for an indeterminate period of time. Operating reports have been unavailable since that time. In May the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner learned that there was a mortgagee sale of the property scheduled for June 14, 2007 and that this sale date had been extended from the original May sale. Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston Department of Neighborhood Development (DND), DHCD, the operating general partner and respective attorneys to come to a workout plan with the lender. After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on its original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allowed a 60-day window during which the operating general partner interest will be sold and the PAR value of the note ($355,000) held by One United will be paid in full. The new operating general partner, Victory Programs Inc., was agreed to by all of the parties, and on September 14, 2007 the One United note was paid in full. Victory Programs Inc. now holds the first soft mortgage and has begun rehabbing the property with assistance of both DND and DHCD funding. The property is expected to be re-occupied prior to the end of the year and the credit allocating agency, DHCD, has confirmed that credits will not be jeopardized. The credit period ends in 2007 and the end of the compliance period is 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet, and in adjacent towns, has increased. Occupancy in the third and fourth quarters of 2006 was 85% and 89%, respectively. Occupancy improved to 93% in the first two quarters of 2007. A consultant visited the property in August, and reported that occupancy was 95% and the property is in excellent condition.

In April 2006, the Longmont Housing Authority began discussions to acquire the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The parties have been negotiating and reviewing multiple proposals since that time; however, discussions have stalled as the operating general partner is seeking a higher price for sale of his interest. Additionally, improved operations have reduced the operating general partner's urgency. The operating general partner continues to fund all operating deficits, and account payables are current. The mortgage, taxes, and insurance payments are current. The last year for credit delivery was 2005 and the compliance period ends in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 84% in 2006, the property operated above breakeven status. The same remains true year-to-date in 2007. It appears management has been able to achieve this through controlling expenses as administrative and maintenance costs continue to decline. As of September 2007, occupancy dipped to 75% from an August occupancy level of 86%. According to the operating general partner, management has continued to raise rents throughout 2007, resulting in an increased turnover rate, as tenants in the area are highly sensitive to rental rates and concessionary offerings. As of October 2007, management has begun to reduce rents in order to draw new tenants. Per the 2007 site inspection, the property is in good physical condition. The investment general partner will continue to monitor and assist management with marketing and leasing strategies. All real estate tax, insurance and mortgage payments are current.

Series 23

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 23 reflects net loss from Operating Partnerships of $(505,981) and $(399,276), respectively, which includes depreciation and amortization of $844,011 and $614,101, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Mathis Apartments, LTD. (Mathis Apartments) is a 32-unit multifamily development located in Mathis, Texas. Despite being 98% occupied during 2006, the property operated at a loss that was directly attributable to inadequate rents combined with an increase in insurance and utility costs. The insurance expense increased approximately $369 per unit from 2005 and the utility expenses increased approximately $116 per unit. Although this complex did not sustain damages, both insurance and utilities expenses increased drastically as a result of the hurricanes in 2005. Occupancy is strong averaging 95% through August 2007 and operations are back above breakeven status. All real estate tax, mortgage, and insurance payments are current.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 86% in 2006. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There are also newer competing properties offering more attractive amenities. Over the past three years, there have been numerous managers at the property. This has contributed to the cash flow problem. The operating general partner completed another site management change in July 2006. Management has increased concessions and resident referral rewards. Management is in constant communication with the nearby Air Force base and local employers, runs ads in the weekly newspaper and has a website for the property. Management's efforts have resulted in an increase in occupancy to 96% through the third quarter of 2007. As the result of increased rental income, cash flow improved significantly, but the property was not able to breakeven due to overly burdensome debt service. Per an agreement with the operating general partner, the management company (an affiliate of the general partner) is deferring all fees until operations improve and the property can support itself. The operating general partner continues to fund the operating deficits. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA. In 2004, a tax lien was discovered upon follow-up with the operating general partner regarding the extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The operating general partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The operating general partner is working with the city to get this tax lien overturned. The operating general partner has negotiated a five-year payment plan to pay down the tax lien. Therefore, on top of the annual real estate taxes, the Operating Partnership makes a $25,000 annual payment as required by the city to avoid being declared in default. In 2006, this property operated at a surplus with average physical occupancy of 98%. Through the third quarter 2007, the property continues to operate at a surplus with the average physical occupancy of 98%. The property's mortgage, taxes and insurance are all current.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet and in adjacent towns has increased. Occupancy in the third and fourth quarters of 2006 was 85% and 89%, respectively. Occupancy improved to 93% in the first two quarters of 2007. A consultant visited the property in August, and reported that occupancy is 95% and the property is in excellent condition.

In April 2006, the Longmont Housing Authority began discussions to acquire the operating general partner's interest. The Housing Authority, as a public non-profit entity, has more resources available to improve the property's operations, including rent subsidies and low-interest permanent financing. The parties have been negotiating and reviewing multiple proposals since that time; however, discussions have stalled as the operating general partner is seeking a higher price for sale of his interest. Additionally, improved operations have reduced the operating general partner's urgency. The operating general partner continues to fund all operating deficits, and account payables are current. The mortgage, taxes, and insurance payments are current. The last year for credit delivery was 2005 and the compliance period ends in 2010.

Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. Occupancy fluctuated throughout 2006, ranging from a low of 87% to a high of 98%, with a yearly average of 92%. In the third quarter of 2006, management replaced the regional manager and occupancy dramatically increased by year-end. Occupancy averaged 97% through the second quarter of 2007 and ended the third quarter 100% occupied. The property continued to operate at a deficit in 2006 due to increased expenses, specifically, taxes, utilities and repair materials not reimbursed through the replacement reserve account. The property had a rent increase implemented in 2007 and is doing better financially. The property is at breakeven for the first two quarters of 2007. Management intends to continue to watch expenditures closely and work to reduce turnover by implementing various resident retention programs. Despite an expired guarantee, the operating general partner has funded all operating deficits. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 84% in 2006, the property operated above breakeven status. The same remains true year-to-date in 2007. It appears that management has been able to achieve this through controlling expenses as administrative and maintenance costs continue to decline. As of September 2007, occupancy dipped to 75% from an August occupancy level of 86%. According to the operating general partner, management has continued to raise rents through 2007, resulting in an increased turnover rate as tenants in the area are highly sensitive to rental rates and concessionary offerings. As of October 2007, management has begun to reduce rents in order to draw new tenants. Per the 2007 site inspection, the property is in good physical condition. The investment general partner will continue to monitor and assist management with marketing and leasing strategies. All real estate tax, insurance and mortgage payments are current.

Series 24

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at September 30, 2007. Out of the total 23 were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 24 reflects net loss from Operating Partnerships of $(396,874) and $(334,507), respectively, which includes depreciation and amortization of $665,567 and $662,906, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. Occupancy started showing signs of improvement in the fourth quarter of 2006 reaching 91% in December, and now averaging 93% through the third quarter of 2007. The improvement can be attributed to management's decision to decrease rents by $50 per unit, as well as working with a variety of local agencies and brokers to attract potential residents. Collections in the beginning of the year had demonstrated some improvement, but have become an issue again in the third quarter of 2007. There are currently two tenant evictions in process for non-payment of rent. Management has been diligent in trying to control operating expenses in order to reduce their operating deficit. The reduction in property taxes, which was effective in June 2006, has had a positive impact on operations. All other operating expenses are stabilized, and fall within budget, with the exception of utilities, which spiked during the winter months of the first quarter. Although expenses have decreased, the property continues to operate below breakeven due to vacancy loss and bad debt. The mortgage, real estate tax, insurance and required reserves are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees. The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a long-standing and ongoing commitment to the residents of Southwest Yonkers where their housing programs and service offices are located. Their most intensive community development work is focused in Nodine Hill where the property is located. The community organizer serves as the coordinator of the US Department of Justice's "Weed to Seed" initiative which combines law enforcement and social services in a coordinated effort to remediate problems in the neighborhood. The operating general partner has been instrumental in operating the Elm Street Neighborhood Center. The center offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Funds have been earmarked for the purchase of some surrounding vacant lots for the construction of a play area. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. They have a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has just come on line that connects to the financial district in Manhattan. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is working to maintain strong occupancy levels by advertising on Craig's List, holding open houses for homeless families, and exploring various programs to lease units. It is also offering incentives, such as one-month free rent when signing a one-year lease. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first three-quarters of 2007 is 92% down slightly from the 2006 average occupancy of 96%. The property is operating below breakeven due to high operating costs, as well as administrative and bad debt expenses which are both up from 2006. In 2003 an engineer's report identified foundation and stress cracks throughout the property. The report revealed foundation movement in five buildings. Since 2001, much work has been done on the foundation, stair towers, and landings as a result of the movement. Soil testing was done at the end of 2006, and as a result, the operating general partner has submitted a capital improvement proposal ($260K) for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go off-line, increasing vacancy loss and reducing total income. The investment general partner will work closely with the operating general partner to monitor the foundation and site improvements being performed. The investment general partner will also work with management to help improve their leasing and marketing strategy. The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy through the fourth quarter 2006 was 86%. In 2007, occupancy continues to improve. In the first quarter the property was operating with average physical occupancy of 92%. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. In the third quarter 2007, physical occupancy was 92% and the property was able to breakeven. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only twenty-one of the property's seventy-two units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2006 average occupancy declined to 77% from an average of 93% in 2005 as the qualified resident base continued to decline, resulting in below breakeven operations. Through the third quarter of 2007 occupancy is averaging 87%, and the property continues to operate below breakeven status. The primary reasons for the cash flow deficit include insufficient rental rates, declining occupancy and additional replacement reserve funding per a Rural Housing workout plan. Management continues to market the property through local media and civic organizations as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The tax credit compliance period expires in 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 88%. The average occupancy through August 2007 is 91%, and operations are slightly above breakeven status. Century East IV is located in a highly competitive market area where tenants tend to chase lower rents and rental concessions. At this point occupancy has increased to the level where management has been able to increase rents. Overall, it appears that operations at the property have started to recover and if management continues to be proactive to the marketplace, improved performance should continue. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 89%. The average occupancy through August 2007 is 93%, and operations are slightly above breakeven status. Century East V is located in a highly competitive market area where tenants tend to chase lower rents and rental concessions. At this point occupancy has increased to the level where management has been able to increase rents. Overall, it appears that operations at the property have started to recover and if management continues to be proactive to the marketplace, improved performance should continue. The investment general partner will continue to work with the operating general partner to monitor operations and occupancy at the property. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. There are no deferred maintenance items at this time. The mortgage, trade payables, property taxes and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. In February 2006, a fire completely destroyed one of the units. There were no injuries reported from the fire. The unit required a complete rehab with repairs totaling $25,000. The repairs were funded with proceeds from the insurance claim filed by management. As of May 2, 2006, all repairs were made and the unit was ready to be occupied. Higher than normal turnover in the first quarter of 2006 caused the occupancy to decrease to an average of 82% for the quarter. Management increased the frequency of newspaper advertising and occupancy improved through 2006 to an average of 88%. The property is averaging 89% occupancy through the first three quarters of 2007. At the end of September, occupancy was 92%. The operating general partner is funding deficits as necessary and the mortgage, property taxes, and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO. The property operated at a deficit for the first time in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, third party management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St Louis had cited the property as a nuisance twice in 2006. The property's security and habitability had deteriorated sharply during the second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 - February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner (Liberty Group) took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, Liberty's on-site manager was assaulted on the premises and Liberty was unable to re-establish a management presence at the property.

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development (HUD) terminated the Housing Assistance Payment contract. The trustee for the bonds declared a default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. Discussions regarding the transfer are ongoing. Due to the property being shut down in 2007, investors will lose 2007 tax credits and experience recapture. The Operating Partnership will lose $87,749 in credits and experience recapture of $492,935. This represents estimated credits and recapature of $40 and $227, respectively, per 1,000 BACs. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

Series 25

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at September 30, 2007. Out of the total 21 were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 25 reflects net loss from Operating Partnerships of $(458,146) and $(548,865), respectively, which includes depreciation and amortization of $909,546 and $967,722, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property's original mortgage interest rate of 8.21% resulted in disproportionately high debt service. The property was also suffering from increased bad debt, maintenance expenses, and high real estate taxes. The operating general partner refinanced the permanent debt, with the investment general partner's approval, in the fourth quarter of 2006. The refinance resulted in a reduction of annual debt service by more than $90,000 and allowed the property to pay down accrued expenses. The property is averaging 96% occupancy in 2007. In the last month available, August, occupancy was 98%. The 2006 audit showed high debt service, however; the November 2006 refinancing did not occur early enough in the year to have an effect. The reduced debt service from the refinance has allowed the property to fully stabilize and operate above breakeven from March through August of 2007, and this is expected to continue. The mortgage, taxes and insurance are current. The last year of compliance is 2010.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In January of 2005, the Operating Partnership underwent a change in the operating general partner, which was accompanied by a change in management. In 2005, the property's performance dipped below breakeven due to high operating expenses. The new operating general partner and management company have worked hard to leverage their considerable strengths in the Indianapolis market, and have been successful in lowering operating expenses, which have declined significantly since 2005. With a 2006 average occupancy of 91%, the property operated above breakeven. Through July 2007, average occupancy was 90% with operations being maintained above breakeven status. Management continues to focus their efforts on collections and the reduction of bad debt. As of September 2007, occupancy dipped to 86% as a result of evictions. According to management, the market is relatively weak; however, they do not anticipate a problem bringing occupancy back to the low to mid-ninety percentile. The operating general partner has been working with lenders in an attempt to refinance the debt. So far there has been no progress. The operating general partner's obligation to fund operating deficits is limited to $150,000 in subordinate loans outstanding at any one time. All real estate tax, insurance, and mortgage payments are current.

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

Final Closing Agreements were issued in October 2005. Under the agreements, the general partner reached a resolution with the IRS so the adjustments to the tax credits and depreciation expense will be made only for the tax years 2005 and 2006, avoiding amending tax returns already filed for the years 2000 and 2001.

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

Rose Square, LP (Rose Square Apartments) is an 11-unit property located in Connellsville, PA. The property operated with a cash flow deficit in 2004 caused by low occupancy. The property operated above breakeven in 2005 due to increased occupancy combined with operating expenses below state averages. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events to help increase interest in the property. In order to improve cash flow and help the property stabilize, the Pennsylvania Housing Finance Agency granted a request to defer replacement reserve deposits for the fourth quarter of 2006. The property operated well above breakeven in 2006, averaging 89% occupancy for the year. Operations continue to be strong. Through the third quarter of 2007 occupancy has averaged 95%. Occupancy for each of the months May through September 2007 was 100%, and operations are being maintained above breakeven status.

Dogwood Park L.P. (Dogwood Park Apartments) is a 127-unit new construction family development located in Athens, Georgia. Occupancy dropped to 89% in 2006 as the result of poor management. Additionally, the increased turnovers caused a significant increase in maintenance expense and the property ended the year expending ($43,000). A change in site staff in early 2007 resulted in improved operations with an average occupancy of 94% through August 2007. Maintenance expenses have decreased and the property is operating above breakeven. The mortgage, taxes and insurance are current. The compliance period ends in 2011.

Series 26

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 26 reflects net loss from Operating Partnerships of $(627,779) and $(783,897), respectively, which includes depreciation and amortization of $1,462,468 and $1,350,210, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cameron Apartments (Cameron Apartments Partnership) was a 40-unit apartment complex located in Cameron, Louisiana. The property was completely destroyed by Hurricane Rita. The National Flood Insurance Program has written off the project as a complete loss. The operating general partner has determined that rebuilding the property on the same site would be cost prohibitive and operations would not support the property's insurance premium. The operating general partner attempted to get approval to rebuild the property in a nearby locality with none of the risks of the original site; however, this proposal was rejected. As a result, the property will not be rebuilt and the investors will experience Low Income Housing Tax Credits recapture in 2007 as well as a reversal of the 2005 and 2006 credits that were claimed after the property was destroyed. There are substantial insurance proceeds available, which are expected to pay off the Operating Partnership's mortgage and reimburse the investors for a portion of the recapture. The Operating Partnership requested forgiveness from the IRS of all or a portion of the recapture costs based on the local conditions; however, no such reprieve was granted.

Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. Occupancy averaged 94% during 2006 and operating expenses were below state averages. However, the inadequate rental rates in place cannot support the operating expenses, which caused the property to operate below breakeven. During the first half of 2007, occupancy fluctuated as a result of management evicting non-paying tenants. Occupancy has recovered and stabilized back to 94% as of the end of the third quarter of 2007. High administrative and maintenance expenses continue to hinder operations, both the result of resident turnover. Management is hopeful that operations will improve by year-end as they continue to replace the existing non-paying tenants with residents that will pay rent on time. The investment general partner has requested an update as to the status of the approval for a rental rate increase. The investment general partner will continue to monitor the property's occupancy as well as assist management in determining ways to increase revenue and reduce expenses in an effort to achieve breakeven operations. All real estate tax, mortgage, and insurance payments are current.

Beauregard Apartments Partnership (New Hope Bailey Apartments) is a 40-unit development located in Derrider, Louisiana. Despite occupancy averaging 98% during 2006, the property operated with a cash deficit due to stagnant rental rates combined with high operating expenses. The higher than expected operating expenses are associated with minor damages suffered during Hurricane Rita. All repairs were completed in the first quarter of 2006 and paid for out of operations. Throughout the first half of 2007 occupancy fluctuated, but never fell below 90%. The August and September occupancy reports show that the property is 100% occupied. The year-to-date un-audited financial statements indicate that operations are back above breakeven. The investment general partner will continue to follow up with the operating general partner in regards to pursuing approval to increase rental rates at the site. All real estate tax, mortgage, and insurance payments are current.

Edgewood Estates, L.P. (Edgewood Estates Apartments) is a 22-unit development located in Edgewood, Texas. Despite the property averaging 95% occupancy during 2006, the property operated with a cash flow deficit due to stagnant rental rates combined with high maintenance and utility expenses. Additionally, the partnership experienced a $6,000 reduction in Rural Development rental subsidy. Although occupancy has remained close to 100% throughout 2007, operations remain below breakeven status. The major factor is the lost revenue due to increased bad debt and reduced rental assistance availability. The operating general partner continues to work with Rural Development to seek approval for a needed rent increase; however, an approval has not yet been received. The investment general partner will continue to monitor the property's operations, as well as assist management in ways to keep operating expenses below state averages. All real estate tax, mortgage and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2006 the property operated with an average occupancy of 80% primarily due to softening market conditions. As a result of the increased vacancy loss, the property operated below breakeven status. The area has a large refugee population. In 2006, although a number of refugees initially met the resident selection criteria, it was later discovered that some of the residents had criminal backgrounds that were not discovered during the typical background check. Management began evicting problem and non-paying residents; however, due to overbuilding in the Fargo, North Dakota area, management had difficulty leasing the vacant units. In 2007 occupancy has rebounded back to 96% as of October 2007, with a year-to-date average occupancy of 89%. Even with the increase in occupancy, operations are still below breakeven status due to high maintenance and administrative expenses, both the result of increased turnover and evictions. Management continues to see improvements in the operations of the apartment community and the quality of resident; however, they do not expect to achieve breakeven in 2007. Given the steady increase in occupancy, it appears the property's performance is slowly rebounding and should be operating above or near breakeven in 2008. The investment general partner will continue to work with the operating general partner to stabilize occupancy and reduce expenses. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. Per the most recent property inspection report, there were no deferred maintenance items at the site. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. During 2006 the property operated with an average occupancy of 81% primarily due to heavy competition in the area. As a result of the high vacancy loss, the property operated below breakeven status. Through the third quarter of 2007, average occupancy is 96%; however as of October 2007, occupancy dipped to 86%. The property is located in a highly competitive market as a result of an abundance of affordable housing units in the area. According to management, the market is very volatile as tenants in the area move frequently to chase lower rents and leasing concessions. In response to the dip in occupancy, management plans on rent reductions and/or leasing concessions until occupancy stabilizes. According to management, traffic is high; however, they are having difficulty in finding qualified tenants. Marketing efforts are being made to reach tenants who meet the rental criteria. The investment general partner will continue to work with the operating general partner to evaluate marketing efforts and increase occupancy back to early 2007 levels. The property is operating back above breakeven. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2006 the property operated with an average occupancy of 80%. Due to excessive vacancy loss, the property was unable to operate above breakeven. Average occupancy has steadily increased through the first three-quarters of 2007 with quarterly occupancy averages of 85%, 90%, and 97%, respectively. As of October 2007, the property was 100% occupied. The property is located in a highly competitive area with an abundance of affordable housing units. The investment general partner will continue to work with the operating general partner to monitor occupancy and improve operations at the property. Operations are expected to come close to breakeven if occupancy is maintained close to 100%. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The last site inspection report indicates that there are no deferred maintenance items at the site. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2006 the property operated with an average occupancy of 92% and above breakeven for the year; however, bad debt at the site continues to increase. Occupancy has declined through the first eight months of 2007 to an average of 83%, causing operations to drop below breakeven. Calgory Apartments is located in an extremely competitive market and is prone to occupancy fluctuations. The investment general partner will continue to work with the operating general partner in an effort to increase occupancy, reduce bad debt and bring operating expenses in line with state averages. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. As of October 2007, occupancy was at 75% with average occupancy for the year at 71%. The property is operating below breakeven due to a combination of increased vacancy loss as well as a significant increase in maintenance expenses. The property is located in a highly competitive area. Recently new townhomes with garages were built in the immediate market area offering rents that are competitive with those at East Park II. East Park II is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property has experienced an increase in turnover as the families move to the larger townhomes. East Park II has had difficulty filling these vacancies despite aggressive advertising. The increased turnover has resulted in higher than anticipated maintenance costs, particularly costs associated with getting vacant units ready for occupancy. In fact, maintenance expenses have more than doubled as compared to the same period last year. On the positive side, a Super Wal-Mart is being built right behind the property and is slated for completion in the spring of 2008. This will bring new potential tenants to the area. While management is ramping up advertising efforts, they have not reduced rents nor begun to offer concessions at this time. The investment general partner will continue to work with the operating general partner to monitor occupancy and help improve overall operating results. All real estate tax, mortgage, and insurance payments are current.

Series 27

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 27 reflects net loss from Operating Partnerships of $(606,330) and $(594,905), respectively, which includes depreciation and amortization of $884,867 and $871,240, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. The property continues to incur operating deficits due to low occupancy. The average physical occupancy through the fourth quarter 2006 was 61%. In 2006, the operating general partner was in the process of reconfiguring the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction was completed in March 2007 and all units have received Certificates of Occupancy. In the first quarter 2007, the property was 61% physically occupied and 68% leased. Lease-up of the property continued to be slow in the second quarter. In the third quarter, physical occupancy has significantly improved, and as of September 2007 the property was operating with 90% occupancy. The management team expects to have all converted units 100% occupied by the end November 2007. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund operating deficits.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 89% in 2006, and the occupancy averaged 86% through the third quarter of 2007. There are limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. As a result of low occupancy combined with low rental rents, the property experienced negative cash flow. In addition, the property suffers from a high interest rate on the permanent mortgage. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. Per an agreement with the operating general partner, the management company (an affiliate of the general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits in accordance with his guarantee, which is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2006 and the first two quarters of 2007 due to increasing resident receivables and high operating expenses. Operations improved in the third quarter of 2007 with reduced operating expenses and improved collections. Economic occupancy was at 100% as of September 2007. Management has had some success with more aggressive eviction proceedings resulting in a third quarter decrease in tenant accounts receivable. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely. The operating general partner states that a rent increase request will be filed for January 2008. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. Management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority and are waiting for a response. Harlem is undergoing a great deal of urban revitalization. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance are current and the operating general partner is funding deficits.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Through the third quarter of 2007, the property continued to operate below breakeven due to vacancy loss and delinquency loss. As of September 2007 occupancy averaged 82%. The property receives sufficient traffic, but occupancy has not been able to recover due to constant rounds of evictions for non-payment of rent. A new regional manager assumed responsibility of the property in September 2007 and is committed to enforcing stringent resident selection criteria to improve the resident base. Occupancy is expected to improve in the fourth quarter after the remaining non-paying residents are evicted. The investment general partner will continue to monitor operations to ensure occupancy improves and bad debt and tenant receivables decrease. Since the property never converted to a fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty. All tax, mortgage, and insurance payments are current.

Series 28

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 28 reflects net loss from Operating Partnerships of $(586,424) and $(552,769), respectively, which includes depreciation and amortization of $1,098,345 and $1,106,729, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. Occupancy at the site averaged 96% in 2006. The property sustained minor damage during the 2005 hurricane season. The costs for repairs were not enough to meet the insurance deductible; therefore, the expenses were paid for out of operations. Furthermore, due to normal wear, rotted trim was replaced and parts of the exterior were repainted during the summer. These repairs were necessary to improve the curb appeal, as the property was acquired in 1997. Stagnant rental rates coupled with their extraordinary expenses above caused the property to operate below breakeven in 2006. In 2007 expenses remain high due to curing deferred maintenance items and cost associated with resident turnover. Occupancy remains strong reaching 92% in August 2007 and 96% in September 2007. The operating general partner continues to work with Rural Development in an effort to obtain a rental rate increase that will help to bring operations back to breakeven status. The investment general partner will continue to work with the operating general partner to monitor the occupancy and help improve operating results. All real estate tax, mortgage, and insurance payments are current.

Maplewood Apartments Partnership, (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2006 the property operated below breakeven due to increased maintenance expenses. The increase in maintenance expenses was due to costs to repair damages sustained during the 2005 hurricane season. The property was insured but the damages were not great enough to cover the insurance deductible. As a result all repairs were funded from operations. A rent increase was placed into effect in September 2006. Management continues to work on obtaining another increase, as rental income is still insufficient to bring operations back above breakeven. Year-to-date occupancy has decreased significantly averaging 82% through August 2007. The decline in occupancy is attributed to resident turnover as a result of the rent increase combined with management's continued efforts to evict non-paying and problem residents. Although the decline in occupancy is hurting the chance for the property to achieve breakeven in 2007, management is hopeful that improving the resident base will help operating results going forward. The investment general partner will continue to monitor the property's occupancy and operations. The investment general partner will work with the operating general partner to determine the appropriate rent level as well as assist management in determining how to keep expenses in line with state averages. All real estate tax, mortgage, and insurance payments are current.

Jackson Place Apartments (Jackson Place Apartments L.P.) is a 40-unit development located in Jackson, Louisiana. In 2006 the property operated below breakeven due to increased maintenance expenses. The increase in maintenance expenses was due to costs to repair damages sustained during the 2005 hurricane season. The property was insured but the damages were not great enough to cover the insurance deductible. As a result all repairs were funded from operations. A rent increase was placed into effect in 2006. Management obtained approval for a second rent increase that went into effect in July 2007. The two rent increases will help to bring operations back closer to breakeven. Year-to-date occupancy has declined slightly from 2006 levels. The decline in occupancy is attributed to resident turnover as a result of the rent increases combined with management's continued efforts to evict non-paying and problem residents. Although the decline in occupancy is hurting the chance for the property to achieve breakeven in 2007, management is hopeful that improving the resident base will help operating results going forward. Year-to-date occupancy has averaged 93% through August. All real estate tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The operating general partner verbally reported that the third quarter occupancy remains at 100%, where it has been consistently through 2007. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily.

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

Sumner House LP (Sumner House Apartments) is a 79-unit property located in Hartford, CT. Through August 2007, occupancy has averaged 92%, a slight decrease from the 2006 average of 94% occupancy. The property operated below breakeven in 2006 primarily due to low rental rates, as operating expenses were maintained below state averages. Rent increases have been approved for 2007, which are projected to reduce the operating deficit. In March 2007, the property had a fire that caused substantial smoke damage in the basement and parking facility. As the property didn't incur any structural damage, no units were taken off-line and the necessary repairs were completed during the second quarter of 2007. The operating general partner is focused on establishing a better reputation for the neighborhood surrounding the property and is working with the local police to increase patrols. For the past year and a half, the operating general partner implemented a strict resident selection process to improve the resident base as well as offer leasing concessions to help increase occupancy. The operating general partner continues to fund all deficits. Taxes, insurance, and mortgage payments are current for this property.

Series 29

As of September 30, 2007 and 2006 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at September 30, 2007, all of which were 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 29 reflects net loss from Operating Partnerships of $(807,936) and $(590,960), respectively, which includes depreciation and amortization of $1,238,610 and $1,249,376, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit development located in Welsh, Louisiana. Despite occupancy averaging 99% in 2006, the property operated below breakeven due to increased maintenance expenses. The increase in maintenance expenses was due to costs to repair damages sustained during the 2005 hurricane season. Insurance proceeds covered roof and siding repairs, but other related damages and the insurance deductible were funded from operations. During the first half of 2007, occupancy decreased slightly due to management evicting the non-paying tenants; however, occupancy is averaging 95% through August 2007, and the property is operating above breakeven. All real estate tax, mortgage, and insurance payments are current.

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

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Average occupancy during 2006 was 93%, a significant increase from 2005 occupancy of 81% when the property operated with a deficit of ($5,323). During the first quarter of 2007 occupancy averaged 92% with positive cash flow. The second quarter of 2007 continued to see improvements with average occupancy of 96% and operations operating above breakeven. The management company has informed the investment general partner that the property received a rent increase during 2006 and again in 2007, which should enable the property to operate above breakeven moving forward. At then end of the third quarter, the property was 100% occupied. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

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

The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The lender is currently holding the insurance proceeds. The operating general partner was able to reduce the original construction budget by $1,167,306. The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget greatly reduced the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from the Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000. The construction of the project started in early November 2006, and was expected to be complete within nine to ten months. However, the partnership encountered some difficulties with permits during the early stages of construction causing construction delays. The property is now expected to be complete by November 15, 2007. The investment general partner is closely monitoring the construction progress of the property and reviews construction draws on a monthly basis. As of September 30, 2007, this property was 78% completed.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Through the third quarter of 2007, the property continued to operate below breakeven due to vacancy loss and delinquency loss. As of September 2007 occupancy averaged 82%. The property receives sufficient traffic, but occupancy has not been able to recover due to constant rounds of evictions for non-payment of rent. A new regional manager assumed responsibility of the property in September 2007 and is committed to enforcing stringent resident selection criteria to improve the resident base. Occupancy is expected to improve in the fourth quarter after the remaining non-paying residents are evicted. The investment general partner will continue to monitor operations to ensure occupancy improves and bad debt and tenant receivables decrease. Since the property never converted to a fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty. All tax, mortgage, and insurance payments are current.

Series 30

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 30 reflects net loss from Operating Partnerships of $(190,797) and $(561,226), respectively, which includes depreciation and amortization of $596,462 and $685,364, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28-unit family complex in Gentry, AR. Occupancy through third quarter 2007 finished at 96%, slightly better than the 2006 average occupancy of 91%. A new site manager was hired in November 2006 and has been very successful in increasing the appeal of the property, improving the resident selection criteria, and collecting rent from residents. According to the operating general partner, with the current rate of occupancy the property is projected to operate above breakeven by 2007 year-end. All taxes, mortgage, and insurance payments are current.

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

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. The property operated with a significant cash deficit through April 2007 due to low occupancy. Occupancy averaged 80% in the first quarter. Low occupancy was caused by application processing delays at the management company's corporate office. The department in the corporate office that handles application processing had been under-staffed. Lack of manpower led to delays of up to eight weeks in processing applications. Most of the prospective residents that had submitted applications were discouraged by the extensive wait and had chosen to live elsewhere. The investment general partner addressed this issue with the operating general partner, who has been working to improve his affiliated management company's policies and procedures in an effort to increase application-processing speed. Improvements were realized in the second quarter and high occupancy was maintained in the third quarter of 2007. As of September 2007 occupancy averaged 100%. High occupancy allowed the property to generate cash from May through September. Management is confident that high occupancy will be maintained in the fourth quarter, which will allow the partnership to continue to recoup a large portion of the first quarter cash deficit. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy levels since 2003. In 2006 occupancy averaged 89% and has improved to 94% through August 2007, and the property is operating below breakeven status. Account payables are down from 2006 levels. In 2007, the driveway has been repaved and areas of the exterior siding were repaired to help improve the curb appeal of the property. The investment general partner will continue to monitor occupancy and work with the operating general partner to increase operations back above breakeven. The operating general partner will continue to fund the property as needed in order to complete physical improvements and cover any operating deficits that arise. Taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a slowed local economy and a challenging rural location. 2005 was a year of improvement for the property. The property operated at a surplus of $2,230. In 2006 the occupancy averaged 82% occupancy with cash flow of $6,750. The management company reported that the property received a rent increase during 2006 and again in 2007. The property averaged 92% occupancy in the first half of 2007 and was able to breakeven. However, in the third quarter, occupancy averaged 83%, and was at 69% at the end of September. The management company reported that the site manager and several tenants were asked to leave the complex for engaging in illegal activity on the premises. Other tenants chose to move out. The management company is working to turn units, train the new site manager and identify prospective tenants. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 and the property expended approximately ($300,000) in 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Occupancy improved averaging 88% for 2006 and 95% for the first six months of 2007. In July and August of 2007, occupancy continued to improve to 97%. The site manager is working to retain residents, and estimates that turnover has fallen from 100% in 2006 to 50% in 2007. In 2006, per unit revenue increased by $932/unit although expenses remained high at $4,572/unit, resulting in a deficit of ($140,730). The operating general partner is contesting the property tax assessment in an effort to reduce expenses. A final decision is still pending, but the County is allowing the operating general partner to pay 85% of the current bill while the appeal is reviewed. The operating deficit guarantee remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 31

As of September 30, 2007 and 2006, the average Qualified Occupancy was 99.9% and 100%, respectively. The series had a total of 27 properties at September 30, 2007. Out of the total 26 were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 31 reflects net loss from Operating Partnerships of $(791,807) and $(805,293), respectively, which includes depreciation and amortization of $1,611,160 and $1,538,377, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108-unit property located in Atlanta, GA. Over the past two years, under the stewardship of the former operating general partner, the property has deteriorated badly both physically and financially. At the end of the third quarter 2007, occupancy stood at 67%. The operating general partner refused to honor his guaranty to support operating deficits and the deficits resulted in unacceptably high payables, various liens and a large amount of deferred maintenance. Thirty percent of the units are public housing units that receive an insufficient subsidy under the Section 9 program of $200/month. Because of a deteriorating relationship with the operating general partner, the Atlanta Housing Authority (AHA) which, in addition to administering the Section 9 contract, holds the second mortgage on the property, was unwilling to address the insufficient subsidy while the former operating general partner remained in place.

In the fourth quarter of 2006, the investment general partner and AHA began seeking a replacement operating general partner. Although a number of parties were identified, all ultimately declined because of the magnitude of the property's capital needs and liens/payables. Even though no alternative third party operating general partner was identified, the investment general partner proceeded to remove the operating general partner. In June 2007, the special limited partner (BCTC 94, Inc.) issued a removal notice and in July 2007, BCTC 94, Inc. assumed the role of operating general partner.

In July 2007, the first mortgage lender notified the Operating Partnership that the Operating Partnership was in default due to the existence of liens and insufficient level of replacement reserves (based upon a physical needs assessment that the lender had commissioned). In August 2007, the lender accelerated the debt, based on these defaults, although debt payments were at this time current. In September 2007, the investment general partner and AHA proposed a tentative plan to recapitalize and reposition the property that included substituting a Section 8 contract on 40% of the units for the existing Section 9 contract and identified $1.2MM in funding sources, $400K of which was to come from the replacement reserves that the lender holds.

The lender rejected the proposal and, in October 2007, began the four-week advertising cycle that would put it in position to conduct a foreclosure sale on November 6, 2007. AHA has approached the lender with a proposal to purchase the first mortgage debt. The lender has commissioned appraisals and expects to receive appraisals by October 2, 2007. If AHA and the lender fail to reach terms on a debt purchase, it is highly likely that the Operating Partnership will lose the property through foreclosure in early 2008, losing future credits of $551,517 and experiencing recapture of $1,595,877. This represents estimated credits and recapature of $125 and $361, respectively, per 1,000 BACs.

On May 28 2007, there was a fire of undetermined cause at the property that resulted in major damage to 3 units and minor damage to one additional unit. Proceeds from insurance are expected to be sufficient to restore the damaged units. Repairs are expected to commence and be completed prior to the end of the calendar year.

Riverbend Housing Associates (Riverbend Estates) is a 28-unit property located in Biddeford, ME. The property operated below breakeven in 2006 due to the low occupancy sustained in the first half of the year and high operating expenses. Improvements in management's approach to leasing and application processing as well as increased focus on controlling operating expenses have enabled the property to operate above breakeven through the third quarter of 2007. Occupancy averaged 93% through the third quarter. Occupancy slipped in September, averaging 89%, but management has pre-leased two of the vacant units and expects occupancy to rebound quickly. The property's tax expense is high in relation to the state average. Management met with the assessor's office in June and again in August to seek tax abatement. While the property's assessment went up, the rate was lowered, saving the property an estimated $8,700/annum. Since the tax expense has been reduced, and assuming occupancy remains strong, the property should continue to operate above breakeven through the fourth quarter of 2007. All tax, mortgage, and insurance payments are current. The operating deficit guarantee is capped at $300,000 and expires on December 31, 2012.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2006 the property operated below breakeven due to an average occupancy of 84%. The local economy has suffered in recent years as there has been in increase in migration from the area due to a lack of jobs. The closest large employers are thirty to forty miles away. Management received approval for a rent increase from USDA as of January 1, 2007, and has also received approval for an additional rent increase beginning January 1, 2008. Through the first three-quarters of 2007 the property's performance has improved as average occupancy increased to 93%. Pilot Point is currently operating above breakeven, primarily due to the increase in average occupancy combined with the rent increase received at the beginning of the year. As the performance continues to show signs of improvement, the investment general partner will continue to monitor the property until stabilized operations are confirmed. All taxes, insurance and mortgage payments are current.

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

Series 32

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2007, all of which were at 100% Qualified Occupancy

For the six month period ended September 30, 2007 and 2006, Series 32 reflects net loss from Operating Partnerships of $(729,452) and $(783,453), respectively, which includes depreciation and amortization of $1,209,857 and $1,221,754, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Pecan Manor Partnership (Pecan Manor Apartments) is a 40-unit development located in Natchitoches, Louisiana. Despite occupancy averaging 97% in 2007, and overall operating expenses in line with state averages, inadequate rental rates caused the property to operate below breakeven in 2006. Occupancy declined slightly since 2006; however, it remains strong averaging 95% through August 2007. In 2007 the property received approval for a 15% rent increase. The increase is going into effect upon lease renewal. Due to the rent increase the property is operating back above breakeven. All real estate tax, mortgage and insurance payments are current.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit, two building property in Old Bridge, New Jersey. Historically this property has suffered from operating with a cash flow deficit, high accounts payable, and under-funded replacement reserves. Occupancy through the third quarter of 2007 has averaged 100%. Despite the high occupancy, this property operates below breakeven due to high debt service and operating expenses. Expenses for this property are 30% higher than state averages, specifically in taxes and maintenance. The property's debt service represents 50% of its total income. The operating general partner was able to refinance the debt in 2004 and will continue to attempt to reduce the debt service. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy. Occupancy averaged 75% in the fourth quarter of 2006 and the first quarter of 2007. For the first three quarters of 2007 occupancy improved to 82%. The property suffered cash losses of ($113,684), ($53,329), and ($39,990) for the years 2004, 2005, and 2006, respectively, and a small cash loss for the first three quarters of 2007.

The property's physical appearance and condition is good; however, management has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies. The operating general partner has engaged four management companies in four years and is now proposing to self-manage this property. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004, and the mortgage and taxes are current. However, the operating general partner has a portfolio of properties in Michigan, some of which are operating at deficits, so its ability to continue to fund operating deficits at Clear Creek could be strained.

Martinsville I Limited (Martinsville Apartments) is a 13-unit apartment project located in Shelbyville, KY. As of July 2007 this property was able to reach 100% occupancy, a great improvement as compared to a 2006 average occupancy of 80%. Even with the recent higher occupancy, the property is projected to operate below breakeven in 2007 due to the low 79% average occupancy rate for the first six months of the year. A new third party management company took over operations in March 2007. The new management applied for rent increases with the local housing agency; these are expected to be approved in November 2007. These new rents are projected to increase revenues by $4,000 a year. Operating expenses are projected to be 25% less in 2007 compared to the previous year's total; however, the expenses are still about 16% higher than state averages. The reserves for this property have been depleted from previous capital improvements made in past years. The September mortgage payment, due October 1st, has not been paid. The operating general partner is working out a plan to bring this current with the lender. Tax payments are current through third quarter 2007.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, and the first two quarters of 2007 due to high utility expenses and collection loss. Operations improved slightly in the third quarter with reduced operating expenses, primarily in utility costs. Management is exploring options to further reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority and are waiting for approval. A site visit by the investment general partner is planned in the fourth quarter of 2007. The operating general partner states that a rent increase request will be filed to be effective January 1, 2008. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Tenant receivables continued to increase in the first three quarters of 2007. Physical occupancy was 100% at September 30, 2007. In line with the cooperative documents, management is assessing unit maintenance charges to the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner continues to fund deficits as needed. The mortgage and insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

Courtside Housing Associates, Limited Partnership (Courtside Apartments) is a 44-unit property located in Cottonwood, Arizona. The property operated below breakeven in 2006 due to high maintenance and administrative expenses. The operating general partner has been proactive and is working closely with the third-party management company to reduce operating expenses and replenish the property's diminishing replacement reserve account. The fourth quarter of 2006 showed a marked improvement with a large decrease in operating expenses and an average occupancy of 98%, although the property did operate below breakeven for the year. Average occupancy through the third quarter of 2007 is 94%. One of the vacant units has a pending application and the second unit is having the carpet replaced with an applicant interested in moving in. Replacement reserves are being funded monthly and the property continues to operate above breakeven in the third quarter of 2007. The mortgage, real estate taxes and insurance payments are all current.

Chardonnay Limited Partnership (Chardonnay Apartments) is a 14-unit property located in Oklahoma City, OK. Occupancy for the fourth quarter of 2006 was 100% and operations were stable. However, evictions of undesirable tenants involved in drug related activity in March 2007 reduced occupancy to 71% and 79%, respectively, for the first and second quarters of 2007. Additionally, several apartment communities in the area have recently undergone rehab and are more desirable than Chardonnay. To counter this, management has offered move-in specials and various other concessions to increase the traffic of qualified tenants. Occupancy as of September 30, 2007 is 86% with a move-in scheduled for early mid-October. The additional move-in will bring occupancy to 93%. Management also reports that although occupancy is down, they are still operating above breakeven due to low operating expenses. The mortgage, taxes and insurance are all current.

Series 33

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 33 reflects net loss from Operating Partnerships of $(395,071) and $(459,981), respectively, which includes depreciation and amortization of $630,747 and $614,705, respectively. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit, two building property in Old Bridge, New Jersey. Historically this property has suffered from operating with a cash flow deficit, high accounts payable, and under-funded replacement reserves. Occupancy through the third quarter of 2007 has averaged 100%. Despite the high occupancy, this property operates below breakeven due to high debt service and operating expenses. Expenses for this property are 30% higher then state averages, specifically in taxes and maintenance. The property's debt service represents 50% of its total income. The operating general partner was able to refinance the debt in 2004 and will continue to attempt to reduce the debt service. The mortgage, taxes, insurance and payables are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in the first quarter of 2007 due to vacancy loss and high utility expenses. Occupancy averaged 78% in the first quarter. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. The local housing agency was backlogged, and did not issue any vouchers at the end of 2006 and into the first quarter of 2007, despite the fact that there were sufficient funds to issue vouchers. Many of the property's current residents, who did not receive project-based rental assistance, qualified for vouchers but did not receive them. These residents vacated the property because they could no longer afford the current rental rates. Management addressed its issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter and strong occupancy was maintained in the third quarter. As of September 2007, occupancy averaged 90%. Strong occupancy allowed the property to operate above breakeven in the second and third quarters.

Despite the improvement in occupancy, the property is not expected to breakeven in 2007 due to high utility costs that are incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The Commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy. Management has hired an energy efficiency engineer to perform a payback analysis of the capital improvement recommendations noted in the audit. The report will be issued in the fourth quarter. Based on the analysis, the operating general partner may implement some or all of these recommendations. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50-unit senior complex located in Jefferson City, TN. As of September 2007, occupancy averaged 91% for this property in 2007, 94% in the third quarter. The site manager has been successful in retaining current residents and advertising is done in two local newspapers as needed. During the second quarter of 2007 the parking lot was resealed to improve the property's exterior appearance. This property operated above breakeven in 2006 and is projected to do so in 2007 as well. The taxes and insurance are being properly escrowed and the mortgage is current.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool and resulting in a third quarter 2006 average occupancy of 99%. Fourth quarter occupancy dropped slightly to an average of 92%. However, occupancy rose to 96% by March 2007, and has remained at that level through the end of the second and third quarters of 2007. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 and the first quarter of 2007 was reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a kids' club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, including carpet cleaning and window cleaning. Third-party accounts payable continues to be paid down with operating cash. Mortgage, taxes, and insurance payments are all current. The property is now generating sufficient cash that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Forest Park Apartments (Stonewall Retirement Village) is a 40-unit development located in Stonewall, Louisiana. Despite occupancy averaging 99% and overall operating expenses being in-line with the state averages, the property operated with a cash flow deficit in 2006. The primary factor causing the deficit is that rental rates are inadequate to cover normal operations. The operating general partner is working with management to implement an across the board rent increase to help bring operations back above breakeven. Management is making a concentrated effort to reduce accounts receivable and bad debt. In 2007 administrative and maintenance expenses are expected to be significantly higher than normal due to turnover costs and legal expenses associated with evictions for non-payment. Although occupancy remains strong, averaging 96% through August 2007, the property continues to operate below breakeven. The investment general partner will continue to follow up with the operating general partner as to the status of a rental rate increase. The investment general partner will monitor the property's occupancy and operations closely to assist management in determining ways to increase revenue and reduce expenses in an effort to improve operating performance. All real estate tax, mortgage and insurance payments are current.

Series 34

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 34 reflects net loss from Operating Partnerships of $(603,552) and $(516,095), respectively, which includes depreciation and amortization of $1,078,946 and $1,054,344, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. In 2006, occupancy averaged 92%. Despite occupancy and operating expenses in line with the state average, the property operated below breakeven in 2006 due to overly burdensome debt service. Interest on floating rate debt increased by $110,509 per the 2006 audit; annual debt service payments represented 53% of the property's total income. As of September 2007 occupancy averaged 90% and the property continued to operate below breakeven. After analysis of the local market, the investment general partner suggested that management implement a rent increase. Effective August 2007 rental rates on the 1 bedroom, 2 bedrooms, and 3 bedrooms increased by $5, $20, and $25, respectively. The rent increase increased monthly gross potential rent by $4,360, which will help to offset monthly debt service payments. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments), is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven as a result of low occupancy, which averaged 79% in 2006, but improved to 81% in the first three-quarters of 2007. The property suffered cash losses of ($80,898), ($50,619), and ($71,828) for the years 2004, 2005, and 2006, respectively. The property's physical appearance and condition is good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies. The operating general partner has engaged four management companies in four years and is in the process of engaging a fifth.

The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result payments on the first mortgage became delinquent and, as of the third quarter of 2007, the Operating Partnership is five months delinquent on its mortgage. To date, the lender has not declared the loan in default. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. The property struggled with occupancy problems due to competitive homeownership programs. In early 2006, a new Wal-Mart Superstore opened nearby, increasing the applicant pool and resulting in a third quarter 2006 average occupancy of 99%. Fourth quarter occupancy dropped slightly to an average of 92%. However, occupancy rose to 96% by March 2007, and has remained at that level through the end of the second and third quarters of 2007. Concessions are no longer being offered to new move-ins and the site staff is increasing their rent collection efforts to reduce delinquencies. The average delinquency in 2006 and the first quarter of 2007 was reduced to 6% of the monthly income from an average of 12% in 2005. Tenant retention is also a priority, and the site manager implemented a Kids' Club (a social club for the residents' children) and a one-day maintenance turnaround guarantee, and is planning various social events for the families. To encourage lease renewals, they are giving renewing residents coupons for free maintenance services to be performed by the on-site maintenance staff, including carpet cleaning and window cleaning. Third-party accounts payable continues to be paid down with operating cash. Mortgage, taxes, and insurance payments are all current. The property is now generating sufficient cash so that the tax and insurance escrow is being funded on a monthly basis. The investment general partner continues to monitor the status of the tax payments and the improving performance of this property on a weekly basis.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit new construction family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 and the property expended approximately ($300,000) in 2005. The operating general partner responded with move-in specials and heavy advertising with local businesses and rental guides. Occupancy improved averaging 88% for 2006 and 95% for the first six months of 2007. In July and August of 2007, occupancy continued to improve to 97%. The site manager is working to retain residents, and estimates that turnover has fallen from 100% in 2006 to 50% in 2007. In 2006, per unit revenue increased by $932/unit although expenses remained high at $4,572/unit, resulting in a net loss of ($140,730). The operating general partner is contesting the property tax assessment in an effort to reduce expenses. A final decision is still pending, but the County is allowing the operating general partner to pay 85% of the current bill while the appeal is reviewed. The operating deficit guarantee remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 35

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 35 reflects net loss from Operating Partnerships of $(571,981) and $(473,655), respectively, which includes depreciation and amortization of $763,121 and $762,412, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104-unit property located in Dickson, Tennessee. In 2006, occupancy averaged 93%. In 2006, the property's annual debt service payments represented 40% of the property's total income; consequently, this property has had difficulty maintaining breakeven operations. The interest on the variable rate debt increased by $76,745 in 2006. The property continued to operate slightly below breakeven through second quarter of 2007. Effective May 1, 2007, rents for half of the 1-bedroom units were increased by $5 and rents for all of the 2-bedroom units were increased by $10. Despite the rent increase and strong occupancy, the property still operated slightly below breakeven in the third quarter of 2007. As of September 2007, occupancy averaged 96%. In the fourth quarter, the investment general partner will perform a rental rate analysis of the local market to determine if the property can support a rent increase on the rest of the units to offset high debt service payments. The investment general partner will continue to monitor monthly income statements to ensure operating expenses remain within the budget. The operating general partner continues to fund cash shortfalls at the property. The operating deficits through the compliance period are guaranteed by the operating general partner, unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current for this property.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy improved to 92% in 2006 as new jobs have brought additional qualified residents to the market. Through the third quarter of 2007, average occupancy is 91% year-to-date. Management continues to offer rental concessions to attract and retain residents. Management continues to aggressively market the property through local media and to promote community-building activities, including summer breakfast and lunch programs for children as well as sponsoring holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. The Operating Partnership continues to operate below breakeven status. Real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2006, occupancy averaged 95% but dropped to 87% in December 2006. Throughout 2006, management was able to keep controllable operating expenses to the 2005 level but inconsistent occupancy and flat rents led to below breakeven operations. Occupancy was 85% at the end of the first quarter of 2007 and improved slightly to 87% in the second quarter. Management has confirmed that occupancy has continued to improve in the third quarter. As a result of the low occupancy, the property continued to operate below breakeven through the third quarter of 2007. Management has stated that the third phase of a new apartment complex nearby opened in the fall of 2006 and had a dramatic effect upon their marketing efforts. The new development offers amenities such as: golfing privileges, a swimming pool, exercise room, tanning beds, community center, etc. at comparable rent levels. Management has been unable to increase rents and has had difficulty maintaining occupancy despite increased marketing efforts. The regional manager is currently developing a more comprehensive resident retention program and the on-site manager has made outreach efforts with the local senior center. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the property's end of compliance in 2015. All real estate taxes, insurance and mortgage payments are current.

Series 36

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 36 reflects net loss from Operating Partnerships of $(249,355) and $(217,274), respectively, which includes depreciation and amortization of $520,962 and $516,008, respectively. This is an interim period estimate; it is not indicative of the final year end results.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. With an average occupancy of 83% in 2006 the property operated below breakeven. The property struggles with low occupancy due to soft market conditions coupled with ineffective site management. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The operating general partner has addressed the previously ineffective management team by replacing the regional manager and the on-site manager. Effective in the fourth quarter of 2006, the new management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent-free pro-rated over 12 months. Management is also working with a local housing authority in an effort to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management reports that the resident profile and retention are greatly improved. As of September, the property is 90% occupied and 94% leased, however, the property is still operating below breakeven through the third quarter of 2007. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Annadale Housing Partners (King's View Apartments) is a 222-unit property located in Fresno, CA. The property operated above breakeven in 2006 as a result of being funded primarily with soft debt. Operating expenses were slightly higher than state averages, but not of a serious concern. The main issue at the site continues to be low occupancy. Occupancy displayed a steady decline in 2006 to a low of 81% in December 2006. Occupancy continued to decline in 2007, dropping to 79% in September. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, CA. Crime has increased substantially over the past two years. Management spends approximately $11,500 per month on private security. The operating general partner estimates that in reality the site requires $30,000 - $60,000 per month in private security to effectively secure the property. Management has been working closely with the police department. Over the past few months the police department has diverted resources from other areas of the city to the King's View neighborhood. This has made a positive impact on the area but the operating general partner is doubtful that the impact will be long lasting. As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding applicants and maintaining a quality resident profile. Most of the good residents continue to move out of the area. Management continues to work with police, the City of Fresno and the Housing Authority for support. The investment general partner will continue to monitor occupancy and management's efforts going forward. A fire occurred in Apartment #129 as a result of a defective bathroom fan in April 2007. Rehabilitation to the apartment was completed in the third quarter and insurance proceeds for the damages were approved by the investment general partner and released.

Series 37

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 37 reflects net loss from Operating Partnerships of $(503,886) and $(405,750), respectively, which includes depreciation and amortization of $813,928 and $898,913, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. In 2006, occupancy averaged 92%. Despite occupancy and operating expenses in line with the state average, the property operated below breakeven in 2006 due to overly burdensome debt service. Interest on floating rate debt increased by $110,509 per the 2006 audit; annual debt service payments represented 53% of the property's total income. As of September 2007 occupancy averaged 90% and the property continued to operate below breakeven. After analysis of the local market, the investment general partner suggested that management implement a rent increase. Effective August 2007 rental rates on the 1 bedroom, 2 bedrooms, and 3 bedrooms increased by $5, $20, and $25, respectively. The rent increase increased monthly gross potential rent by $4,360, which will help to offset monthly debt service payments. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy improved to 92% in 2006 as new jobs have brought additional qualified residents to the market. Through the third quarter of 2007, average occupancy is 91% year-to-date. Management continues to offer rental concessions to attract and retain residents. Management continues to aggressively market the property through local media and to promote community-building activities, including summer breakfast and lunch programs for children as well as sponsoring holiday parties. Additional focus placed on improving collections has helped management to maximize rental income. The Operating Partnership continues to operate below breakeven status. Real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in the first quarter of 2007 due to vacancy loss and high utility expenses. Occupancy averaged 78% in the first quarter. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. The local housing agency was backlogged, and did not issue any vouchers at the end of 2006 and into the first quarter of 2007, despite the fact that there were sufficient funds to issue these vouchers. Many of the property's current residents, who did not receive project-based rental assistance, qualified for vouchers but did not receive them. These residents vacated the property because they could no longer afford the current rental rates. Management addressed its issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter and strong occupancy was maintained in the third quarter. As of September 2007, occupancy averaged 90%. Strong occupancy allowed the property to operate above breakeven in the second and third quarters.

Despite the improvement in occupancy, the property is not expected to breakeven in 2007 due to high utility costs that are incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The Commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy. Management has hired an energy efficiency engineer to perform a payback analysis of the capital improvement recommendations noted in the audit. The report will be issued in the fourth quarter. Based on the analysis, the operating general partner may implement some or all of these recommendations. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the +$1,000/ month rents. During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to these constraints occupancy declined and through the first three quarters of 2007, occupancy averaged 81% and the property operated below breakeven. To date, the operating general partner has supported the deficits and debt service, insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas could be strained.

Series 38

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2007, all of which were at 100% qualified occupancy.

For the six month period ended September 30, 2007 and 2006, Series 38 reflects net loss from Operating Partnerships of $(284,969) and $(185,266), respectively, which includes depreciation and amortization of $596,084 and $594,389, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 39 reflects net loss from Operating Partnerships of $(281,537) and $(342,389), respectively, which includes depreciation and amortization of $502,971 and $543,321, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Timber Trails I Partnership (Timber Trails Apartments) is a 32-unit development located in Ball, Louisiana. Despite occupancy averaging 99% in 2006, the property operated below breakeven. In 2006 the property experienced an increase in maintenance expenses. The increase in maintenance expenses was due to costs to repair damages sustained during the 2005 hurricane season. The property was insured but the damages were not great enough to cover the insurance deductible. As a result all repairs were funded from operations. During the first half of 2007, occupancy declined 5% to average 94%, primarily the result of evictions being filed on residents for non-payment of rent. This, in turn, has increased administrative and maintenance expenses due to legal and turnover costs. Occupancy increased back to 100% in September 2007, and the on-site manager is hopeful that a better tenant base will help improve operations going forward. In 2007 the operating general partner gained approval from Rural Development for an across the board rent increase. He continues to work with Rural Development to gain another rent increase for budget year 2008. Another rent increase is needed to bring operations back above breakeven. The investment general partner will monitor the property's occupancy and operations closely, as well as assist management in determining ways to increase revenue and reduce operating expenses. All real estate tax, mortgage, and insurance payments are current.

Arbors at Ironwood, LP (Arbors at Ironwood) is an 88-unit family property located in Mishawaka, IN. In December 2005 occupancy declined slightly to 91%, and remained at that level through the first quarter of 2006. However, operations consistently improved through 2006 with average occupancy of 92%. 2007 average occupancy remained above 90% with 97% in the first quarter, 95% in the second quarter, and 98% as of August. The site manager continues to hold resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. In 2006 the property lost ($10,555) due to high operating expenses and bad debt. In 2007 the property has reduced bad debt from $16,115 to $6,242 through August 2007. The taxes, insurance, and mortgage payments are all current. Although property occupancy, operations, and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and management company. Occupancy reports are received each week and conference calls are held with management staff to review progress as needed.

Series 40

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2007, all of which at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 40 reflects net loss from Operating Partnerships of $(418,341) and $(351,432), respectively, which includes depreciation and amortization of $685,495 and $692,198, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Arbors at Ironwood II, LP (Arbors at Ironwood) is a 40-unit family property located in Mishawaka, IN. In 2005, average occupancy declined to 85%, but improved quickly through 2006 to an annual average of 91%. This improvement has continued in 2007; through August the property is averaging 94% occupancy. The site manager continues to hold resident appreciation activities and marketing traffic is good due in part to positive word-of-mouth. In 2006 the property lost ($10,075) due to low occupancy and high bad debt expenses ($7,099). However, attention to tenant screening allowed the property to reduce bad debt expenses to $1,353 through August 2007. The taxes, insurance, and mortgage payments are all current. Although property occupancy, operations and overall curb appeal have greatly improved, the investment general partner continues to work closely with the operating general partner and the management company. Occupancy reports are received each week and conference calls are held with management staff to review progress as needed.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the +$1,000/ month rents. During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to these constraints occupancy declined and through the first three quarters of 2007, occupancy averaged 81% and the property operated below breakeven. To date, the operating general partner has supported the deficits and debt service, insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas could be strained.

Series 41

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 41 reflects net loss from Operating Partnerships of $(791,753) and $(773,845), respectively, which includes depreciation and amortization of $952,745 and $964,189, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with occupancy averaging 93% through the first three quarters of 2007. The mortgage, taxes, and insurance are current.

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

Brookstone Place II Apartments (Brookstone Place II LDHA, LP), is a 72-unit family property located in Port Huron, MI. The property operated below expectations for several years due to regional economic weakness, the market's saturation with moderate-income properties and the operating general partner's inability to identify and maintain consistent management at the site and regional levels.

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

In the fourth quarter of 2006, an unrelated third-party buyer offered to purchase all of the interests of the Operating Partnership and redeem the property from the bank during the redemption period for consideration of providing IRS Section 42 Disposition Bonds that would allow the investment limited partners to avoid recapture. The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property. The sale of the interests and redemption of the property by the Operating Partnership closed on January 26, 2007. The sales price was $2,763,894, which included the outstanding mortgage balance of $2,588,606, closing costs of $5,849, and the cost of the IRS Section 42 Disposition Bonds of approximately $169,439. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property located in Mendota, IL. In 2006, the property had an average occupancy of 85% and operated slightly above breakeven. Through 2007, occupancy has steadily increased, and as of July 2007, average occupancy was at 92% and the property was operating well above breakeven. The initial occupancy concerns stem from a lack of qualified applicants in the area. Management has increased and streamlined advertising efforts so as to reach a larger audience and improve visibility. Also, management has been developing a network of contacts at local county and community agencies. Based on the occupancy improvements, it appears these efforts are beginning to show results. The investment general partner will continue to work with the operating general partner to ensure occupancy continues to improve and operations stabilize. The mortgage, property taxes, and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership operated above breakeven in 2006. However, the 2006 overall average occupancy of 84% declined to 65% in December 2006, due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants. A new site staff was hired early in 2007 and the current site manager has been able to restore occupancy to 85% as of June 30, 2007. Third quarter financial and occupancy information has been requested. The rent collection and eviction policies are also being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current.

Series 42

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 42 reflects net loss from Operating Partnerships of $(465,542) and $(520,122), respectively, which includes depreciation and amortization of $910,459 and $884,421, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Natchez Place II Partnership, A L.P (Natchez Place Apartments) is a 32-unit multifamily development located in Natchez, Louisiana. Despite occupancy averaging 99% in 2006, the property operated below breakeven. In 2006 the property experienced an increase in maintenance expenses. The increase in maintenance expenses was due to costs to repair damages sustained during the 2005 hurricane season. The property was insured but the damages were not great enough to cover the insurance deductible. As a result all repairs were funded from operations. Occupancy has fluctuated throughout 2007; however, it remains strong averaging 95% through August 2007. The slight decline in occupancy is the result of the on-site manager filing evictions on the non-paying residents. This has increased administrative and maintenance expenses due to legal fees and turnover costs associated with the eviction procedures. In addition, the operating general partner has been making capital improvements to the site to improve curb appeal. The property is continuing to operate below breakeven. The investment general partner will continue to monitor the property's occupancy and operations closely, as well as assist management in determining ways to increase revenue and reduce operating expenses. All real estate tax, mortgage, and insurance payments are current.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. Despite occupancy averaging 99% in 2006, the property operated below breakeven. In 2006 the property experienced an increase in maintenance expenses. The increase in maintenance expenses was due to costs to repair damages sustained during the 2005 hurricane season. The property did receive insurance proceeds to cover most of the repairs, but some damages were not covered and the property had to cover the cost of the insurance deductible. In 2006 the utility expenses (water, sewer and electric) increased approximately $141 per unit. This was a direct result of the utility company increasing rates to cover the cost of damages caused by the 2005 hurricanes. During the first half of 2007, occupancy dropped 13% as a result of evictions being filed on residents for non-payment of rent. Although the decline in occupancy decreased the revenue and increased the administrative and maintenance expenses, management is confident that a better resident base will help to improve operations going forward. Occupancy has steadily increased during the third quarter of 2007, and it was 90% occupied in September 2007. The operations are improving but still slightly below breakeven status. Management continues to work with Rural Development in an effort to gain approval for a rent rate increase, but an approval has not yet been granted. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining ways to increase revenue and reduce operating expenses. All real estate tax, mortgage, and insurance payments are current.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with occupancy averaging 93% through the first three quarters of 2007. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.

Occupancy for the third quarter of 2007 averaged 90% and year to date averaged 92%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, and management performing significant capital improvements to continue to attract new residents, the property operated at a deficit in 2006. However, since the fourth quarter 2006, the property has continuously improved and, although it operated just below breakeven through the third quarter of 2007, this deficit is largely due to legal and loan fees associated with a refinance of the first mortgage that began in 2006 and was completed in July 2007. If not for these refinancing fees, the property would be operating above breakeven for 2007.

The operating general partner and the management team, hired in August 2005, continue to seek ways to differentiate the property from its competition and increase rental revenue. Prior to the refinance, due to negative cash flow, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership began funding the replacement reserve in September 2007. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the Operating Partnership to meet operating deficits as needed.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. The property's tenants are almost entirely comprised of agricultural workers. In 2006, the property experienced erratic occupancy ranging between 70%-90% and operated below breakeven. In the third quarter of 2006, the management company changed site managers, bringing in the site manager of a nearby property. The new site manager had a strong positive effect on the property as evidenced by the improvement in the 2007 occupancy to 97%. During the first three quarters of 2007, the property operated above breakeven. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

On May 1, 2006 the investment general partner was informed that the housing authority had issued an IRS Form 8823 for an unqualified unit due to student status. The 8823 was corrected in July 2006, but one unit was out of compliance from June of 2005 through May of 2006.

TS Housing, LP (Tiffany Square Apartments) is a 52-unit family property located in Lakewood, CO. Parts of the property developed structural issues related to the floor joists, which resulted in uneven floors and required extensive repairs. Eight units were off-line for over six months while management attempted to remediate the issue. As a result of lower revenue from the down units, increased maintenance expenditures and generally poor site management, the property expended cash of ($19,023) in 2006. During the first three-quarters of 2007, occupancy was 88%. Management expects near 100% occupancy going forward. All real estate taxes, insurance, and mortgage payments are current, but payables have risen to excessive levels periodically in 2007. In addition, the structural issues noted above could require considerable additional capital expenditures. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

In December 2006 the Colorado Housing and Finance Authority performed a management review which resulted in the issuance of 8823s on eight units that were unavailable for rental for an unacceptable length of time due to the structural issues noted above.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy through the fourth quarter 2006 was 86%. In 2007, occupancy continues to improve. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. In the third quarter 2007, physical occupancy has improved to 92% and the property was able to breakeven. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes and insurance are current.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first three-quarters of 2007 is 92% down slightly from the 2006 average occupancy of 96%. The property is operating below breakeven due to high operating costs. Administrative and bad debt expenses are both up from 2006. In 2003 an engineer's report identified foundation and stress cracks throughout the property. The report revealed foundation movement in five buildings. Since 2001, much work has been done on the foundation, stair towers, and landings as a result of the movement. Soil testing was done at the end of 2006, and as a result, the operating general partner has submitted a capital improvement proposal ($260K) for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go off-line, increasing vacancy loss and reducing total income. The investment general partner will work closely with the operating general partner to monitor the foundation and site improvements being performed. The investment general partner will also work with management to help improve their leasing and marketing strategy. The mortgage, trade payables, property taxes and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO. The property operated at a deficit for the first time in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, third party management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St Louis had cited the property as a nuisance twice in 2006. The property's security and habitability had deteriorated sharply during the second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 - February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner (Liberty Group) took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, Liberty's on-site manager was assaulted on the premises and Liberty was unable to re-establish a management presence at the property.

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development (HUD) terminated the Housing Assistance Payment contract. The trustee for the bonds declared a default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. Discussions regarding the transfer are ongoing. Due to the property being shut down in 2007, investors will lose 2007 tax credits and experience recapture. The operating partnership will lose $43,809 and experience recapture of $65,488. This represents estimated credits and recapature of $16 and $24, respectively, per 1,000 BACs. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

Series 43

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 43 reflects net loss from Operating Partnerships of $(631,688) and $(698,610), respectively, which includes depreciation and amortization of $1,226,864 and $1,277,877, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work, and funding, continues on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. Property operations are strong, with occupancy averaging 93% through the first three quarters of 2007. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed approximately $190,000 in funds to the Operating Partnership to bring the mortgage and accounts payable current.

Occupancy for the third quarter of 2007 averaged 90% and year to date averaged 92%. In order to attract new residents, management has continued to market the property aggressively in local newspapers and reduced the required security deposit to $99 for new residents with good credit. Due to low rental rates, which are the product of a depressed local economy, and management performing significant capital improvements to continue to attract new residents, the property operated at a deficit in 2006. However, since the fourth quarter 2006, the property has continuously improved and, although it operated just below breakeven through the third quarter of 2007, this deficit is largely due to legal and loan fees associated with a refinance of the first mortgage that began in 2006 and was completed in July 2007. If not for these refinancing fees, the property would be operating above breakeven for 2007.

The operating general partner and the management team, hired in August 2005, continue to seek ways to differentiate the property from its competition and increase rental revenue. Prior to the refinance, due to negative cash flow, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership began funding the replacement reserve in September 2007. The mortgage, taxes and insurance payments are all current. The operating general partner continues to advance funds to the partnership to meet operating deficits as needed.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties offering Section 8 subsidies. Management is having difficulty marketing to qualified applicants. Recent employment gains in service sectors, coupled with shopping facilities, grammar schools and freeway access all within one mile of the property, were still not able to offset vacancies. This is due, in part, to an employment decline in the manufacturing sector. Occupancy in the fourth quarter of 2006 was 86%. Management initiated rent concessions, $99 security deposits and waiving the first month's rent to attract applicants; despite this, occupancy dropped to 74% in the first quarter of 2007 due primarily to evictions for non-payment of rent. Through the end of the third quarter, occupancy is averaging 78%. The management company terminated the site manager at the beginning of October and a manager from a nearby property is working at the site until a permanent replacement is hired. Although the replacement reserve is under-funded, the Operating Partnership is under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's guaranty is in effect through February 2009, with a funding limit of $200,000.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. The Operating Partnership has operated below breakeven since 2004. When a new regional manager was hired in August 2005, she found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues in order to improve operations, they discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial in the near future. To better control operations, the regional manager has instituted significant policy changes in rent collection and supply purchases. Additionally, the operating general partner started performing extensive background checks on prospective employees. Through fourth quarter 2006, physical occupancy increased to 85%. In January 2007, upon a physical inspection, it was discovered that the property is having some mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner is working to resolve these issues by implementing a comprehensive maintenance plan. Through third quarter, physical occupancy is beginning to stabilize and as of September 2007 the property's occupancy was 92%. Recent newspaper advertisement has improved traffic and the property is expected to reach 95% physical occupancy by the fourth quarter 2007. The regional manager believes that with the implemented changes the property will begin to operate at breakeven in the fourth quarter 2007. The investment general partner will continue to work with the operating general partner in an effort to bring operations above breakeven.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, and through the first two quarters of 2007 due to high utility expenses and collection losses. Operations improved slightly in the third quarter of 2007 with reduced operating expenses, primarily in utility costs. Management is exploring options to further reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. They are currently waiting for approval. A site visit by the investment general partner is planned in the fourth quarter of 2007 to inspect the building's systems and structure. The operating general partner is planning a rent increase (pending approval) that will be effective January 1, 2008. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. However, the collections and bad debt remain an ongoing and serious issue. Year-to-date tenant receivables continue to increase. Physical occupancy was 100% as of September 30, 2007. In-line with the cooperative documents, management is assessing unit maintenance charges to the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner continues to fund operating deficits as needed. The mortgage and insurance payments are current. The property pays no property taxes as the result of having a tax-exempt status.

Series 44

As of September 30, 2007 and 2006, the average Qualified Occupancy was 100% and 98.9%, respectively. The series had a total of 10 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 44 reflects net loss from Operating Partnerships of $(667,232) and $(596,089), respectively, which includes depreciation and amortization of $1,036,873 and $836,780, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit new construction family property located in Atlanta, Georgia. Construction was completed one month behind schedule on April 30, 2005 and lease up completed on schedule in December 2005. The property's occupancy has declined since October 2006, falling to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management has responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Residents must pay to activate the service but management activates the alarm service in all vacant units. A site visit conducted in March 2007 rated the property as excellent in management and physical plant and noted that management was addressing the crime issues well. Occupancy averaged 97% in the third quarter of 2007 and was at 98% in September 2007. The property has not yet converted its construction loan and has extended the loan until December 31, 2007. The construction loan, taxes, and insurance are current.

Bartlett Bayou is a 48-unit development located in Pascagoula, MS. Prior to completion of construction, the property was impacted by Hurricane Katrina. The hurricane damage resulted in a delay in construction completion and an increase in construction costs. As a result the operating general partner was able to obtain an additional $97,000 in tax credits for 2006. However, the 8609s were incorrect and indicated an allocation date as February 28, 2007. The operating general partner is in the process of attaining amended 8609s through the Mississippi Home Corporation which will allow them to allocate the supplemental credits to 2006.

As a result of the hurricane damage, insurance premiums increased significantly in the area. While occupancy averaged 98% through 2006, the property operated below breakeven due mainly to a $30,000 increase in insurance expense. In 2007, rents were increased; however, the insurance premium remains high. Through the first three quarters of 2007, the property is operating slightly below breakeven despite occupancy remaining strong. Management is making efforts to control costs in order to offset the inordinately high insurance premium. The mortgage, taxes and insurance are all current.

Series 45

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2006 and 2006, Series 45 reflects net loss from Operating Partnerships of $(646,199) and $(724,871), respectively, which includes depreciation and amortization of $1,469,783 and $1,296,599 respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookstone Place II Apartments (Brookstone Place II LDHA, LP), is a 72-unit family property located in Port Huron, MI. The property operated below expectations for several years due to regional economic weakness, the market's saturation with moderate-income properties and the operating general partner's inability to identify and maintain consistent management at the site and regional levels.

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

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the +$1,000/ month rents. During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to these constraints occupancy declined and through the first three quarters of 2007, occupancy averaged 81% and the property operated below breakeven.

To date, the operating general partner has supported the deficits and debt service, and insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas could be strained.

Childress Apartments LTD, (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Occupancy has seen a significant increase from 74% in 2005 to 87% in 2006, and positive cash flow of $22,856. Management has stated the property received a rent increase in 2006 and expects another in 2007. During the first quarter of 2007 occupancy dropped slightly to 83%, but the property is operating above breakeven. In the second and third quarters of 2007 the property averaged 86% and 88% occupancy, respectively. The management company states that further improvements will be seen in the upcoming months. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. Through August 2007, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions. A default notice was sent to the operating general partner on September 1, 2005. A demand letter sent to the operating general partner in July 2006 followed up the default notice. The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. Another non-profit organization, Four Oaks of Iowa, was retained to take over property management. The investment general partner met with representatives of both the original non-profit general partner and Four Oaks to determine a course of action that serves the best interest of the Operating Partnership. Four Oaks has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area. Four Oaks established a new not-for-profit entity, Affordable Housing Network, in June 2007 to step in as operating general partner. Amendments to the Partnership Agreement are currently being drafted, and it is anticipated that the transfer should occur sometime during the fourth quarter of 2007. The Operating Partnership generated cash in 2006 with occupancy averaging 93%. In August 2007, occupancy dropped to 79%. The decrease was a result of a decision by management to keep some units vacant to absorb displaced tenants from another building going through foreclosure. Management anticipates having 100% of the units occupied by November 1, 2007. Despite the decrease in occupancy, the property is operating at breakeven through the third quarter of 2007. The property is 100% financed with soft debt, requiring payments of principal and interest from cash flow only. Trade payables, taxes and insurance are all current. The investment general partner will continue to closely monitor operations and the pending transfer of the operating general partner interest.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit new construction family property located in Atlanta, Georgia. Construction was completed one month behind schedule on April 30, 2005 and lease up completed on schedule in December 2005. The property's occupancy has declined since October 2006, falling to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management has responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Residents must pay to activate the service but management activates the alarm service in all vacant units. A site visit conducted in March 2007 rated the property as excellent in management and physical plant and noted that management was addressing the crime issues well. Occupancy averaged 97% in the third quarter of 2007 and was at 98% in September 2007. The property has not yet converted its construction loan and has extended the loan until December 31, 2007. The construction loan, taxes, and insurance are current.

Bartlett Bayou is a 48-unit development located in Pascagoula, MS. Prior to completion of construction, the property was impacted by Hurricane Katrina. The hurricane damage resulted in a delay in construction completion and an increase in construction costs. As a result the operating general partner was able to obtain an additional $97,000 in tax credits for 2006. However, the 8609s were incorrect and indicated an allocation date as February 28, 2007. The operating general partner is in the process of attaining amended 8609s through the Mississippi Home Corporation which will allow them to allocate the supplemental credits to 2006.

As a result of the hurricane damage, insurance premiums increased significantly in the area. While occupancy averaged 98% through 2006, the property operated below breakeven due mainly to a $30,000 increase in insurance expense. In 2007, rents were increased; however, the insurance premium remains high. Through the first two quarters of 2007, the property is operating slightly below breakeven despite occupancy remaining strong. Management is making efforts to control costs in order to offset the inordinately high insurance premium. The mortgage, taxes and insurance are all current.

Series 46

As of September 30, 2007 and 2006, the average Qualified Occupancy was 100% and 97.4%, respectively. The series had a total of 15 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 46 reflects net loss from Operating Partnerships of $(561,850) and $(276,780), respectively, which includes depreciation and amortization of $682,672 and $563,858, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Panola Housing, Ltd (Panola Apartments) is a 32-unit multifamily development located in Carthage, Texas. Despite occupancy averaging 99%, the property operated below breakeven in 2006. Operating expenses were in-line with state averages; however, rental rates are insufficient to cover normal operations. Although requested, there is currently no possibility of an increase in rents because the Department of Housing and Urban Development provides Panola with rental assistance and controls the rates. In 2007 occupancy remains very close to 100%. Due to management's ability to reduce operating expenses the property is operating at breakeven. All real estate tax, mortgage and insurance payments are current.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 19, 2007		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 19, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.