Form 10-Q
period 2007-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2008-02-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital (Deficit)	87-101
Statements of Cash Flows	102-157
Notes to Financial Statements	158-193

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	194-252

Item 3. Quantitative and Qualitative Disclosures About Market Risk	253

Item 4. Controls and Procedures	253

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	254

Item 1A. Risk Factors	254

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	254

Item 3. Defaults Upon Senior Securities	254

Item 4. Submission of Matters to a Vote of Security Holders	254

Item 5. Other Information	254

Item 6. Exhibits	254

Signatures	255

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$231,811,682	$248,123,270

OTHER ASSETS
Cash and cash equivalents	7,513,198	9,316,159
Notes receivable	1,217,693	2,192,642
Acquisition costs net	31,558,386	32,665,026
Other assets	1,884,617	2,049,750

	$273,985,576	$294,346,847

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$53,479	$59,982
Accounts payable affiliates	39,651,237	35,177,388
Capital contributions payable	4,414,939	5,511,885

	44,119,655	40,749,255

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 83,651,080 issued and outstanding	234,733,482	258,227,835
General Partner	(4,867,561)	(4,630,243)

	229,865,921	253,597,592

	$273,985,576	$294,346,847

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$139,822	$466,647

OTHER ASSETS
Cash and cash equivalents	138,349	241,848
Notes receivable	-	-
Acquisition costs net	66,979	69,658
Other assets	60,217	22,066

	$405,367	$800,219

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,798,002	2,644,688
Capital contributions payable	-	-

	2,798,002	2,644,688

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,060,457)	(1,517,773)
General Partner	(332,178)	(326,696)

	(2,392,635)	(1,844,469)

	$405,367	$800,219

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$242,525	$338,536

OTHER ASSETS
Cash and cash equivalents	3,033	12,391
Notes receivable	236,476	236,476
Acquisition costs net	36,635	38,100
Other assets	280,232	280,232

	$798,901	$905,735

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,721,237	1,528,290
Capital contributions payable	236,479	236,479

	1,957,716	1,764,769

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding	(985,275)	(688,492)
General Partner	(173,540)	(170,542)

	(1,158,815)	(859,034)

	$798,901	$905,735

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$594,460	$666,278

OTHER ASSETS
Cash and cash equivalents	72,886	129,911
Notes receivable	-	-
Acquisition costs net	115,121	119,726
Other assets	5,437	5,437

	$787,904	$921,352

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,737,876	2,533,288
Capital contributions payable	4,107	18,770

	2,741,983	2,552,058

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding	(1,715,456)	(1,395,317)
General Partner	(238,623)	(235,389)

	(1,954,079)	(1,630,706)

	$787,904	$921,352

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$645,341	$736,069

OTHER ASSETS
Cash and cash equivalents	21,553	64,648
Notes receivable	-	-
Acquisition costs net	171,201	178,049
Other assets	6,135	6,135

	$844,230	$984,901

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,243,108	2,044,822
Capital contributions payable	-	-

	2,243,108	2,044,822

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,100,042)	(764,475)
General Partner	(298,836)	(295,446)

	(1,398,878)	(1,059,921)

	$844,230	$984,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$384,975	$503,037

OTHER ASSETS
Cash and cash equivalents	152,892	164,634
Notes receivable	-	-
Acquisition costs net	191,337	198,990
Other assets	201,640	201,640

	$930,844	$1,068,301

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$678
Accounts payable affiliates	2,198,222	2,027,420
Capital contributions payable	9,999	9,999

	2,208,899	2,038,097

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding	(1,079,976)	(774,800)
General Partner	(198,079)	(194,996)

	(1,278,055)	(969,796)

	$930,844	$1,068,301

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,551,806	$2,936,860

OTHER ASSETS
Cash and cash equivalents	246,790	249,177
Notes receivable	-	-
Acquisition costs net	192,155	199,841
Other assets	40,320	40,320

	$3,031,071	$3,426,198

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$978
Accounts payable affiliates	1,993,593	1,814,086
Capital contributions payable	61,733	61,733

	2,056,304	1,876,797

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding	1,222,463	1,791,351
General Partner	(247,696)	(241,950)

	974,767	1,549,401

	$3,031,071	$3,426,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,169,839	$6,753,914

OTHER ASSETS
Cash and cash equivalents	242,816	218,953
Notes receivable	129,062	129,062
Acquisition costs net	342,303	354,981
Other assets	28,478	28,478

	$6,912,498	$7,485,388

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$90	$90
Accounts payable affiliates	3,371,147	3,095,080
Capital contributions payable	29,490	29,490

	3,400,727	3,124,660

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding	3,816,907	4,657,374
General Partner	(305,136)	(296,646)

	3,511,771	4,360,728

	$6,912,498	$7,485,388

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,812,289	$7,447,478

OTHER ASSETS
Cash and cash equivalents	73,405	100,228
Notes receivable	-	-
Acquisition costs net	280,251	291,461
Other assets	104,014	104,014

	$7,269,959	$7,943,181

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,561,365	2,309,225
Capital contributions payable	39,749	39,749

	2,601,114	2,348,974

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding	4,828,604	5,744,712
General Partner	(159,759)	(150,505)

	4,668,845	5,594,207

	$7,269,959	$7,943,181

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,760,701	$8,669,887

OTHER ASSETS
Cash and cash equivalents	253,845	256,644
Notes receivable	-	-
Acquisition costs net	61,887	64,362
Other assets	2,595	2,595

	$8,079,028	$8,993,488

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	468,819	318,232
Capital contributions payable	40,968	40,968

	509,787	359,200

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding	7,837,296	8,891,693
General Partner	(268,055)	(257,405)

	7,569,241	8,634,288

	$8,079,028	$8,993,488

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,240,062	$6,221,809

OTHER ASSETS
Cash and cash equivalents	186,776	194,755
Notes receivable	-	-
Acquisition costs net	62,036	64,520
Other assets	573	573

	$5,489,447	$6,481,657

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,813,202	1,559,717
Capital contributions payable	45,783	45,783

	1,858,985	1,605,500

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding	3,932,804	5,166,042
General Partner	(302,342)	(289,885)

	3,630,462	4,876,157

	$5,489,447	$6,481,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,448,125	$5,755,599

OTHER ASSETS
Cash and cash equivalents	320,523	291,351
Notes receivable	-	-
Acquisition costs net	398,180	414,109
Other assets	6,675	23,174

	$6,173,503	$6,484,233

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$15,000	$21,503
Accounts payable affiliates	844,419	729,791
Capital contributions payable	127,396	127,396

	986,815	878,690

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding	5,361,878	5,776,544
General Partner	(175,190)	(171,001)

	5,186,688	5,605,543

	$6,173,503	$6,484,233

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,474,375	$9,108,735

OTHER ASSETS
Cash and cash equivalents	95,546	118,708
Notes receivable	25,688	570,454
Acquisition costs net	-	-
Other assets	158,337	134,137

	$7,753,946	$9,932,034

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,387,135	1,069,943
Capital contributions payable	66,394	611,150

	1,453,529	1,681,093

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding	6,616,672	8,547,691
General Partner	(316,255)	(296,750)

	6,300,417	8,250,941

	$7,753,946	$9,932,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,948,727	$12,004,644

OTHER ASSETS
Cash and cash equivalents	274,971	305,931
Notes receivable	46,908	46,908
Acquisition costs net	570,080	592,876
Other assets	133,638	133,638

	$11,974,324	$13,083,997

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,822,396	1,573,738
Capital contributions payable	298,561	298,561

	2,120,957	1,872,299

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding	10,161,194	11,505,942
General Partner	(307,827)	(294,244)

	9,853,367	11,211,698

	$11,974,324	$13,083,997

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,293,734	$7,872,995

OTHER ASSETS
Cash and cash equivalents	175,963	189,375
Notes receivable	-	-
Acquisition costs net	511,495	531,953
Other assets	125,000	125,000

	$8,106,192	$8,719,323

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,084,756	939,258
Capital contributions payable	194,154	194,154

	1,278,910	1,133,412

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding	6,984,789	7,735,832
General Partner	(157,507)	(149,921)

	6,827,282	7,585,911

	$8,106,192	$8,719,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,125,430	$10,044,251

OTHER ASSETS
Cash and cash equivalents	59,397	83,640
Notes receivable	-	-
Acquisition costs net	812,888	845,405
Other assets	-	-

	$9,997,715	$10,973,296

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,015,075	1,778,557
Capital contributions payable	8,244	8,244

	2,023,319	1,786,801

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding	8,195,043	9,395,021
General Partner	(220,647)	(208,526)

	7,974,396	9,186,495

	$9,997,715	$10,973,296

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,738,960	$12,312,793

OTHER ASSETS
Cash and cash equivalents	306,840	351,387
Notes receivable	-	-
Acquisition costs net	2,303,642	2,395,790
Other assets	14,109	14,109

	$14,363,551	$15,074,079

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	896,532	750,262
Capital contributions payable	163,782	163,782

	1,060,314	914,044

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding	13,452,229	14,300,459
General Partner	(148,992)	(140,424)

	13,303,237	14,160,035

	$14,363,551	$15,074,079

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,177,861	$7,598,987

OTHER ASSETS
Cash and cash equivalents	83,481	91,246
Notes receivable	-	-
Acquisition costs net	1,581,757	1,645,027
Other assets	3,061	3,061

	$8,846,160	$9,338,321

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,304,984	1,170,048
Capital contributions payable	-	-

	1,304,984	1,170,048

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding	7,644,428	8,265,254
General Partner	(103,252)	(96,981)

	7,541,176	8,168,273

	$8,846,160	$9,338,321

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,025,110	$10,765,794

OTHER ASSETS
Cash and cash equivalents	283,373	309,615
Notes receivable	-	-
Acquisition costs net	1,777,418	1,844,907
Other assets	81,235	81,235

	$12,167,136	$13,001,551

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	991,747	863,099
Capital contributions payable	138,438	138,438

	1,130,185	1,001,537

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding	11,142,145	12,095,577
General Partner	(105,194)	(95,563)

	11,036,951	12,000,014

	$12,167,136	$13,001,551

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,141,149	$11,563,324

OTHER ASSETS
Cash and cash equivalents	116,953	205,640
Notes receivable	-	-
Acquisition costs net	2,037,901	2,109,826
Other assets	4,875	4,875

	$13,300,878	$13,883,665

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	983,523	910,223
Capital contributions payable	-	-

	983,523	910,223

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issued and outstanding	12,412,466	13,061,992
General Partner	(95,111)	(88,550)

	12,317,355	12,973,442

	$13,300,878	$13,883,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,717,118	$10,148,743

OTHER ASSETS
Cash and cash equivalents	133,400	274,404
Notes receivable	-	-
Acquisition costs net	1,887,329	1,953,164
Other assets	-	-

	$11,737,847	$12,376,311

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	817,899	815,299
Capital contributions payable	-	-

	817,899	815,299

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding	11,007,190	11,641,843
General Partner	(87,242)	(80,831)

	10,919,948	11,561,012

	$11,737,847	$12,376,311

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,159,541	$12,803,828

OTHER ASSETS
Cash and cash equivalents	135,243	177,375
Notes receivable	-	-
Acquisition costs net	2,308,544	2,385,342
Other assets	9,873	9,873

	$14,613,201	$15,376,418

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$36,733
Accounts payable affiliates	1,516,345	1,366,333
Capital contributions payable	8,694	8,694

	1,561,772	1,411,760

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding	13,145,857	14,049,954
General Partner	(94,428)	(85,296)

	13,051,429	13,964,658

	$14,613,201	$15,376,418

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,432,575	$10,559,816

OTHER ASSETS
Cash and cash equivalents	16,060	18,375
Notes receivable	-	-
Acquisition costs net	2,512,814	2,599,465
Other assets	1,217	1,217

	$11,962,666	$13,178,873

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,874,778	1,648,665
Capital contributions payable	100	100

	1,874,878	1,648,765

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding	10,236,079	11,663,976
General Partner	(148,291)	(133,868)

	10,087,788	11,530,108

	$11,962,666	$13,178,873

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,411,135	$14,051,858

OTHER ASSETS
Cash and cash equivalents	748,478	460,921
Notes receivable	292,933	614,966
Acquisition costs net	2,595,707	2,681,279
Other assets	66,984	67,969

	$17,115,237	$17,876,993

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,029,572	822,501
Capital contributions payable	549,222	713,474

	1,578,794	1,535,975

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding	15,622,017	16,418,546
General Partner	(85,574)	(77,528)

	15,536,443	16,341,018

	$17,115,237	$17,876,993

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$18,004,598	$18,822,633

OTHER ASSETS
Cash and cash equivalents	316,027	596,017
Notes receivable	186,626	186,626
Acquisition costs net	3,375,440	3,486,617
Other assets	85,289	95,289

	$21,967,980	$23,187,182

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	782,335	692,250
Capital contributions payable	402,079	490,522

	1,184,414	1,182,772

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,987 issued and outstanding	20,897,252	22,105,888
General Partner	(113,686)	(101,478)

	20,783,566	22,004,410

	$21,967,980	$23,187,182

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$14,068,782	$15,062,451

OTHER ASSETS
Cash and cash equivalents	856,118	832,233
Notes receivable	-	108,150
Acquisition costs net	2,389,488	2,465,748
Other assets	197,058	197,058

	$17,511,446	$18,665,640

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	158,229	59,701
Capital contributions payable	702,126	781,022

	860,355	840,723

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,701,973 issued and outstanding	16,722,028	17,884,116
General Partner	(70,937)	(59,199)

	16,651,091	17,824,917

	$17,511,446	$18,665,640

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$24,210,964	$25,143,982

OTHER ASSETS
Cash and cash equivalents	1,209,382	1,404,092
Notes receivable	300,000	300,000
Acquisition costs net	2,868,025	2,959,575
Other assets	267,625	267,625

	$28,855,996	$30,075,274

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	167,660	67,737
Capital contributions payable	894,475	902,834

	1,062,135	970,571

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,014,367 issued and outstanding	27,869,584	29,167,318
General Partner	(75,723)	(62,615)

	27,793,861	29,104,703

	$28,855,996	$30,075,274

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$19,891,678	$19,762,322

OTHER ASSETS
Cash and cash equivalents	989,098	1,972,660
Notes receivable	-	-
Acquisition costs net	2,107,773	2,174,255
Other assets	-	200,000

	$22,988,549	$24,109,237

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	67,281	45,135
Capital contributions payable	392,966	590,543

	460,247	635,678

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,980,998 issued and outstanding	22,565,763	23,501,567
General Partner	(37,461)	(28,008)

	22,528,302	23,473,559

	$22,988,549	$24,109,237

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$222,477	$107,350
Other income	143,312	64,403

	365,789	171,753

Share of loss from Operating Partnerships(Note D)	(5,476,477)	(5,669,553)

Expenses
Professional fees	146,530	178,305
Fund management fee (Note C)	1,352,998	1,700,407
Amortization	402,563	402,331
General and administrative expenses	443,280	231,437

	2,345,371	2,512,480

NET LOSS	$(7,456,059)	$(8,010,280)

Net loss allocated to limited partners	$(7,381,499)	$(7,930,179)

Net loss allocated to general partner	$(74,560)	$(80,101)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2007	2006

Income
Interest income	$2,833	$3,000
Other income	-	300

	2,833	3,300

Share of loss from Operating Partnerships(Note D)	(115,346)	(96,828)

Expenses
Professional fees	3,386	4,878
Fund management fee (Note C)	43,107	81,538
Amortization	893	893
General and administrative expenses	17,838	9,876

	65,224	97,185

NET LOSS	$(177,737)	$(190,713)

Net loss allocated to limited partners	$(175,960)	$(188,806)

Net loss allocated to general partner	$(1,777)	$(1,907)

Net loss per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2007	2006

Income
Interest income	$72	$269
Other income	-	900

	72	1,169

Share of loss from Operating Partnerships(Note D)	(26,075)	(27,031)

Expenses
Professional fees	17,901	11,406
Fund management fee (Note C)	41,304	55,534
Amortization	488	488
General and administrative expenses	12,686	6,889

	72,379	74,317

NET LOSS	$(98,382)	$(100,179)

Net loss allocated to limited partners	$(97,398)	$(99,177)

Net loss allocated to general partner	$(984)	$(1,002)

Net loss per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2007	2006

Income
Interest income	$217	$1,301
Other income	9,772	14,684

	9,989	15,985

Share of loss from Operating Partnerships(Note D)	(22,025)	(51,892)

Expenses
Professional fees	11,494	5,970
Fund management fee (Note C)	58,816	59,642
Amortization	1,535	1,535
General and administrative expenses	12,669	8,716

	84,514	75,863

NET LOSS	$(96,550)	$(111,770)

Net loss allocated to limited partners	$(95,585)	$(110,652)

Net loss allocated to general partner	$(965)	$(1,118)

Net loss per BAC	$(.04)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2007	2006

Income
Interest income	$424	$413
Other income	1,335	14,084

	1,759	14,497

Share of loss from Operating Partnerships(Note D)	(28,057)	(260,711)

Expenses
Professional fees	2,122	4,629
Fund management fee (Note C)	57,752	50,239
Amortization	2,283	2,283
General and administrative expenses	16,464	9,664

	78,621	66,815

NET LOSS	$(104,919)	$(313,029)

Net loss allocated to limited partners	$(103,870)	$(309,899)

Net loss allocated to general partner	$(1,049)	$(3,130)

Net loss per BAC	$(.03)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2007	2006

Income
Interest income	$934	$1,010
Other income	29,520	-

	30,454	1,010

Share of loss from Operating Partnerships(Note D)	(68,152)	(104,650)

Expenses
Professional fees	2,909	4,706
Fund management fee (Note C)	52,400	56,209
Amortization	2,551	2,551
General and administrative expenses	14,073	7,217

	71,933	70,683

NET LOSS	$(109,631)	$(174,323)

Net loss allocated to limited partners	$(108,535)	$(172,580)

Net loss allocated to general partner	$(1,096)	$(1,743)

Net loss per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2007	2006

Income
Interest income	$2,295	$1,546
Other income	32,499	1,200

	34,794	2,746

Share of loss from Operating Partnerships(Note D)	(36,806)	(183,071)

Expenses
Professional fees	2,627	4,990
Fund management fee (Note C)	53,369	50,973
Amortization	3,805	3,805
General and administrative expenses	15,595	8,978

	75,396	68,746

NET LOSS	$(77,408)	$(249,071)

Net loss allocated to limited partners	$(76,634)	$(246,580)

Net loss allocated to general partner	$(774)	$(2,491)

Net loss per BAC	$(.03)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2007	2006

Income
Interest income	$2,650	$2,021
Other income	2,040	1,800

	4,690	3,821

Share of loss from Operating Partnerships(Note D)	(89,379)	(238,955)

Expenses
Professional fees	3,028	7,370
Fund management fee (Note C)	94,922	100,508
Amortization	4,226	4,226
General and administrative expenses	19,463	10,788

	121,639	122,892

NET LOSS	$(206,328)	$(358,026)

Net loss allocated to limited partners	$(204,265)	$(354,446)

Net loss allocated to general partner	$(2,063)	$(3,580)

Net loss per BAC	$(.05)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2007	2006

Income
Interest income	$730	$577
Other income	-	750

	730	1,327

Share of loss from Operating Partnerships(Note D)	(100,538)	(279,175)

Expenses
Professional fees	2,503	3,866
Fund management fee (Note C)	77,553	76,135
Amortization	3,914	3,914
General and administrative expenses	13,484	7,211

	97,454	91,126

NET LOSS	$(197,262)	$(368,974)

Net loss allocated to limited partners	$(195,289)	$(365,284)

Net loss allocated to general partner	$(1,973)	$(3,690)

Net loss per BAC	$(.08)	$(.15)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2007	2006

Income
Interest income	$1,436	$2,682
Other income	85	1,885

	1,521	4,567

Share of loss from Operating Partnerships(Note D)	(235,849)	(235,385)

Expenses
Professional fees	3,851	5,094
Fund management fee (Note C)	47,979	75,279
Amortization	825	825
General and administrative expenses	17,273	9,005

	69,928	90,203

NET LOSS	$(304,256)	$(321,021)

Net loss allocated to limited partners	$(301,213)	$(317,811)

Net loss allocated to general partner	$(3,043)	$(3,210)

Net loss per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2007	2006

Income
Interest income	$1,953	$2,848
Other income	-	1,950

	1,953	4,798

Share of loss from Operating Partnerships(Note D)	(379,805)	(258,075)

Expenses
Professional fees	9,630	4,840
Fund management fee (Note C)	37,136	66,146
Amortization	828	828
General and administrative expenses	17,382	9,350

	64,976	81,164

NET LOSS	$(442,828)	$(334,441)

Net loss allocated to limited partners	$(438,400)	$(331,097)

Net loss allocated to general partner	$(4,428)	$(3,344)

Net loss per BAC	$(.11)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2007	2006

Income
Interest income	$1,901	$2,609
Other income	37,161	1,650

	39,062	4,259

Share of loss from Operating Partnerships(Note D)	(92,134)	(194,901)

Expenses
Professional fees	4,636	4,257
Fund management fee (Note C)	20,704	45,042
Amortization	5,310	5,310
General and administrative expenses	13,874	8,805

	44,524	63,414

NET LOSS	$(97,596)	$(254,056)

Net loss allocated to limited partners	$(96,620)	$(251,515)

Net loss allocated to general partner	$(976)	$(2,541)

Net loss per BAC	$(.04)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2007	2006

Income
Interest income	$1,370	$536
Other income	900	2,700

	2,270	3,236

Share of loss from Operating Partnerships(Note D)	(894,385)	(259,171)

Expenses
Professional fees	34,888	5,405
Fund management fee (Note C)	56,060	97,860
Amortization	-	-
General and administrative expenses	17,850	9,691

	108,798	112,956

NET LOSS	$(1,000,913)	$(368,891)

Net loss allocated to limited partners	$(990,904)	$(365,202)

Net loss allocated to general partner	$(10,009)	$(3,689)

Net loss per BAC	$(.22)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2007	2006

Income
Interest income	$3,246	$1,722
Other income	3,450	2,400

	6,696	4,122

Share of loss from Operating Partnerships(Note D)	(344,322)	(417,684)

Expenses
Professional fees	5,777	4,776
Fund management fee (Note C)	49,664	81,564
Amortization	9,181	9,181
General and administrative expenses	17,840	9,382

	82,462	104,903

NET LOSS	$(420,088)	$(518,465)

Net loss allocated to limited partners	$(415,887)	$(513,280)

Net loss allocated to general partner	$(4,201)	$(5,185)

Net loss per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2007	2006

Income
Interest income	$528	$4,414
Other income	1,050	750

	1,578	5,164

Share of loss from Operating Partnerships(Note D)	(186,357)	(228,431)

Expenses
Professional fees	2,951	3,235
Fund management fee (Note C)	42,554	36,822
Amortization	6,820	6,820
General and administrative expenses	13,447	6,850

	65,772	53,727

NET LOSS	$(250,551)	$(276,994)

Net loss allocated to limited partners	$(248,045)	$(274,224)

Net loss allocated to general partner	$(2,506)	$(2,770)

Net loss per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2007	2006

Income
Interest income	$110	$717
Other income	1,650	1,200

	1,760	1,917

Share of loss from Operating Partnerships(Note D)	(319,330)	(244,931)

Expenses
Professional fees	3,188	3,623
Fund management fee (Note C)	59,093	73,299
Amortization	10,984	10,984
General and administrative expenses	15,278	8,066

	88,543	95,972

NET LOSS	$(406,113)	$(338,986)

Net loss allocated to limited partners	$(402,052)	$(335,596)

Net loss allocated to general partner	$(4,061)	$(3,390)

Net loss per BAC	$(.11)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2007	2006

Income
Interest income	$504	$1,403
Other income	1,950	1,500

	2,454	2,903

Share of loss from Operating Partnerships(Note D)	(127,460)	(228,097)

Expenses
Professional fees	3,142	3,368
Fund management fee (Note C)	42,090	57,090
Amortization	32,309	32,309
General and administrative expenses	15,009	7,686

	92,550	100,453

NET LOSS	$(217,556)	$(325,647)

Net loss allocated to limited partners	$(215,380)	$(322,391)

Net loss allocated to general partner	$(2,176)	$(3,256)

Net loss per BAC	$(.07)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2007	2006

Income
Interest income	$1,042	$392
Other income	300	1,050

	1,342	1,442

Share of loss from Operating Partnerships(Note D)	(166,124)	(92,443)

Expenses
Professional fees	1,783	3,128
Fund management fee (Note C)	37,678	38,116
Amortization	22,116	22,116
General and administrative expenses	12,349	6,465

	73,926	69,825

NET LOSS	$(238,708)	$(160,826)

Net loss allocated to limited partners	$(236,321)	$(159,218)

Net loss allocated to general partner	$(2,387)	$(1,608)

Net loss per BAC	$(.11)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2007	2006

Income
Interest income	$3,693	$9,588
Other income	600	900

	4,293	10,488

Share of loss from Operating Partnerships(Note D)	(229,071)	(205,719)

Expenses
Professional fees	2,380	2,957
Fund management fee (Note C)	29,163	51,216
Amortization	23,705	23,705
General and administrative expenses	15,277	7,537

	70,525	85,415

NET LOSS	$(295,303)	$(280,646)

Net loss allocated to limited partners	$(292,350)	$(277,840)

Net loss allocated to general partner	$(2,953)	$(2,806)

Net loss per BAC	$(.12)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2007	2006

Income
Interest income	$1,480	$1,342
Other income	750	1,800

	2,230	3,142

Share of loss from Operating Partnerships(Note D)	(135,752)	(109,098)

Expenses
Professional fees	1,821	4,967
Fund management fee (Note C)	37,755	33,985
Amortization	24,728	24,728
General and administrative expenses	15,647	7,713

	79,951	71,393

NET LOSS	$(213,473)	$(177,349)

Net loss allocated to limited partners	$(211,338)	$(175,576)

Net loss allocated to general partner	$(2,135)	$(1,773)

Net loss per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2007	2006

Income
Interest income	$2,520	$1,775
Other income	900	1,050

	3,420	2,825

Share of loss from Operating Partnerships(Note D)	(150,996)	(161,969)

Expenses
Professional fees	1,768	4,818
Fund management fee (Note C)	34,200	34,200
Amortization	22,581	22,581
General and administrative expenses	14,938	7,300

	73,487	68,899

NET LOSS	$(221,063)	$(228,043)

Net loss allocated to limited partners	$(218,852)	$(225,763)

Net loss allocated to general partner	$(2,211)	$(2,280)

Net loss per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2007	2006

Income
Interest income	$393	$1,689
Other income	1,050	900

	1,443	2,589

Share of loss from Operating Partnerships(Note D)	(220,150)	(167,985)

Expenses
Professional fees	1,875	5,326
Fund management fee (Note C)	47,524	57,352
Amortization	28,433	28,433
General and administrative expenses	16,248	7,993

	94,080	99,104

NET LOSS	$(312,787)	$(264,500)

Net loss allocated to limited partners	$(309,659)	$(261,855)

Net loss allocated to general partner	$(3,128)	$(2,645)

Net loss per BAC	$(.12)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2007	2006

Income
Interest income	$307	$265
Other income	2,100	3,600

	2,407	3,865

Share of loss from Operating Partnerships(Note D)	(311,479)	(269,290)

Expenses
Professional fees	2,258	46,364
Fund management fee (Note C)	60,212	68,610
Amortization	33,482	33,482
General and administrative expenses	18,299	8,995

	114,251	157,451

NET LOSS	$(423,323)	$(422,876)

Net loss allocated to limited partners	$(419,090)	$(418,647)

Net loss allocated to general partner	$(4,233)	$(4,229)

Net loss per BAC	$(.14)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2007	2006

Income
Interest income	$137,579	$4,478
Other income	1,500	3,150

	139,079	7,628

Share of loss from Operating Partnerships(Note D)	(190,953)	(200,558)

Expenses
Professional fees	3,443	5,547
Fund management fee (Note C)	40,678	63,144
Amortization	29,283	29,131
General and administrative expenses	14,664	8,848

	88,068	106,670

NET LOSS	$(139,942)	$(299,600)

Net loss allocated to limited partners	$(138,543)	$(296,604)

Net loss allocated to general partner	$(1,399)	$(2,996)

Net loss per BAC	$(.05)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2007	2006

Income
Interest income	$3,917	$5,658
Other income	2,700	3,000

	6,617	8,658

Share of loss from Operating Partnerships(Note D)	(260,001)	(248,860)

Expenses
Professional fees	2,344	7,608
Fund management fee (Note C)	72,468	74,158
Amortization	41,837	41,757
General and administrative expenses	29,700	10,007

	146,349	133,530

NET LOSS	$(399,733)	$(373,732)

Net loss allocated to limited partners	$(395,736)	$(369,995)

Net loss allocated to general partner	$(3,997)	$(3,737)

Net loss per BAC	$(.11)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2007	2006

Income
Interest income	$10,925	$11,750
Other income	2,400	1,200

	13,325	12,950

Share of loss from Operating Partnerships(Note D)	(233,325)	(267,916)

Expenses
Professional fees	1,842	3,571
Fund management fee (Note C)	34,771	68,175
Amortization	28,252	28,252
General and administrative expenses	16,728	8,944

	81,593	108,942

NET LOSS	$(301,593)	$(363,908)

Net loss allocated to limited partners	$(298,577)	$(360,269)

Net loss allocated to general partner	$(3,016)	$(3,639)

Net loss per BAC	$(.11)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2007	2006

Income
Interest income	$17,589	$19,119
Other income	4,800	-

	22,389	19,119

Share of loss from Operating Partnerships(Note D)	(352,074)	(432,317)

Expenses
Professional fees	11,050	7,935
Fund management fee (Note C)	74,890	89,636
Amortization	36,221	36,221
General and administrative expenses	20,883	10,644

	143,044	144,436

NET LOSS	$(472,729)	$(557,634)

Net loss allocated to limited partners	$(468,002)	$(552,058)

Net loss allocated to general partner	$(4,727)	$(5,576)

Net loss per BAC	$(.12)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2007	2006

Income
Interest income	$21,829	$24,226
Other income	4,800	-

	26,629	24,226

Share of loss from Operating Partnerships(Note D)	(160,532)	(204,410)

Expenses
Professional fees	1,933	3,671
Fund management fee (Note C)	49,156	57,935
Amortization	25,973	25,973
General and administrative expenses	18,322	8,817

	95,384	96,396

NET LOSS	$(229,287)	$(276,580)

Net loss allocated to limited partners	$(226,994)	$(273,814)

Net loss allocated to general partner	$(2,293)	$(2,766)

Net loss per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$399,012	$365,322
Other income	173,832	84,791

	572,844	450,113

Share of loss from Operating Partnerships(Note D)	(16,622,868)	(17,401,098)

Expenses
Professional fees	940,496	692,678
Fund management fee (Note C)	4,639,719	4,908,680
Amortization	1,207,685	1,206,698
General and administrative expenses	893,747	388,772

	7,681,647	7,196,828

NET LOSS	$(23,731,671)	$(24,147,813)

Net loss allocated to limited partners	$(23,494,353)	$(23,906,334)

Net loss allocated to general partner	$(237,318)	$(241,479)

Net loss per BAC	$(.28)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2007	2006

Income
Interest income	$9,083	$7,318
Other income	20,109	3,080

	29,192	10,398

Share of loss from Operating Partnerships(Note D)	(311,925)	(441,473)

Expenses
Professional fees	32,466	28,990
Fund management fee (Note C)	191,898	211,618
Amortization	2,679	2,679
General and administrative expenses	38,390	16,747

	265,433	260,034

NET LOSS	$(548,166)	$(691,109)

Net loss allocated to limited partners	$(542,684)	$(684,198)

Net loss allocated to general partner	$(5,482)	$(6,911)

Net loss per BAC	$(.14)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2007	2006

Income
Interest income	$205	$510
Other income	-	5,197

	205	5,707

Share of loss from Operating Partnerships(Note D)	(96,011)	(133,310)

Expenses
Professional fees	42,587	44,622
Fund management fee (Note C)	135,530	160,688
Amortization	1,465	1,465
General and administrative expenses	24,393	11,115

	203,975	217,890

NET LOSS	$(299,781)	$(345,493)

Net loss allocated to limited partners	$(296,783)	$(342,038)

Net loss allocated to general partner	$(2,998)	$(3,455)

Net loss per BAC	$(.16)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2007	2006

Income
Interest income	$2,110	$2,180
Other income	18,948	22,412

	21,058	24,592

Share of loss from Operating Partnerships(Note D)	(71,818)	(136,577)

Expenses
Professional fees	55,970	27,727
Fund management fee (Note C)	177,899	177,924
Amortization	4,605	4,605
General and administrative expenses	34,139	13,576

	272,613	223,832

NET LOSS	$(323,373)	$(335,817)

Net loss allocated to limited partners	$(320,139)	$(332,459)

Net loss allocated to general partner	$(3,234)	$(3,358)

Net loss per BAC	$(.12)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2007	2006

Income
Interest income	$1,152	$725
Other income	1,335	14,885

	2,487	15,610

Share of loss from Operating Partnerships(Note D)	(90,728)	(655,993)

Expenses
Professional fees	32,463	24,232
Fund management fee (Note C)	176,134	167,057
Amortization	6,848	6,848
General and administrative expenses	35,271	15,003

	250,716	213,140

NET LOSS	$(338,957)	$(853,523)

Net loss allocated to limited partners	$(335,567)	$(844,988)

Net loss allocated to general partner	$(3,390)	$(8,535)

Net loss per BAC	$(.10)	$(.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2007	2006

Income
Interest income	$3,045	$1,708
Other income	29,823	-

	32,868	1,708

Share of loss from Operating Partnerships(Note D)	(112,174)	(270,144)

Expenses
Professional fees	32,802	25,087
Fund management fee (Note C)	161,697	164,026
Amortization	7,653	7,653
General and administrative expenses	26,801	11,659

	228,953	208,425

NET LOSS	$(308,259)	$(476,861)

Net loss allocated to limited partners	$(305,176)	$(472,092)

Net loss allocated to general partner	$(3,083)	$(4,769)

Net loss per BAC	$(.14)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2007	2006

Income
Interest income	$6,211	$2,694
Other income	32,499	1,200

	38,710	3,894

Share of loss from Operating Partnerships(Note D)	(351,295)	(441,028)

Expenses
Professional fees	34,731	24,590
Fund management fee (Note C)	183,415	180,112
Amortization	11,414	11,414
General and administrative expenses	32,489	14,636

	262,049	230,752

NET LOSS	$(574,634)	$(667,886)

Net loss allocated to limited partners	$(568,888)	$(661,207)

Net loss allocated to general partner	$(5,746)	$(6,679)

Net loss per BAC	$(.19)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2007	2006

Income
Interest income	$7,615	$5,213
Other income	2,146	5,946

	9,761	11,159

Share of loss from Operating Partnerships(Note D)	(471,131)	(854,957)

Expenses
Professional fees	52,225	38,239
Fund management fee (Note C)	282,087	291,576
Amortization	12,678	12,678
General and administrative expenses	40,597	16,729

	387,587	359,222

NET LOSS	$(848,957)	$(1,203,020)

Net loss allocated to limited partners	$(840,467)	$(1,190,990)

Net loss allocated to general partner	$(8,490)	$(12,030)

Net loss per BAC	$(.21)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2007	2006

Income
Interest income	$2,100	$1007
Other income	-	750

	2,100	1,757

Share of loss from Operating Partnerships(Note D)	(634,422)	(771,602)

Expenses
Professional fees	27,481	19,563
Fund management fee (Note C)	226,920	212,597
Amortization	11,741	11,741
General and administrative expenses	26,898	11,677

	293,040	255,578

NET LOSS	$(925,362)	$(1,025,423)

Net loss allocated to limited partners	$(916,108)	$(1,015,169)

Net loss allocated to general partner	$(9,254)	$(10,254)

Net loss per BAC	$(.37)	$(.41)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2007	2006

Income
Interest income	$5,941	$4,512
Other income	85	1,885

	6,026	6,397

Share of loss from Operating Partnerships(Note D)	(808,667)	(780,277)

Expenses
Professional fees	39,063	25,909
Fund management fee (Note C)	184,929	195,332
Amortization	2,475	2,475
General and administrative expenses	35,939	14,332

	262,406	238,048

NET LOSS	$(1,065,047)	$(1,011,928)

Net loss allocated to limited partners	$(1,054,397)	$(1,001,809)

Net loss allocated to general partner	$(10,650)	$(10,119)

Net loss per BAC	$(.26)	$(.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2007	2006

Income
Interest income	$6,373	$9,175
Other income	-	1,950

	6,373	11,125

Share of loss from Operating Partnerships(Note D)	(981,747)	(814,158)

Expenses
Professional fees	49,896	24,180
Fund management fee (Note C)	180,119	228,848
Amortization	2,484	2,484
General and administrative expenses	37,822	15,213

	270,321	270,725

NET LOSS	$(1,245,695)	$(1,073,758)

Net loss allocated to limited partners	$(1,233,238)	$(1,063,020)

Net loss allocated to general partner	$(12,457)	$(10,738)

Net loss per BAC	$(.31)	$(.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2007	2006

Income
Interest income	$6,208	$6,715
Other income	37,161	1,650

	43,369	8,365

Share of loss from Operating Partnerships(Note D)	(281,023)	(608,224)

Expenses
Professional fees	42,180	23,093
Fund management fee (Note C)	95,494	144,252
Amortization	15,929	15,929
General and administrative expenses	27,598	13,427

	181,201	196,701

NET LOSS	$(418,855)	$(796,560)

Net loss allocated to limited partners	$(414,666)	$(788,594)

Net loss allocated to general partner	$(4,189)	$(7,966)

Net loss per BAC	$(.16)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2007	2006

Income
Interest income	$3,391	$928
Other income	900	2,700

	4,291	3,628

Share of loss from Operating Partnerships(Note D)	(1,632,997)	(1,039,277)

Expenses
Professional fees	68,613	25,743
Fund management fee (Note C)	215,968	264,449
Amortization	-	-
General and administrative expenses	37,237	15,172

	321,818	305,364

NET LOSS	$(1,950,524)	$(1,341,013)

Net loss allocated to limited partners	$(1,931,019)	$(1,327,603)

Net loss allocated to general partner	$(19,505)	$(13,410)

Net loss per BAC	$(.44)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2007	2006

Income
Interest income	$9,913	$3,076
Other income	3,450	2,400

	13,363	5,476

Share of loss from Operating Partnerships(Note D)	(1,051,171)	(1,162,710)

Expenses
Professional fees	38,666	29,215
Fund management fee (Note C)	215,431	230,334
Amortization	27,542	27,542
General and administrative expenses	38,884	15,017

	320,523	302,108

NET LOSS	$(1,358,331)	$(1,459,342)

Net loss allocated to limited partners	$(1,344,748)	$(1,444,749)

Net loss allocated to general partner	$(13,583)	$(14,593)

Net loss per BAC	$(.28)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2007	2006

Income
Interest income	$2,638	$25,274
Other income	1,050	750

	3,688	26,024

Share of loss from Operating Partnerships(Note D)	(577,478)	(683,812)

Expenses
Professional fees	19,287	14,216
Fund management fee (Note C)	118,447	106,384
Amortization	20,458	20,458
General and administrative expenses	26,647	11,338

	184,839	152,396

NET LOSS	$(758,629)	$(810,184)

Net loss allocated to limited partners	$(751,043)	$(802,082)

Net loss allocated to general partner	$(7,586)	$(8,102)

Net loss per BAC	$(.28)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2007	2006

Income
Interest income	$1,176	$1,214
Other income	1,650	1,200

	2,826	2,414

Share of loss from Operating Partnerships(Note D)	(916,846)	(755,864)

Expenses
Professional fees	27,375	18,927
Fund management fee (Note C)	205,691	219,897
Amortization	32,953	32,953
General and administrative expenses	32,060	12,916

	298,079	284,693

NET LOSS	$(1,212,099)	$(1,038,143)

Net loss allocated to limited partners	$(1,199,978)	$(1,027,762)

Net loss allocated to general partner	$(12,121)	$(10,381)

Net loss per BAC	$(.34)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2007	2006

Income
Interest income	$2,406	$3,413
Other income	1,950	1,500

	4,356	4,913

Share of loss from Operating Partnerships(Note D)	(567,055)	(697,016)

Expenses
Professional fees	17,218	11,566
Fund management fee (Note C)	148,767	171,270
Amortization	96,926	96,926
General and administrative expenses	31,188	12,526

	294,099	292,288

NET LOSS	$(856,798)	$(984,391)

Net loss allocated to limited partners	$(848,230)	$(974,547)

Net loss allocated to general partner	$(8,568)	$(9,844)

Net loss per BAC	$(.26)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2007	2006

Income
Interest income	$2,460	$669
Other income	300	1,050

	2,760	1,719

Share of loss from Operating Partnerships(Note D)	(410,858)	(307,492)

Expenses
Professional fees	17,833	13,030
Fund management fee (Note C)	111,441	101,219
Amortization	66,347	66,347
General and administrative expenses	23,378	10,529

	218,999	191,125

NET LOSS	$(627,097)	$(496,898)

Net loss allocated to limited partners	$(620,826)	$(491,929)

Net loss allocated to general partner	$(6,271)	$(4,969)

Net loss per BAC	$(.30)	$(.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2007	2006

Income
Interest income	$10,400	$49,855
Other income	750	900

	11,150	50,755

Share of loss from Operating Partnerships(Note D)	(727,919)	(607,412)

Expenses
Professional fees	17,353	13,438
Fund management fee (Note C)	129,095	143,148
Amortization	71,115	71,115
General and administrative expenses	28,731	12,995

	246,294	240,696

NET LOSS	$(963,063)	$(797,353)

Net loss allocated to limited partners	$(953,432)	$(789,379)

Net loss allocated to general partner	$(9,631)	$(7,974)

Net loss per BAC	$(.38)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2007	2006

Income
Interest income	$4,042	$3,406
Other income	750	1,800

	4,792	5,206

Share of loss from Operating Partnerships(Note D)	(417,871)	(292,511)

Expenses
Professional fees	19,415	16,052
Fund management fee (Note C)	119,955	97,635
Amortization	74,184	74,184
General and administrative expenses	29,454	13,283

	243,008	201,154

NET LOSS	$(656,087)	$(488,459)

Net loss allocated to limited partners	$(649,526)	$(483,574)

Net loss allocated to general partner	$(6,561)	$(4,885)

Net loss per BAC	$(.26)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2007	2006

Income
Interest income	$6,655	$3,337
Other income	900	1,050

	7,555	4,387

Share of loss from Operating Partnerships(Note D)	(429,717)	(500,934)

Expenses
Professional fees	21,218	19,130
Fund management fee (Note C)	102,600	94,950
Amortization	67,743	67,743
General and administrative expenses	27,341	12,505

	218,902	194,328

NET LOSS	$(641,064)	$(690,875)

Net loss allocated to limited partners	$(634,653)	$(683,966)

Net loss allocated to general partner	$(6,411)	$(6,909)

Net loss per BAC	$(.28)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2007	2006

Income
Interest income	$2,325	$4,701
Other income	1,050	900

	3,375	5,601

Share of loss from Operating Partnerships(Note D)	(634,308)	(515,902)

Expenses
Professional fees	28,062	23,884
Fund management fee (Note C)	138,819	140,114
Amortization	85,297	85,297
General and administrative expenses	30,118	13,694

	282,296	262,989

NET LOSS	$(913,229)	$(773,290)

Net loss allocated to limited partners	$(904,097)	$(765,557)

Net loss allocated to general partner	$(9,132)	$(7,733)

Net loss per BAC	$(.34)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2007	2006

Income
Interest income	$796	$534
Other income	2,100	4,236

	2,896	4,770

Share of loss from Operating Partnerships(Note D)	(1,095,194)	(908,936)

Expenses
Professional fees	47,323	72,560
Fund management fee (Note C)	166,896	176,817
Amortization	100,446	100,446
General and administrative expenses	35,357	15,276

	350,022	365,099

NET LOSS	$(1,442,320)	$(1,269,265)

Net loss allocated to limited partners	$(1,427,897)	$(1,256,572)

Net loss allocated to general partner	$(14,423)	$(12,693)

Net loss per BAC	$(.49)	$(.43)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2007	2006

Income
Interest income	$144,177	$16,059
Other income	1,500	3,150

	145,677	19,209

Share of loss from Operating Partnerships(Note D)	(636,233)	(712,509)

Expenses
Professional fees	37,635	34,272
Fund management fee (Note C)	157,208	175,193
Amortization	87,850	87,242
General and administrative expenses	31,326	16,307

	314,019	313,014

NET LOSS	$(804,575)	$(1,006,314)

Net loss allocated to limited partners	$(796,529)	$(996,251)

Net loss allocated to general partner	$(8,046)	$(10,063)

Net loss per BAC	$(.29)	$(.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2007	2006

Income
Interest income	$12,579	$17,195
Other income	2,700	3,000

	15,279	20,195

Share of loss from Operating Partnerships(Note D)	(795,926)	(822,576)

Expenses
Professional fees	41,271	28,544
Fund management fee (Note C)	222,489	219,134
Amortization	125,512	125,192
General and administrative expenses	50,925	17,190

	440,197	390,060

NET LOSS	$(1,220,844)	$(1,192,441)

Net loss allocated to limited partners	$(1,208,636)	$(1,180,517)

Net loss allocated to general partner	$(12,208)	$(11,924)

Net loss per BAC	$(.33)	$(.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2007	2006

Income
Interest income	$32,855	$36,990
Other income	3,076	1,200

	35,931	38,190

Share of loss from Operating Partnerships(Note D)	(893,886)	(858,043)

Expenses
Professional fees	22,348	17,419
Fund management fee (Note C)	175,953	192,326
Amortization	84,760	84,760
General and administrative expenses	32,810	16,107

	315,871	310,612

NET LOSS	$(1,173,826)	$(1,130,465)

Net loss allocated to limited partners	$(1,162,088)	$(1,119,160)

Net loss allocated to general partner	$(11,738)	$(11,305)

Net loss per BAC	$(.43)	$(.41)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2007	2006

Income
Interest income	$50,309	$67,937
Other income	4,800	-

	55,109	67,937

Share of loss from Operating Partnerships(Note D)	(907,705)	(1,149,939)

Expenses
Professional fees	52,288	32,020
Fund management fee (Note C)	254,867	264,775
Amortization	108,663	108,663
General and administrative expenses	42,428	21,389

	458,246	426,847

NET LOSS	$(1,310,842)	$(1,508,849)

Net loss allocated to limited partners	$(1,297,734)	$(1,493,761)

Net loss allocated to general partner	$(13,108)	$(15,088)

Net loss per BAC	$(.32)	$(.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2007	2006

Income
Interest income	$62,847	$88,977
Other income	4,800	-

	67,647	88,977

Share of loss from Operating Partnerships(Note D)	(716,763)	(478,422)

Expenses
Professional fees	22,727	16,430
Fund management fee (Note C)	159,970	177,005
Amortization	77,918	77,859
General and administrative expenses	35,526	18,414

	296,141	289,708

NET LOSS	$(945,257)	$(679,153)

Net loss allocated to limited partners	$(935,804)	$(672,361)

Net loss allocated to general partner	$(9,453)	$(6,792)

Net loss per BAC	$(.31)	$(.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$258,227,835	$(4,630,243)	$253,597,592

Net loss	(23,494,353)	(237,318)	(23,731,671)

Partners' capital (deficit), December 31, 2007	$234,733,482	$(4,867,561)	$229,865,921

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2007	$(1,517,773)	$(326,696)	$(1,844,469)

Net loss	(542,684)	(5,482)	(548,166)

Partners' capital (deficit), December 31, 2007	$(2,060,457)	$(332,178)	$(2,392,635)

	Limited Partners	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2007	$(688,492)	$(170,542)	$(859,034)

Net loss	(296,783)	(2,998)	(299,781)

Partners' capital (deficit), December 31, 2007	$(985,275)	$(173,540)	$(1,158,815)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2007	$(1,395,317)	$(235,389)	$(1,630,706)

Net loss	(320,139)	(3,234)	(323,373)

Partners' capital (deficit), December 31, 2007	$(1,715,456)	$(238,623)	$(1,954,079)

	Limited Partners	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2007	$(764,475)	$(295,446)	$(1,059,921)

Net loss	(335,567)	(3,390)	(338,957)

Partners' capital (deficit), December 31, 2007	$(1,100,042)	$(298,836)	$(1,398,878)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2007	$(774,800)	$(194,996)	$(969,796)

Net loss	(305,176)	(3,083)	(308,259)

Partners' capital (deficit), December 31, 2007	$(1,079,976)	$(198,079)	$(1,278,055)

	Limited Partners	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2007	$1,791,351	$(241,950)	$1,549,401

Net loss	(568,888)	(5,746)	(574,634)

Partners' capital (deficit), December 31, 2007	$1,222,463	$(247,696)	$974,767

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2007	$4,657,374	$(296,646)	$4,360,728

Net loss	(840,467)	(8,490)	(848,957)

Partners' capital (deficit), December 31, 2007	$3,816,907	$(305,136)	$3,511,771

	Limited Partners	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2007	$5,744,712	$(150,505)	$5,594,207

Net loss	(916,108)	(9,254)	(925,362)

Partners' capital (deficit), December 31, 2007	$4,828,604	$(159,759)	$4,668,845

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2007	$8,891,693	$(257,405)	$8,634,288

Net loss	(1,054,397)	(10,650)	(1,065,047)

Partners' capital (deficit), December 31, 2007	$7,837,296	$(268,055)	$7,569,241

	Limited Partners	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2007	$5,166,042	$(289,885)	$4,876,157

Net loss	(1,233,238)	(12,457)	(1,245,695)

Partners' capital (deficit), December 31, 2007	$3,932,804	$(302,342)	$3,630,462

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2007	$5,776,544	$(171,001)	$5,605,543

Net loss	(414,666)	(4,189)	(418,855)

Partners' capital (deficit), December 31, 2007	$5,361,878	$(175,190)	$5,186,688

	Limited Partners	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2007	$8,547,691	$(296,750)	$8,250,941

Net loss	(1,931,019)	(19,505)	(1,950,524)

Partners' capital (deficit), December 31, 2007	$6,616,672	$(316,255)	$6,300,417

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2007	$11,505,942	$(294,244)	$11,211,698

Net loss	(1,344,748)	(13,583)	(1,358,331)

Partners' capital (deficit), December 31, 2007	$10,161,194	$(307,827)	$9,853,367

	Limited Partners	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2007	$7,735,832	$(149,921)	$7,585,911

Net loss	(751,043)	(7,586)	(758,629)

Partners' capital (deficit), December 31, 2007	$6,984,789	$(157,507)	$6,827,282

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2007	$9,395,021	$(208,526)	$9,186,495

Net loss	(1,199,978)	(12,121)	(1,212,099)

Partners' capital (deficit), December 31, 2007	$8,195,043	$(220,647)	$7,974,396

	Limited Partners	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2007	$14,300,459	$(140,424)	$14,160,035

Net loss	(848,230)	(8,568)	(856,798)

Partners' capital (deficit), December 31, 2007	$13,452,229	$(148,992)	$13,303,237

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2007	$8,265,254	$(96,981)	$8,168,273

Net loss	(620,826)	(6,271)	(627,097)

Partners' capital (deficit), December 31, 2007	$7,644,428	$(103,252)	$7,541,176

	Limited Partners	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2007	$12,095,577	$(95,563)	$12,000,014

Net loss	(953,432)	(9,631)	(963,063)

Partners' capital (deficit), December 31, 2007	$11,142,145	$(105,194)	$11,036,951

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2007	$13,061,992	$(88,550)	$12,973,442

Net loss	(649,526)	(6,561)	(656,087)

Partners' capital (deficit), December 31, 2007	$12,412,466	$(95,111)	$12,317,355

	Limited Partners	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2007	$11,641,843	$(80,831)	$11,561,012

Net loss	(634,653)	(6,411)	(641,064)

Partners' capital (deficit), December 31, 2007	$11,007,190	$(87,242)	$10,919,948

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2007	$14,049,954	$(85,296)	$13,964,658

Net loss	(904,097)	(9,132)	(913,229)

Partners' capital (deficit), December 31, 2007	$13,145,857	$(94,428)	$13,051,429

	Limited Partners	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2007	$11,663,976	$(133,868)	$11,530,108

Net loss	(1,427,897)	(14,423)	(1,442,320)

Partners' capital (deficit), December 31, 2007	$10,236,079	$(148,291)	$10,087,788

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2007	$16,418,546	$(77,528)	$16,341,018

Net loss	(796,529)	(8,046)	(804,575)

Partners' capital (deficit), December 31, 2007	$15,622,017	$(85,574)	$15,536,443

	Limited Partners	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2007	$22,105,888	$(101,478)	$22,004,410

Net loss	(1,208,636)	(12,208)	(1,220,844)

Partners' capital (deficit), December 31, 2007	$20,897,252	$(113,686)	$20,783,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2007	$17,884,116	$(59,199)	$17,824,917

Net loss	(1,162,088)	(11,738)	(1,173,826)

Partners' capital (deficit), December 31, 2007	$16,722,028	$(70,937)	$16,651,091

	Limited Partners	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2007	$29,167,318	$(62,615)	$29,104,703

Net loss	(1,297,734)	(13,108)	(1,310,842)

Partners' capital (deficit), December 31, 2007	$27,869,584	$(75,723)	$27,793,861

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Limited Partners	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2007	$23,501,567	$(28,008)	$23,473,559

Net loss	(935,804)	(9,453)	(945,257)

Partners' capital (deficit), December 31, 2007	$22,565,763	$(37,461)	$22,528,302

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(23,731,671)	$(24,147,813)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	1,207,685	1,206,698
Distributions from Operating Partnerships	368,986	419,349
Share of Loss from Operating Partnerships	16,622,868	17,401,098
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,503)	(10,169)
Decrease (Increase) in accounts receivable	165,133	(213,169)
(Decrease) Increase in accounts payable affiliates	4,473,849	4,104,465

Net cash (used in) provided by operating activities	(899,653)	(1,239,541)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(49,051)
Capital contributions paid to Operating Partnerships	(1,333,501)	(2,774,986)
Proceeds from sale of operating Limited partnerships:	-	86,833
(Advances to) repayments from Operating Partnerships	430,193	578,143
Investments	-	2,556,017

Net cash (used in) provided by investing activities	(903,308)	396,956

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,802,961)	(842,585)

Cash and cash equivalents, beginning	9,316,159	11,837,413

Cash and cash equivalents, ending	$7,513,198	$10,994,828

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$860,207	$720,684

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$544,756	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$78,896	$57,627

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(548,166)	$(691,109)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	2,679	2,679
Distributions from Operating Partnerships	14,900	16,068
Share of Loss from Operating Partnerships	311,925	441,473
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(38,151)	16,552
(Decrease) Increase in accounts payable affiliates	153,314	(338,038)

Net cash (used in) provided by operating activities	(103,499)	(552,375)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	86,833
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	86,833

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,499)	(465,542)

Cash and cash equivalents, beginning	241,848	802,957

Cash and cash equivalents, ending	$138,349	$337,415

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(299,781)	$(345,493)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	1,465	1,465
Distributions from Operating Partnerships	-	926
Share of Loss from Operating Partnerships	96,011	133,310
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	192,947	169,380

Net cash (used in) provided by operating activities	(9,358)	(40,412)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,358)	(40,412)

Cash and cash equivalents, beginning	12,391	60,403

Cash and cash equivalents, ending	$3,033	$19,991

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(323,373)	$(335,817)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	4,605	4,605
Distributions from Operating Partnerships	-	9,700
Share of Loss from Operating Partnerships	71,818	136,577
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	204,588	190,943

Net cash (used in) provided by operating activities	(42,362)	6,008

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(14,663)	(1,500)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(14,663)	(1,500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,025)	4,508

Cash and cash equivalents, beginning	129,911	170,119

Cash and cash equivalents, ending	$72,886	$174,627

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(338,957)	$(853,523)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	6,848	6,848
Distributions from Operating Partnerships	-	16,845
Share of Loss from Operating Partnerships	90,728	655,993
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	198,286	180,198

Net cash (used in) provided by operating activities	(43,095)	6,361

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,095)	6,361

Cash and cash equivalents, beginning	64,648	84,479

Cash and cash equivalents, ending	$21,553	$90,840

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(308,259)	$(476,861)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	7,653	7,653
Distributions from Operating Partnerships	5,888	32,394
Share of Loss from Operating Partnerships	112,174	270,144
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	170,802	170,802

Net cash (used in) provided by operating activities	(11,742)	4,132

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,742)	4,132

Cash and cash equivalents, beginning	164,634	172,640

Cash and cash equivalents, ending	$152,892	$176,772

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(574,634)	$(667,886)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	11,414	11,414
Distributions from Operating Partnerships	30,031	80,785
Share of Loss from Operating Partnerships	351,295	441,028
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	179,507	189,507

Net cash (used in) provided by operating activities	(2,387)	54,848

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,387)	54,848

Cash and cash equivalents, beginning	249,177	263,159

Cash and cash equivalents, ending	$246,790	$318,007

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(848,957)	$(1,203,020)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	12,678	12,678
Distributions from Operating Partnerships	112,944	71,597
Share of Loss from Operating Partnerships	471,131	854,957
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	276,067	276,070

Net cash (used in) provided by operating activities	23,863	12,282

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,863	12,282

Cash and cash equivalents, beginning	218,953	285,372

Cash and cash equivalents, ending	$242,816	$297,654

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 26

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(925,362)	$(1,025,423)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	11,741	11,741
Distributions from Operating Partnerships	236	498
Share of Loss from Operating Partnerships	634,422	771,602
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	252,140	236,403

Net cash (used in) provided by operating activities	(26,823)	(5,179)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,823)	(5,179)

Cash and cash equivalents, beginning	100,228	116,714

Cash and cash equivalents, ending	$73,405	$111,535

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,065,047)	$(1,011,928)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	2,475	2,475
Distributions from Operating Partnerships	100,519	7,384
Share of Loss from Operating Partnerships	808,667	780,277
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	150,587	175,587

Net cash (used in) provided by operating activities	(2,799)	(46,205)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,799)	(46,205)

Cash and cash equivalents, beginning	256,644	433,154

Cash and cash equivalents, ending	$253,845	$386,949

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,245,695)	$(1,073,758)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	2,484	2,484
Distributions from Operating Partnerships	-	1,200
Share of Loss from Operating Partnerships	981,747	814,158
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	253,485	213,485

Net cash (used in) provided by operating activities	(7,979)	(42,431)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	134,706

Net cash (used in) provided by investing activities	-	134,706

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,979)	92,275

Cash and cash equivalents, beginning	194,755	134,976

Cash and cash equivalents, ending	$186,776	$227,251

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(418,855)	$(796,560)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	15,929	15,929
Distributions from Operating Partnerships	26,451	24,349
Share of Loss from Operating Partnerships	281,023	608,224
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,503)	12,907
Decrease (Increase) in accounts receivable	16,499	(19,167)
(Decrease) Increase in accounts payable affiliates	114,628	107,002

Net cash (used in) provided by operating activities	29,172	(47,316)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,172	(47,316)

Cash and cash equivalents, beginning	291,351	412,161

Cash and cash equivalents, ending	$320,523	$364,845

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,950,524)	$(1,341,013)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	1,363	1,781
Share of Loss from Operating Partnerships	1,632,997	1,039,277
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(24,200)	-
(Decrease) Increase in accounts payable affiliates	317,192	298,080

Net cash (used in) provided by operating activities	(23,172)	(1,875)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	10	-
Investments	-	-

Net cash (used in) provided by investing activities	10	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,162)	(1,875)

Cash and cash equivalents, beginning	118,708	128,337

Cash and cash equivalents, ending	$95,546	$126,462

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$544,756	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,358,331)	$(1,459,342)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	27,542	27,542
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	1,051,171	1,162,710
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	248,658	198,655

Net cash (used in) provided by operating activities	(30,960)	(70,435)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,960)	(70,435)

Cash and cash equivalents, beginning	305,931	386,782

Cash and cash equivalents, ending	$274,971	$316,347

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(758,629)	$(810,184)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	20,458	20,458
Distributions from Operating Partnerships	1,783	3,814
Share of Loss from Operating Partnerships	577,478	683,812
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	145,498	130,473

Net cash (used in) provided by operating activities	(13,412)	28,373

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	32,300
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	32,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,412)	60,673

Cash and cash equivalents, beginning	189,375	197,136

Cash and cash equivalents, ending	$175,963	$257,809

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,212,099)	$(1,038,143)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	32,953	32,953
Distributions from Operating Partnerships	1,539	-
Share of Loss from Operating Partnerships	916,846	755,864
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	236,518	219,897

Net cash (used in) provided by operating activities	(24,243)	(29,429)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,243)	(29,429)

Cash and cash equivalents, beginning	83,640	124,985

Cash and cash equivalents, ending	$59,397	$95,556

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(856,798)	$(984,391)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	96,926	96,926
Distributions from Operating Partnerships	2,000	-
Share of Loss from Operating Partnerships	567,055	697,016
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	146,270	131,270

	-
Net cash (used in) provided by operating activities	(44,547)	(59,179)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,547)	(59,179)

Cash and cash equivalents, beginning	351,387	481,041

Cash and cash equivalents, ending	$306,840	$421,862

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(627,097)	$(496,898)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	66,347	66,347
Distributions from Operating Partnerships	7,191	11,990
Share of Loss from Operating Partnerships	410,858	307,492
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	134,936	128,881

Net cash (used in) provided by operating activities	(7,765)	17,812

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,765)	17,812

Cash and cash equivalents, beginning	91,246	79,450

Cash and cash equivalents, ending	$83,481	$97,262

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(963,063)	$(797,353)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	71,115	71,115
Distributions from Operating Partnerships	9,139	5,471
Share of Loss from Operating Partnerships	727,919	607,412
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	128,648	138,648

Net cash (used in) provided by operating activities	(26,242)	25,293

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	67,239
Investments	-	-

Net cash (used in) provided by investing activities	-	67,239

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,242)	92,532

Cash and cash equivalents, beginning	309,615	268,593

Cash and cash equivalents, ending	$283,373	$361,125

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(656,087)	$(488,459)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	74,184	74,184
Distributions from Operating Partnerships	2,045	65,456
Share of Loss from Operating Partnerships	417,871	292,511
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	406
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	73,300	134,250

	-
Net cash (used in) provided by operating activities	(88,687)	78,348

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,687)	78,348

Cash and cash equivalents, beginning	205,640	193,474

Cash and cash equivalents, ending	$116,953	$271,822

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(641,064)	$(690,875)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	67,743	67,743
Distributions from Operating Partnerships	-	37,309
Share of Loss from Operating Partnerships	429,717	500,934
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	2,600	73,180

Net cash (used in) provided by operating activities	(141,004)	(11,709)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141,004)	(11,709)

Cash and cash equivalents, beginning	274,404	368,313

Cash and cash equivalents, ending	$133,400	$356,604

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(913,229)	$(773,290)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	85,297	85,297
Distributions from Operating Partnerships	1,480	725
Share of Loss from Operating Partnerships	634,308	515,902
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	24,761
(Decrease) Increase in accounts payable affiliates	150,012	121,452

	-
Net cash (used in) provided by operating activities	(42,132)	(25,153)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,132)	(25,153

Cash and cash equivalents, beginning	177,375	216,126

Cash and cash equivalents, ending	$135,243	$190,973

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,442,320)	$(1,269,265)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	100,446	100,446
Distributions from Operating Partnerships	18,252	2,769
Share of Loss from Operating Partnerships	1,095,194	908,936
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(16,522)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	226,113	278,219

Net cash (used in) provided by operating activities	(2,315)	4,583

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(80,466)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(80,466)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,315)	(75,883)

Cash and cash equivalents, beginning	18,375	83,998

Cash and cash equivalents, ending	$16,060	$8,115

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(804,575)	$(1,006,314)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	87,850	87,242
Distributions from Operating Partnerships	2,212	3,519
Share of Loss from Operating Partnerships	636,233	712,509
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	985	-
(Decrease) Increase in accounts payable affiliates	207,071	201,420

Net cash (used in) provided by operating activities	129,776	(1,624)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(21,798
Capital contributions paid to Operating Partnerships	(164,252)	(292,695)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	322,033	(172,122)
Investments	-	-

Net cash (used in) provided by investing activities	157,781	(486,615)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	287,557	(488,239)

Cash and cash equivalents, beginning	460,921	971,373

Cash and cash equivalents, ending	$748,478	$483,134

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$493,907

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$39,134

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,220,844)	$(1,192,441)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	125,512	125,192
Distributions from Operating Partnerships	7,774	8,682
Share of Loss from Operating Partnerships	795,926	822,576
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	10,000	157,557
(Decrease) Increase in accounts payable affiliates	90,085	153,953

Net cash (used in) provided by operating activities	(191,547)	75,519

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(11,738)
Capital contributions paid to Operating Partnerships	(88,443)	(136,066)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	650,726
Investments	-	-

Net cash (used in) provided by investing activities	(88,443)	502,922

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(279,990)	578,441

Cash and cash equivalents, beginning	596,017	189,255

Cash and cash equivalents, ending	$316,027	$767,696

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$226,777

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,173,826)	$(1,130,465)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	84,760	84,760
Distributions from Operating Partnerships	12,387	-
Share of Loss from Operating Partnerships	893,886	858,043
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(196,604)
(Decrease) Increase in accounts payable affiliates	98,528	138,526

Net cash (used in) provided by operating activities	(84,265)	(245,740)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(233,600)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	108,150	-
Investments	-	228,762

Net cash (used in) provided by investing activities	108,150	(4,838)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,885	(250,578)

Cash and cash equivalents, beginning	832,233	1,356,192

Cash and cash equivalents, ending	$856,118	$1,105,614

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$78,896	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(1,310,842)	$(1,508,849)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	108,663	108,663
Distributions from Operating Partnerships	8,200	16,087
Share of Loss from Operating Partnerships	907,705	1,149,939
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,960)
Decrease (Increase) in accounts receivable	-	(625)
(Decrease) Increase in accounts payable affiliates	99,923	119,527

Net cash (used in) provided by operating activities	(186,351)	(122,218)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(8,359)	(519,043)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	1,046,688

Net cash (used in) provided by investing activities	(8,359)	527,645

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(194,710)	405,427

Cash and cash equivalents, beginning	1,404,092	1,167,018

Cash and cash equivalents, ending	$1,209,382	$1,572,445

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2007	2006

Cash flows from operating activities:

Net income (loss)	$(945,257)	$(679,153)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	77,918	77,859
Distributions from Operating Partnerships	2,652	-
Share of Loss from Operating Partnerships	716,763	478,422
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	200,000	(195,643)
(Decrease) Increase in accounts payable affiliates	22,146	66,695

Net cash (used in) provided by operating activities	74,222	(251,820)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(15,515)
Capital contributions paid to Operating Partnerships	(1,057,784)	(1,511,616)
Proceeds from sale of operating Limited partnerships:	-	-
(Advances to) repayments from Operating Partnerships	-	-
Investments	-	1,145,861

Net cash (used in) provided by investing activities	(1,057,784)	(381,270)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(983,562)	(633,090

Cash and cash equivalents, beginning	1,972,660	2,689,206

Cash and cash equivalents, ending	$989,098	$2,056,116

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2007	2006

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$860,207	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$18,493

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
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
December 31, 2007
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2007 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of December 31, 2007 and 2006 are as follows:

	2007	2006
Series 20	$ 31,256	$ 27,685
Series 21	17,096	15,142
Series 22	53,724	47,583
Series 23	75,567	66,437
Series 24	89,289	79,085
Series 25	89,672	79,424
Series 26	150,148	133,244
Series 27	130,784	115,838
Series 28	28,876	25,576
Series 29	28,834	25,523
Series 30	185,702	164,463
Series 32	264,689	234,294
Series 33	237,775	210,497
Series 34	377,580	334,224
Series 35	1,071,355	948,493
Series 36	731,169	646,809
Series 37	694,110	604,125
Series 38	599,358	503,460
Series 39	526,672	438,891
Series 40	507,365	404,966
Series 41	663,205	547,670
Series 42	535,650	421,554
Series 43	694,291	546,055
Series 44	405,775	304,095
Series 45	467,116	345,050
Series 46	329,471	240,828
	$8,986,529	$7,511,011

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2007 and 2006 are as follows:
	2007	2006
Series 20	$ 84,438	$ 84,438
Series 21	41,304	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,934
Series 25	68,169	68,169
Series 26	108,689	108,690
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	84,495	84,495
Series 30	46,542	46,542
Series 31	99,360	99,360
Series 32	82,886	82,884
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,001
Series 41	61,708	68,610
Series 42	63,081	63,144
Series 43	76,695	76,795
Series 44	71,176	71,175
Series 45	91,641	92,136
Series 46	62,382	61,035
	$1,776,093	$1,797,457

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended December 31, 2007 and 2006 are as follows:
	2007	2006
Series 20	$ 50,000	$ -
Series 25	25,000	-
Series 26	50,000	-
Series 28	50,000	-
Series 30	25,000	-
Series 35	25,000	-
Series 37	25,000	-
Series 38	50,000	-
Series 39	50,000	-
Series 43	90,000	-
Series 44	115,000	-
Series 45	125,000	43,926
Series 46	115,000	32,595
	$795,000	$76,521

The fund management fees paid for the nine months ended December 31, 2007 and 2006 are as follows:
	2007	2006
Series 20	$ 100,000	$ 250,023
Series 25	25,000	15,000
Series 26	50,000	50,000
Series 28	100,000	75,000
Series 29	-	40,000
Series 30	25,000	50,000
Series 32	-	50,000
Series 35	25,000	40,000
Series 37	25,000	15,000
Series 38	50,000	-
Series 39	100,000	40,000
Series 40	-	40,000
Series 43	140,000	90,000
Series 44	115,000	75,000
Series 45	175,000	156,880
Series 46	165,000	116,410
	$1,095,000	$1,103,313

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

During the nine months ended December 31, 2007 the Fund did not receive any proceeds from dispositions.

During the nine months ended December 31, 2006 the Fund received proceeds of $60,390 from the partial transfer of one Operating Limited Partnership in Series 20, and $26,443 from one Operating Limited Partnership in Series 20 which was disposed of in the prior year.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

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

At December 31, 2007 and 2006 the Fund has limited partnership interests in 513 and 515 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2007 and 2006 are as follows:
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2007 and 2006 are as follows:
	2007	2006
Series 21	$ 236,479	$ 236,479
Series 22	4,107	18,770
Series 24	9,999	9,999
Series 25	61,733	61,733
Series 26	29,490	29,490
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	45,783	45,783
Series 30	127,396	127,396
Series 31	66,394	611,150
Series 32	298,561	484,756
Series 33	194,154	194,154
Series 34	8,244	8,244
Series 35	163,782	163,782
Series 37	138,438	138,438
Series 40	8,694	8,694
Series 41	100	100
Series 42	549,222	775,421
Series 43	402,079	490,522
Series 44	702,126	781,022
Series 45	894,475	918,437
Series 46	392,966	590,543
	$4,414,939	$5,775,630

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2007.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2007	2006

Revenues
Rental	$120,823,886	$116,076,752
Interest and other	5,875,516	5,035,525

	126,699,402	121,112,277

Expenses
Interest	33,453,556	32,253,611
Depreciation and amortization	37,669,861	36,357,602
Operating expenses	76,035,839	73,519,068

	147,159,256	142,130,281

NET LOSS	$(20,459,854)	$(21,018,004)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(20,255,254)	$(20,781,382)

Net loss allocated to other Partners	$(204,600)	$(210,179)

* Amounts include $4,227,333 and $3,380,284 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2007	2006

Revenues
Rental	$6,809,696	$6,967,189
Interest and other	714,726	472,167

	7,524,422	7,439,356

Expenses
Interest	1,938,679	1,973,484
Depreciation and amortization	2,026,743	1,757,098
Operating expenses	4,266,095	4,397,911

	8,231,517	8,128,493

NET LOSS	$(707,095)	$(689,137)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(700,024)	$(682,246)

Net loss allocated to other Partners	$(7,071)	$(6,891)

* Amounts include $388,099 and $214,330 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2007	2006

Revenues
Rental	$3,252,906	$3,818,390
Interest and other	98,620	128,619

	3,351,526	3,947,009

Expenses
Interest	1,113,752	1,429,757
Depreciation and amortization	686,385	631,192
Operating expenses	2,365,676	3,149,851

	4,165,813	5,210,800

NET LOSS	$(814,287)	$(1,263,791)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(806,144)	$(1,251,153)

Net loss allocated to other Partners	$(8,143)	$(12,638)

* Amounts include $710,133 and $1,117,843 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22

	2007	2006

Revenues
Rental	$4,386,732	$4,316,358
Interest and other	282,881	243,334

	4,669,613	4,559,692

Expenses
Interest	947,414	950,256
Depreciation and amortization	1,266,018	1,191,019
Operating expenses	3,177,675	3,012,453

	5,391,107	5,153,728

NET LOSS	$(721,494)	$(594,036)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(714,279)	$(588,096)

Net loss allocated to other Partners	$(7,215)	$(5,940)

* Amounts include $642,461 and $451,519 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23

	2007	2006

Revenues
Rental	$5,159,162	$3,934,960
Interest and other	265,630	136,424

	5,424,792	4,071,384

Expenses
Interest	1,212,957	1,029,758
Depreciation and amortization	1,271,026	950,742
Operating expenses	3,628,865	2,753,503

	6,112,848	4,734,003

NET LOSS	$(688,056)	$(662,619)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(681,174)	$(655,993)

Net loss allocated to other Partners	$(6,882)	$(6,626)

* Amounts include $590,446 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24

	2007	2006

Revenues
Rental	$3,788,968	$3,458,723
Interest and other	158,132	75,573

	3,947,100	3,534,296

Expenses
Interest	938,490	719,375
Depreciation and amortization	1,040,776	970,252
Operating expenses	2,550,295	2,335,913

	4,529,561	4,025,540

NET LOSS	$(582,461)	$(491,244)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(576,636)	$(486,332)

Net loss allocated to other Partners	$(5,825)	$(4,912)

* Amounts include $464,462 and $216,188 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25

	2007	2006

Revenues
Rental	$6,817,047	$6,296,980
Interest and other	167,178	162,916

	6,984,225	6,459,896

Expenses
Interest	1,730,676	1,502,646
Depreciation and amortization	1,357,420	1,424,101
Operating expenses	4,415,921	4,266,935

	7,504,017	7,193,682

NET LOSS	$(519,792)	$(733,786)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(514,594)	$(726,448)

Net loss allocated to other Partners	$(5,198)	$(7,338)

* Amounts include $163,299 and $285,420 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26

	2007	2006

Revenues
Rental	$8,006,217	$7,687,325
Interest and other	370,041	340,944

	8,376,258	8,028,269

Expenses
Interest	1,810,382	1,858,530
Depreciation and amortization	2,180,698	2,030,090
Operating expenses	5,247,149	5,299,814

	9,238,229	9,188,434

NET LOSS	$(861,971)	$(1,160,165)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(853,351)	$(1,148,563)

Net loss allocated to other Partners	$(8,620)	$(11,602)

* Amounts include $382,220 and $293,606 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27

	2007	2006

Revenues
Rental	$5,652,081	$5,331,927
Interest and other	137,699	150,974

	5,789,780	5,482,901

Expenses
Interest	2,023,138	2,097,738
Depreciation and amortization	1,307,553	1,394,268
Operating expenses	3,125,554	2,866,473

	6,456,245	6,358,479

NET LOSS	$(666,465)	$(875,578)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(659,800)	$(866,822)

Net loss allocated to other Partners	$(6,665)	$(8,756)

* Amounts include $25,378 and $95,220 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28

	2007	2006

Revenues
Rental	$5,026,132	$4,935,800
Interest and other	117,068	113,832

	5,143,200	5,049,632

Expenses
Interest	1,111,330	1,229,141
Depreciation and amortization	1,645,111	1,624,430
Operating expenses	3,213,981	3,007,048

	5,970,422	5,860,619

NET LOSS	$(827,222)	$(810,987)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(818,950)	$(802,877)

Net loss allocated to other Partners	$(8,272)	$(8,110)

* Amounts include $10,283 and $22,600 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2007	2006

Revenues
Rental	$4,954,662	$4,899,542
Interest and other	409,071	421,296

	5,363,733	5,320,838

Expenses
Interest	1,555,900	1,273,422
Depreciation and amortization	1,842,869	1,859,896
Operating expenses	3,164,705	3,059,499

	6,563,474	6,192,817

NET LOSS	$(1,199,741)	$(871,979)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,187,744)	$(863,259)

Net loss allocated to other Partners	$(11,997)	$(8,720)

* Amounts include $205,997 and $49,101 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30

	2007	2006

Revenues
Rental	$3,637,301	$3,671,831
Interest and other	196,939	158,786

	3,834,240	3,830,617

Expenses
Interest	709,924	827,227
Depreciation and amortization	887,243	981,237
Operating expenses	2,520,935	2,780,248

	4,118,102	4,588,712

NET LOSS	$(283,862)	$(758,095)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(281,023)	$(750,515)

Net loss allocated to other Partners	$(2,839)	$(7,580)

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31

	2007	2006

Revenues
Rental	$7,847,003	$7,711,345
Interest and other	402,761	325,320

	8,249,764	8,036,665

Expenses
Interest	1,819,525	1,734,789
Depreciation and amortization	2,467,145	2,286,318
Operating expenses	5,077,471	5,085,697

	9,364,141	9,106,804

NET LOSS	$(1,114,377)	$(1,070,139)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,103,233)	$(1,059,438)

Net loss allocated to other Partners	$(11,144)	$(10,701)

* Amounts include $65,183 and $20,161 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32

	2007	2006

Revenues
Rental	$4,341,719	$4,260,868
Interest and other	222,827	219,997

	4,564,546	4,480,865

Expenses
Interest	1,171,179	1,124,185
Depreciation and amortization	1,856,276	1,797,359
Operating expenses	2,656,774	2,795,996

	5,684,229	5,717,540

NET LOSS	$(1,119,683)	$(1,236,675)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,108,486)	$(1,224,308)

Net loss allocated to other Partners	$(11,197)	$(12,367)

* Amounts include $57,315 and $61,598 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33

	2007	2006

Revenues
Rental	$2,549,900	$2,243,285
Interest and other	85,330	65,671

	2,635,230	2,308,956

Expenses
Interest	785,783	686,653
Depreciation and amortization	942,111	917,883
Operating expenses	1,490,646	1,395,139

	3,218,540	2,999,675

NET LOSS	$(583,310)	$(690,719)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(577,478)	$(683,812)

Net loss allocated to other Partners	$(5,832)	$(6,907)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34

	2007	2006

Revenues
Rental	$4,389,727	$4,376,705
Interest and other	217,783	181,919

	4,607,510	4,558,624

Expenses
Interest	1,345,758	1,220,222
Depreciation and amortization	1,662,278	1,553,799
Operating expenses	2,525,581	2,548,102

	5,533,617	5,322,123

NET LOSS	$(926,107)	$(763,499)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(916,846)	$(755,864)

Net loss allocated to other Partners	$(9,261)	$(7,635)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

Series 35

	2007	2006

Revenues
Rental	$3,296,196	$3,243,298
Interest and other	161,483	150,354

	3,457,679	3,393,652

Expenses
Interest	1,003,314	892,834
Depreciation and amortization	1,155,628	1,102,613
Operating expenses	2,037,670	2,102,261

	4,196,612	4,097,708

NET LOSS	$(738,933)	$(704,056)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(731,544)	$(697,016)

Net loss allocated to other Partners	$(7,389)	$(7,040)

* Amounts include $164,489 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36

	2007	2006

Revenues
Rental	$2,482,245	$2,463,484
Interest and other	96,835	95,627

	2,579,080	2,559,111

Expenses
Interest	801,583	722,348
Depreciation and amortization	813,987	764,963
Operating expenses	1,381,584	1,382,856

	2,997,154	2,870,167

NET LOSS	$(418,074)	$(311,056)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(413,893)	$(307,945)

Net loss allocated to other Partners	$(4,181)	$(3,111)

* Amounts include $3,035 and $453 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2007	2006

Revenues
Rental	$3,273,349	$3,367,421
Interest and other	118,084	117,915

	3,391,433	3,485,336

Expenses
Interest	994,697	834,697
Depreciation and amortization	1,199,596	1,332,499
Operating expenses	1,932,412	1,931,686

	4,126,705	4,098,882

NET LOSS	$(735,272)	$(613,546)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(727,919)	$(607,412)

Net loss allocated to other Partners	$(7,353)	$(6,134)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38

	2007	2006

Revenues
Rental	$2,474,182	$2,546,630
Interest and other	126,568	106,793

	2,600,750	2,653,423

Expenses
Interest	597,189	664,403
Depreciation and amortization	891,168	874,292
Operating expenses	1,534,485	1,410,194

	3,022,842	2,948,889

NET LOSS	$(422,092)	$(295,466)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(417,871)	$(292,511)

Net loss allocated to other Partners	$(4,221)	$(2,955)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39

	2007	2006

Revenues
Rental	$1,866,780	$1,845,210
Interest and other	158,587	104,424

	2,025,367	1,949,634

Expenses
Interest	452,929	456,275
Depreciation and amortization	759,540	810,281
Operating expenses	1,246,956	1,189,072

	2,459,425	2,455,628

NET LOSS	$(434,058)	$(505,994)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(429,717)	$(500,934)

Net loss allocated to other Partners	$(4,341)	$(5,060)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40

	2007	2006

Revenues
Rental	$2,832,286	$2,865,719
Interest and other	88,028	82,679

	2,920,314	2,948,398

Expenses
Interest	729,206	752,277
Depreciation and amortization	1,025,392	1,055,959
Operating expenses	1,806,430	1,661,276

	3,561,028	3,469,512

NET LOSS	$(640,714)	$(521,114)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(634,308)	$(515,902)

Net loss allocated to other Partners	$(6,406)	$(5,212)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2007	2006

Revenues
Rental	$3,771,532	$3,872,779
Interest and other	137,214	154,211

	3,908,746	4,026,990

Expenses
Interest	1,398,104	1,564,041
Depreciation and amortization	1,470,832	1,464,293
Operating expenses	2,146,211	2,121,076

	5,015,147	5,149,410

NET LOSS	$(1,106,401)	$(1,122,420)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,095,337)	$(1,111,196)

Net loss allocated to other Partners	$(11,064)	$(11,224)

* Amounts include $143 and $202,260 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42

	2007	2006

Revenues
Rental	$4,231,126	$3,959,537
Interest and other	133,942	135,299

	4,365,068	4,094,836

Expenses
Interest	1,173,194	1,162,266
Depreciation and amortization	1,379,636	1,328,035
Operating expenses	2,477,409	2,328,521

	5,030,239	4,818,822

NET LOSS	$(665,171)	$(723,986)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(658,519)	$(716,746)

Net loss allocated to other Partners	$(6,652)	$(7,240)

* Amounts include $22,286 and $4,237 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43

	2007	2006

Revenues
Rental	$4,799,469	$5,025,239
Interest and other	170,665	217,856

	4,970,134	5,243,095

Expenses
Interest	1,153,710	1,151,775
Depreciation and amortization	1,828,552	1,952,118
Operating expenses	2,948,050	3,175,599

	5,930,312	6,279,492

NET LOSS	$(960,178)	$(1,036,397)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(950,576)	$(1,026,033)

Net loss allocated to other Partners	$(9,602)	$(10,364)

* Amounts include $154,650 and $203,457 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44

	2007	2006

Revenues
Rental	$5,395,337	$4,069,581
Interest and other	258,205	210,327

	5,653,542	4,279,908

Expenses
Interest	1,935,489	1,527,159
Depreciation and amortization	1,466,778	1,311,354
Operating expenses	3,154,190	2,308,105

	6,556,457	5,146,618

NET LOSS	$(902,915)	$(866,710)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(893,886)	$(858,043)

Net loss allocated to other Partners	$(9,029)	$(8,667)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45

	2007	2006

Revenues
Rental	$6,380,379	$5,829,654
Interest and other	479,432	390,327

	6,859,811	6,219,981

Expenses
Interest	1,939,461	1,837,674
Depreciation and amortization	2,213,625	2,054,748
Operating expenses	3,802,845	3,489,114

	7,955,931	7,381,536

NET LOSS	$(1,096,120)	$(1,161,555)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,085,159)	$(1,149,939)

Net loss allocated to other Partners	$(10,961)	$(11,616)

* Amounts include $177,454 and $0 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46

	2007	2006

Revenues
Rental	$3,401,752	$3,076,972
Interest and other	99,787	71,941

	3,501,539	3,148,913

Expenses
Interest	1,059,793	1,030,679
Depreciation and amortization	1,025,475	936,763
Operating expenses	2,140,274	1,664,726

	4,225,542	3,632,168

NET LOSS	$(724,003)	$(483,255)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(716,763)	$(478,422)

Net loss allocated to other Partners	$(7,240)	$(4,833)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended December 31, 2007 and 2006, numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors, including a decrease in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2007 were $1,776,093 and total fund management fees accrued as of December 31, 2007 were $38,179,897. During the quarter and nine months ended December 31, 2007, $795,000 and $1,095,000, respectively, of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2007, an affiliate of the general partner of the Fund advanced a total of $1,471,340 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter and nine months ended December 31, 2007, $149,722 and $225,414, respectively, were advanced to the Fund from an affiliate of the general partner. Below is a summary, by series, of the advances made in the current year, as well as the total advances made to date.

	Current Period	Total
Series 21	$ 30,704	$ 76,779
Series 22	10,246	13,644
Series 23	14,663	27,641
Series 27	12,494	24,034
Series 31	15,607	29,215
Series 33	11,838	15,025
Series 34	13,310	25,399
Series 36	11,343	90,721
Series 38	-	69,188
Series 39	-	220,454
Series 40	-	297,729
Series 41	16,330	311,358
Series 42	13,187	218,671
Series 43	-	51,482
	$149,722	$1,471,340

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2007.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended December 31, 2007, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in one of the Operating Partnership and 13 remain.

During the quarter ended December 31, 2007, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of December 31, 2007, all of which has been loaned to the Operating Partnership. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2007, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $4,107 as of December 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended December 31, 2007, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended December 31,2007, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of December 31, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539.

During the quarter ended December 31, 2007, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of December 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended December 31, 2007, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of December 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended December 31, 2007, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of December 31, 2007. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended December 31, 2007, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of December 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended December 31, 2007, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of December 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2007, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2007. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended December 31, 2007, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,394 as of December 31, 2007. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,394 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. The series has also purchased membership interest in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 2007, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of December 31, 2007. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans and escrowed funds will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended December 31, 2007, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of December 31, 2007. Of the amount outstanding $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $69,154 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended December 31, 2007, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of December 31, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

During the quarter ended December 31, 2007, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable to 1 Operating Partnership in the amount of $163,782 as of December 31, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended December 31, 2007, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2007, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. In addition, the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2007, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2007. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2007, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of December 31, 2007. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2007, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of December 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. As of December 31, 2007 two of the properties has been disposed of and 21 remain.

During the quarter ended December 31, 2007, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2007. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120.

During the quarter ended December 31, 2007, Series 42 recorded capital contribution releases of $58,962. Series 42 has outstanding contributions payable to 6 Operating Partnerships in the amount of $549,222 as of December 31, 2007. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $215,403 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2007, Series 43 recorded capital contribution releases of $31,749. Series 43 has outstanding contributions payable to 6 Operating Partnerships in the amount of $402,079 as of December 31, 2007. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $151,777 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2007, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $702,126 as of December 31, 2007. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $505,522 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 45. As of December 31, 2007 one of the properties has been disposed of and 30 remain.

During the quarter ended December 31, 2007, Series 45 recorded capital contribution releases of $8,359. Series 45 has outstanding contributions payable to 2 Operating Partnerships in the amount of $894,475 as of December 31, 2007. Of the amount outstanding, $567,543 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $326,932 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2007, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 4 Operating Partnerships in the amount of $392,966 as of December 31, 2007. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2007 and 2006, the Fund held limited partnership interests in 513 and 515 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2007 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 20	$ 43,107	$ 41,331	$ 191,898	$ 61,416
Series 21	41,304	-	135,530	3,538
Series 22	58,816	4,832	177,899	13,044
Series 23	57,752	2,314	176,134	4,064
Series 24	52,400	4,534	161,697	9,105
Series 25	53,369	14,800	183,415	21,092
Series 26	94,922	13,767	282,087	43,980
Series 27	77,553	1,248	226,920	9,484
Series 28	47,979	35,550	184,929	65,658
Series 29	37,136	47,359	180,119	73,366
Series 30	20,704	25,838	95,494	44,134
Series 31	56,060	43,300	215,968	82,112
Series 32	49,664	33,222	215,431	33,227
Series 33	42,554	937	118,447	12,026
Series 34	59,093	14,206	205,691	14,206
Series 35	42,090	15,000	148,767	22,503
Series 36	37,678	2,471	111,441	9,007
Series 37	29,163	22,053	129,095	24,553
Series 38	37,755	3,345	119,955	3,345
Series 39	34,200	-	102,600	-
Series 40	47,524	2,480	138,819	11,193
Series 41	60,212	1,496	166,896	18,226
Series 42	40,678	22,403	157,208	32,034
Series 43	72,468	4,227	222,489	7,596
Series 44	34,771	36,405	175,953	37,575
Series 45	74,890	16,751	254,867	20,056
Series 46	49,156	13,226	159,970	27,176
	$1,352,998	$423,095	$4,639,719	$703,716

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 20 reflects net loss from Operating Partnerships of $(707,095) and $(689,137), respectively, which includes depreciation and amortization of $2,026,743 and $1,757,098, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority, and high debt. The average occupancy for East Douglas Apartments for the fourth quarter of 2007 was 85%, and the 2007 year to date average occupancy at the end of the fourth quarter was 79%. Occupancy decreased significantly in February and March 2007 and remained low throughout the second quarter of 2007 due to ten units that went off-line as the result of two separate sprinkler damage events. A dryer fire caused the first event in one of the units and the second event was the result of freezing pipes. Management has been able to get the units back on-line and the damage was covered by the property's insurance. Occupancy further decreased to 67% in May of 2007 due to the lack of maintenance personnel; however, a maintenance technician was hired in July 2007, and the December 2007 occupancy had increased to 89%.

The property expended cash in 2006 because of extraordinary repairs and maintenance that could not be funded from the replacement reserve, which had been depleted significantly in 2005. Cash flow improved in the third and fourth quarters of 2006 after the repairs were complete. However, due to the reduced occupancy noted above, cash flow again deteriorated in 2007 and $17,112 of funding from the investment partnership was necessary in the third quarter of 2007 to bring the real estate tax escrow current, pay down certain third party payables, and pay the property payroll. As of the fourth quarter of 2007, the property was operating just slightly below breakeven.

Efforts to improve the property's financials via refinancing, which have been ongoing for two years, have not been successful. Due to the ongoing operational issues at the property, the investment general partner is currently seeking an operating general partner replacement. The investment general partner has been in discussions with several interested parties; however, no offers have yet been made. The investment general partner will continue to look for a replacement operating general partner in the first quarter of 2008. The mortgage, property taxes and insurance are all current. The Tax Increment Financing, a reduced tax program from the city, will expire in 2009.

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

Northfield Apartments L.P. (Willow Point Apartments I) is a 120-unit property located in Jackson, MS. The property operated below breakeven in 2007 due to vacancy loss, delinquency loss, and high turnover costs. The property, located in the back of a four-phase apartment community, has lost potential residents to newer sister phases. Occupancy has also suffered due to evictions of non-paying and problem residents. To curb bad debt, management evicted a number of non-paying residents in the third quarter of 2007. The evictions caused occupancy to suffer; however, by the end of the fourth quarter occupancy had rebounded. The property ended the year with an average occupancy for the year, and December 2007 occupancy of 90%. Tenant receivables had significantly decreased by the end of the fourth quarter due to the newly strengthened resident base. Turnover expenses have been high due to the large number of evictions in 2007 for non-payment. Turnover costs also exceeded budgeted amounts as the age and the condition of the units have necessitated additional upgrades to make the units competitive with newer units in the market. Many of the small upgrade expenses were put through operations as opposed to withdrawing from the replacement reserve account. Management has begun a capital improvement program to enhance the curb appeal and attract potential residents to the project. The parking lot was recently repaired and re-striped, handrails were painted, and management is upgrading outdated floor tile and fixtures at turnover. By the end of the fourth quarter of 2007 the replacement reserve balance totaled approximately $106,000. The investment general partner advised the management company to utilize the replacement reserve funds and develop a long-term capital improvement plan that will carry the property though the rest of the compliance period. The compliance period ends in 2010. The operating general partner's operating deficit guarantee is unlimited in time and amount and the operating general partner has a longstanding history of funding operating deficits as necessary. All mortgage, taxes, and insurance payments are current.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The property suffered a fire in the second quarter of 2006, causing twenty units to come off-line. The property was issued 8823s for the units taken off-line. Additionally, 8823s were issued to the property as a result of a state inspection completed prior to the fire. Management has sent corrective documents to the Texas Department of Housing and Community Affairs. The Department review has been delayed, but recent correspondence with management suggests that corrected 8823s will be issued by January 31, 2008. In addition to the off-line vacancies, fifty hurricane evacuee leases expired in the last half of 2006, reducing occupancy to an average of 75% in the fourth quarter of 2006. Work on the fire-damaged units was completed early in the second quarter of 2007. The operating general partner received $131,412 in insurance proceeds for recovery of lost rents in the fourth quarter of 2007. Management continues to offer a leasing concession of $0 deposit and $99 first month's rent. Marketing efforts during the fourth quarter were focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. Although occupancy averaged only 83% in 2007, it increased to 90% by December 2007. The tax credit delivery period ended in 2005 and the low income house tax credit compliance period expires in December 2009. The mortgage, taxes, and insurance payments are current.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Boston Capital Tax Credit Fund III - Series 17 and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Harrisonburg Seniors Apartments Partnership, (Harrisonburg Seniors Apartments) is a 24-unit development located in Harrisonburg, Louisiana. Despite occupancy averaging 100% during 2006, the property operated at a cash deficit due to stagnant rental rates and high operating expenses associated with minor repair of damages sustained during the 2005 hurricane season. Going forward the maintenance staff is attempting to replace the flooring in two units each quarter. Occupancy remained strong in 2007 averaging 98% for the year. In 2007 operations continued to improve and the partnership is now operating above breakeven. Additionally, management has obtained approval for a $15 per unit rent increase which will be effective January 1, 2008. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Series 21

As of December 31, 2006 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 21 reflects net loss from Operating Partnerships of $(814,287) and $(1,263,791), respectively, which includes depreciation and amortization of $686,385 and $631,192, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In July 2006, all parties acknowledged that the proponent's Plan was unlikely to become effective. On September 6, 2006, the Court converted the case from Chapter 11 to Chapter 7 and a Trustee was appointed to oversee the sale of the property. On February 23, 2007, the Trustee conducted an auction at which the property was sold for $3,650,000; the sale closed on April 25, 2007. The investment limited partners will lose the remaining future tax credits, estimated at $50,000. At this time, the investment general partner has some uncertainty whether the new owner will continue to operate the property in compliance with the requirements of Section 42, and has decided not to post a Section 42 Disposition Bond. As a result, the investors will experience recapture in 2007. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. The Operating Partnership will lose $52,306 in credits and experience recapture and interest of $1,462,036. This represents estimated loss of recapture of $27 and $757, respectively, per 1,000 BACs.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. Because of historically low occupancy, the property operated below breakeven in 2006. The average physical occupancy for 2006 was 61%. Based on the results of a market study preformed in 2006, the operating general partner decided to reconfigure the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction was completed in March 2007 and all units have received Certificates of Occupancy. In the first half of the year, lease-up progressed slowly. In the third quarter of 2007, physical occupancy significantly improved, and as of September 2007 the property was operating with 90% occupancy. The property finished the fourth quarter with 98% physical occupancy and all the converted units were 100% occupied. However, the property was still unable to breakeven due to the low occupancy at the start of the year and the high marketing and promotion expense during the lease up. According to the budgets provided by the management company, the property will be able to breakeven in the first quarter 2008. By that time 40% of marketing expenses will be eliminated. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund operating deficits.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 94% in 2006. Occupancy has been consistent with the prior year, averaging 96% for 2007. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations in 2007. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% in 2006. Occupancy has been consistent with the prior year averaging 90% for 2007. Even though operating expenses are below the investment general partner's state average, the high vacancy rate and low rental rates in the area prevented the property from achieving breakeven operations in 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. The property is operating below breakeven due to high operating expenses and low occupancy, the result of a lack of subsidy and unit turnover costs. On August 20, 2007, the investment general partner received a fax, via management, from the Internal Revenue Service stating that due to continued non-compliance at Lookout Ridge Apartments, credits could not be calculated for the year, and that the previous credits claimed are subject to recapture. The specific non-compliance issues cited by the Internal Revenue Service are: management failed to correctly complete or document tenant's annual income certification; violation(s) of local inspection standards; the project failed to meet minimum set-aside requirements; violation(s) of the Vacant Unit Rule under Reg. 1.42-5(c)(1)(ix); and the project is no longer in compliance nor participating in the Section 42 Program.

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

Fourth quarter occupancy and financial reports have been requested but were not available at the time of reporting. The operating general partner has requested use of operating reserve funds in order to pay for taxes and repairs cited in previously issued 8823s. After the withdrawals, the operating reserve balance is $14,288. In 2006 the property operated with a cash flow deficit of $60,739. In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed. The property's low income housing tax credit compliance period expires in 2010.

In summary, the property has a history of poor management, continued non-compliance, significant costs necessary to correct capital improvement items, a recent building fire destroying all tenant files and an IRS letter indicating removal from the Section 42 program. The estimated costs of credit loss, recapture, interest and penalties total approximately $858,975. This represents estimated recapture, interest and penalties of $445 per 1,000 BACs. The operating general partner is now working with their attorney and Kentucky Housing in an attempt to get the property back into the Section 42 program, although if reinstated, some portion of recapture will be required. If needed, the investment general partner may take legal action against the operating general partner for losses sustained as a result of the property getting removed from the Section 42 program.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 93% in 2006. Occupancy has been consistent with the prior year, averaging 92% in 2007. The property's operating expenses are below the investment general partner's state average. Despite occupancy in the 90%s, low rental rates in the area prevented the property from achieving breakeven operations in 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 22 reflects net loss from Operating Partnerships of $(721,494) and $(594,036), respectively, which includes depreciation and amortization of $1,266,018 and $1,191,019, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. In 2007, occupancy averaged 93%, up from the 2006 average of 85%. The operating general partner advertises daily in the community newspaper. In 2007, new billboards were installed at the front of the complex to attract more foot and drive-by traffic to the property. The operating general partner maintains a strong relationship with the local real estate companies that refer potential renters to the property. The property is also using resident referral incentives to help increase occupancy. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. In 2007, the property continues to operate below breakeven status. The mortgage, real estate tax, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 89% in 2006. Occupancy has been consistent with the prior year, averaging 90% for 2007. Even though operating expenses are below the investment general partner's state average, the high vacancy rate and low rental rates in the area prevented the property from achieving breakeven operations in 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The Department of Housing and Community Development informed the investment general partner that the Department of Mental Health would be terminating its contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification, the investment general partner inspected the property and found areas of concern about the overall condition of the property. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing for an indeterminate period of time. Operating reports have been unavailable since that time. In May 2007, the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner learned that there was a mortgagee sale of the property scheduled for June 14, 2007 and that this sale date had been extended from May.

Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston Department of Neighborhood Development, the Department of Housing and Community Development, the operating general partner and their respective attorneys to come to a workout plan with the lender. After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on its original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allowed a 60-day window during which the operating general partner interest was to be sold and the PAR value of the note ($355,000) held by One United was to be paid in full. The new operating general partner, Victory Programs Inc., was agreed to by all of the parties, and on September 14, 2007 the One United note was paid in full. Victory Programs now holds the first soft mortgage and has begun rehabbing the property with assistance of government funding. Although the property was expected to be re-occupied prior to year-end 2007, the rehabilitation work has progressed more slowly than anticipated. Units remain vacant; however, the credit allocating agency has confirmed that credits will not be jeopardized. The tax credit delivery period ends in 2007 and the low income housing tax credit compliance period expires in 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet, and in adjacent towns, has increased. Occupancy in the third and fourth quarters of 2006 was 85% and 89%, respectively. Occupancy improved to 93% in the first two quarters of 2007. A consultant visited the property in August, and reported that occupancy was 95% and the property is in excellent condition. Fourth quarter occupancy has decreased to 88% due primarily to evictions for non-payment. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 84% in 2006, the property operated above breakeven. Through 2007 average occupancy was 84% and the site continued to operate above breakeven. New management assumed duties in October 2007 and is currently in the transition process of re-staffing the site and developing new leasing strategies. While prior management was able to operate above breakeven, this was due to minimized maintenance and payroll expenses, as the property was understaffed and units were not being turned. While the area is a desirable place to live, it is also extremely competitive. Rents have been reduced in an effort to attract new tenants. Overall, the low occupancy is due to a combination of market related factors as well as poor prior management. Management states that the biggest challenge is finding qualified maintenance technicians to staff the property. Currently they are short one employee; however, they will likely be hiring a new technician. The investment general partner will continue to monitor and assist management with marketing and leasing strategies. A site visit will be completed in early 2008 to assess the level of deferred maintenance and review the new management company's operating performance. All real estate tax, insurance and mortgage payments are current.

Series 23

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 23 reflects net loss from Operating Partnerships of $(688,056) and $(662,619), respectively, which includes depreciation and amortization of $1,271,026 and $950,742, respectively. This is an interim period estimate; it is not indicative of the final year end results.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 86% in 2006. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There are also newer competing properties offering more attractive amenities. Over the past three years, there have been numerous managers at the property. Management increased concessions and resident referral rewards. Management is in constant communication with the nearby Air Force base and local employers, is placing advertising in the weekly newspaper, and has a website for the property. Management's efforts have resulted in an increase in occupancy to 96% through the third quarter of 2007. However, in October 2007, due to lease expirations and evictions, physical occupancy declined to 75%. The operating general partner completed another site management change in November 2007. A new manager is focusing on strengthening the resident base, increasing resident retention, and improving collections. The manager has been proactive in an attempt to improve lease renewals by contacting every resident to ask if they need any additional services. The on-site manager has made personal contact with specific employers in the immediate area that best support the property and received permission to display brochures to promote the community in break rooms and at front desks. Management also changed the office hours to better accommodate working residents. Because of the marketing efforts of the new on-site manager, average occupancy rebounded to 85% in December 2007. As the result of the low occupancy and overly burdensome debt service, the property was not able to operate above breakeven in 2007. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve and the property can support itself. The operating general partner continues to fund the operating deficits. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA. In 2004, a tax lien was discovered upon follow-up with the operating general partner regarding the extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The operating general partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The operating general partner has negotiated a five-year payment plan to pay down the tax lien. As a result, on top of the annual real estate taxes, the Operating Partnership makes a $25,000 annual payment as required by the city to avoid being declared in default. In 2007, the property continued to operate at a surplus with an average physical occupancy of 99%. The property's mortgage, taxes and insurance are all current.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to three-bedroom single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet, and in adjacent towns, has increased. Occupancy in the third and fourth quarters of 2006 was 85% and 89%, respectively. Occupancy improved to 93% in the first two quarters of 2007. A consultant visited the property in August, and reported that occupancy was 95% and the property is in excellent condition. Fourth quarter occupancy has decreased to 88% due primarily to evictions for non-payment. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. In the third quarter of 2006, management replaced the regional manager and occupancy dramatically increased by year-end. Occupancy averaged 98% in 2007. The property continued to operate at a deficit in 2007 due to increased expenses, specifically, insurance. The property did have a rent increase implemented in October of 2007. This has helped increase revenue at the property. Management intends to continue to watch expenditures closely and work to reduce turnover by implementing various resident retention programs. Despite an expired guarantee, the operating general partner has funded all operating deficits. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. Despite an average occupancy of 84% in 2006, the property operated above breakeven. Through 2007 average occupancy was 84% and the site continued to operate above breakeven. New management assumed duties in October 2007 and is currently in the transition process of re-staffing the site and developing new leasing strategies. While prior management was able to operate above breakeven, this was due to minimized maintenance and payroll expenses, as the property was understaffed and units were not being turned. While the area is a desirable place to live, it is also extremely competitive. Rents have been reduced in an effort to attract new tenants. Overall, the low occupancy is due to a combination of market related factors as well as poor prior management. Management states that the biggest challenge is finding qualified maintenance technicians to staff the property. Currently they are short one employee; however, they will likely be hiring a new technician. The investment general partner will continue to monitor and assist management with marketing and leasing strategies. A site visit will be completed in early 2008 to assess the level of deferred maintenance and review the new management company's operating performance. All real estate tax, insurance and mortgage payments are current.

Series 24

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at December 31, 2007. Out of the total 23 were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 24 reflects net loss from Operating Partnerships of $(582,461) and $(491,244), respectively, which includes depreciation and amortization of $1,040,776 and $970,252, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. Although occupancy started showing signs of improvement in the first three quarters of 2007, the fourth quarter saw occupancy decline to 80% in November and December. November had five units with move-out notices, and four units in process of eviction for non-payment of rent. Resident move outs were attributed to one family searching for a larger unit, and families that were behind in rent and unable to catch up. Attempts were made to obtain outside assistance for rent supplements, but most available funding was exhausted at year end. Although most were on installment payment plans, they were unable to remedy their arrears and decided to give up possession of their units.

Management states that they have two move-ins and two pending move-ins for January 2008. They are being proactive in trying to keep residents in the units by supplying life skills workers to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Collections in the beginning of the year had demonstrated some improvement, but have become an issue again in the third and fourth quarters of 2007. Bad debt write-offs totaled $44,569 in the fourth quarter. In addition to the occupancy issues suffered in the fourth quarter, operating expenses also increased significantly. Until the fourth quarter, management had been diligent in controlling operating expenses in order to reduce their operating deficit. Maintenance expenses increased in conjunction with the increased turnover. One unit required mold abatement which drove up maintenance costs. Water and sewer expenses also hit in October. Due to the decreased occupancy, bad debt, and the increase in operating expenses in the fourth quarter, the property continues to operate below breakeven. The mortgage, real estate tax, insurance and required reserves are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees. The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a long-standing and ongoing commitment to the residents of Southwest Yonkers where their housing programs and service offices are located.

The operating general partner's most intensive community development work is focused in Nodine Hill where the property is located. The community organizer serves as the coordinator of the US Department of Justice's "Weed to Seed" initiative which combines law enforcement and social services in a coordinated effort to remediate problems in the neighborhood. The operating general partner has been instrumental in operating the Elm Street Neighborhood Center. The center offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Funds have been earmarked for the purchase of some surrounding vacant lots for the construction of a play area. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The operating general partner has a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has come on line that connects to the financial district in Manhattan. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is working to increase occupancy levels, as well as working to educate the tenants so they do not fall behind in rent payments. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first three-quarters of 2007 is 92%, down slightly from the 2006 average occupancy of 96%. However, as of December 2007, occupancy was at 95%. The reason for the decline in performance is due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. In efforts to market the units, management reduced the move-in deposit and has been networking with local employers in the area. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition. Now that the physical concerns have been addressed and occupancy has begun to return to prior levels, the Operating Partnership should improve significantly in 2008. The investment general partner will continue to monitor the property's performance to ensure ongoing improvement. The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2006 was 86%. In 2007, occupancy improved to an average of 90%. As a result of the improved occupancy the property was able to operate at breakeven in 2007. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only twenty-one of the property's seventy-two units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2006 average occupancy declined to 77% from an average of 93% in 2005 as the qualified resident base continued to decline, resulting in below breakeven operations. Occupancy averaged 90% during the third quarter of 2007. However, year-to-date occupancy is averaging 87%, and the property continues to operate below breakeven status. The primary reasons for the cash flow deficit include: insufficient rental rates, vacancy losses to due to poor occupancy, various capital improvement projects and additional replacement reserve funding per a Rural Housing workout plan. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires in 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 88%. The average occupancy through December 2007 is 93%, and the property is operating back above breakeven. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses. As a result, many problematic tenants have been evicted and replaced with more stable tenants. It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance and will perform a site inspection during the first half of 2008. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 89%. The average occupancy through December 2007 is 93%, and operations were slightly above breakeven status. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses. As a result, many problematic tenants have been evicted and replaced with more stable tenants. It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance and will perform a site inspection during the first half of 2008. The mortgage, trade payables, property taxes and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. In February 2006, a fire completely destroyed one of the units, requiring a full rehab costing $25,000 paid from insurance proceeds, and work was completed in May 2006. Occupancy began to decline in the first quarter of 2006 to an average of 82%. The property is not located near public transportation, somewhat reducing applicant appeal. Management increased the frequency of newspaper advertising and occupancy improved through 2006 to an average of 88%. In 2007 the property averaged 89% occupancy, and was at 91% occupancy at the end of December 2007. However, the Operating Partnership is operating below breakeven in 2007. The operating general partner is funding deficits as necessary and the mortgage, property taxes, and insurance are current. The tax credit delivery period ended in 2006 with the low income housing tax credit compliance period due to expire in 2010.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO. The property operated at a deficit for the first time in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, third party management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St Louis had cited the property as a nuisance twice in 2006. The property's security and habitability had deteriorated sharply during the second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 - February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, the on-site manager was assaulted on the premises and the operating general partner was unable to re-establish a management presence at the property.

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development (HUD) terminated the Housing Assistance Payment contract. The trustee for the bonds declared a default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property and was pursuing its own marketing effort, although it had not formally accepted the deed.

Due to the property being shut down in 2007, investors will lose 2007 tax credits and experience recapture. The Operating Partnership will lose $88,635 in credits and experience recapture of $496,442. This represents estimated credits and recapture of $40 and $224, respectively, per 1,000 BACs. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

Series 25

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at December 31, 2007. Out of the total 21 were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 25 reflects net loss from Operating Partnerships of $(519,792) and $(733,786), respectively, which includes depreciation and amortization of $1,357,420 and $1,424,101, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors, LP (Bancroft Apartments) is a 93-unit property located in Dayton, Ohio. The property's original mortgage interest rate of 8.21% resulted in disproportionately high debt service. The property was also suffering from increased bad debt, maintenance expenses, and high real estate taxes. The operating general partner refinanced the permanent debt, with the investment general partner's approval, in the fourth quarter of 2006. The refinance resulted in a reduction of annual debt service by more than $90,000 and allowed the property to pay down accrued expenses. The property averaged 97% occupancy through the fourth quarter of 2007. The reduced debt service from the refinance has allowed the property to fully stabilize and operate above breakeven since March 2007. The mortgage, taxes and insurance are current. The low income housing tax credit compliance expires in 2010.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In January of 2005, the Operating Partnership underwent a change in the operating general partner, which was accompanied by a change in management. In 2005, the property's performance dipped below breakeven due to high operating expenses, mainly due to deferred maintenance. Given the size and difficult tenant base/market of the property, the original operating general partner did not have the resources to support the property long term. As a result, deferred maintenance items were not addressed and the property's physical condition declined. As a result, when the new operating general partner assumed the position there was a significant amount of deferred maintenance and a number of vacant units, which could not be rented due to significant costs required make them marketable. Many of the more costly vacant units were down in efforts to turn over the other less costly units. The new management endeavored to address the maintenance items utilizing the existing replacement reserve account and available cash flow. Unfortunately, the available escrowed funds and cash-flow has not proven to be sufficient. As a result, the property failed the 2007 Real Estate Assessment Center inspection and management lost the confidence of HUD, resulting in a HUD required management change. Historically, the property has operated with an occupancy level of 90%. The 2006 and 2007 average occupancy was 91% and 89%, respectively, and as of October 2007, occupancy declined to 86%. According to the operating general partner, the decline in occupancy is the result of several recent necessary evictions. Capital expenditures in the amounts of $133,000 for 2005 and $190,000 for 2006 were contributed by the operating general partners; however, this was not enough to address all physical concerns. The operating general partner has submitted to the investment general partner a proposal for new financing which will not only reduce the annual debt service, but also will provide funding to remedy all physical concerns so as to pass inspection. The funding package includes mezzanine financing in the amount of $500,000 followed by new permanent financing to pay off the existing permanent loan and the bridge loan. The investment general partner is in the process of evaluating the proposal. It is important to note that the new operating general partner assumed the obligations under the guaranty agreement dated November 20, 1996. Per the guarantee, after the fifth year from the date rental achievement was met, the operating general partner is obligated to advance funds to eliminate any operating deficit up to $150,000. Since assumption of the operating general partner position, the operating general partner has advanced $290,000. The investment general partner will continue to work with the operating general partner in securing new debt and completing the required repairs, as well as evaluating the new management company and their marketing strategies. All real estate tax, insurance, and mortgage payments are current.

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

On November 23, 2005 the United States Tax Court issued final agreements reporting no changes for the tax years ending 2000 and 2001. Additionally, on December 28, 2005 the Internal Revenue Service issued a Partial Agreement, Closing Agreement on Final Determination Covering Specific Matters for the years ending 2005 and 2006. Under this agreement the credits and depreciation expense adjustments applicable to 2000 and 2001 will be made in the years ending in 2005 and 2006 to avoid amending tax returns for the years 2000 and 2001. The Operating Partnership lost approximately $52,688 in tax credits (.18%) and $16,436 in depreciation expense for each year 2005 and 2006. The 2000 and 2001 audits are closed.

Rose Square, LP (Rose Square Apartments) is an 11-unit property located in Connellsville, PA. The property operated with a cash flow deficit in 2004 caused by low occupancy. The property operated above breakeven in 2005 due to increased occupancy combined with operating expenses below state averages. The site manager has focused on maintaining communication with the housing agency and hosting neighborhood events to help increase interest in the property. In order to improve cash flow and help the property stabilize, the Pennsylvania Housing Finance Agency granted a request to defer replacement reserve deposits for the fourth quarter of 2006. The property operated well above breakeven in 2006, averaging 89% occupancy for the year. Operations continue to be strong. Occupancy averaged 95% in 2007 with the tenant base comprised mostly of long-term residents. Management's goal is for continued low turnover, and for the second year in a row the operations remain above breakeven.

Dogwood Park L.P. (Dogwood Park Apartments) is a 127-unit family development located in Athens, Georgia. Occupancy dropped to 89% in 2006 as the result of poor management. Additionally, the increased turnovers caused a significant increase in maintenance expense and the property operated below breakeven status. A change in site staff in early 2007 resulted in improved operations with an average occupancy of 95% through September 2007, and in the fourth quarter occupancy averaged 98%. The maintenance and administrative expenses have remained high, causing the property to continue to operate with a cash flow deficit. The operating general partner contested the 2007 property taxes, but the appeal was denied. The mortgage, taxes and insurance are current. The low income housing tax credit compliance period expires in 2011.

Series 26

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 26 reflects net loss from Operating Partnerships of $(861,971) and $(1,160,165), respectively, which includes depreciation and amortization of $2,180,698 and $2,030,090, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cameron Apartments (Cameron Apartments Partnership) was a 40-unit apartment complex located in Cameron, Louisiana. The property was completely destroyed by Hurricane Rita and the National Flood Insurance Program wrote off the property as a complete loss. The operating general partner determined that rebuilding the property on the same site would be cost prohibitive and operations would not support the property's insurance premium. Based on the local conditions, the investment general partner on behalf of the Operating Partnership informally requested forgiveness from the Internal Revenue Service of the tax credit recapture that will result from not rebuilding the property at the original location; however, no such reprieve was granted. As a result, the investors will experience in 2007 the reversal of tax credits claimed for 2005 and 2006 (after the property was destroyed) of $260,955, including interest and recapture of $563,818. This represents credit loss of $65 and recapture of $141, per 1,000 BACs. As a result of the destruction of the property there are insurance proceeds available that will be utilized to pay off the first mortgage and reimburse a portion of the tax credit recapture.

As previously reported and as discussed above, the initial informal request to rebuild the property at another location and avoid recapture was denied by the IRS. In the first quarter of 2008, the operating general partner on behalf of the Operating Partnership will file a formal request with the IRS to i) waive the recapture; ii) waive the recapture and allow the property to be rebuilt in another location; or iii) waive a portion of the recapture. As a result of the formal request being submitted to the IRS, the proceeds held by the Operating Partnership to offset a portion of the anticipated recapture have been placed in an escrow account. In accordance with the escrow agreement, if the IRS does not waive the recapture or a portion of the recapture the monies held in escrow will be released to the investment partnership. If the request to waive recapture or a portion of the recapture is granted, the recapture recognized by BAC holders in 2007 will be reversed in 2008. Further, if the recapture is waived entirely then the funds held in escrow will i) be utilized to rebuild the property at an alternative location; or ii) will be distributed in accordance with the terms of the Operating Partnership Agreement.

Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. During the first half of 2007, occupancy declined as a result of management evicting non-paying tenants as well as tenants moving out because of necessary maintenance items being deferred. The complex was rehabilitated in 1996 and is in need of unit and curb appeal improvements. Although there was approximately $16,600 remaining in the replacement reserve account, Rural Development would not release the funds until all necessary work was completed. Some of the issues plaguing the site were electrical, plumbing, flooring and HVAC repairs; however, there has not been enough revenue generated to cover the costs. In addition, an inspection performed by The Texas Department of Housing and Community Affairs found multiple items that will need to be addressed in the near future. Some of the issues noted were: missing shingles and wood sections, exterior painting, rust removal, mortar and brick repairs, dryer vents replaced, door and wall repainting. The inspection also noted buildings two and four are missing accessibility entrances, so ramps will need to be installed. The operating general partner and management are working on a work out plan with Rural Development because the complex does not have the cash flow to cover the cost of the needed repairs. Occupancy fluctuated throughout 2007 causing year-to-date occupancy to average 90%. Occupancy increased significantly during the fourth quarter to reach a year high of 97%; however, high administrative and maintenance expenses from resident turnover and legal costs resulted in below breakeven operations. Management has requested a rent increase from Rural Development of approximately $60 per unit. The operating general partner is hopeful that Rural Development will grant some type of rate increase to become effective January 1, 2008; however, no increase has been granted to date. The operating general partner is funding the operating deficit, as the guarantee is unlimited in time and amount. The investment general partner will continue to monitor the property's occupancy, operations, repairs and work out plan with Rural Development as well as assist management in determining ways to increase revenue and reduce expenses in an effort to achieve breakeven operations. All real estate tax, mortgage, and insurance payments are current.

Edgewood Estates, L.P. (Edgewood Estates Apartments) is a 22-unit development located in Edgewood, Texas. Despite the property averaging 95% occupancy during 2006, the property operated with a cash flow deficit due to stagnant rental rates combined with high maintenance and utility expenses and a $6,000 reduction in Rural Development rental subsidy. Throughout 2007, occupancy remained strong, averaging 97% for the year, and operations are back above breakeven status. The investment general partner will continue to monitor the property's operations. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2006 the property operated with an average occupancy of 80% primarily due to softening market conditions. As a result of the increased vacancy loss, the property operated below breakeven status. In 2007 the property rebounded for most of the year, as average occupancy through December increased to 90%. Despite this increase, there was a precipitous decline in occupancy during the last two months of 2007 as occupancy declined to 77%. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire family may move-out all at once. This was the reason for the significant drop in occupancy at year-end. As this is the slowest period for leasing, management is having difficulty replacing the move-outs despite aggressive advertising and lowered rents. Management forecasts that a return to 90% occupancy will not happen until at least March 2008 when the weather begins to improve and area residents feel comfortable moving. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. A site inspection will be conducted in early 2008 to ensure deferred maintenance items are being addressed and to review the current leasing strategies. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. During 2006 the property operated with an average occupancy of 81% primarily due to heavy competition in the area. As a result of the high vacancy loss, the property operated below breakeven status. In 2007 the property rebounded for most of the year, as average occupancy through December increased to 92%. Despite this increase, there was a precipitous decline in occupancy during the last two months of 2007 as occupancy declined to 72%. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire family may move-out all at once. This was the reason for the significant drop in occupancy at year-end. As this is the slowest period for leasing, management is having difficulty replacing the move-outs despite aggressive advertising and lowered rents. Management forecasts that a return to 90% occupancy will not happen until at least March 2008 when the weather begins to improve and area residents feel comfortable moving. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. A site inspection will be conducted in early 2008 to ensure deferred maintenance items are all being addressed and to review the current leasing strategies. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2006 the property operated with an average occupancy of 80%. Due to excessive vacancy loss, the property was unable to operate above breakeven. Average occupancy has steadily increased through 2007 with quarterly average occupancy figures of 85%, 90%, 97% and 100%, respectively. In the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The last site inspection report indicates that there are no deferred maintenance items at the site. The investment general partner will continue to monitor the property's performance and will perform a site inspection during the first half of 2008 to assess the physical condition of the property and review leasing strategies. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2006 the property operated with an average occupancy of 92% and above breakeven for the year. While average occupancy for 2007 was 87%, performance picked up during the last three months of the year, averaging 96% for the fourth quarter of 2007. Excluding capital expenses incurred in 2007, the property is operating at or just below breakeven. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in efforts to reduce bad debt expenses. As a result, many problematic tenants have been evicted and replaced with more stable tenants. According to the new site manager, they are leasing up the units as fast they can turn them. The investment general partner will continue to monitor the property's performance and will perform a site inspection during the first half of 2008. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2007 was 72%, with a fourth quarter average occupancy of 75%. The property is operating below breakeven due to a combination of increased vacancy loss as well as a significant increase in maintenance expenses. The property is located in a highly competitive area. Recently new townhouse units with garages were built in the immediate market area, offering rents that are competitive with those at the Operating Partnership. The Operating Partnership is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property has experienced an increase in turnover as the families move to the larger townhouse homes. The Operating Partnership has had difficulty filling these vacancies despite aggressive advertising. The increased turnover has resulted in higher than anticipated maintenance costs, particularly costs associated with getting vacant units ready for occupancy. In fact, maintenance expenses have more than doubled as compared to the same period last year. On the positive side, a Super Wal-Mart is being built right behind the property and is slated for completion in the Spring of 2008. This will bring new potential tenants to the area. While management is ramping up advertising efforts, they have not reduced rents nor begun to offer concessions at this time. The investment general partner will continue to work with the operating general partner to monitor occupancy and help improve overall operating results. A site inspection will be conducted in early 2008. All real estate tax, mortgage, and insurance payments are current.

Series 27

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 27 reflects net loss from Operating Partnerships of $(666,465) and $(875,578), respectively, which includes depreciation and amortization of $1,307,553 and $1,394,268, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 89% in 2006, and the occupancy averaged 86% in 2007. There are limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. As a result of low occupancy combined with low rental rents, the property experienced negative cash flow. In addition, the property suffers from a high interest rate on the permanent mortgage. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits in accordance with his guarantee, which is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2006 and the first two quarters of 2007 due to increasing resident receivables and high operating expenses. Operations improved in the fourth quarter of 2007 with reduced utility expenses. Occupancy was at 100% as of December 31, 2007. Management has had some success with more aggressive eviction proceedings resulting in a third quarter decrease in tenant accounts receivable. However, it appears receivables increased slightly in the fourth quarter. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely. The operating general partner states that a rent increase was requested for January 2008, and confirmation of approval of the increase has been requested. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. Management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority and are waiting for a response. Harlem is undergoing a great deal of urban revitalization. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance payments are current and the operating general partner is funding deficits as needed.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. The property operated below breakeven in 2007 due to vacancy and delinquency loss caused by ineffective on-site management. As of December 31, 2007, the occupancy averaged 79%. To improve operations, the regional manager plans on replacing the current property manager in January 2008. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and bad debt and tenant receivables decrease. In the first quarter of 2008 the investment general partner will arrange for a third party to assess the leasing performance of the new property manager. Since the property never converted to a fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty. All tax, mortgage, and insurance payments are current.

Series 28

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 28 reflects net loss from Operating Partnerships of $(827,222) and $(810,987), respectively, which includes depreciation and amortization of $1,645,111 and $1,624,430, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. The property sustained minor damage during the 2005 hurricane season, but the costs for repairs were not enough to meet the insurance deductible, and the expenses were paid for out of operations. Furthermore, due to the age of the site, there are deferred maintenance issues as a result of normal wear and tear. During 2006, curb appeal improvements were necessary to attract tenants. The rotted trim was replaced and parts of the exterior were repainted. The operating general partner continues to work with Rural Development to obtain a much needed rent increase; however, no increase was granted in 2006 or 2007. The stagnant rental rates coupled with the abnormal expenses caused the property to operate below breakeven in 2006. This trend has continued throughout 2007 as expenses remained high and rental rates remained stagnant. Occupancy fluctuated during 2007, beginning the year at a low of 67%, but steadily increased reaching 96% in September and October 2007. Although the average occupancy for 2007 was only 83% due to the high vacancy at the beginning of the year, December ended above average at 92%. Management attributes the increase to marketing efforts, as well as unit and exterior improvements. Even though some of the improvement costs may be reimbursed from replacement reserves at a later date, the partnership continues to operate below breakeven. The operating general partner continues to work with Rural Development in an effort to obtain a rental rate increase for 2008. An increase would help to bring operations back to breakeven status and the operating general partner is hopeful an increase will be granted for 2008. The operating general partner is funding deficits as necessary. The guarantee is unlimited in amount until the end of low income housing tax credit compliance in 2012. The investment general partner will continue to work with the operating general partner to help improve occupancy, prioritize needed improvements and assist with gaining a rent increase approval from Rural Development. All real estate tax, mortgage, and insurance payments are current.

Maplewood Apartments Partnership, (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2006 the property operated below breakeven due to increased maintenance expenses caused by the repair of damages sustained during the 2005 hurricane season. The property was insured, but damages were not great enough to cover the insurance deductible, and the repairs were paid for out of operations. Although a small rent increase was applied in 2006, the rents were still insufficient to cover the expenses which led to the deficit. During 2007, rental rates were still insufficient to cover the normal operating expenses which caused the partnership to remain below breakeven. Management decided to implement a substantial increase of $50 per unit which became effective upon lease renewal. This caused significant vacancies as tenants moved out when their leases were up because they could not afford the new rates. As a result, occupancy averaged only 82% for 2007. Although much of the decline was due to the rent increase, it was also attributed to management's efforts to evict non-paying and problem residents. Although the decline in occupancy hurt the chance for the property to achieve breakeven operations in 2007, management is adamant that improving the resident base will help operating results going forward. The operating general partner is funding all deficits as necessary. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining how to improve operating results. All real estate tax, mortgage, and insurance payments are current.

Jackson Place Apartments (Jackson Place Apartments L.P.) is a 40-unit development located in Jackson, Louisiana. During 2006, the property operated below breakeven and expended cash due to insufficient rental rates and costs associated with damage sustained during Hurricane Rita. All repairs were completed during 2006; however, the costs were paid for out of operations during 2006 and in 2007 as no insurance proceeds were collected. A rent increase went into effect during 2006; however the rates were still inadequate; therefore the partnership was granted another increase as of July 2007, which has substantially increased revenue. Occupancy declined slightly during the second and third quarters of 2007 due to the rate increase as well as the manager filing evictions on the non-paying tenants. However occupancy rebounded in the fourth quarter and averaged 93% for 2007, and the partnership is operating above breakeven and generating cash. All tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The operating general partner reported that the 2007 fourth quarter occupancy was 95%. The 2007 average occupancy was 98% with operations above breakeven status. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low income housing tax credit compliance period expiring in 2011.

Sumner House LP (Sumner House Apartments) is a 79-unit property located in Hartford, CT. Occupancy averaged 94% in 2007, finishing the year at 99% in December 2007. Despite the high occupancy, the property is projected to operated below breakeven due to low rental rates. In March 2007, the property had a fire that caused substantial smoke damage in the basement and parking facility. As the property didn't incur any structural damage, no units were taken off-line and the necessary repairs were completed during the second quarter of 2007. The operating general partner is focused on establishing a better reputation for the neighborhood surrounding the property and is working with the local police to increase patrols. For the past year and a half, the operating general partner implemented a strict resident selection process to improve the resident base as well as offer leasing concessions to help increase occupancy. The operating general partner continues to fund all deficits. Taxes, insurance, and mortgage payments are current.

Series 29

As of December 31, 2007 and 2006 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at December 31, 2007, all of which were 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 29 reflects net loss from Operating Partnerships of $(1,199,741) and $(871,979), respectively, which includes depreciation and amortization of $1,842,869 and $1,859,896, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2005 and 2006 due to low occupancy, which averaged 72% in 2005 and fell to 47% in 2006. The site has no central office and the laundry room was boarded up due to vandalism. A site visit performed in the first quarter of 2007 revealed the property is in poor physical condition and there is non-existent management. The operating general partner has been historically poor in reporting financial and occupancy data. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears of its mortgage and that the lender had issued a notice of default. The operating general partner has no plans to fund the property or to present a workout plan. The lender replaced on-site management with a third-party management company. The lender holds both debt and replacement reserve accounts, the latter of which was depleted to fund unit turnovers and bring the property to a saleable condition, rather then to foreclosure. The investment general partner has been in close contact with the lender and is reviewing the financial viability of a workout plan; however, as a workout plan may include replenishing the reserves held by the lender, foreclosure remains a possibility. The investment general partner has confirmed that taxes and insurance are current.

In December, the lender polled the bondholders for their preference in resolving the default. They were given the options of foreclosure sale, an 18-month debt forbearance as part of a workout plan, or refinancing the property. The bondholders showed no preference for a sale and the lender continues to work with the investment general partner toward a potential workout. Additionally, the third-party management company has expressed a tentative interest in purchasing the operating general partner interest. Occupancy has increased and fluctuates between 92% and 96%; however, the interest expenses remain high and the debt service remains outstanding.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Average occupancy during 2006 was 93%, a significant increase from 2005 occupancy of 81% when the property operated with a cash flow deficit. The management company has informed the investment general partner that the property received a rent increase during 2006 and again in 2007. During the first three quarters of 2007 occupancy averaged 93% and the property operated above breakeven. In the fourth quarter occupancy declined to 73%, but the property is still operating above breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

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

The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The lender is currently holding the insurance proceeds. The operating general partner was able to reduce the original construction budget by $1,167,306. The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget greatly reduced the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from the Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000. The construction of the project started in early November 2006, and was expected to be complete within nine to ten months. However, the partnership encountered some difficulties with permits during the early stages of construction, causing construction delays. The property received temporary certificates of occupancy in early December 2007, and the final certificates of occupancy are expected to be issued in early January 2008. As of December 2007, 8 apartments were leased. The leasing will progress much quicker once certificates of occupancy are received.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. The property operated below breakeven in 2007 due to vacancy and delinquency loss caused by ineffective on-site management. As of December 31, 2007, the occupancy averaged 79%. To improve operations, the regional manager plans on replacing the current property manager in January 2008. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and bad debt and tenant receivables decrease. In the first quarter of 2008 the investment general partner will arrange a third party shop to assess the leasing performance of the new property manager. Since the property never converted to a fixed rate financing, any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty. All tax, mortgage, and insurance payments are current.

Series 30

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 30 reflects net loss from Operating Partnerships of $(283,862) and $(758,095), respectively, which includes depreciation and amortization of $887,243 and $981,237, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28-unit family complex in Gentry, AR. Occupancy averaged 85% in 2007, fluctuating throughout the year due to the economic condition in the surrounding market. In 2007, many initiatives were taken to help the property, such as improving the exterior curb appeal of the property, improving the resident selection criteria, and improved rent collections. These initiatives helped the property financially and the operating general partner is projecting the property to operate above breakeven in 2007. All taxes, mortgage, and insurance payments are current.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender had been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $741,543 and $209,111, respectively.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender had been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner's interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $642,208 and $184,459, respectively.

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Despite low occupancy, the property operated above breakeven in 2006 due to a favorable debt structure. The property operated with a significant cash deficit in the first quarter of 2007 due to low occupancy. Occupancy averaged 80% in the first quarter. Low occupancy was caused by application processing delays at the management company's corporate office. The department in the corporate office that handles application processing had been under-staffed. The lack of manpower led to delays of up to eight weeks in processing applications. Most of the prospective residents that had submitted applications were discouraged by the extensive wait and had chosen to live elsewhere. The investment general partner addressed this issue with the operating general partner, who has been working to improve his affiliated management company's policies and procedures in an effort to increase application-processing speed and improve leasing techniques. Improvements were realized and the property has consistently generated cash since September 2007. As of December 31, 2007, occupancy averaged 100%. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy levels since 2003. In 2006 occupancy averaged 89% and has improved to 94% through November 2007. December financials and occupancy have been requested. Through November 2007 the property is operating below breakeven status. In 2007, the driveway was repaved and areas of the exterior siding were repaired to help improve the curb appeal of the property. The investment general partner will continue to monitor occupancy and work with the operating general partner to improve operations. The operating general partner will continue to fund the property as needed in order to complete physical improvements and cover any operating deficits that arise. The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location. In 2006 the property received a rent increase, operated with an average occupancy 82%, and had above breakeven operations. The property received another rent increase in 2007. The property averaged 92% occupancy in the first half of 2007, but this decreased to 69% at the end of September. The management company reported that the site manager was terminated and several tenants were evicted after being arrested for selling drugs. It is reported that no illegal activity occurred at the property, but several good residents chose to leave. The management company immediately trained a new site manager and focused on marketing and outreach. As a result, the fourth quarter occupancy rose to an average of 82%. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ends in 2008 and the low income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 with operations well below breakeven. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. Occupancy improved to 88% in 2006. In 2007, occupancy improved significantly, averaging 95% for the year. The site manager continues to work to retain residents and estimates that turnover has fallen from 100% in 2006 to 50% in 2007, with an $821 increase in revenue per unit. However, expenses remain high at $4,312 per unit, resulting in operations just below breakeven status. In the fourth quarter the operating general partner successfully contested the property tax assessment, resulting in a savings of $7,551 for the property. The operating deficit guarantee remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 31

As of December 31, 2007 and 2006, the average Qualified Occupancy was 99.9% and 100%, respectively. The series had a total of 27 properties at December 31, 2007. Out of the total 26 were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 31 reflects net loss from Operating Partnerships of $(1,114,377) and $(1,070,139), respectively, which includes depreciation and amortization of $2,467,145 and $2,286,318, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108-unit property located in Atlanta, GA. Over the past two years, under the stewardship of the former operating general partner, the property has deteriorated badly both physically and financially. At the end of the fourth quarter 2007, occupancy stood at 58%. The operating general partner refused to honor his guaranty to support operating deficits and the deficits resulted in unacceptably high payables, various liens and a large amount of deferred maintenance. Thirty percent of the units are public housing units that receive an insufficient subsidy under the Section 9 program of $200/month. Because of a deteriorating relationship with the operating general partner, the Atlanta Housing Authority which, in addition to administering the Section 9 contract, holds the second mortgage on the property, was unwilling to address the insufficient subsidy while the former operating general partner remained in place.

In the fourth quarter of 2006, the investment general partner and the Authority began seeking a replacement operating general partner. Although a number of parties were identified, all ultimately declined because of the magnitude of the property's capital needs and liens/payables. Even though no alternative third party operating general partner was identified, the investment general partner proceeded to remove the operating general partner. In June 2007, the special limited partner issued a removal notice, and in October 2007, an affiliate of the investment general partner was inserted as the new operating general partner.

In July 2007, the first mortgage lender notified the Operating Partnership that the Operating Partnership was in default due to the existence of liens and insufficient level of replacement reserves (based upon a physical needs assessment that the lender had commissioned). In August 2007, the mortgage lender accelerated the debt, based on these defaults, although debt payments were at this time current. In September 2007, the investment general partner and the Authority proposed a tentative plan to recapitalize and reposition the property. This included substituting a Section 8 contract on 40% of the units for the existing Section 9 contract and identified $1.2 million in funding sources, $400,000 of which was to come from the replacement reserves that first mortgage lender holds.

The first mortgage lender rejected the proposal and proceeded to initiate a foreclosure by advertisement. Although discussions were ongoing between the first and second mortgage lender regarding the potential purchase of the first mortgage debt, the first mortgage lender was unwilling to postpone the foreclosure sale, scheduled for December 4, 2007.

In order to prevent foreclosure sale from occurring, the Operating Partnership filed bankruptcy under Chapter 11 on December 3, 2007. At the time of filing, the investment general partner believed that a viable Plan of Reorganization could be crafted, essentially similar to the recapitalization plan formulated in September 2007 and outlined above. However, at the cash collateral hearing a few days after the bankruptcy filing, it became evident that the Authority was not willing to firmly commit to providing the subsidy upon which any viable Plan of Reorganization would depend. Without the Authority's firm commitment, the ability of the Operating Partnership to attract new capital to remediate the property's condition disappeared.

As a result, the debtor and secured lenders agreed before the Court that the prospect of reorganizing would not occur and that the first mortgage lender should be allowed to advertise during January 2008 for a foreclosure sale on February 5, 2008. The Operating Partnership will almost certainly lose the property through foreclosure on that date, losing future credits of $557,088 and experiencing recapture of $1,611,997. This represents estimated credits and recapture of $124 and $358, respectively, per 1,000 BACs. In addition an impairment in the amount of $594,947 was recorded to reduce the investment balance to zero, as of December 31, 2007.

Riverbend Housing Associates (Riverbend Estates) is a 28-unit property located in Biddeford, ME. The property operated below breakeven in 2006 due to the low occupancy sustained in the first half of the year and high operating expenses. Improvements in management's approach to leasing and application processing as well as increased focus on controlling operating expenses enabled the property to operate above breakeven in 2007. As of December 31, 2007, occupancy averaged 100%. All tax, mortgage, and insurance payments are current.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2006 the property operated below breakeven due to an average occupancy of 84%. The local economy has suffered in recent years, as there has been a reduction in the population from the area due to a lack of jobs. The closest large employers are thirty to forty miles away. Management received approval for a rent increase from USDA as of January 1, 2007, and has also received approval for an additional rent increase beginning January 1, 2008. Occupancy improved throughout 2007 to average 91% for the year; however, it did dip back down to 86% during the fourth quarter, as there were an inordinate amount of move-outs. The Operating Partnership has operated above breakeven for the year, primarily due to the increase in average occupancy combined with the rent increase received at the beginning of the year. As the performance continues to show signs of improvement, the investment general partner will continue to monitor the property until stabilized operations are confirmed. All taxes, insurance and mortgage payments are current.

Seagraves Apartments LP (Western Hills Apartments) is a 16-unit development located in Ferris, Texas. A large drop in occupancy to 80% and an increase in operating expenses, which are higher than the state averages, caused the property to operate below breakeven in 2006. As the property is very small, slight changes in occupancy have a significant effect on the overall operations. In 2007, occupancy averaged 88% for the year and operated slightly above breakeven. All taxes, mortgage, and insurance payments are current.

Series 32

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2007, all of which were at 100% Qualified Occupancy

For the nine month period ended December 31, 2007 and 2006, Series 32 reflects net loss from Operating Partnerships of $(1,119,683) and $(1,236,675), respectively, which includes depreciation and amortization of $1,856,276 and $1,797,359, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Pecan Manor Partnership (Pecan Manor Apartments) is a 40-unit development located in Natchitoches, Louisiana. Despite occupancy averaging 97% in 2006, and overall operating expenses which are in line with state averages, inadequate rental rates caused the property to operate below breakeven in 2006. Occupancy remained strong averaging 95% throughout 2007. In 2007 the property received approval for a 15% rent increase. The increase went into effect upon move in and lease renewal. Due to the rent increase and strong occupancy, the property is operating back above breakeven status. All real estate tax, mortgage and insurance payments are current.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit, two building property located in Old Bridge, New Jersey. Historically this property operated with a cash flow deficit, high accounts payable, and under-funded replacement reserves. Occupancy in 2007 averaged 100% for the entire year. Despite the high occupancy, the property operated below breakeven due to high debt service and operating expenses. The expenses continue to be higher than state averages, specifically for taxes and maintenance costs. The property's debt service represents about 50% of its total income. The operating general partner was able to refinance the debt in 2004 and continues to explore further refinancing options. The investment general partner has requested that the operating general partner consult a real estate tax service to appeal the property taxes. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy. During 2006, occupancy averaged 79% and in 2007 average occupancy improved to 85%. The property suffered cash losses of ($113,684), ($53,329), and ($39,990) for the years 2004, 2005, and 2006, respectively, and a small cash loss for 2007. The property's physical appearance and condition is good; however, management has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies. The operating general partner has engaged four management companies in four years and is now proposing to self-manage this property. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004, and the mortgage and taxes are current. However, the operating general partner has a portfolio of properties in Michigan, some of which are operating at deficits, so its ability to continue to fund operating deficits at the Operating Partnership could be strained.

Martinsville I Limited (Martinsville Apartments) is a 13-unit project located in Shelbyville, KY. Occupancy averaged 85% in 2007, a slight increase from the 2006 average of 80%. This property is located in a high crime neighborhood that is known to have drug activity. In the fourth quarter of 2007, a resident filed a complaint with the Kentucky Housing Agency regarding safety concerns in and around the site. As a result of this, the Kentucky Housing Agency began granting residents the option to transfer to other properties. The investment general partner is working diligently with the operating general partners to address the safety concerns by exploring a number of security initiatives to implement. These initiatives include a neighborhood block watch program, improved communications between the property staff and local police officials, adding security cameras to the exterior, and increased security lighting. A petition was sent to the Mayor, the Governor, and other officials to increase crime control in the neighborhood. As of January 2008, the Kentucky Housing Agency verbally stated they will once again approve applications for occupancy once the security initiatives are acted upon. The operating general partner has indicated they will no longer fund operating deficits going forward or fund the needed security improvements. The investor general partner will continue negotiations with the operating general partner in an effort to maintain operations and avoid foreclosure that appears imminent at this time. The accounts payable balance continues to increase, taxes are currently due and the mortgage payment is one month behind.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, and 2007 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority and are awaiting approval. A site visit by the investment general partner is planned in the first quarter of 2008. The operating general partner states that a formal rent increase application was filed to be effective January 1, 2008 and a confirmation of approval has been requested. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue even though tenant receivables decreased slightly in the fourth quarter. Physical occupancy was 100% as of December 31, 2007. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner continues to fund deficits as needed. The mortgage and insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

Chardonnay Limited Partnership (Chardonnay Apartments) is a 14-unit property located in Oklahoma City, OK. Historically, occupancy and operations have remained stable. However, evictions of undesirable tenants involved in drug related activity in 2007 reduced occupancy in the first and second quarters to 71% and 79%, respectively. Additionally, several apartment communities in the area have recently undergone rehabilitation, making them more desirable. To counter this, management offered move-in specials and various other concessions. These efforts helped to increase applicant traffic and 2007 average occupancy up to 85%. The property continues to operate above breakeven due to low operating expenses and debt service payments. The mortgage, taxes and insurance are all current.

Series 33

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 33 reflects net loss from Operating Partnerships of $(583,310) and $(690,719), respectively, which includes depreciation and amortization of $942,111 and $917,883, respectively. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit, two building property located in Old Bridge, New Jersey. Historically this property operated with a cash flow deficit, high accounts payable, and under-funded replacement reserves. Occupancy in 2007 averaged 100% for the entire year. Despite the high occupancy, the property operated below breakeven due to high debt service and operating expenses. The expenses continue to be higher than state averages, specifically for taxes and maintenance costs. The property's debt service represents about 50% of its total income. The operating general partner was able to refinance the debt in 2004 and continues to explore further refinancing options. The investment general partner has requested that the operating general partner consult a real estate tax service to appeal the property taxes. The mortgage, taxes, insurance and payables are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Occupancy averaged 78% in the first quarter. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. The local housing agency was backlogged, and did not issue any vouchers at the end of 2006 and into the first quarter of 2007, despite the fact that there were sufficient funds to issue vouchers. Many of the property's current residents, who did not receive project-based rental assistance, qualified for vouchers but did not receive them. These residents vacated the property because they could no longer afford the current rental rates. Management addressed its issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007 occupancy averaged 90%. One of the two vacant units will be leased in January 2008 and there are no scheduled move-outs.

Despite the improvement in occupancy, the property operated below breakeven in 2007 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy usage. Management hired an energy efficiency engineer to perform a payback analysis of the capital improvement recommendations noted in the audit. Although the payback analysis has been completed, the engineer will not issue the report until payment is received. Since the partnership is currently operating with a cash deficit, the operating general partner will have to advance funds to the partnership to pay the fee. The fee is currently expected to be paid in the first quarter of 2008. Based on the payback analysis, the operating general partner may implement some or all of the recommendations noted in the energy audit. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Bradford Group Partners of Jefferson County, LP (Bradford Park Apartments) is a 50-unit senior complex located in Jefferson City, TN. In the fourth quarter of 2007, occupancy averaged 98% with a year to date average of 93%, which is consistent with 2006 levels. The site manager has been successful in retaining current residents. Advertising in two local newspapers is utilized as needed. In 2007 the parking lot was resealed to improve the property's exterior appearance. The real estate taxes, insurance and mortgage payments are current.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. In 2006, the property operated below breakeven due to high administrative and maintenance expenses, as well vacancy loss. The property struggled with occupancy in the second quarter of 2006 due to competitive homeownership programs. Improved occupancy and expenses in line with budgeted amounts have enabled the property to operate above breakeven in 2007. Third-party accounts payable continue to be paid down with operating cash. All mortgage, taxes, and insurance payments are current. The investment general partner continues to monitor the property's operations.

Forest Park Apartments (Stonewall Retirement Village) is a 40-unit development located in Stonewall, Louisiana. Despite occupancy averaging 99% and overall operating expenses being in-line with the state averages, the property operated with a cash flow deficit in 2006. The primary factor causing the deficit is that rental rates were inadequate to cover normal operations. In an effort to improve operations, management implemented a $50 per unit rent increase at the end of the second quarter 2007. The rate increase was effective upon move in and lease renewal which caused some vacancy; however, management is adamant that the increase is necessary to get to breakeven status. Management has worked hard to create a better resident base by enforcing lease regulations and filing evictions as needed. Throughout the last half of 2007, the administrative and maintenance expenses were significantly higher than normal due to turnover costs and legal expenses associated with the evictions. Although occupancy remained strong, averaging 95% in 2007, the property continued to operate below breakeven until the fourth quarter. During the fourth quarter occupancy increased to reach 98% with a sufficient increase in revenue generated from the rent increase. The operating general partner has an unlimited guarantee to fund deficits. The investment general partner will continue to monitor the partnership until receipt of the 2007 audit confirms operations have improved back above breakeven status. All real estate tax, mortgage and insurance payments are current.

Series 34

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 34 reflects net loss from Operating Partnerships of $(926,107) and $(763,499), respectively, which includes depreciation and amortization of $1,662,278 and $1,553,799, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. The property operated below breakeven in 2006 due to overly burdensome debt service. Interest on floating rate debt increased by $110,509 in 2006; annual debt service payments represented 53% of the property's total income. The property continued to operate below breakeven in 2007 due to overly burdensome debt service, and delinquency and vacancy loss. A new screening policy was implemented in December 2007, which should help management to strengthen the property's resident base and mitigate delinquency loss. The investment general partner will continue to work with the operating general partner to improve collections. As of December 31, 2007, occupancy averaged 84%. Occupancy decreased in the fourth quarter due to the opening of a new development of 375 single family homes near the property. The homes are part of an affordable home ownership program; monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments), is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven as a result of low occupancy, which averaged 79% in 2006, but improved to 81% average occupancy in 2007. The property suffered cash losses of ($80,898), ($50,619), and ($71,828) for the years 2004, 2005, and 2006, respectively. During 2007, the property continued to suffer substantial cash losses. The property's physical appearance and condition is good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies. The operating general partner has engaged four management companies in four years and is in the process of engaging a fifth. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result payments on the first mortgage became delinquent and, as of the fourth quarter of 2007, the Operating Partnership is five months delinquent on its mortgage. To date, the lender has not declared the loan in default. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Merchants Court, LP (Merchants Court Apartment) is a 192-unit property located in Dallas, GA. In 2006, the property operated below breakeven due to high administrative and maintenance expenses, as well as vacancy loss. The property struggled with occupancy in the second quarter of 2006 due to competitive homeownership programs. Improved occupancy and expenses in line with budgeted amounts have enabled the property to operate above breakeven in 2007. Third-party accounts payable continue to be paid down with operating cash. All mortgage, taxes, and insurance payments are current. The investment general partner continues to monitor the property's operations.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. The property's occupancy has struggled in a highly competitive market. Occupancy was at a low of 65% in August 2005 with operations well below breakeven. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. Occupancy improved to 88% in 2006. In 2007, occupancy improved significantly, averaging 95% for the year. The site manager continues to work to retain residents and estimates that turnover has fallen from 100% in 2006 to 50% in 2007, with an $821 increase in revenue per unit. However, expenses remain high at $4,312 per unit, resulting in operations just below breakeven status. In the fourth quarter the operating general partner successfully contested the property tax assessment, resulting in a savings of $7,551 for the property. The operating deficit guarantee remains in effect until 2011. The mortgage, taxes and insurance are all current.

Series 35

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 35 reflects net loss from Operating Partnerships of $(738,933) and $(704,056), respectively, which includes depreciation and amortization of $1,155,628 and $1,102,613, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Tennessee Partners XII, LP (Autumn Park) is a 104-unit property located in Dickson, Tennessee. In 2006, the property's annual debt service payments represented 40% of the property's total income; consequently, this property has had difficulty maintaining breakeven operations. Due to the interest rate on the variable debt, interest increased by $76,745 in 2006. Despite high occupancy, the property continued to operate slightly below breakeven through the fourth quarter of 2007 due to overly burdensome debt service. As of December 31, 2007, occupancy averaged 96%. In December 2007 the operating general partner refinanced the partnership's debt from variable rate financing to fixed-rate financing. The refinance reduced the property's bonds from $5,000,000 to $3,125,000. The reduction of the bond amount should allow the partnership to sustain above breakeven operations in the first quarter of 2008 by lowering monthly debt service. All taxes, insurance, and mortgage payments are current for this property. The operating general partner advanced money to the partnership to fund the 2007 cash deficit.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy improved to 92% in 2006 as new jobs brought additional qualified residents to the market. However, through the fourth quarter of 2007, average occupancy was 88% year-to-date. Management states they had residents who did not meet standards of occupancy and they have recently evicted those tenants which accounts for the decline in occupancy. In addition, management has changed their marketing strategy due to the fact that they were receiving mostly over-qualified applicants. A slight increase in their advertising budget supports that strategy. Additional focus placed on improving collections has helped management to maximize rental income. The Operating Partnership continues to operate below breakeven status. Real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2006, occupancy averaged 95% but dropped to 87% in December 2006. Throughout 2006, management was able to keep controllable operating expenses to the 2005 level but inconsistent occupancy and flat rents led to below breakeven operations. Average occupancy for the first two quarters of 2007 was 86%, but improvements in the last half of the year have increased average occupancy to 92% as of December 2007. As a result of the low occupancy, the property continued to operate below breakeven in 2007. Management has stated that the third phase of a new apartment complex nearby which opened in the fall of 2006 had a dramatic effect upon their marketing efforts. The new development offers superior amenities at comparable rent levels. Management has been unable to increase rents and has had difficulty maintaining occupancy despite increased marketing efforts. The regional manager has developed a more comprehensive resident retention program and the on-site manager has made outreach efforts with the local senior center. Management's efforts have shown improvement in occupancy at the end of 2007. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the property's end of compliance in 2014. All real estate taxes, insurance and mortgage payments are current.

Series 36

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 36 reflects net loss from Operating Partnerships of $(418,074) and $(311,056), respectively, which includes depreciation and amortization of $813,987 and $764,963, respectively. This is an interim period estimate; it is not indicative of the final year end results.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. With an average occupancy of 83% in 2006 the property operated below breakeven. The property struggles with low occupancy due to soft market conditions coupled with ineffective site management. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The operating general partner has addressed the previously ineffective management team by replacing the regional manager and the on-site manager. Effective in the fourth quarter of 2006, the new management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent-free pro-rated over 12 months. Management is also working with a local housing authority in an effort to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management reports that the resident profile and retention are greatly improved. As of December 2007, the property is 84% occupied and 88% leased. The property is still operating below breakeven through the fourth quarter of 2007. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Annadale Housing Partners (King's View Apartments) is a 222-unit property located in Fresno, CA. The property operated above breakeven in 2006 as a result of being funded primarily with soft debt. Operating expenses were slightly higher than state averages, but not of a serious concern. The main issue at the site continues to be low occupancy. Occupancy displayed a steady decline in 2006 to a low of 81% in December 2006. Occupancy continued to suffer in 2007, averaging 82% in the fourth quarter. The Operating Partnership is located in one of the most violent gang and high crime areas in the city of Fresno, CA. Crime has increased substantially over the past two years. Management spends approximately $11,500 per month on private security. The operating general partner estimates that in reality the site requires $30,000 - $60,000 per month in private security to effectively secure the property. Management has been working closely with the police department. Over the past few months the police department has diverted resources from other areas of the city to the King's View neighborhood. This has made a positive impact on the area but the operating general partner is doubtful that the impact will be long lasting. As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding applicants and maintaining a quality resident profile. Most of the good residents continue to move out of the area. Management continues to work with police, the City of Fresno and the Housing Authority for support. The investment general partner will continue to monitor occupancy and management's efforts going forward.

Series 37

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 37 reflects net loss from Operating Partnerships of $(735,272) and $(613,546), respectively, which includes depreciation and amortization of $1,199,596 and $1,332,499, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. The property operated below breakeven in 2006 due to overly burdensome debt service. Interest on floating rate debt increased by $110,509 in 2006; annual debt service payments represented 53% of the property's total income. The property continued to operate below breakeven in 2007 due to overly burdensome debt service, and delinquency and vacancy loss. A new screening policy was implemented in December 2007, which should help management to strengthen the property's resident base and mitigate delinquency loss. The investment general partner will continue to work with the operating general partner to improve collections. As of December 31, 2007, occupancy averaged 84%. Occupancy decreased in the fourth quarter due to the opening of a new development of 375 single family homes near the property. The homes are part of an affordable home ownership program; monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. The operating general partner continues to fund cash shortfalls at the property. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy improved to 92% in 2006 as new jobs brought additional qualified residents to the market. However, through the fourth quarter of 2007, average occupancy was 88% year-to-date. Management states they had residents who did not meet standards of occupancy and they have recently evicted those tenants which accounts for the decline in occupancy. In addition, management has changed their marketing strategy due to the fact that they were receiving mostly over-qualified applicants. A slight increase in their advertising budget supports that strategy. Additional focus placed on improving collections has helped management to maximize rental income. The Operating Partnership continues to operate below breakeven status. Real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Occupancy averaged 78% in the first quarter. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. The local housing agency was backlogged, and did not issue any vouchers at the end of 2006 and into the first quarter of 2007, despite the fact that there were sufficient funds to issue vouchers. Many of the property's current residents, who did not receive project-based rental assistance, qualified for vouchers but did not receive them. These residents vacated the property because they could no longer afford the current rental rates. Management addressed its issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007, occupancy averaged 90%. One of the two vacant units will be leased in January 2008 and there are no scheduled move-outs.

Despite the improvement in occupancy, the property operated below breakeven in 2007 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Improving the controls on the heating distribution system and adding zoning valves, in addition to insulating the walls and pipes, will significantly reduce energy usage. Management hired an energy efficiency engineer to perform a payback analysis of the capital improvement recommendations noted in the audit. Although the payback analysis has been completed, the engineer will not issue the report until payment is received. Since the partnership is currently operating with a cash deficit, the operating general partner will have to advance funds to the partnership to pay the fee. The fee is currently expected to be paid in the first quarter of 2008. Based on the payback analysis, the operating general partner may implement some or all of the recommendations noted in the energy audit. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the +$1,000/ month rents. During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of vouchers, average occupancy declined in 2007 to 80% and the property operated below breakeven. To date, the operating general partner has supported the deficits and debt service, insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas could be strained.

Series 38

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2007, all of which were at 100% qualified occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 38 reflects net loss from Operating Partnerships of $(422,092) and $(295,466), respectively, which includes depreciation and amortization of $891,168 and $874,292, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 39 reflects net loss from Operating Partnerships of $(434,058) and $(505,994), respectively, which includes depreciation and amortization of $759,540 and $810,281, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Timber Trails I Partnership (Timber Trails Apartments) is a 32-unit development located in Ball, Louisiana. Despite occupancy averaging 99% in 2006, the property operated below breakeven. In 2006 the property experienced an increase in maintenance expenses. The increase in maintenance expenses was due to costs to repair damages sustained during the 2005 hurricane season. The property was insured but the damages were not great enough to cover the insurance deductible. As a result all repairs were funded from operations. During 2007, occupancy declined as a result of evictions being filed on residents for non-payment of rent. This, in turn, has increased administrative and maintenance expenses due to legal and turnover costs. Occupancy rebounded to 100% in September 2007 and remained at 98% through the fourth quarter. The strong occupancy in the second half of 2007 led to a year-end occupancy average of 95%. Although the turnover costs resulted in the partnership operating below breakeven in 2007, the manager is adamant that the better tenant base will help improve operations going forward. In 2007 the operating general partner gained approval from Rural Development for a rent increase which also helped improve operations. Although another rent increase is needed to maintain above breakeven operations, the operating general partner is cautious of the possible vacancies it may cause. Due to the increased occupancy and revenue generated from the rent increase the operations continue to improve. The operating general partner has funded deficits to date; however, the guarantee expired in 2004. The investment general partner will continue to monitor the property's occupancy and operations closely, as well as assist management in determining ways to increase revenue and reduce operating expenses. All real estate tax, mortgage, and insurance payments are current.

Arbors at Ironwood, LP (Arbors at Ironwood) is an 88-unit family property located in Mishawaka, IN. In December 2005 occupancy declined slightly to 91%, and remained at that level through the first quarter of 2006. However, operations consistently improved throughout 2006 for an average occupancy of 92%. In 2007 occupancy remained strong at 97% in the first quarter, 95% in the second quarter, and 98% through both the third and fourth quarters. The site manager continues to hold resident appreciation activities. In 2007 the property continued to reduce bad debt from $16,115 in 2006 to less than $3,400 through November 2007. The taxes, insurance, and mortgage payments are all current.

Series 40

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2007, all of which at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 40 reflects net loss from Operating Partnerships of $(640,714) and $(521,114), respectively, which includes depreciation and amortization of $1,025,392 and $1,055,959, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Arbors at Ironwood II, LP (Arbors at Ironwood) is a 40-unit family property located in Mishawaka, IN. In 2005, average occupancy declined to 85%, but improved quickly throughout 2006 for an annual average of 91%. This improvement continued in 2007 with occupancy averaging 94% for the year. The site manager continues to hold resident appreciation activities. Management continues to focus on reducing bad debt expense by attention to the applicant screening process. The taxes, insurance, and mortgage payments are all current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the +$1,000/ month rents. During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of vouchers, average occupancy declined in 2007 to 80% and the property operated below breakeven. To date, the operating general partner has supported the deficits and debt service, insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas could be strained.

Series 41

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 41 reflects net loss from Operating Partnerships of $(1,106,401) and $(1,122,420), respectively, which includes depreciation and amortization of $1,470,832 and $1,464,293, respectively. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. The State Appeals Court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the judgments through mediation and/or seizure of assets.

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. During the fourth quarter of 2007, the case was settled and the Operating Partnership is anticipating receipt of approximately $2,000,000 in damages. Property operations are strong, with occupancy averaging 93% throughout 2007 and ending the year at 95% in December 2007. The mortgage, taxes, and insurance are current.

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

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village), is a 12-unit family property located in Mt. Carroll, IL. In 2006, the property had an average occupancy of 73%. Through the first ten months of 2007, occupancy remained at 73%. Given the size of the property, there is no on-site manager and all leasing is performed out of the corporate office. As such, the site misses out on drive-by/walk in traffic that might result in new applicants. While a site manager hire is not justifiable, it is imperative that marketing these units is done aggressively and creatively in a competitive difficult market. Management has increased advertising efforts to improve performance. The investment general partner will continue to work with the operating general partner to evaluate the market and improve leasing strategies to effectively reach potential tenants. The mortgage, property taxes, and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership operated above breakeven in 2006. However, the 2006 overall average occupancy of 84% declined to 65% in December 2006, due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants. A new site staff was hired early in 2007 and the current site manager has been able to restore occupancy to 90% as of December 31, 2007. The rent collection and eviction policies are also being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current.

Series 42

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 42 reflects net loss from Operating Partnerships of $(665,171) and $(723,986), respectively, which includes depreciation and amortization of $1,379,636 and $1,328,035, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Natchez Place II Partnership, A L.P (Natchez Place Apartments) is a 32-unit multifamily development located in Natchez, Louisiana. Despite occupancy averaging 99% in 2006, the property operated below breakeven due to costs associated from damages sustained during the 2005 hurricane season. The property was insured but the damages were not great enough to cover the insurance deductible which resulted in repairs being paid for out of operations. Throughout 2007 occupancy averaged 95% for the year. The decline in occupancy from 2006 is the result of the on-site manager filing evictions on the non-paying residents. The partnership operated above breakeven in 2007. The investment general partner will continue to monitor the property's operations until the performance is confirmed by the 2007 audit. The operating general partner's operating deficit guarantee expired during 2007. All real estate tax, mortgage, and insurance payments are current.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. Despite occupancy averaging 99% in 2006, the property operated below breakeven due to costs to repair damages sustained during the 2005 hurricane season. The property did receive insurance proceeds to cover most of the repairs, but some damages were not covered and were paid for out of operations. Additionally, the partnership had to cover the cost of the insurance deductible out of operations. During 2006 the utility expenses (water, sewer and electric) increased approximately $141 per unit. The increase in costs continued throughout 2007 as a direct result of hurricane aftermath. During the first half of 2007, a $50 per unit rent increase was implemented upon move in and lease renewal. This caused occupancy to decline by approximately 13%. Tenants had to move because they could not afford the new rates or due to evictions being filed for non-payment. Although occupancy rebounded during the fourth quarter of 2007 to 93%, the year-to-date average was only 87%. The decreased occupancy combined with increased costs (administrative and turnover) caused the Operating Partnership to operate below breakeven for the year. Management is confident that a better resident base will help to improve operations going forward. Operations are still slightly under breakeven, but continue to improve due to revenue realized from increased rental rates and occupancy. Management continues to balance the trade off between increased rents and vacancies; however, a small rent increase may be implemented in 2008. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining ways to increase revenue and reduce operating expenses. The operating general partner's guarantee expired in 2005. All real estate tax, mortgage, and insurance payments are current.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. The State Appeals Court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the judgments through mediation and/or seizure of assets.

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. During the fourth quarter of 2007, the case was settled and the Partnership is anticipating receipt of approximately two million dollars in damages. Property operations are strong, with occupancy averaging 93% throughout 2007 and ending the year at 95% in December 2007. The mortgage, taxes, and insurance are current.

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

Occupancy for the fourth quarter of 2007 averaged 91% and year to date occupancy averaged 92%. Due to low rental rates, which are the product of a depressed local economy, and management performing significant capital improvements to continue to attract new residents, the property operated at a deficit in 2006. However, since the fourth quarter 2006, management has been able to continuously improve operations, and with the fourth quarter of 2007 the property operated above breakeven. This improvement in operations is also the result of the operating general partner refinancing the debt in July 2007 to a much lower interest rate. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and operating partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. The property's tenants are almost entirely comprised of agricultural workers. In 2006, the property experienced erratic occupancy ranging between 70%-90% and operated below breakeven. In the third quarter of 2006, the management company changed site managers, bringing in the site manager of a nearby property. The new site manager had a strong positive effect on the property as evidenced by the improvement in the 2007 average occupancy to 99%. During 2007, the property operated above breakeven. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

On May 1, 2006 the investment general partner was informed that the housing authority had issued an IRS Form 8823 for an unqualified unit due to student status. The 8823 was corrected in July 2006, but one unit was out of compliance from June of 2005 through May of 2006.

TS Housing, LP (Tiffany Square Apartments) is a 52-unit family property located in Lakewood, CO. Parts of the property developed structural issues related to the floor joists, which resulted in uneven floors and required extensive repairs. Eight units were off-line for over six months while management attempted to remediate the issue. As a result of lower revenue from the down units, and increased maintenance expenditures, the property expended cash of ($19,023) in 2006. During 2007, average occupancy was 90%. Management expects near 100% occupancy going forward. All real estate taxes, insurance, and mortgage payments are current, but payables have risen to excessive levels periodically in 2007. In addition, the structural issues noted above could require considerable additional capital expenditures. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

In 2006, the Colorado Housing and Finance Authority issued 8823s due to the eight units that were off-line at the property for an extended period of time. The structural issues related to the floor joist resulted in the units to be taken off-line until repairs were completed. As of April 2007, the eight units have been repaired and occupied by tenants.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2006 was 86%. In 2007, occupancy improved to an average of 90%. As a result of the improved occupancy the property was able to operate at breakeven in 2007. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first three-quarters of 2007 is 92%, down slightly from the 2006 average occupancy of 96%. However, as of December 2007, occupancy was at 95%. The reason for the decline in performance is due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. In efforts to market the units, management reduced the move-in deposit and has been networking with local employers in the area. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition. Now that the physical concerns have been addressed and occupancy has begun to return to prior levels, the Operating Partnership should improve significantly in 2008. The investment general partner will continue to monitor the property's performance to ensure ongoing improvement. The mortgage, trade payables, property taxes and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO. The property operated at a deficit for the first time in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, third party management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St. Louis had cited the property as a nuisance twice in 2006. The property's security and habitability had deteriorated sharply during the second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 - February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, the on-site manager was assaulted on the premises and the operating general partner was unable to re-establish a management presence at the property.

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development terminated the Housing Assistance Payment contract. The trustee for the bonds declared a default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property and was pursuing its own marketing effort, although it had not formally accepted the deed.

Due to the property being shut down in 2007, investors will lose 2007 tax credits and experience recapture. The Operating Partnership will lose $44,252 and experience recapture of $65,954. This represents estimated credits and recapture of $16 and $24, respectively, per 1,000 BACs. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

Series 43

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 43 reflects net loss from Operating Partnerships of $(960,178) and $(1,036,397), respectively, which includes depreciation and amortization of $1,828,552 and $1,952,118, respectively. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. In addition, attorney's fees for the plaintiffs were awarded in the amount of $1,125,000 plus $123,697 in costs. The State Appeals Court upheld the judgment in the fourth quarter of 2006. The investment general partner is currently pursuing payment of the judgments through mediation and/or seizure of assets.

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. During the fourth quarter of 2007, the case was settled and the Operating Partnership is anticipating receipt of approximately two million dollars in damages. Property operations are strong, with occupancy averaging 93% throughout 2007 and ending the year at 95% in December 2007. The mortgage, taxes, and insurance are current.

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

Occupancy for the fourth quarter of 2007 averaged 91% and year to date occupancy averaged 92%. Due to low rental rates, which are the product of a depressed local economy, and management performing significant capital improvements to continue to attract new residents, the property operated at a deficit in 2006. However, since the fourth quarter 2006, management has been able to continuously improve operations, with the fourth quarter of 2007 the property operating above breakeven. This improvement in operations is also the result of the operating general partner refinancing the debt in July 2007 to a much lower interest rate. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve in accordance with the loan and operating partnership agreements since September 2007. The mortgage, taxes and insurance payments are all current.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties offering Section 8 subsidies. Management was having difficulty marketing to qualified applicants due to an employment decline in the manufacturing sector. The management company hired a new site manager in 2007 who marketed to the local community. Management initiated rent concessions such as offering $99 security deposits, waiving the first month's rent, and eliminating the application fee to attract new applicants. Despite these attempts, the 2007 annual average occupancy decreased to 79% from 86% in 2006. Although the replacement reserve is under-funded, the Operating Partnership is under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's guaranty is in effect through February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. The Operating Partnership has operated below breakeven since 2004. When a new regional manager was hired in August 2005, she found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues and in order to improve operations, they discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial in the near future. To better control operations, the regional manager has instituted significant policy changes in rent collection and supply purchases. Additionally, the operating general partner started performing extensive background checks on prospective employees. Through fourth quarter 2006, physical occupancy increased to 85%. In January 2007, upon a physical inspection, it was discovered that the property is having some mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner is working to resolve these issues by implementing a comprehensive maintenance plan. Through fourth quarter, physical occupancy is beginning to stabilize and as of December 2007 the property's occupancy was 100%. In the fourth quarter, the management company hired a full time manager and a part time assistant manager. The property is now more equipped to deal with the heavy traffic which resulted from recent newspaper advertisement The regional manager believes that with the implemented changes the property will begin to operate at breakeven in the first quarter 2008. Also, in October 2007, the property experienced fire which damaged two units. Those two units are now offline. The operating general partner anticipates that those units will be rent ready in January 2008. The investment general partner will continue to work with the operating general partner in an effort to bring operations above breakeven.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, and 2007 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority and are awaiting approval. A site visit by the investment general partner is planned in the first quarter of 2008. The operating general partner states that a formal rent increase application was filed to be effective January 1, 2008 and a confirmation of approval has been requested. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue even though tenant receivables decreased slightly in the fourth quarter. Physical occupancy was 100% as of December 31, 2007. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner continues to fund deficits as needed. The mortgage and insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

Series 44

As of December 31, 2007 and 2006, the average Qualified Occupancy was 100% and 98.9%, respectively. The series had a total of 10 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 44 reflects net loss from Operating Partnerships of $(902,915) and $(866,710), respectively, which includes depreciation and amortization of $1,466,778 and $1,311,354, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. A site visit conducted in March 2007 rated the property in excellent condition. Occupancy averaged 97% and 99% in the third and fourth quarters, respectively. Management succeeded in reducing maintenance costs from $928 per unit in 2006 to $681 per unit in 2007. However, administrative costs per unit rose by almost the same amount. The property has not yet converted its construction loan and has now extended it until February 28, 2008. The construction loan, taxes, and insurance are current.

Bartlett Bayou is a 48-unit development located in Pascagoula, MS. Prior to completion of construction, the property was impacted by Hurricane Katrina. The hurricane damage resulted in a delay in construction completion and an increase in construction costs. As a result the operating general partner was able to obtain an additional $97,000 in tax credits for 2006. However, the 8609s were incorrect by indicating the allocation date as February 28, 2007. Recently, Bartlett Bayou received the corrected 8609s which allocate the supplemental credits to the operating general partner. These are currently being reviewed by the investment general partner's counsel to determine how to best ensure maximizing the awarded amounts.

As a result of the hurricane damage, insurance premiums increased significantly in the area. While occupancy averaged 98% through 2006, the property operated below breakeven due mainly to a $30,000 increase in insurance expense. In 2007, rents were increased; however, the insurance premium remained high. Through November 2007 the property is operating near breakeven with an average occupancy of 97%. Management is making efforts to control costs in order to offset the inordinately high insurance premium. The mortgage, taxes and insurance are all current.

Series 45

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2006 and 2006, Series 45 reflects net loss from Operating Partnerships of $(1,096,120) and $(1,161,555), respectively, which includes depreciation and amortization of $2,213,625 and $2,054,748 respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the +$1,000/ month rents. During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of vouchers, average occupancy declined in 2007 to 80% and the property operated below breakeven. To date, the operating general partner has supported the deficits and debt service, and insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas could be strained.

Childress Apartments LTD, (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Occupancy increased from 74% in 2005 to 87% in 2006. During the first three quarters of 2007 occupancy averaged 86%. However, occupancy declined in the fourth quarter to 78%, partially due to evictions for non-payment. The property implemented rent increases in both 2006 and 2007. The management company expects occupancy to continue to improve in 2008. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. Through August 2007, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions. A default notice was sent to the operating general partner on September 1, 2005. A demand letter sent to the operating general partner in July 2006 followed up the default notice. The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. Another non-profit organization, Four Oaks of Iowa, was retained to take over property management. The investment general partner met with representatives of both the original non-profit operating general partner and Four Oaks to determine a course of action that serves the best interest of the Operating Partnership. Four Oaks has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area. Four Oaks established a new not-for-profit entity, Affordable Housing Network, in June 2007 to step in as operating general partner. Amendments to the Partnership Agreement have been drafted, and it is anticipated that the transfer should occur sometime during the first quarter of 2008. Occupancy finished strong, averaging 97% in the fourth quarter of 2007. The property operated above breakeven due to low operating expenses, combined with 100% soft debt financing, requiring payments of principal and interest from cash flow only. Trade payables, taxes and insurance are all current. The investment general partner will continue to closely monitor operations and the pending transfer of the operating general partner interest.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. A site visit conducted in March 2007 rated the property in excellent condition. Occupancy averaged 97% and 99% in the third and fourth quarters, respectively. Management succeeded in reducing maintenance costs from $928 per unit in 2006 to $681 per unit in 2007. However, administrative costs per unit rose by almost the same amount. The property has not yet converted its construction loan and has now extended it until February 28, 2008. The construction loan, taxes, and insurance are current.

Bartlett Bayou is a 48-unit development located in Pascagoula, MS. Prior to completion of construction, the property was impacted by Hurricane Katrina. The hurricane damage resulted in a delay in construction completion and an increase in construction costs. As a result the operating general partner was able to obtain an additional $97,000 in tax credits for 2006. However, the 8609s were incorrect by indicating the allocation date as February 28, 2007. Recently, Bartlett Bayou received the corrected 8609s, which allocate the supplemental credits to the operating general partner. These are currently being reviewed by the investment general partner's counsel to determine how to best ensure maximizing the awarded amounts.

As a result of the hurricane damage, insurance premiums increased significantly in the area. While occupancy averaged 98% through 2006, the property operated below breakeven due mainly to a $30,000 increase in insurance expense. In 2007, rents were increased; however, the insurance premium remained high. Through November 2007 the property is operating near breakeven with an average occupancy of 97%. Management is making efforts to control costs in order to offset the inordinately high insurance premium. The mortgage, taxes and insurance are all current.

Series 46

As of December 31, 2007 and 2006, the average Qualified Occupancy was 100% and 97.4%, respectively. The series had a total of 15 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 46 reflects net loss from Operating Partnerships of $(724,003) and $(483,255), respectively, which includes depreciation and amortization of $1,025,475 and $936,763, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Panola Housing, Ltd (Panola Apartments) is a 32-unit development located in Carthage, Texas. Despite occupancy averaging 99%, the property operated below breakeven in 2006. Operating expenses were in-line with state averages; however, rental rates were insufficient to cover normal operations. Although requested, there is currently no possibility of an increase in rents because the Department of Housing and Urban Development provides Panola with rental assistance and controls the rates. In 2007 occupancy remains very close to 100%. Due to management's ability to reduce operating expenses the property is operating at breakeven. All real estate tax, mortgage and insurance payments are current.

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

Principal Critical Accounting Policies and Estimates - continued

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities until November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2007.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 14, 2008		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 14, 2008	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.