Form 10-K
period 2008-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2008-07-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008 or

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

Registrant’s telephone number, including area code (617) 624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class - Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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
Form 8-K dated October 1, 1998
Form 8-K dated April 27, 2000
Form 8-K dated June 1, 2004
Form 8-K dated June 11, 2004
Form 8-K dated June 23, 2004
Form 8-K dated June 1, 2004
Form 8-K dated January 24, 2005
Form 8-K dated January 24, 2005
Form 8-K dated January 24, 2005

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2008

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective.  On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.  On July 24, 2002, a Form S-11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S-11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective.  As of March 31, 2008, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.

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

As of March 31, 2008 the Fund had invested in 22 Operating Partnerships on behalf of Series 20, 13 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 18 Operating Partnerships on behalf of Series 30, 26 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 21 Operating Partnerships on behalf of Series 41, 23 Operating Partnerships on behalf of Series 42, 23 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 30 Operating Partnerships on behalf of Series 45 and 15 Operating partnerships on behalf of Series 46.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income.  The Operating Partnerships may be sold at a price which would not result in our realizing cash distributions or proceeds from the transaction.  Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our BACs.

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

Upon the sale or other taxable disposition of BACs, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the BACs, is greater than the original cost of their BACs.  This realized taxable income is reduced to the extent that investors have suspended passive losses or credits.  It is possible that the sale of BACs may not generate enough cash to pay the tax obligations arising from the sale.

Investors may have tax liability in excess of cash.

Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them.  For this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution.

Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of BACs, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.

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

The Fund has acquired a limited partnership interest in 512 Operating Partnerships in 27 series, identified in the table set forth below.  The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.”  The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Ashbury Apartments	Sioux Falls, SD	48	$1,154,700	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,298,743	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	773,356	8/94	3/95	100%	182,044

Cascades Commons Apts.	Sterling, VA	320	22,573,276	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	666,494	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando, FL	220	6,944,656	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,713,871	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,421,349	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	688,036	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	1,884,632	7/94	12/95	100%	1,534,461

Edison Lane Apartments	Edison, GA	24	699,146	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,598,858	8/94	1/95	100%	693,966

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Fairoaks Lane Apts.	Rincon, GA	44	$1,375,718	7/94	5/95	100%	$339,284

Floral Acres II	Waggaman, LA	32	1,000,082	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,290,826	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,598,028	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	660,480	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	579,862	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,092,024	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,598,772	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,632,552	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	905,158	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Black River Run	Black River Falls, WI	48	$1,009,004	10/94	12/94	100%	$350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,063,035	8/94	4/95	100%	263,711

Creekside at Tasker’s Chance	Frederick, MD	120	4,399,803	10/94	9/95	100%	2,686,170

Forest Glen at Sully Station	Centreville, VA	119	5,896,768	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	1,013,639	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,776,145	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	692,022	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	736,269	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	512,162	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,179,381	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,052,743	10/94	12/94	100%	692,840

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
The Woods Apartments	Campton, NH	20	$975,409	8/94	10/94	100%	$269,500

Tower View Apartments	Tower City, PA	25	1,086,907	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Albemarle Village	Hertford, NC	36	$1,382,124	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,468,556	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,346,471	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,209,161	6/95	9/95	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	1,009,004	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,406,625	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	6,944,656	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,371,440	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,452,533	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,435,607	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,227,656	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	751,605	10/95	12/96	100%	756,656

Fonda Terrace	Fonda, NY	24	977,239	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	1,018,397	12/96	5/97	100%	586,492

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Kimbark 1200 Apts.	Longmont, CO	48	$1,898,170	9/95	12/95	100%	$321,843

Kingsway Apartments	Swedsboro, NJ	36	1,424,450	7/95	11/01	100%	384,585

Lake City Apartments	Lake City, PA	44	1,252,906	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,322,087	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,416,853	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	420,843	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	927,197	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	827,096	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	529,341	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	973,908	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	727,661	12/94	2/95	100%	931,456

Salem Wood Apartments	Salemburg, NC	24	891,392	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,599,131	12/94	6/95	100%	1,810,416

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Twin City Villa	Festus, MO	40	$1,191,310	1/95	11/95	100%	$679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

Apple Village	Edmond, OK	160	$3,468,556	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,346,471	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,452,533	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,435,607	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	989,456	5/95	5/95	100%	1,551,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	1,803,589	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,116,449	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	759,032	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	579,425	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,898,170	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,279,538	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	876,683	1/95	1/95	100%	228,172

Mid City Apartments	Jersey City, NJ	58	2,430,771	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	641,426	5/95	2/95	100%	163,637

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

Philmont Terrace	Philmont, LA	32	$1,456,662	5/95	5/95	100%	$370,750

Riverview Apartments	St. Louis, MO	42	1,127,919	8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,721,130	6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,521,456	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach,ME	88	2,800,000	1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,191,310	2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,375,844	5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10	**	7/95	11/95	100%	**

Woodland Hills	Roland, OK	10	346,097	7/95	6/95	100%	274,540

**  Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units.  Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Autumn Ridge Apartments	Shenandoah, VA	34	$1,497,684	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,090,820	12/95	11/96	100%	332,470

Brownsville Apartments	Brownsville, TN	36	1,167,470	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	569,534	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	569,535	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	—	5/97	12/97	100%	828,815

Cooper’s Crossing	Irving, TX	93	3,218,389	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,167,472	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,750,555	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,095,625	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

Lake Apts I	Fargo, ND	24	557,614	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	822,737	11/95	4/96	100%	210,714

Laurelwood Park Apts.	High Point, NC	100	2,137,653	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	13,614,121	5/96	3/97	99%	1,220,537

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
New Hilltop Apartments	Laurens, SC	72	$1,583,532	11/95	11/95	100%	$450,039

North Hampton Pl.	Columbia, MO	36	677,629	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	154,247	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,356,612	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,590,311	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,193,006	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,178,261	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,187,649	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	2,987,424	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Dogwood Park Apts.	Athens, GA	127	$2,392,229	12/95	10/96	100%	$4,147,387

Dunlap Acres	West Point, MS	50	835,718	9/96	4/96	100%	522,160

Century East II Apts.	Bismark, ND	24	464,145	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,188,943	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	790,956	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	820,103	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,138,023	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,137,653	2/96	10/96	100%	1,044,377

Lenox Ave. Apts.	Manhattan, NY	18	603,800	10/96	9/97	100%	903,792

Madison Park IV	Boston, MA	143	13,539,121	5/96	3/97	100%	2,169,843

Main Everett Apts.	New Rochelle, NY	11	553,742	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	792,172	2/97	2/98	100%	199,951

Osborne Apts.	White Plains, NY	7	382,429	6/96	12/96	100%	522,325

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Rose Square	Connellsville, PA	11	$383,123	10/96	2/97	100%	$288,209

Rosewood Estates, II	Bladenboro, NC	16	661,171	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,271,818	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	11,225,830	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	1,167,446	4/96	3/97	100%	1,031,269

Sutton Place	Indianopolis, IN	360	5,475,000	11/96	10/97	100%	823,257

The Mary Ryder Home	St. Louis MO	48	—	6/96	1/97	100%	1,591,573

Washington Arms	Dayton, OH	93	2,200,000	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	2,987,424	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Academy Apts.	West Point, VA	32	$1,133,795	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	1,402,467	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	799,319	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	1,001,830	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	156,605	8/96	10/96	100%	129,311

Calgory Apts. I	Bismark, ND	24	559,915	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	566,835	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	553,206	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	386,226	8/96	10/96	100%	793,209

Country Edge Apts.	Fargo, ND	48	931,010	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	719,656	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	503,003	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	503,495	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledge-ville, GA	61	1,216,737	5/96	1/97	100%	1,477,023

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Edgewood Estates Apts.	Edgewood, TX	22	$579,962	6/97	11/96	100%	$173,436

Escher Street SRO	Trenton, NJ	104	1,522,830	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,049,459	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	999,240	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,616,926	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,244,074	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	3,722,914	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,272,341	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,109,419	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	585,689	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	560,806	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	1,017,909	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,712,508	1/97	5/97	100%	437,448

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Little Valley Est.	Little Valley, NY	24	$1,120,821	1/97	4/97	100%	$284,257

Maxton Green Apts.	Maxton, NC	32	930,256	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	967,864	3/96	6/97	100%	896,695

Mason Manor Apts.	Mason, TN	24	904,840	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	570,911	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	793,826	8/96	9/96	100%	758,620

Nordhoff Apts.	North Hills, CA	38	1,918,293	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	3,500,000	11/98	12/99	100%	854,147

Powell Valley Village	Jonesville, VA	34	664,551	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	810,692	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	661,363	8/96	12/96	100%	714,504

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,042,092	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,127,896	5/96	11/96	100%	349,889

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Village Estates Apts.	Victoria, VA	32	$1,125,582	4/97	10/98	100%	$270,204

Village Green Apts.	Gloucester, VA	32	1,121,480	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,078,348	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,008,849	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	762,889	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
AHAB Rental Units Phase II	Springfield, MO	17	$395,715	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	912,756	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	883,874	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	545,811	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	5,954,323	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	1,095,384	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	9,253,055	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	471,203	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	556,307	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,243,151	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	8,900,000	11/99	6/99	100%	115,311

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Pear Village Apts.	Leitchfile, KY	16	$171,573	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	4,948,512	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	8,280,283	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	759,200	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
1374 Boston Road L.P.	New York, NY	15	$295,060	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	623,003	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	937,586	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	886,061	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	883,458	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	715,037	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	905,915	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	948,769	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	949,897	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,925,414	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	965,818	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	876,673	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	1,322,904	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Park Plaza I & II	West Memphis, AR	128	$2,724,631	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,125,558	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	9,673,600	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,309,091	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	4,920,968	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	632,780	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	3,995,217	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	1,033,699	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	557,983	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	701,277	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	366,083	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	193,297	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
The Arbor Park Apts.	Jackson, MS	160	$5,360,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,825,449	7/97	11/98	100%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	1,933,995	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	558,541	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	384,180	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,333,196	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,284,434	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,483,759	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	467,409	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,441,209	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	727,533	2/97	7/97	100%	697,511

Lombard Heights Apts.	Springfield, MO	24	720,000	10/98	7/98	100%	322,808

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Lutkin Bayou Apts.	Drew, MS	36	$799,223	11/97	6/97	100%	$192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,440,318	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	648,833	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	8,900,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,056,893	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	355,744	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	444,935	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	472,181	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	766,770	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,485,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

Byam Village	Waterbury, CT	46	$747,517	2/97	2/98	100%	$426,008

Country Estates Apts.	Farmville, VA	24	873,008	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	305,934	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	762,550	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,723,475	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,516,494	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,417,725	8/97	9/98	100%	408,634

Millwood Park Apts.	Douglasville, GA	172	7,581,917	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,430,003	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	746,659	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	624,521	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Park Trace Apts.	Jackson, TN	84	$1,528,883	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,830,373	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	563,980	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	1,004,466	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	1,115,561	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	894,295	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	712,162	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Bent Tree Apts.	San Angelou, TX	112	$2,479,278	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	553,930	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	786,329	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,099,052	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	334,038	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,702,381	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	619,646	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	704,420	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	488,583	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	697,215	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,172,904	11/97	7/98	100%	786,614

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Lakeview Court	City of Little Elm, TX	24	$416,927	11/97	1/99	100%	$83,390

Mesquite Trails	Jacksboro, TX	35	640,036	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,334,169	9/97	10/98	100%	777,411

Nottoway Manor	Blackstone, VA	28	841,419	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,481,985	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	867,118	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	718,786	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	12,790,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	746,349	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	1,926,791	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	821,378	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,122,229	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	804,912	12/97	6/98	100%	328,693

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

Western Hills Apts.	Ferris, TX	16	425,549	5/00	9/00	100%	$91,419

Windsor Park Apts.	Jackson, MS	279	7,400,000	11/97	3/99	100%	2,891,603

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Carriage Pointe Apts.**	Old Bridge, NJ	18	$6,490,628	1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	46,682	1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,208,896	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	831,826	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,472,002	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,383,752	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000	6/98	12/99	100%	2,911,900

Gilette Manor **	Sayreville, NJ	100	**	1/98	1992	100%	**

Hallman Court Apts.	Rochester, NY	77	8,648,054	1/99	7/00	100%	266,536

Martinsville Apts.	Shelbyville, KY	125	225,769	8/99	2/00	100%	345,791

Parkside Plaza Apts	New York, NY	39	1,330,380	7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	3,500,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,125,558	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	872,321	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	194,124	5/01	11/01	100%	51,582

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Pecan Manor Apts.	Natchitoches, LA	40	$756,899	7/98	10/98	100%	$1,501,914

Pineridge Apts.	Franklinton, LA	40	775,535	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	828,226	5/98	5/00	100%	1,973,594

Woodhaven Apts.**	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**          3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Bradford Park Apts.	Southhaven, MS	208	$9,790,000	10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,010,220	10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	6,490,628	3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	3,383,752	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,888,815	3/98	7/99	100%	3,652,119

Gilette Manor	Sayreville, NJ	100	**	1/98	1992	100%	**

Harbor Pointe	Benton Harbor, MI	84	1,441,209	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,614,981	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,243,151	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	853,854	7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**          3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Abby Ridge Apts.	Elizabethtown, KY	24	$407,875	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	700,293	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	418,145	1/99	12/99	100%	1,820,797

Boerne Creekside Apts.	Boerne, TX	71	1,889,922	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,585,839	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,468,295	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,614,981	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	7,581,917	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	696,943	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,014,075	10/98	4/99	100%	753,362

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Summer Park Apts.	Jackson, MS	216	$10,320,000	10/99	6/00	100%	$1,106,814

Washington Courtyards	Houston, TX	74	2,653,454	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Ashton Cove Apts.	Kingsland, GA	72	$1,805,071	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	3,125,000	4/99	12/99	100%	1,637,797

Brazoswood Apts.	Clute, TX	72	1,925,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	4,213,164	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,723,793	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,799,723	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	774,046	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,723,475	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	381,614	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,653,454	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	5,125,041	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Annadale Apts.	Fresno, CA	222	$13,229,483	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,518,817	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	2,879,201	8/99	11/99	100%	865,369

Nowata Village	Nowata, OK	28	1,234,026	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,171,759	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	3,043,612	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,399,340	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	388,686	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,125,041	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	969,540	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	670,152	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Ashton Ridge Apts.	Jackson, MS	144	$2,518,817	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,738,000	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	4,213,164	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,399,340	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	4,095,467	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	10,320,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Andover Crossing Apts.	Andover, KS	80	$2,351,000	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	1,602,640	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,218,173	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,349,830	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,086,258	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	484,611	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,391,116	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	299,990	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	890,923	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	845,551	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$1,602,640	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,732,010	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	834,811	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,349,830	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	750,849	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	877,670	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,141,467	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	559,458	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	796,856	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$862,624	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,738,000	8,01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	727,630	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	769,536	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,149,582	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	530,780	2/01	6/01	100%	1,836,027

Mason’s Point Apts.	Hopkinsville, KY	41	1,210,003	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,570,742	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,225,487	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,224,869	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,323,149	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	354,736	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	474,759	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,646,407	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	26,311,150	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,273,980	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Bienville Apts.	Ringhold, LA	32	$786,243	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	985,537	10/01	6/02	100%	494,361

Cascades Crossing	Sterling, VA	320	22,573,276	4/03	10/95	100%	734,116

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,043,281	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	982,972	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,755,114	7/02	12/03	100%	605,962

Forest Glen Village	Vidalia, GA	46	1,290,826	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	361,904	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,612,117	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	7,813,210	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,747,736	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,570,742	5/01	12/01	100%	855,372

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Mill Creek Village	Mt. Carroll, IL	12	$393,332	5/02	9/01	100%	$264,354

Northline Terrace	Mentoda, IL	24	690,303	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	518,406	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	820,174	11/01	6/01	100%	502,692

Sandalwood Apartments	Toppenish, WA	20	985,124	5/02	7/01	100%	293,983

Southpark Apts. II	Newton, KS	60	1,478,680	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	26,311,150	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	833,355	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Bellamy Mills Apartments	Dover, NH	30	$1,442,209	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	982,895	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	772,134	7/02	12/03	100%	511,573

Centenary Towers Apts.	St. Louis, MO	100	—	4/03	12/97	100%	110,749

Chester Townhouses Phase II	Chester, SC	52	2,006,628	4/06	12/06	100%	416,947

Clifton Family Housing	Clifton, CO	51	2,202,342	7/02	12/03	100%	798,494

Cooper’s Crossing Apartments	Los Colinas, TX	93	3,218,389	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,550,143	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,612,117	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,481,336	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	7,813,210	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,363,379	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,759,136	09/04	08/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Natchez Place Apartments	Natchez, MS	32	$820,447	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	154,247	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,590,311	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	691,854	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,480,485	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,943,493	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,472,142	7/02	12/03	100%	642,431

Tiffany Square	Lakewood, CO	52	1,922,357	7/02	12/03	100%	479,244

Wingfield Apartments II	Kinder, LA	42	334,847	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Alexander Mill Apartments	Lawrenceville, GA	224	$12,110,875	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	2,889,582	9/02	12/03	100%	1,256,823

Ashbury Park	Aurora, CO	44	2,350,893	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	271,707	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,371,292	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,242,540	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	2,006,628	4/06	12/06	100%	224,509

Cloverlane Apartments	Lakeview, MI	24	394,473	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,550,143	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	818,033	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	7,813,210	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,512,927	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	826,176	9/02	10/02	100%	475,606

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
The Landing Apts.	Whitley, KY	24	$1,227,663	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	2,154,967	9/03	8/03	100%	2,752,868

Parkside Plaza Apartments	New York, NY	34	1,330,380	1/04	5/01	100%	—

Parkside Apartments	Coleman, MI	40	931,732	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	729,447	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	992,556	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	2,066,607	9/02	12/03	100%	571,759

Stottville Court Apartments	Stockport, NY	28	1,110,500	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	1,009,576	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Alexander Mills Apts.	Lawrenceville, GA	224	$12,110,875	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	4,452,517	2/03	3/03	100%	1,526,951

Brookside Park Apts.	Atlanta, GA	200	12,315,583	12/03	3/05	100%	137,046

Families First II	W. Memphis, AR	66	2,413,102	5/03	6/04	100%	1,947,742

Memphis 102	Memphis, TN	102	1,859,130	5/03	8/04	100%	3,497,653

Northrock Apts. III	Topeka, KS	32	986,205	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	7,090,471	10/03	9/03	100%	2,231,125

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,333,383	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,600,000	7/04	5/06	100%	3,538,862

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,913,578	4/03	10/03	100%	1,568,815

**          3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units.  Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Baldwin Villas Apts.	Pontiac, MI	65	$4,738,000	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	896,229	7/03	9/05	100%	2,675,101

Breezewood Villas II	Frederiksted, VI	12	982,895	12/03	3/03	100%	53,729

Brookside Park	Atlanta, GA	200	12,315,583	12/03	3/05	100%	3,666,890

Brookside Square	Boykins, VA	32	1,306,135	7/03	8/04	100%	743,039

Chevy Place Hallman Court	Rochester, NY	77	8,648,054	12/03	7/00	100%	81,177

Dawn Springs Villa	London, KY	24	581,892	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	638,573	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	830,083	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,612,117	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	496,290	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	2,910,303	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,380,906	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	923,387	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	764,675	7/03	9/03	100%	1,402,270

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Lawrence-ville Manor	Lawrenceville, VA	24	$939,419	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	967,795	10/03	12/03	100%	786,619

London Village	London, KY	32	646,682	4/05	9/05	100%	2,021,436

Lone Terrace	Lone Grove, OK	32	1,262,198	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	925,238	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	1,025,018	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	905,574	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,410,871	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,802,868	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,234,818	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,124,298	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	437,570	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,069,899	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,501,668	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp.	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08
Bartlett Bayou Apartments	Pascagoula, MS	48	$896,229	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	793,056	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,151,803	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,265,215	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,107,930	11/03	7/04	100%	614,912

Kensington Heights Apts.	Kansas City, MO	126	4,771,840	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	7,429,017	6/04	4/05	100%	2,450,732

Linden’s Apartments	Shawnee, OK	54	1,181,246	12/04	2/06	98%	2,963,132

Ocean East Housing	Portland, ME	32	1,502,288	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	787,707	12/03	4/04	100%	456,957

Rosehill Apts.	Topeka, KS	48	2,377,552	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	579,419	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	913,760	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,183,866	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	981,196	1/04	1/04	100%	341,377

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item	5.	Market for the Fund’s Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

	(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
As of March 31, 2008, the Fund has 43,058 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 20 consists of 2,332 investors holding 3,866,700 BACs, Series 21 consists of 1,168 investors holding 1,892,700 BACs, Series 22 consists of 1,632 investors holding 2,564,400 BACs, Series 23 consists of 2,111 investors holding 3,336,727 BACs, Series 24 consists of 1,293 investors holding 2,169,878 BACs, Series 25 consists of 1,774 investors holding 3,026,109 BACs, Series 26 consists of 2,296 investors holding 3,995,900 BACs, Series 27 consists of 1,659 investors holding 2,460,700 BACs, Series 28 consists of 2,026 investors holding 4,000,738 BACs, Series 29 consists of 2,238 investors holding 3,991,800 BACs, Series 30 consists of 1,344 investors holding 2,651,000 BACs, Series 31 consists of 2,047 investors holding 4,417,857 BACs, Series 32 consists of 2,267 investors holding 4,754,198 BACs, Series 33 consists of 1,246 investors holding 2,636,533 BACs, Series 34 consists of 1,691 investors holding 3,529,319 BACs, Series 35 consists of 1,659 investors holding 3,300,463 BACs, Series 36 consists of 1,009 investors holding 2,106,837 BACs, Series 37 consists of 1,130 investors holding 2,512,500 BACs, Series 38 consists of 1,194 investors holding 2,543,100 BACs, Series 39 consists of 991
investors holding 2,292,152 BACs, Series 40 consists of 1,106 investors holding 2,630,256 BACs, Series 41 consists of 1,399 investors holding 2,891,626 BACs, Series 42 consists of 1,237 investors holding 2,744,262 BACs, Series 43 consists of 1,662 investors holding 3,637,987 BACs, Series 44 consists of 1,287 investors holding 2,701,973 BACs, Series 45 consists of 1,827 investors holding 4,014,367 BACS and Series 46 consists of 1,433 investors holding 2,980,998 BACS at March 31, 2008

	(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2008.

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

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund had entered into a line of credit financing agreement with Fleet National Bank under which the Fund could borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in some Operating Partnerships.  Under the terms of the agreement, the Fund pledged its interest in a particular Operating Partnership in order to draw funds from the line.  The repayment of any draws was anticipated to be made once the Fund received sufficient investor proceeds.  Repayments on the line were tied to specific Operating Partnerships, which were then released as collateral by the bank.  The obligations under the line of credit were non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged.  As of March 31, 2008 the Fund was no longer a party to the line of credit.

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

During the fiscal year ended March 31, 2008, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970.  As of March 31, 2008, two of the properties have been disposed of and 22 remain.  The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21).  The Fund commenced offering BACs in Series 21 on July 5, 1994.  The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21.  Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2008, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728.  As of March 31, 2008, one of the properties has been disposed of and 13 remain.  The Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of March 31, 2008, all of which has been loaned to the Operating Partnerships.  The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.

(Series 22).  The Fund commenced offering BACs in Series 22 on October 12, 1994.  The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22.  Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2008, the fund used $14,663 of Series 22 net offering proceeds to pay installments of its capital contributions to 1 of the Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 23).  The Fund commenced offering BACs in Series 23 on January 10, 1995.  The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23.  Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2008, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24).  The Fund commenced offering BACs in Series 24 on June 9, 1995.  The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24.  Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2008, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.

(Series 25).  The Fund commenced offering BACs in Series 25 on September 30, 1995.  The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25.  Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2008, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of March 31, 2008.  The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 26).  The Fund commenced offering BACs in Series 26 on January 18, 1996.  The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2008, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment of all installments of its capital contributions to 42 of the Operating Partnerships. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of March 31, 2008.   The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 27).  The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2008, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of March 31, 2008.  Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships.  The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 28).  The Fund commenced offering BACs in Series 28 on September 30, 1996.  The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2008, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 29).  The Fund commenced offering BACs in Series 29 on February 10, 1997.  The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29.  Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2008, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30.  Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2008, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869.  As of March 31, 2008, two of the properties have been disposed of and 18 remain.  The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2008.  The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31).  The Fund commenced offering BACs in Series 31 on September 11, 1997.  The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31.  Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2008, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the  Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100.  As of March 31, 2008, one of the properties has been disposed of and 26 remain.  The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $61,294 as of March 31, 2008.  Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership.  The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32).  The Fund commenced offering BACs in Series 32 on January 19, 1998.  The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32.  Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2008, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of March 31, 2008.  Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships.  In addition, $125,000 has been funded into escrow accounts on behalf of another other Operating Partnership.  The loans and escrowed funds will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2008, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of March 31, 2008.  Of the amount outstanding, $125,000 has been funded into an escrow account on behalf of another Operating Partnership.  The escrowed funds will be converted to capital and the remaining contributions of $69,154, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34).  The Fund commenced offering BACs in Series 34 on September 22, 1998.  The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34.  Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2008, none of Series 34 net offering proceeds to pay installments of its capital contributions to Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 35).  The Fund commenced offering BACs in Series 35 on February 22, 1999.  The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2008, the Fund used $163,782 of Series 35 net offering proceeds to pay installments of its capital contributions to 1 of the Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36).  The Fund commenced offering BACs in Series 36 on June 22, 1999.

The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2008, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37).  The Fund commenced offering BACs in Series 37 on October 29, 1999.  The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2008, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.

(Series 38).  The Fund commenced offering BACs in Series 38 on February 1, 2000.  The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38.  Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2008, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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

During the fiscal year ended March 31, 2008, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2008, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2008, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631.  As of March 31, 2008, two of the properties have been disposed of and 21 remain.  The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships.  Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

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

During the fiscal year ended March 31, 2008, the Fund used $164,252 of Series 42 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120, and the Fund had completed payment of all installments of its capital contributions to 17 Operating Partnerships.  Series 42 has outstanding contributions payable to 6 Operating Partnerships in the amount of $457,148 as of March 31, 2008. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $123,329 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43).  The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2008, the Fund used $88,443 of Series 43 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154, and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 43 has outstanding contributions payable to 6 Operating Partnerships in the amount of $310,006 as of March 31, 2008. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $59,704 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2008, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519, and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $702,126 as of March 31, 2008. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $505,522 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2008, the Fund used $170,826 of Series 45 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2008, one of the properties has been disposed of and 30 remain.  The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships.  Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2008.  The remaining contributions of will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2008, the Fund used $1,430,612 of Series 46 net offering proceeds to pay installments of its capital contributions to 4 Operating Partnerships.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082, and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships.  Series 46 has outstanding contributions payable to 3 Operating Partnerships in the amount of $20,138 as of March 31, 2008.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2008 and 2007 was $6,091,352 and $6,438,508, respectively.

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

(Series 20).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 Operating Partnerships at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,592,685 and $1,690,870, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 20 was $1,204,188 and $466,647, respectively.  The increase is a result of insurance proceeds received from a fire at one of the Operating Partnerships. In the future the Investment balance is anticipated to decrease as a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $447,494 and ($830,291), respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnerships, impairment losses, and the fund management fee.  It is anticipated that the net loss for Series 20 will remain relatively consistent to prior years since the series has finished acquiring Operating Partnerships and they are all fully operational.

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment limited partnership were $508,616, all of which were allocated to Series 20.  Of the total proceeds received, $10,000 represents payment of outstanding reporting fees due to an affiliate of the investment partnership; approximately $14,501 represents reimbursement of expenses incurred related to the sale, which includes due diligence and legal costs; and $484,115 represents partial reimbursement for outstanding operating advances made by the investment partnership to the property.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero.  Advances made by the investment general partner that were not repaid from the sale proceeds totaled $954,317 and have been recorded as a loss on the sale of the Operating Partnership as of March 31, 2006.  Additional gains on the sale of $7,016 and $19,427 were realized in the quarters ended June 30, 2006 and December 31, 2006, respectively.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority, and high debt.  The 2007 average occupancy was 81% and the 2008 first quarter average occupancy was 90%. Occupancy decreased significantly in 2007 due to ten units that went off-line as the result of two separate sprinkler damage events. A dryer fire caused the first event in one of the units and the second event was the result of freezing pipes. The units are back on-line and the damage was covered by the property’s insurance.

Due to the reduced occupancy noted above, cash flow deteriorated in 2007 and $17,112 of funding from the investment partnership was necessary in the third quarter of 2007 to bring the real estate tax escrow current, pay down certain third party payables, and pay the property payroll. The property operated slightly below breakeven for the year 2007 and continued to operate below breakeven for the first quarter of 2008.

Efforts to improve the property’s financial performance by refinancing the mortgage have been ongoing for two years, but these efforts have not been successful. Currently, an affiliate of the investment general partner is serving as the operating general partner. The investment general partner is attempting to find a replacement operating general partner and had been in discussions with several interested parties; however, no offers resulted from these conversations. As a result, the investment general partner hired a real estate broker to evaluate the operating general partner interest and help identify additional operating general partner replacements. The investment general partner will contact these additional parties in the second quarter 2008, with a goal to identify a replacement operating general partner by the third or fourth quarter of 2008. The mortgage, property taxes and insurance are all current.  The Tax Increment Financing (TIF), a reduced real estate tax program from the city, will expire in 2009. The investment general partner is trying to determine if the financing will be renewable at that time.  The low income housing tax credit compliance period expires on December 31, 2010.

Northfield Apartments L.P. (Willow Point Apartments I) is a 120-unit property located in Jackson, MS. In 2007, occupancy averaged 90% and the property operated slightly below breakeven. The property operated slightly below breakeven due to vacancy loss, delinquency loss, and high turnover costs. To curb bad debt and strengthen the resident base, management evicted a large number of non-paying residents, which caused occupancy to drop. By the fourth quarter 2007, increased occupancy and improved collections allowed the property to operate above breakeven for the quarter. The property continued to operate above breakeven in the first quarter of 2008. As of March 31, 2008, occupancy averaged 96%. The compliance period ends in 2010. The operating general partner’s operating deficit guarantee is unlimited in time and amount and the operating general partner has a longstanding history of funding operating deficits as necessary. All mortgage, taxes, and insurance payments are current.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The property suffered a fire in the second quarter of 2006, causing twenty units to come off-line. The property was issued 8823s for the units taken off-line. Additionally, 8823s were issued to the property as a result of a state inspection completed prior to the fire.  Management has sent corrective documents to the Texas Department of Housing and Community Affairs.  The Department and management have gone back and forth with correspondence on resolving these issues.  The most recent correspondence with management suggests that corrected 8823s will be issued in the second quarter of 2008.  Work on the fire-damaged units was completed early in the second quarter of 2007.  Since then, occupancy has shown significant improvements averaging 91% for the first quarter of 2008.  The operating general partner received $131,412 in insurance proceeds for recovery of lost rents in the fourth quarter of 2007.  Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities.  The tax credit delivery period ended in 2005 and the low income house tax credit compliance period expires in December 2009.  The mortgage, taxes, and insurance payments are current.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II – Series 14, Boston Capital Tax Credit Fund III – Series 17 and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners’ investment in the Operating Partnership in accordance with the equity method of accounting.  The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000.  The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Harrisonburg Seniors Apartments Partnership, (Harrisonburg Seniors Apartments) is a 24-unit development located in Harrisonburg, Louisiana.  Despite occupancy averaging 100% during 2006, the property operated at a cash deficit due to stagnant rental rates and high operating expenses associated with minor repair of damages sustained during the 2005 hurricane season.  Going forward the maintenance staff is attempting to replace the flooring in two units each quarter.  Occupancy remained strong in 2007 averaging 98% for the year.  In 2007 operations continued to improve and the partnership operated above breakeven.  Additionally, management obtained approval for a $15 per unit rent increase, which went into effect on January 1, 2008.  The operating general partner’s guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.

(Series 21).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 13 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $603,976 and $1,493,885, respectively, in passive income tax losses that were passed through to the investors and also provided $0.11 and $0.28, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 21 was $209,082 and $338,536, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(391,828) and $(467,446), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, professional fees, and the fund management fee.  It is anticipated that future net losses will be more consistent with the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

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

In July 2006, all parties acknowledged that the proponent’s Plan was unlikely to become effective. On September 6, 2006, the Court converted the case from Chapter 11 to Chapter 7 and a Trustee was appointed to oversee the sale of the property. On February 23, 2007, the Trustee conducted an auction at which the property was sold for $3,650,000; the sale closed on April 25, 2007. The investment limited partners will lose the remaining future tax credits, estimated at $50,000.  At this time, the investment general partner has some uncertainty whether the new owner will continue to operate the property in compliance with the requirements of Section 42, and has decided not to post a Section 42 Disposition Bond.  As a result, the investors will experience recapture in 2007.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded.  The Operating Partnership lost $52,306 in credits and experienced recapture and interest of $1,462,036.  This represents credit loss and recapture of $27 and $757, respectively, per 1,000 BACs.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. The average physical occupancy for 2006 was 61%. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction was completed in March 2007 and all units have received Certificates of Occupancy. It took ten months to lease the property. As of December 31, 2007, the property was 98% occupied and all the converted units were 100% occupied. However, the property was still unable to breakeven due to the slow leasing and the high marketing and promotion expense during the lease up.  As of March 31, 2008, the property is 97% occupied and operated above breakeven for the first quarter of 2008. Management is confident occupancy will remain strong. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000.  The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund operating deficits.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin.  The property operated with an average occupancy of 97% in 2007. Occupancy has been consistent with the prior year, averaging 96% through March of 2008. Operating expenses are below the investment general partner’s state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2008. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 96% in 2007. Occupancy has been consistent with the prior year averaging 93% through March of 2008. Although occupancy is high, expenses remained below the investment general partners’ state average; low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY.  The property is operating below breakeven due to high operating expenses and low occupancy, the result of a lack of subsidy and unit turnover costs.  On August 20, 2007, the investment general partner received a fax, via management, from the Internal Revenue Service stating that due to continued non-compliance at Lookout Ridge Apartments, credits could not be calculated for the year, and that the previous credits claimed are subject to recapture.  The specific non-compliance issues cited by the Internal Revenue Service are: management failed to correctly complete or document tenant’s annual income certification; violation(s) of local inspection standards; the project failed to meet minimum set-aside requirements; violation(s) of the Vacant Unit Rule under Reg. 1.42-5(c)(1)(ix); and the project is no longer in compliance nor participating in the Section 42 Program.

Although the operating general partner has advanced significant funds to keep accounts current, the operational outlook for this property is not promising. Occupancy numbers are running at historic lows and expenses continue to climb. Both the operating general partner and management have proven their inability to effectively run this property by not following Section 42 guidelines.  Furthermore, Kentucky Housing has provided management with a number of opportunities to correct various non-compliance issues and management has failed to correct the non-compliance.  Other non-compliance issues are costly capital expense items which include: replacement of concrete pads, replacement of entry stairs, replacement of landscaping ties, correction of drainage issues, and deck repairs.

Fourth quarter occupancy and financial reports have been requested but were not available at the time of reporting.  The operating general partner has requested use of operating reserve funds in order to pay for taxes and repairs cited in previously issued 8823s.  After the withdrawals, the operating reserve balance will be $14,288.  In 2007 the property operated with a cash flow deficit.  In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed.  The property’s low income housing tax credit compliance period expires in 2010.

In summary, the property has a history of unstable financial performance and inefficient management.  These problems are compounded by continued non-compliance, significant costs necessary to correct capital improvement items, a recent building fire destroying all tenant files and an IRS letter indicating removal from the Section 42 program. Due to the removal from the Section 42 program the Operating Partnership experienced recapture, interest and penalties of $858,975.  This represents recapture, interest and penalties of $445 per 1,000 BACs, which was reflected on the 2007 tax return.  As of May 14, 2008, management has sent copies of all resident files to Kentucky Housing for review.  Upon review, Kentucky Housing may or may not allow Lookout Ridge back into the Section 42 tax credit program.  If needed, the investment general partner may take legal action against the operating general partner for losses sustained as a result of the propert’s removal from the Section 42 program.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 95% in 2007. Occupancy has been consistent with the prior year, averaging 93% in the first quarter of 2008. The property’s operating expenses are below the investment general partner’s state average.  Despite occupancy above 90%, low rental rates in the area prevented the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

(Series 22).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had total of 29 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,368,568 and $1,395,375, respectively in passive income tax losses that were passed through to the investors and also provided $0.06 and $0.27, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 22 was $580,501 and $666,278, respectively.  The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(406,258) and $(759,153), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.  It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL.  Through the first quarter of 2008, occupancy averaged 91%, a slight decrease from the 2007 average of 93%.  The property continues to operate below breakeven due to low rental rates.  The operating general partner advertises daily in the community newspaper.  In 2007, new billboards were installed at the front of the complex to attract more foot and drive-by traffic to the property.  The operating general partner maintains a strong relationship with the local real estate companies that refer potential renters to the property.  The property is also using resident referral incentives to help increase occupancy.  The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area.  The mortgage, real estate tax, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 96% in 2007. Occupancy has been consistent with the prior year, averaging 93% through March of 2008. Although occupancy is high and expenses remain below the investment general partner’s state average, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts.  The Department of Housing and Community Development informed the investment general partner that the Department of Mental Health would be terminating its contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification, the investment general partner inspected the property and found areas of concern about the overall condition of the property. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing for an indeterminate period of time. Operating reports have been unavailable since that time. In May 2007, the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner learned that there was a mortgagee sale of the property scheduled for June 14, 2007 and that this sale date had been extended from May 2007.

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

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO.  The property suffers from low occupancy due to a weak rental market.  In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable.   The poor quality of the school system also makes it difficult to attract families with children.  The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees.  Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet, and in adjacent towns, has increased.  A consultant visited the property in August, and reported that the property was in excellent condition. The 2007 average annual occupancy was 92% and the first quarter of 2008 is at 95%. The operating general partner continues to fund all operating deficits.  Accounts payable, mortgage, taxes, and insurance are current.  The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK.  Average occupancy in 2007 was 85% and improved slightly to 87%

in the first quarter of 2008.  Despite the low average occupancy, Edmond has historically operated above breakeven due to management’s ability to control operating expenses.  In addition, in 2007, management increased rents.  At the end of 2007, due to continued occupancy issues the operating general partner replaced the management company.  Since that time, new leasing staff has been hired and new marketing strategies have been implemented which have enabled the property to increase traffic.  While the area is a desirable place to live, it is also extremely competitive.  Overall, the low occupancy is due to a combination of market related factors as well as poor prior management.  Management states that the biggest challenge is finding qualified maintenance technicians to staff the property.  The investment general partner will continue to monitor and assist management with marketing and leasing strategies.  A site visit will be completed in the first quarter of 2008 to assess the level of deferred maintenance and review the new management company’s operating performance.  All real estate tax, insurance and mortgage payments are current.

(Series 23). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,786,136 and $1,582,246, respectively in passive income tax losses that were passed through to the investors and also provided $0.02 and $0.40, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 23 was $680,481 and $736,069, respectively.   The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(350,492) and $(2,190,568), respectively.   The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee.  It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

Mathis Apartments, LTD. (Mathis Apartments) is a 32-unit multifamily development located in Mathis, Texas.  Despite being 95% occupied during 2007 and implementing a rent increase, the partnership was unable to support high operating costs and operated below breakeven.  The deficit was directly attributable to inadequate rents combined with an increase in real estate taxes and maintenance costs.  The maintenance expense increased about 31% due to costs for supplies and repairs and the taxes more than doubled from 2006.  The 2007 operating deficit was funded by increasing payables, withdrawals from the reserves account, and accruing management fees and operating general partner advances.  As of the first quarter 2008, occupancy has increased slightly and is averaging 97%.   All real estate tax, mortgage, and insurance payments are current.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 80% in the first quarter of 2008. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There are also newer competing properties offering more attractive amenities. Over the past three years, there have been numerous managers at the property. The operating general partner completed another site management change in November 2007. Management increased concessions and resident referral rewards. Management is in constant communication with the nearby Air Force base and local employers, is placing advertising in the weekly newspaper, and has a website for the property. The new manager is focusing on strengthening the resident base, increasing resident retention, and improving collections. The manager has been proactive in an attempt to improve lease renewals by contacting every resident to ask if they need any additional services. The on-site manager has made personal contact with specific employers in the immediate area that best support the property and received permission to display brochures to promote the community in break rooms and at front desks. Management also changed the office hours to better accommodate working residents. As the result of the low occupancy and overly burdensome debt service, the property was not able to operate above breakeven in the first quarter of 2008. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve and the property can support itself. The operating general partner continues to fund the operating deficits. The operating general partner operating deficit guarantee is unlimited in time and amount.  The mortgage, taxes, and insurance payments are current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA.  In 2004, a tax lien was discovered upon follow-up with the operating general partner regarding the extraordinary penalties recorded in the audit.  According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status.  The operating general partner thought the period was covered by the exemption.  The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties).  The operating general partner has negotiated a five-year payment plan to pay down the tax lien. As a result, on top of the annual real estate taxes, the Operating Partnership makes a $25,000 annual payment as required by the city to avoid being declared in default. As of December 31, 2007, full balance of the tax lien has been fully paid off. In 2007, the property continued to operate at a surplus with an average physical occupancy of 99%. As of March 31, 2008, this property was 99% occupied. The property’s mortgage, taxes and insurance are all current.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO.  The property suffers from low occupancy due to a weak rental market.  In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable.   The poor quality of the school system also makes it difficult to attract families with children.  The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees.  Banners and signs have been redesigned for increased visibility; a model unit has been prepared for showing to applicants; and advertising on the internet, and in adjacent towns, has increased.  A consultant visited the property in August, and reported that the property was in excellent condition. The 2007 average annual occupancy was 92% and the first quarter of 2008 is at 95%. The operating general partner continues to fund all operating deficits.  Accounts payable, mortgage, taxes, and insurance are current.  The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. Occupancy averaged 99% in 2007 and the property operated above breakeven. The property was 96% occupied as of March 31, 2008. Despite high occupancy, the property operated below breakeven in the first quarter of 2008 due to increased heating and appliance repair expenses and high seasonal utility costs. High turnover costs and maintenace, namely painting, also increased the operating expenses. Management is currently working to develop a strong resident retention program to minimize turnover expenses. To offset high operating expenses, a rent increase will be implemented in May 2008. Monthly rents will increase by an average of $15 to $25 per unit, which will increase gross potential revenue by approximately $2,000 per month. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK.  Average occupancy in 2007 was 85% and improved slightly to 87% in the first quarter of 2008.  Despite the low average occupancy, Edmond has historically operated above breakeven due to management’s ability to control operating expenses.  In addition, in 2007, management increased rents.  At the end of 2007, due to continued occupancy issues the operating general partner replaced the management company.  Since that time, new leasing staff has been hired and new marketing strategies have been implemented which have enabled the property to increase traffic.  While the area is a desirable place to live, it is also extremely competitive.  Overall, the low occupancy is due to a combination of market-related factors as well as poor prior management.  Management states that the biggest challenge is finding qualified maintenance technicians to staff the property.  The investment general partner will continue to monitor and assist management with marketing and leasing strategies.  A site visit will be completed in early 2008 to assess the level of deferred maintenance and review the new management company’s operating performance.  All real estate tax, insurance and mortgage payments are current.

(Series 24). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 24 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,371,273 and $1,018,318, respectively, in passive income tax losses that were passed through to investors and also provided $0.09 and $0.66, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 24 was $286,029 and $503,037, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued

For the years ended March 31, 2008 and 2007, the net income (loss) of the Series was $(660,630) and $(1,333,324), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will be more consistent with the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York.  The neighborhood has been a difficult one in which to operate due to high crime.  Almost all tenants have some public subsidy, making this a very management-intensive property.  Poor tenancy has historically resulted in operating deficits.  Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property.  Although occupancy started showing signs of improvement in the first three-quarters of 2007, the fourth quarter saw occupancy decline to 80% in November and December.  This trend continued into the first quarter of 2008 with occupancy holding at 80%.

Management is trying to be proactive in trying to keep residents in the units by supplying life skills workers to families who are having trouble paying rent.  After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions.  Many tenants have given up possession of their units, as they are unable to catch up with rent payments owed in arrears.   Bad debt write-offs totaled $72,569 in 2007. In addition to the occupancy issues, operating expenses have also increased significantly.  Management had previously been diligent in controlling operating expenses in order to reduce their operating deficit.  Maintenance expenses increased in conjunction with the increased turnover.  One unit required mold abatement, which drove up maintenance costs.  Water and sewer expenses have also seen significant increases.  Due to the decreased occupancy, bad debt, and the increase in operating expenses, the property continues to operate below breakeven.  The mortgage, real estate tax, insurance and required reserves are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees.  The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a long-standing and ongoing commitment to the residents of Southwest Yonkers where their housing programs and service offices are located.

The operating general partner’s most intensive community development work is focused in Nodine Hill where the property is located.  The community organizer serves as the coordinator of the US Department of Justice’s “Weed to Seed” initiative which combines law enforcement and social services in a coordinated effort to remediate problems in the neighborhood.  The operating general partner has been instrumental in operating the Elm Street Neighborhood Center. The center offers neighborhood residents access to after school children’s programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization.  Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Funds have been earmarked for the purchase of some surrounding vacant lots for the construction of a play area. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes.  The operating general partner has a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term.  The City of Yonkers is currently undergoing significant growth.  A casino has opened in the Yonkers Racetrack, and a water shuttle service has come on line that connects to the financial district in Manhattan.  It is hoped that this growth will make this neighborhood a better place to live.  In the short term, the operating general partner is working to increase occupancy levels, as well as working to educate the tenants so they do not fall behind in rent payments.

The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.  A site visit is planned for the second quarter 2008.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy.  Through the first quarter of 2008, average occupancy is 93%, and has steadily increased each month to reach 95% as of March 2008.  The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs.  In 2003 an engineer’s report identified foundation and stress cracks in a number of buildings on site.  The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line.  In efforts to market the units, management reduced the move-in deposit and has been networking with local employers in the area.  The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition, as all structural repairs have been addressed and operations are improving to pre-project levels.  The mortgage, trade payables, property taxes and insurance are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. As of March 31, 2008, the property was 92% occupied. However, the property was not able to operate above breakeven, due to slightly higher maintenance expenses. In the first quarter of 2008, instead of using replacement reserve funds for some necessary repairs and appliance replacements, the management used available funds from operations. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded.  The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC.  Industrial decline in the area has led to a dwindling population base from which to draw qualified residents.  Only twenty-one of the property’s seventy-two units have rental assistance.  Consequently, the property has trouble competing with properties that offer more units with rental assistance.  In 2006 average occupancy declined to 77% from an average of 93% in 2005 as the qualified resident base continued to decline, resulting in below breakeven operations.  Occupancy has averaged 84% through the first quarter of 2008.  Due to this continued low occupancy, the property continues to operate below breakeven status.  The primary reasons for the cash flow deficit include: insufficient rental rates, vacancy losses to due to poor occupancy, various capital improvement projects and additional replacement reserve funding per a Rural Housing workout plan.  Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner’s guarantee is unlimited in time and amount.  The low income housing tax credit compliance period expires in 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND.  In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 88%.  In 2007, average occupancy improved to 93% and the property began operating above breakeven again.  Through the first quarter of 2008, occupancy was 90%.  In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased.  This resulted in significantly more traffic.  In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions.  As a result, many problematic tenants have been evicted and replaced with more stable tenants.  It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee.  The investment general partner will continue to monitor the property’s performance and will perform a site inspection during the first half of 2008.  The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND.  In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 89%. In 2007, average occupancy improved to 93% and the property began operating above breakeven.  Through the first quarter of 2008, occupancy was 94%.  In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased.  This resulted in significantly more traffic.  In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions.  As a result, many problem tenants have been evicted and replaced with more stable tenants.  It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee.  The investment general partner will continue to monitor the property’s performance and will perform a site inspection during the first half of 2008.  The mortgage, trade payables, property taxes and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri.  Occupancy began to decline in the first quarter of 2006 to an average of 82%.  The property is not located near public transportation, somewhat reducing applicant appeal.  Management increased the frequency of newspaper advertising and occupancy improved through 2006 and 2007, reaching 91% by December 2007.  However, the property operated below breakeven. In the first quarter of 2008 occupancy decreased to 87%. The operating general partner is funding deficits as necessary and the mortgage, property taxes, and insurance are current.  The tax credit delivery period ended in 2006, with the low income housing tax credit compliance period due to expire in 2010.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO.  The property operated at a deficit for the first time in 2005, due to operating expenses which exceeded the state average by 25%.  Throughout 2006, third party management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St Louis had cited the property as a nuisance twice in 2006.  The property’s security and habitability had deteriorated sharply during the second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 – February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007.  The operating general partner took over management and hired new security personnel, but security guards were ineffective.  On February 28, 2007, the on-site manager was assaulted on the premises and the operating general partner was unable to re-establish a management presence at the property.

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances.  The Department of Housing and Urban Development (HUD) terminated the Housing Assistance Payment contract.  The trustee for the bonds declared default under the bond documents.  The operating general partner chose not to contest the City’s order or HUD’s contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use.  The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest.  The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007.  In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders’ trustee. As of December 2007, the bondholders’ trustee had effectively taken control of the property and was pursuing its own marketing effort, although it had not formally accepted the deed.

Due to the property being shut down in 2007, investors lost 2007 tax credits and experienced recapture.  The Operating Partnership lost $88,635 in credits and experienced recapture of $496,442.  This represents credits and recapture of $40 and $224, respectively, per 1,000 BACs.  The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits.  However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

(Series 25). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 22 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,762,115 and $1,072,577, respectively, in passive income tax losses that were passed through to investors and also provided $0.15 and $1.05, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 25 was $2,477,296 and $2,936,860, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(704,857) and $(4,602,731), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana.  In January of 2005, the Operating Partnership underwent a change in the operating general partner, which was accompanied by a change in management. In 2005, the property’s performance dipped below breakeven due to high operating expenses, mainly due to deferred maintenance.  Given the size and difficult tenant base/market of the property, the original operating general partner did not have the resources to support the property long term.  As a result, deferred maintenance items were not addressed and the property’s physical condition declined.   As a result, when the new operating general partner assumed the position there was a significant amount of deferred maintenance and a number of vacant units, which could not be rented due to significant costs required to make them marketable.  Many of the more costly vacant units were down in efforts to turn over the other less costly units.  The new management endeavored to address the maintenance items utilizing the existing replacement reserve account and available cash flow.  Unfortunately, the available escrowed funds and cash flow have not proven to be sufficient.  Capital expenditures in the amounts of $133,000 for 2005 and $190,000 for 2006 were contributed by the operating general partners; however, this was not enough to address all physical concerns.  As a result, the property failed the 2007 Real Estate Assessment Center inspection and management lost the confidence of HUD, resulting in a HUD required management change.  With the approval of the investment general partner, the operating general partner secured a $500,000 bridge loan to address all items raised by the Center, as well as additional rehab items on all units.  The operating general partner and management are working closely with HUD to complete the project and will schedule a Center inspection upon completion.  Upon successfully passing the Center inspection, the bridge and current permanent financing will be refinanced at a lower rate.  Historically, the property has operated with an occupancy level of 90%.  The 2006 and 2007 average occupancy was 91% and 89%, respectively, and as of March 2008 was 84%.  According to the operating general partner, the decline in occupancy during the second half of 2007 was the result of the new management re-tenanting the property.  Management is attempting to create a positive net monthly occupancy while ensuring that new tenants meet the stricter renting criteria, which have been implemented.  Through the first 3 months of 2008, occupancy has steadily increased and management is confident they can achieve 90% by June 2008.

It is important to note that the new operating general partner assumed the obligations under the guaranty agreement dated November 20, 1996.  Per the guarantee, after the fifth year from the date rental achievement was met, the operating general partner is obligated to advance funds to eliminate any operating deficit up to $150,000.  Since assumption of the operating general partner position, the operating general partner has advanced $290,000.  The investment general partner will continue to work with the operating general partner in finalizing the refinance and completing the required repairs, as well as evaluating the new management company and their marketing strategies. All real estate tax, insurance, and mortgage payments are current.

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

Despite strong occupancy, the property operated with a deficit in 2007. The loss was due to a large increase in real estate taxes in 2007.  In 1997 the City of St. Louis granted the property a tax abatement which expired in 2006. The operating general partner erroneously thought the abatement went through 2007, so they had not budgeted for the large increase in real estate taxes.  Per the operating general partner the City of St. Louis will not extend the abatement; however, the operating general partner is working with his counsel to appeal the assessment for the upcoming tax year.  This process will begin in the Fall of 2008.  Management is working with the investment general partner to determine if a withdrawal request from the operating reserve will be required to cover the real estate tax expense.  Despite the cash deficit, the partnership has no debt.

Dogwood Park L.P. (Dogwood Park Apartments) is a 127-unit family development located in Athens, Georgia. Although 2007 occupancy averaged 95% and expenses were reduced by $75 per unit, the property still operated below breakeven due to stagnant rent levels and high debt service.  The operating general partner contested the 2007 property taxes, but the appeal was denied.  In the first quarter of 2008, occupancy averaged 99%.  The mortgage, taxes and insurance are current. The low income housing tax credit compliance period expires in 2011.

(Series 26). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 45 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,358,300 and $2,020,505, respectively, in passive income tax losses that were passed through to investors and also provided $0.37 and $1.07, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 26 was $5,982,367 and $6,753,914, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,161,604) and $(4,098,003), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Cameron Apartments (Cameron Apartments Partnership) was a 40-unit apartment complex located in Cameron, Louisiana.  The property was completely destroyed by Hurricane Rita and the National Flood Insurance Program wrote off the property as a complete loss. The operating general partner determined that rebuilding the property on the same site would be cost prohibitive and operations would not support the property’s insurance premium. Based on the local conditions, the investment general partner on behalf of the Operating Partnership informally requested forgiveness from the Internal Revenue Service of the tax credit recapture that will result from not rebuilding the property at the original location; however, no such reprieve was granted. As a result, the investors experienced in 2007 the reversal of tax credits claimed for 2005 and 2006 (after the property was destroyed) of $260,955, and recapture and interest of $563,818.  This represents credit loss of $65 and recapture of $141, respectively, per 1,000 BACs.  As a result of the destruction of the property there are insurance proceeds available that will be utilized to pay off the first mortgage and reimburse a portion of the tax credit recapture.

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

Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas.  During the first half of 2007, occupancy declined as a result of management evicting non-paying tenants as well as tenants moving out because of necessary maintenance items being deferred.  The complex was rehabilitated in 1996 and is in need of unit and curb appeal improvements.  Although there was approximately $16,600 remaining in the replacement reserve account, Rural Development would not release the funds until all necessary work was completed.  Some of the issues plaguing the site were electrical, plumbing, flooring and HVAC repairs; however, there has not been enough revenue generated to cover the costs.  In addition, an inspection performed by The Texas Department of Housing and Community Affairs found multiple items that will need to be addressed in the near future.  Some of the issues noted were: missing shingles and wood sections, exterior painting, rust removal, mortar and brick repairs, dryer vents replaced, door and wall repainting.  The inspection also noted buildings two and four are missing accessibility entrances, so ramps will need to be installed.  The operating general partner and management are working on a work out plan with Rural Development because the complex does not have the cash flow to cover the cost of the needed repairs.  Occupancy fluctuated throughout 2007 causing year-to-date occupancy to average 90%.  Occupancy increased significantly during the fourth quarter to reach a year high of 97%; however, high administrative and maintenance expenses from resident turnover and legal costs resulted in below breakeven operations.  Management has requested a rent increase from Rural Development of approximately $60 per unit; however, the increase has not yet been granted. The operating general partner is funding the operating deficit, as the guarantee is unlimited in time and amount.  The investment general partner will continue to monitor the property’s occupancy, operations, repairs and work out plan with Rural Development as well as assist management in determining ways to increase revenue and occupancy while reducing expenses in an effort to achieve breakeven operations in 2008.  All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota.  During 2007 the property operated with an average occupancy of 90%, which was a 10% increase from the prior year.  Despite this increase, there was a decline in occupancy during the last two months of 2007 as occupancy declined to 77% and has remained on average at 77% through the first quarter of 2008.  According to the regional manager, a significant part of the tenant base is comprised of new Americans.  As a result, the property is affected by unique cultural concerns.  As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire family may move-out all at once.  This was the reason for the significant drop in occupancy at year-end.  As this is the slowest period for leasing, management is having difficulty replacing the move-outs despite aggressive advertising and lowered rents.  Management forecasts that a return to 90% occupancy will not happen until summer 2008 when the weather begins to improve and area residents feel comfortable moving.  The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee.  A site inspection will be conducted during the first half of 2008 to ensure deferred maintenance items are being addressed and to review the current leasing strategies.  The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota.  Average occupancy for 2007 was 92%, an 11% improvement from the prior year.  Despite this improvement, Grandview operated below breakeven for the year due to higher then average expenses from turnover costs and bad debt.  According to the regional manager, a significant part of the tenant base is comprised of new Americans.  As a result, the property is affected by unique cultural concerns.  As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire family may move-out all at once.  In addition, many of these tenants cause their apartments to incur significant damages resulting in high turnover costs.  Towards the end of 2007, a group of tenants relocated which resulted in an 8% decline in occupancy.  Since then, management has been able to improve occupancy, which as of March 2008 was at 89%.  The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee.  A site inspection will be conducted in early

2008 to ensure deferred maintenance items are all being addressed and to review the current leasing strategies.  The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND.  During 2007 the property operated with an average occupancy of 92%, which was a 12% improvement from the prior year when, due to excessive vacancy loss, the property was unable to operate above breakeven.  Through the first quarter of 2008, occupancy was 96% which is historically higher then first quarter occupancy in prior years.  In the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The last site inspection report indicates that there are no deferred maintenance items at the site.  The investment general partner will continue to monitor the property’s performance and will perform a site inspection during the first half of 2008 to assess the physical condition of the property and review leasing strategies.  The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND.  In 2007 the property operated with an average occupancy of 86% which was down by 6% from the prior year.  As a result of the increase in vacancies, the property operated slightly below breakeven for 2007.  During the fourth quarter of 2007, occupancy improved and through the first quarter of 2008, average occupancy was 96%.  In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased.  This resulted in significantly more traffic.  In addition, management has begun a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips.  As a result, many problem tenants have been evicted and replaced with more stable tenants.  According to the new site manager, they are leasing up the units as fast they can turn them.  The investment general partner will continue to monitor the property’s performance and will perform a site inspection during the first half of 2008.  All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN.  Average occupancy for 2007 was 72%, with a fourth quarter average occupancy of 75%.  The property was operating below breakeven due to a combination of increased vacancy loss as well as a significant increase in turnover costs.  The property is located in a highly competitive area.  Recently new townhouse units with garages were built in the immediate market area, offering rents that are competitive with those at the Operating Partnership.  The Operating Partnership is comprised primarily of two and three bedroom units.  As a result, the majority of these units appeal to families.  The property has experienced an increase in turnover as the families move to the larger townhouse homes.  In early 2007, a Wal-Mart opened next to the property.  This had a significant impact on the property’s performance as the property became highly visible and was now located in a desirable area.  As such, occupancy improved to 96% as of March 2008 and had a first quarter 2008 average occupancy of 90%.  The investment general partner will continue to work with the operating general partner to monitor occupancy and ensure ongoing improvement.  A site inspection will be conducted during the first half of 2008.  All real estate tax, mortgage, and insurance payments are current.

(Series 27). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $734,794 and $1,012,504, respectively, in passive income tax losses that were passed through to investors and also provided $1.01 and $1.11, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 27 was $6,799,406 and $7,447,478, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,009,610) and $(2,229,898), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 85% in 2007, and the occupancy averaged 89% in the first quarter of 2008. There are limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to the declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. As a result of low occupancy combined with low rental rents, the property continues to experience negative cash flow. In addition, the property suffers from a high interest rate on the permanent mortgage. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits in accordance with his guarantee, which is unlimited in time and amount.  The mortgage, taxes, and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2007, due to increasing resident receivables and high operating expenses.  Occupancy was at 100% as of March 31, 2008.  Management has been pursuing and maintaining a more aggressive collection and eviction procedure.  The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely.  The operating general partner states that a 2% rent increase was effective for January 2008. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies.  Management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority and are waiting for a response.  Harlem is undergoing a great deal of urban revitalization.  The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance payments are current and the operating general partner is funding deficits as needed.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2007, average occupancy was 81% and the property operated below breakeven.  The property operated below breakeven due to low occupancy and high administrative, maintenance and bad debt expenses. As of March 31, 2008, the property was 76% occupied and it continued to operate below breakeven. Occupancy continued to struggle; however, delinquency loss had substantially improved.  A new regional manager was hired in January 2008.  The new regional manager is currently working on a plan to help increase occupancy and decrease expenses.  The plan includes increased local advertising, concessions to help increase occupancy, better screening of tenants, and a stricter policy on non-paying tenants, which will decrease bad debt.  The new regional manager is also researching ways to lower administrative and maintenance expenses.  The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and expenses decrease. In the second quarter of 2008, the investment general partner requested a third party shop to assess the leasing performance of the manager. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner’s operating deficit guaranty until they convert to permanent fixed rate financing. The operating general partner funds operating deficits as necessary. All tax, mortgage, and insurance payments are current.

(Series 28). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,379,843 and $1,609,005, respectively, in passive income tax losses that were passed through to investors and also provided $0.95 and $1.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 28 was $5,524,970 and $8,669,887, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(3,378,418) and $(5,760,322), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana.  During 2007, occupancy averaged 83% and fluctuated between a low of 67% and a high of 92% throughout the year. The 13% decline in occupancy was caused, in part, by a small rent increase, but the majority of the vacancy was from evictions filed for failure to pay rent, lease violators, or suspected criminal activity.  The property operated just below breakeven for the year and the accounts payable at the site remain an issue.  During the first quarter of 2008 the occupancy has declined further, averaging 79%.  Management continues to seek out ways to increase traffic and occupancy at the site.  Current measures include blanketing the immediate area with flyers, and working with local non-profit agencies and area employers, as well as initiating a resident referral program.  The operating general partner is funding deficits as necessary.  The guarantee is unlimited in amount until the end of the low income housing tax credit compliance period in 2012.  The investment general partner will continue to work with the operating general partner to help improve occupancy and assist with gaining another rent increase approval from Rural Development.  All real estate tax, mortgage, and insurance payments are current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana.  In 2006 the property operated below breakeven due to increased maintenance expenses caused by the repair of damages sustained during the 2005 hurricane season.  The property was insured, but damages were not great enough to cover the insurance deductible, and the repairs were paid for out of operations.  Although a small rent increase was applied in 2006, the rents were still insufficient to cover the expenses, which led to the deficit.  During 2007, rental rates were still insufficient to cover the normal operating expenses, which caused the partnership to remain below breakeven.  Management decided to implement a substantial increase of $50 per unit, which became effective upon lease renewal.  This caused significant vacancies as tenants moved out when their leases were up because they could not afford the new rates.  As a result, occupancy averaged only 82% for 2007.  Although much of the decline was due to the rent increase, it was also attributed to management’s efforts to evict non-paying and problem residents.  During the first quarter of 2008, occupancy declined further reaching a low of 58% in March 2008.  Management is adamant that improving the resident base will help operating results going forward.  The operating general partner is funding all deficits as necessary.  The guarantee is unlimited in time and amount.  The investment general partner will continue to monitor the property’s occupancy and operations, as well as assist management in determining how to improve operating results.  All real estate tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York.  The operating general partner reported that the 2008 first quarter occupancy was 93% and operations were stable. The 2007 average occupancy was 98% with operations above breakeven status. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien.  Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement.  The investment general partner’s repeated requests to restructure the loan went unheeded.  In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan.  The operating general partner’s response did not address the issue satisfactorily.  Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner.  The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved.  The investment general partner has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner’s continued funding, neither of which supports an extended legal battle for removal.  The investment general partner continues to monitor this property.  The mortgage, property taxes and insurance are current.  The tax credit delivery period ended in 2007, with the low-income housing tax credit compliance period expiring in 2011.

Sumner House LP (Sumner House Apartments) is a 79-unit property located in Hartford, CT.  Occupancy averaged 94% in 2007, finishing the year at 99% in December 2007.  In the first quarter of 2008 the property has maintained 100% occupancy.  Despite the high occupancy, the property operated significantly below breakeven in 2007 due to low rental rates.  In March 2007, the property had a fire that caused substantial smoke damage in the basement and parking facility.  As the property didn’t incur any structural damage, no units were taken off-line and the necessary repairs were completed during the second quarter of 2007.  The operating general partner is focused on establishing a better reputation for the neighborhood surrounding the property and is working with the local police to increase patrols.  For the past year and a half, the operating general partner implemented a strict resident selection process to improve the resident base as well as offer leasing concessions to help increase occupancy.  The operating general partner continues to fund all deficits.  Taxes, insurance, and mortgage payments are current.

(Series 29). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $2,156,438 and $2,929,215, respectively in passive income tax losses that were passed through to investors, and also provided $0.97 and $1.18, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 29 was $3,506,468 and $6,221,809, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(3,076,775) and $(4,297,339), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven in 2005 and 2006 due to low occupancy, which averaged 72% in 2005 and fell to 47% in 2006. The site has no central office and the laundry room was boarded up due to vandalism. A site visit performed in the first quarter of 2007 revealed the property is in poor physical condition and there is management presence. Historically, the operating general partner has been slow in reporting financial and occupancy data. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears of its mortgage and that the lender had issued a notice of default. The operating general partner has no plans to fund the property or to present a workout plan to the lender. The lender replaced on-site management with a third-party management company. The lender holds both debt and replacement reserve accounts, the latter of which was depleted to fund unit turnovers and bring the property to a saleable condition, rather than to foreclosure.  The investment general partner and lender continue to discuss their options; however, any workout plan would include replenishing reserves and paying down the outstanding mortgage.  As a result foreclosure is likely. The investor general partner will continue negotiations with the operating general partner in an effort to maintain operations and avoid foreclosure that appears imminent at this time. If foreclosure occurs, the Operating Partnership will lose remaining credits of $47,356 and experience estimated recapture and interest of $203,312.  This represents an estimated loss of future credits and recapture and interest of $12 and $51, respectively, per 1,000 BAC.  The investment general partner has confirmed that taxes and insurance are current.

In December, the lender polled the bondholders for their preference in resolving the default.  They were given the options of foreclosure sale, an 18-month debt forbearance as part of a workout plan, or refinancing the property.  Although the bondholders showed no specific preference, the lender continues to review debt resolution through sale.  Occupancy has increased and fluctuates between 92% and 96%; however, the interest expense remains high and the debt service remains outstanding.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX.  Despite average occupancy of 79% during 2007, the property operated above breakeven due to a rent increase during the year.   In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007.  Occupancy showed signs of improvement during the first quarter of 2008 increasing to 79% from 73% in the fourth quarter of 2007.  The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit, senior property located in Richmond, VA.  In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire.  The operating general partner received an initial insurance payment totaling $500,000 and at that time it was determined that the building should be razed due to the significant fire and water damage. In the third quarter 2004, the lender approved the release of sufficient insurance proceeds of $148,000 to raze the property.  After bidding the property repairs, the operating general partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The operating general partner’s primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more than $10,000.  The operating general partner appealed their initial determination regarding additional coverage and in February 2006 the appeal was denied.

The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company’s estimate to rebuild the community minus the code change upgrades in dispute. The lender is currently holding the insurance proceeds.  The operating general partner was able to reduce the original construction budget by $1,167,306.  The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget greatly reduced the originally anticipated shortfall of $1,257,519.  As a result, in early October 2006, the operating general partner received a commitment letter from the Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000.  The construction of the project started in early November 2006, and was expected to be complete within nine to ten months. However, the partnership encountered some difficulties with permits during the early stages of construction, causing construction delays. The property received final certificates of occupancy in early January 2008.  As of March 2008, the property was 20% occupied. The property is expected to be fully leased-up by September 2008.

Jackson Partners, LP, (Arbor Park Apartments) is a 160-unit property located in Jackson, Mississippi.  In 2007, occupancy averaged 90% and the property operated below breakeven.  High utility and maintenance expenses, along with high delinquency loss, were the main causes of below breakeven operations. In the first quarter of 2008, occupancy averaged 80% and the property continued to operate below breakeven.  The regional manager was terminated and a new regional manager was hired to improve operations. The investment general partner will work with management to improve occupancy, reduce maintenance/turnover expenses, and lower delinquency loss. Utility expenses are high due to exorbitant water rates from the City of Jackson. This issue has been addressed with management; the investment general partner will continue to work with management to mitigate high water costs. All tax, mortgage, and insurance payments are current.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2007, average occupancy was 81% and the property operated below breakeven.  The property operated below breakeven due to low occupancy and high administrative, maintenance and bad debt expenses. As of March 31, 2008, the property was 76% occupied and it continued to operate below breakeven. Occupancy continued to struggle; however, delinquency loss had substantially improved.  A new regional manager was hired in January 2008.  The new regional manager is currently working on a plan to help increase occupancy and decrease expenses.  The plan includes increased local advertising, concessions to help increase occupancy, better screening of tenants, and a stricter policy on non-paying tenants, which will decrease bad debt.  The new regional manager is also researching ways to lower administrative and maintenance expenses.  The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and expenses decrease. In the second quarter of 2008, the investment general partner requested a third party shop to assess the leasing performance of the manager. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner’s operating deficit guaranty until they convert to permanent fixed rate financing. The operating general partner funds operating deficits as necessary. All tax, mortgage, and insurance payments are current.

(Series 30). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $832,248 and $1,267,331, respectively, in passive income tax losses that were passed through to investors and also provided $0.83 and $0.16, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 30 was $4,341,662 and $5,755,599, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,581,867) and $(2,864,146), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Bellwood Four, LP (Whistle Stop Apartments) is a 28-unit family complex in Gentry, AR.  Through the first quarter of 2008, occupancy averaged 94%, a significant increase from the 2007 average of 85%.  In 2007, many initiatives were taken to help the property, such as improving the exterior curb appeal of the property, improving the resident selection criteria, and improved rent collections.  The property operated below breakeven, even with operating expenses decreasing by 12% from 2006 levels.  All taxes, mortgage, and insurance payments are current.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure.  The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim.  The lender had been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $741,543 and $209,111, respectively.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure.  The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim.  The lender had been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the foreclosure of the investment general partner’s interest has been recorded. Recapture and interest resulting from this 2006 event are estimated to be $642,208 and $184,459, respectively.

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Despite low occupancy, the property operated above breakeven in 2006 due to a favorable debt structure where a portion of the property’s debt service is payable only if there is surplus cash.  The property operated with a significant cash deficit in the first quarter of 2007 due to low occupancy, which was caused by application processing delays at the management company’s corporate office which was understaffed.  Many prospective residents were discouraged by the delays and often chose to live elsewhere. The investment general partner worked with the operating general partner to improve his affiliated management company’s policies and procedures to increase application-processing speed and improve leasing techniques. As of December 31, 2007, occupancy improved to 100%, and occupancy averaged 95% through the first quarter of 2008.  In 2008, advertising expenses are expected to decrease since occupancy has seen significant improvements.  Utilities increased due to seasonal usage and are expected to stabilize.  Additionally, management is researching a “Co-Gen” energy system, which utilizes micro-turbines and natural gas to produce heat as a by-product.  The payback analysis has not been completed at this time.  Contractual services increased in the first quarter because the grounds service company was not billing the property in a timely manner.  Therefore, accumulated invoices from the past year were all received in the first quarter of 2008.  The property has terminated its contract with this company and going forward grounds will be maintained in-house.  To further reduce expenses, Pen Bay Builders is also going to take over the full janitorial contract.  The operating general partner funded the 2007 cash deficit by deferring fees owed to his management company and his maintenance company (Pen Bay Builders).  All tax, insurance, and mortgage payments are current. The operating general partner’s operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA.  This property has had inconsistent occupancy levels since 2003.  In 2007 occupancy improved to 93% from the 2006 average of 89%. In 2007 the property operated below breakeven due to increased utility and administrative expenses.  In 2007, the driveway was repaved and areas of the exterior siding were repaired to help improve the curb appeal of the property.  The investment general partner will continue to monitor occupancy and work with the operating general partner to improve operations.  The operating general partner will continue to fund the property as needed in order to complete physical improvements and cover any operating deficits that arise.  The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas.  Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location.  Despite average occupancy of 87% during 2007, the property operated above breakeven mainly due to a rent increase during the year.  The 2007 occupancy suffered due to the termination of the site manager and evictions of undesirable tenants involved in drug related activity.  It is reported that no illegal activity took place on the property but several good tenants chose to leave as well.  The management company immediately trained a new site manager and focused on marketing and outreach.  As a result, the fourth quarter occupancy rose to an average of 82%.  Occupancy continues to show signs of improvement averaging 89% for the first quarter of 2008. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ends in 2008 and the low income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia.  The property’s occupancy has struggled in a highly competitive market.  The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy improved to an average of 88% in 2006 and 95% in 2007. Expenses remained high and resulted in operations just below breakeven in 2007.  In the fourth quarter of 2007, the operating general partner successfully contested the property tax assessment, resulting in a savings of $7,551 for the property.  Through the first quarter of 2008, occupancy averaged 98%. The operating deficit guarantee remains in effect until 2011.  The mortgage, taxes and insurance are all current.

(Series 31). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $2,055,082 and $2,427,967, respectively, in passive income tax losses that were passed through to investors and also provided $1.03 and $1.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 31 was $5,822,035 and $9,108,735, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(3,412,504) and $(4,208,462), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will continue to decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

Summerdale Partners LP, II (Summerdale Commons - Phase II) is a 108-unit property located in Atlanta, GA.  Starting in 2005, under the stewardship of the former operating general partner, the property began to deteriorate both physically and financially.  At the end of the fourth quarter 2007, occupancy had fallen to 58%.  The operating general partner refused to honor his guaranty to support operating deficits and the deficits resulted in unacceptably high payables, various liens and a large amount of deferred maintenance.  Thirty percent of the units are public housing units that receive an insufficient subsidy under the Section 9 program of $200/month.  Because of a deteriorating relationship with the operating general partner, the Atlanta Housing Authority which, in addition to administering the Section 9 contract, holds the second mortgage on the property, was unwilling to address the insufficient subsidy while the former operating general partner remained in place.

In the fourth quarter of 2006, the investment general partner and the Authority began seeking a replacement operating general partner.  Although a number of parties were identified all ultimately declined because of the magnitude of the property’s capital needs and liens/payables. Even though no alternative third party operating general partner was identified, the investment general partner proceeded to remove the operating general partner. In June 2007, the special limited partner issued a removal notice, and in October 2007, an affiliate of the investment general partner was inserted as the new operating general partner.

In July 2007, the first mortgage lender notified the Operating Partnership that the Operating Partnership was in default due to the existence of liens and insufficient level of replacement reserves (based upon a physical needs assessment that the lender had commissioned). In August 2007, the first mortgage lender accelerated the debt, based on these defaults, although debt payments were at this time current.  In September 2007, the investment general partner and the Atlanta Housing Authority proposed a tentative plan to recapitalize and reposition the property.   This included substituting a Section 8 contract on 40% of the units for the existing Section 9 contract and identified $1.2 million in funding sources, $400,000 of which was to come from the replacement reserves held by the first mortgage lender.

The first mortgage lender rejected the proposal and proceeded to initiate a foreclosure by advertisement.  Although discussions were ongoing between the first and second mortgage lender regarding the potential purchase of the first mortgage debt, the first mortgage lender was unwilling to postpone the foreclosure sale, scheduled for December 4, 2007.

In order to prevent foreclosure sale from occurring, the Operating Partnership filed bankruptcy under Chapter 11 on December 3, 2007.  At the time of filing, the investment general partner believed that a viable Plan of Reorganization could be crafted, essentially similar to the recapitalization plan formulated in September 2007 and outlined above.  However, soon into the bankruptcy case, it became evident that the Authority was not willing to firmly commit to providing the subsidy upon which any viable Plan of Reorganization would depend.  Without the Authority’s firm commitment, the ability of the Operating Partnership to attract new capital to remediate the property’s condition disappeared.

As a result, the debtor and secured lenders agreed before the Court that there was little prospect of reorganizing and that the first mortgage lender should be allowed to advertise during January 2008. The foreclosure sale occurred on February 5, 2008, with the first mortgage lender bidding in the property for $1,280,000. As a result of the foreclosure, the Operating Partnership lost future credits of $557,088 and will record recapture of $1,611,997 on its 2008 tax return. This represents estimated credits and recapture of $124 and $358, respectively, per 1,000 BACs.  In addition, an impairment loss in the amount of $594,947 was recorded to reduce the investment balance to zero, as of December 31, 2007.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX.  During 2007, the property operated well above breakeven as occupancy increased by 7% from the prior year and rental increases were approved.  Pilot Point has had to contend with a declining local economy in recent years, as there has been a reduction in the population from the area due to a lack of jobs.  The closest large employers are thirty to forty miles away.  Management also received approval for an additional rent increase beginning January 1, 2008.  While occupancy improved throughout 2007 to average 91% for the year, it did dip back down to end the year at 85% as there were an inordinate amount of move-outs during the fourth quarter of 2007.  Through February 2008, occupancy is 84%.  Despite the improved annual performance, the investment general partner will continue to monitor the property’s occupancy and operations to ensure occupancy picks back up.  All taxes, insurance and mortgage payments are current.

Seagraves Apartments LP (Western Hills Apartments) is a 16-unit development located in Ferris, Texas. In 2006, due to market conditions, occupancy dropped to 80% for the year.  Average occupancy improved to 90% in 2007; however, this was not enough to allow the property to breakeven.  As the property is very small, slight changes in occupancy have a significant effect on the overall operations.  Operating expenses are higher than state average on a per unit basis.  Maintenance expense has steadily increased over the last few years due to increased deferred maintenance as the property ages.  Management increased marketing efforts in the area including fliers and newspaper ads, and as of March 2008, had increased occupancy to 88%.  The investment limited partner will work with management to continue to improve and stabilize occupancy while reducing controllable expenses.  All taxes, mortgage, and insurance payments are current.

(Series 32). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,563,729 and $2,175,230, respectively in passive income tax losses that were passed through to investors, and also provided $0.91 and $0.92, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 32 was $8,742,643 and $12,004,644, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(3,623,702) and $(5,934,668), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

Pecan Manor Partnership (Pecan Manor Apartments) is a 40-unit development located in Natchitoches, Louisiana.  Despite occupancy averaging 97% in 2006, and overall operating expenses which were in line with state averages, inadequate rental rates caused the property to operate below breakeven in 2006.  Occupancy remained strong averaging 95% throughout 2007.  In 2007 the property received approval for a 15% rent increase.  The increase went into effect upon new move-ins and lease renewal.  Due to the rent increase and strong occupancy, the property is operating back above breakeven status.  All real estate tax, mortgage and insurance payments are current.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit, two building property located in Old Bridge, New Jersey.  Historically this property operated with a cash flow deficit, high accounts payable, and under-funded replacement reserves.  Occupancy in 2007 averaged 100% for the entire year.  Despite the high occupancy, the property operated below breakeven in 2007 due to high debt service and operating expenses.  In the first quarter of 2008, the property maintained 100% occupancy. The property’s debt service represents about 50% of its total income.  The operating general partner was able to refinance the debt in 2004 and continues to explore further refinancing options.  The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana.  The property has historically operated below breakeven as a result of low occupancy.  During 2006, occupancy averaged 79% and in 2007 average occupancy improved to 86%.  The property suffered cash losses of ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively, and the property operated slightly above breakeven for the first quarter of 2008. The property’s physical appearance and condition is good; however, management has been ineffective.  The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies.  The operating general partner has engaged five management companies in five years, with the most recent change occurring in early 2008.  To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage and taxes are current.  However, the operating general partner has a portfolio of properties in Michigan, some of which are operating at deficits, so its ability to continue to fund operating deficits for Clear Creek Apartments may be limited.

Martinsville I Limited (Martinsville Apartments) is a 13-unit project located in Shelbyville, KY.  Occupancy averaged 85% in 2007, a slight increase from the 2006 average of 80%.  In the fourth quarter of 2007, a resident filed a complaint with the Kentucky Housing Agency, the Section 8 broker, regarding safety concerns in and around the site.  As a result of this, the Kentucky Housing Agency began granting residents the option to transfer to other properties.  The investment general partner is working diligently with the operating general partners to address the safety concerns by exploring a number of security initiatives to implement.  These initiatives include a neighborhood block watch program, improved communications between the property staff and local police officials, adding security cameras to the exterior, and increased security lighting.  A petition was sent to the Mayor, the Governor, and other officials to increase crime control in the neighborhood.  As of January 2008, the Kentucky Housing Agency verbally stated they will once again approve applications for occupancy once the security initiatives are acted upon.  The operating general partner has indicated they will no longer fund operating deficits going forward, or fund the needed security improvements. The accounts payable balance continues to increase, taxes are currently due and the mortgage payments are delinquent. The investor general partner will continue negotiations with the operating general partner in an effort to maintain operations and avoid foreclosure that appears imminent at this time. If foreclosure occurs, the Operating Partnership will lose future credits of $203,677 and experience estimated recapture and interest of $239,787.  This represents estimated credits and recapture and interest of $42 and $49, respectively, per 1,000 BAC.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York.  The property operated below breakeven in 2005, 2006 and 2007 due to high utility, maintenance and administrative expenses combined with collection loss.  Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority and are awaiting approval.  A site visit by the investment general partner is planned in the second quarter of 2008.  The operating general partner stated that a formal rent increase of 2% was effective January 1, 2008. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court.  Collections remain an ongoing and serious issue.  Physical occupancy was 100% as of March 31, 2008. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents.  The investment general partner continues to work with the operating general partner to improve operations.  The operating general partner continues to fund deficits as needed.  The mortgage and insurance payments are current.  The property pays no real estate taxes as the result of a tax-exempt status.

(Series 33). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,019,018 and $956,452, respectively in passive income tax losses that were passed through to investors, and also provided $0.85 for both years in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 33 was $6,206,010 and $7,872,995, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the

Series was $(1,889,804) and $(2,627,734), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will continue to decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit, two building property located in Old Bridge, New Jersey.  Historically this property operated with a cash flow deficit, high accounts payable, and under-funded replacement reserves.  Occupancy in 2007 averaged 100% for the entire year.  Despite the high occupancy, the property operated below breakeven in 2007 due to high debt service and operating expenses.  In the first quarter of 2008, the property maintained 100% occupancy. The property’s debt service represents about 50% of its total income.  The operating general partner was able to refinance the debt in 2004 and continues to explore further refinancing options.  The mortgage, taxes, insurance and payables are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed its issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007 occupancy reached 90%, and occupancy has remained at 90% throughout the first quarter of 2008.

Despite the improvement in occupancy, the property operated below breakeven in 2007 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system is rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Management is currently looking into an alternative energy system that could substantially reduce the heating costs at the property.  Chip-tech toured the property in May and felt the property would be an ideal candidate for its wood chip technology which uses wood chips rather than oil to produce heat.  The engineer is in the process of preparing the payback analysis.  If the analysis is favorable, management plans to apply for a loan through Maine State Housing Authority and RD to implement the energy upgrades.  The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

(Series 34). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,745,326 and $1,684,893, respectively in passive income tax losses that were passed through to investors, and also provided $.98 for both years in tax credits per BAC to the investors.

As of March 31, 2008 and 2007 Investments in Operating Partnerships for Series 34 was $7,235,804 and $10,044,251, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the Series was $(3,182,480) and $(3,857,900), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. Despite overly burdensome debt service, rising vacancy and delinquency loss, the property operated above breakeven in 2007. The debt service for 2007 totaled 48% of the property’s total income.  A new screening policy was implemented in December 2007, which helped management to strengthen the property’s resident base and mitigate delinquency loss. The investment general partner will continue to work with the operating general partner to improve collections.  Occupancy decreased in the fourth quarter of 2007 and into the first quarter of 2008 due to the opening of a new development of 375 single-family homes near the property. The homes are part of an affordable home ownership program; monthly mortgage payments are comparable to Summer Park’s monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. Increased vacancy caused the property to operate below breakeven in the first quarter of 2008. As of March 31, 2008, the property was 86% occupied. Any operating deficits through the compliance period are guaranteed by the operating general partner’s operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments), is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven as a result of low occupancy, which averaged 79% in 2006, but improved to 81% average occupancy in 2007.  The property suffered cash losses of ($50,619), ($71,828) and ($66,013) for the years 2005, 2006, and 2007, respectively.  During the first quarter of 2008 occupancy averaged 82% and the property operated below breakeven. The property’s physical appearance and condition is good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies. The operating general partner has engaged five management companies in five years.  The operating general partner’s unlimited operating deficit guarantee expired as of July 31, 2003.  The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property’s operations in the fourth quarter of 2006.  At the end of the first quarter 2008, the Operating Partnership is four months delinquent on its mortgage.  To date, the lender has not declared the loan in default and a forbearance agreement has been reached in principle, which would modify the loan payments to include unpaid interest. It is anticipated a formal forbearance agreement will be completed in the second quarter of 2008. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia.  The property’s occupancy has struggled in a highly competitive market.  The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy improved to an average of 88% in 2006 and 95% in 2007. Expenses remained high, resulting in operations just below breakeven in 2007. In the fourth quarter of 2007, the operating general partner successfully contested the property tax assessment, resulting in savings of $7,551 for the property.  Through the first quarter of 2008, occupancy averaged 98%. The operating deficit guarantee remains in effect until 2011.

(Series 35). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2008 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $1,494,963 and $1,308,973, respectively in passive income tax losses that were passed through to investors and also provided $.97 for both years in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 35 was $9,704,927 and $12,312,793, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(2,980,268) and $(2,366,309), respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Tennessee Partners XII, LP (Autumn Park) is a 104-unit property located in Dickson, Tennessee. In 2007, occupancy averaged 96% and the property operated above breakeven. A refinance in 2007 lowered monthly debt service payments and allowed the property to achieve above breakeven operations. The refinance reduced the property’s bonds from $5,000,000 to $3,125,000. The property continued to operate above breakeven in the first quarter of 2008. As of March 31, 2008, the property was 98% occupied. All taxes, insurance, and mortgage payments are current for this property.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA.  Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area.  Average occupancy improved to 92% in 2007 as new jobs brought additional qualified residents to the market.  Through the first quarter of 2008, average occupancy was 88%.  Management states they had residents who did not meet standards of occupancy and they evicted those tenants in the third and fourth quarters of 2007, which accounts for the decline in occupancy.  In addition, management changed their marketing strategy due to the fact that they were receiving mostly over-qualified applicants.  A slight increase in their advertising budget supports that strategy.  Additional focus placed on improving collections has helped management to maximize rental income.  The Operating Partnership continues to operate below breakeven status.  Real estate tax, insurance and mortgage payments are current.  The operating general partner’s obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2007, occupancy averaged 93% and the property operated below breakeven due to low occupancy in the beginning of the year, high maintenance expenses, and high debt service payments. Debt service payments represented 45% of the property’s total income in 2007. As of March 31, 2008, the property was 88% occupied. The property continued to operate below breakeven in the first quarter of 2008 due to vacancy loss, high seasonal heating costs, and high debt service. Management is conducting outreach on a daily basis and advertising in local newspapers and rental publications to improve occupancy. To offset high debt service, management implemented a rent increase in January 2008. The rent increase will increase gross potential rent by $2,000/month. With the rent increase in place, and assuming high seasonal operating expenses normalize in the spring months, the property should operate above breakeven in the second quarter of 2008. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the property’s end of compliance in 2015.  All real estate taxes, insurance and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. With an average occupancy of 85% in 2007 the property operated below breakeven. The property struggles with low occupancy due to soft market conditions coupled with ineffective site management. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The operating general partner has addressed the previously ineffective management team by replacing the regional manager and the on-site manager. The new management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent-free pro-rated over 12 months. Management is also working with a local housing authority in an effort to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management reports that the resident profile and retention are greatly improved. As of March 2008, the property is 84% occupied and 88% leased.  The property is still operating below breakeven through the first quarter of 2008.  The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property’s occupancy and operations.

(Series 36). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $1,432,051 and $1,339,451, respectively in passive income tax losses that were passed through to investors, and also provided $0.93 and $0.92, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 36 was $6,035,254 and $7,598,987, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,820,515) and $(2,207,906), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Annadale Housing Partners (King’s View Apartments) is a 222-unit property located in Fresno, CA.  The property operated below breakeven in 2007 due to decrease in occupancy.  Occupancy has been an issue for Annadalde for several years, but saw a steady decline in 2007 averaging 79% for the year.  The Operating Partnership is located in one of the most violent gang and high crime areas in the city of Fresno, CA.  Crime has increased substantially over the past two years.  Management spends approximately $11,500 per month on private security. The operating general partner estimates that in reality the site requires $30,000 - $60,000 per month in private security to effectively secure the property.  Management has been working closely with the police department.  Over the past few months the police department has diverted resources from other areas of the city to the King’s View neighborhood.  This has made a positive impact on the area but the operating general partner is doubtful that the impact will be long lasting.  As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding applicants and maintaining a quality resident profile.  Most of the good residents continue to move out of the area.  Management continues to work with police, the City of Fresno and the Housing Authority for support. As a result of the efforts of management, occupancy has increased in the first quarter of 2008, averaging 88% in March 2008.  The investment general partner will continue to monitor occupancy and management’s efforts going forward.

(Series 37). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 7 properties at March 31, 2008 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,317,284 and $1,308,983, respectively in passive income tax losses that were passed through to investors and also provided $0.97 in both years in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 37 was $9,109,138 and $10,765,794, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,930,779) and $(1,477,871), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. Despite overly burdensome debt service, rising vacancy and delinquency loss, the property operated above breakeven in 2007. The debt service for 2007 totaled 48% of the properties total income.  A new screening policy was implemented in December 2007, which helped management to strengthen the property’s resident base and mitigate delinquency loss. The investment general partner will continue to work with the operating general partner to improve collections.  Occupancy decreased in the fourth quarter of 2007 and into the first quarter of 2008 due to the opening of a new development of 375 single-family homes near the property. The homes are part of an affordable home ownership program; monthly mortgage payments are comparable to Summer Park’s monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. Increased vacancy caused the property to operate below breakeven in the first quarter of 2008. As of March 31, 2008, the property was 86% occupied. Any operating deficits through the compliance period are guaranteed by the operating general partner’s operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA.  Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area.  Average occupancy improved to 92% in 2007 as new jobs brought additional qualified residents to the market.  Through the first quarter of 2008, average occupancy was 88% year-to-date.  Management states they had residents who did not meet standards of occupancy and they have recently evicted those tenants in the third and fourth quarters of 2007 which accounts for the decline in occupancy. In addition, management has changed their marketing strategy due to the fact that they were receiving mostly over-qualified applicants.  A slight increase in their advertising budget supports that strategy.  Additional focus placed on improving collections has helped management to maximize rental income.  The Operating Partnership continues to operate below breakeven status.  Real estate tax, insurance and mortgage payments are current.  The operating general partner’s obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed its issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter and strong occupancy was maintained in the third and fourth quarters of 2007. As of December 31, 2007 occupancy reached 90%, and occupancy has remained at 90% throughout the first quarter of 2008.

Despite the improvement in occupancy, the property operated below breakeven in 2007 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Management is currently looking into an alternative energy system that could substantially reduce the heating costs at the property.  Chip-tech toured the property in May and felt the property would be an ideal candidate for its wood chip technology which uses wood chips rather than oil to produce heat.  The engineer is in the process of preparing the payback analysis.  If the analysis is favorable, management plans to apply for a loan through Maine State Housing Authority and RD to implement the energy upgrades.  The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI.  Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt.  As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints.  Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven.  To date, the operating general partner has supported the operating deficits and the mortgage, insurance and taxes are current.  However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas may be limited.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  In the first quarter of 2008, occupancy averaged around 80%, with occupancy at the end of the quarter reaching 85%; however, the property continued to operate below breakeven.  The investment general partner is closely monitoring the new management company’s ability to increase occupancy and cash flow.

(Series 38). As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $957,600 and $793,633, respectively, in passive income tax losses that were passed through to investors and also provided $0.94 for both years in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 38 was $10,629,006 and $11,563,324, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,217,122) and $(1,510,973), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs. It is anticipated that future net losses will decrease from the amount reported in the current year, as the impairment losses are not expected to have as significant an effect on future years.

(Series 39). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $977,714 and $992,471, respectively, in passive income tax losses that were passed through to investors. The series also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 39 was $8,575,183 and $10,148,743, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,814,271) and $(1,538,626), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Timber Trails I Partnership (Timber Trails Apartments) is a 32-unit development located in Ball, Louisiana.  Despite occupancy averaging 95% during 2007, the partnership operated below breakeven.  Occupancy declined slightly from 2006 as a result of a rent increase as well as evictions being filed on residents for non-payment of rent.  This, in turn, increased administrative and maintenance expenses due to legal and turnover costs.  Although the turnover costs resulted in the partnership operating below breakeven in 2007, the manager is adamant that the better tenant base will help improve operations going forward.  The operating general partner continues to work with Rural Development in an effort to gain approval for another rent increase; however, it is cautious of the possible vacancies it may cause.  During the first quarter of 2008, occupancy has declined to average 85%.  This is directly attributed to management evicting several tenants for failure to pay rent, as well as lease violations.  The operating general partner has funded deficits to date; however, the guarantee expired in 2004.  The investment general partner will continue to monitor the property’s occupancy and operations closely, as well as assist management in determining ways to increase revenue and reduce operating expenses.  All real estate tax, mortgage, and insurance payments are current.

Arbors at Ironwood, LP (Arbors at Ironwood) is an 88-unit family property located in Mishawaka, IN.  Occupancy was 97% in the first quarter of 2007, 95% in the second quarter, and 98% through both the third and fourth quarters. The site manager continues to hold resident appreciation activities.  In 2007 the property continued to reduce bad debt from $16,115 in 2006 to $6,256 in 2007.  The property operated above breakeven for the year.  Occupancy remained high in the first quarter of 2008, averaging 98%. The taxes, insurance, and mortgage payments are all current.

In January 2008 the operating general partner began negotiations to sell his interest. The prospective buyer has worked with the investment general partner in the past, and specializes in improving under-performing properties. The sale was expected to close in May 2008.

(Series 40). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $1,148,216 and $1,266,852, respectively in passive income tax losses that were passed through to investors. The series also provided $0.92 for both years in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 40 was $10,446,429 and $12,803,828, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(2,695,404) and $(2,177,601), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Arbors at Ironwood II, LP (Arbors at Ironwood) is a 40-unit family property located in Mishawaka, IN. In 2005, average occupancy declined to 85%, but improved quickly throughout 2006 for an annual average of 91%.  This improvement continued in 2007 with occupancy averaging 95% for the year. However, due to high administrative costs and bad debt the property continues to operate below breakeven. The site manager continues to hold resident appreciation activities.  Management continues to focus on reducing bad debt expense by attention to the applicant screening process. In the first quarter of 2008, occupancy averaged 98%. The taxes, insurance, and mortgage payments are all current.

In January 2008 the operating general partner began negotiations to sell his interest. The prospective buyer has worked with the investment general partner in the past, and specializes in improving under-performing properties. The sale was expected to close in May 2008.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI.  Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt.  As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints.  Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven.  To date the operating general partner has supported the operating deficits and the mortgage, insurance and taxes are current.  However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas may be limited.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  In the first quarter of 2008, occupancy averaged around 80%, with occupancy at the end of the quarter reaching 85%; however, the property continued to operate below breakeven.  The investment general partner is closely monitoring the new management company’s ability to increase occupancy and cash flow.

(Series 41) As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 21 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,548,644 and $2,086,960, respectively in passive income tax losses that were passed through to investors and also provided $0.77 and $0.90, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 41 was $8,842,020 and $10,559,816, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For years ended March 31, 2008 and 2007, the net income (loss) of the series was $(2,132,436) and $(2,288,843), respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements.  In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%.  The settlement included attorney’s fees for the plaintiffs in the amount of $1,125,000 plus $123,697 in costs.  The State Appeals Court upheld the judgment in the fourth quarter of 2006.  The investment general partner has been pursuing payment, and on April 21, 2008, the deficiency was settled though mediation for a total of $3,950,000.  The payment plan requires that cash payments of $1,650,000 be made within 200 days of Settlement, and the remaining $2,300,000 be paid over time, secured by the defendant’s interests in 8 real estate holdings.  To date $1,300,000 has been collected.

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls.  The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000.  During the first quarter 2008, the Operating Partnership received $1,993,500 in damages to date.  The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs.  The balance of the settlement held in reserves is anticipated to complete the necessary repairs and associated landscaping.

The operating general partner of Breeze Cove Limited Partnership entered into an agreement to sell the property and the transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  After payment of the outstanding mortgage balance of approximately $1,828,883, the proceeds to the investment general partner were $535,278, all of which were allocated to Series 20.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the sale of the investment general partner interest has been recorded.

Brookstone Place II Apartments (Brookstone Place II LDHA, LP), is a 72-unit family property located in Port Huron, MI.  The property operated below expectations for several years due to regional economic weakness, the market’s saturation with moderate-income properties and the operating general partner’s inability to identify and maintain consistent management at the site and regional levels.

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

In the fourth quarter of 2006, an unrelated third-party buyer offered to purchase all of the interests of the Operating Partnership and redeem the property from the bank during the redemption period for consideration of providing IRS Section 42 Disposition Bonds that would allow the investment limited partners to avoid recapture.  The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property.  The sale of the interests and redemption of the property by the Operating Partnership closed on January 26, 2007. The sales price was $2,763,894, which included the outstanding mortgage balance of $2,588,606, closing costs of $5,849, and the cost of the IRS Section 42 Disposition Bonds of approximately $169,439. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partner’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village), is a 12-unit family property located in Mt. Carroll, IL. In 2007, the property had an average occupancy of 74% and operated below breakeven.  The market that the property is located in is a depressed rural area.  In 2006, two of the units had lost rental assistance from RD due to being vacant for at least six months.  Since that time, these units have not been leased due to an inability to find tenants who can afford the rents without RD rental assistance.  According to the operating general partner, there is little chance of re-attaining that rental assistance, as the units would need to be occupied first. The reason the units were vacant for at least six months was market related.  They are currently rent ready and have been since 2006.  The other 10 units are leased and through April 2008 average occupancy is 83% (2 vacant).  Given the unlikelihood of leasing up the two units without rental assistance, it will be difficult to improve occupancy, and the operating general partner will need to find ways to reduce controllable expenses in order to breakeven.  The investment general partner will work with the operating general partner to explore ways to lease up the two units, including attaining rental assistance again. The mortgage, property taxes, and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington.  The partnership operated above breakeven in 2006.  However, the 2006 overall average occupancy of 84% declined to 65% in December 2006 due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants.  A new site staff was hired early in 2007 and the current site manager has been able to restore occupancy to 90% as of December 31, 2007.  The property operated slightly below breakeven in 2007. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated.  The taxes, mortgage and insurance are all current.

(Series 42). As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 23 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $1,336,507 and $1,979,460, respectively in passive income tax losses that were passed through to investors and also provided $0.90 and $0.98, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 42 was $12,469,734 and $14,051,858, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,747,899) and $(2,002,788), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana.  Despite occupancy averaging 99% in 2006, the property operated below breakeven due to costs to repair damages sustained during the 2005 hurricane season.  The property did receive insurance proceeds to cover most of the repairs, but some damages were not covered and were paid for out of operations.  Additionally, the partnership had to cover the cost of the insurance deductible out of operations.  During 2006 the utility expenses (water, sewer and electric) increased approximately $141 per unit.  The increase in costs continued throughout 2007 as a direct result of hurricane aftermath.  During the first half of 2007, a $50 per unit rent increase was implemented upon move in and lease renewal.  This caused occupancy to decline by approximately 13%.  Tenants had to move because they could not afford the new rates or due to evictions being filed for non-payment.  Although occupancy rebounded during the fourth quarter of 2007 to 93%, the year-to-date average was only 87%.  The decreased occupancy combined with increased costs caused the partnership to operate below breakeven for the year.  All real estate tax, mortgage, and insurance payments are current.  The investment general partner will continue to monitor the property’s occupancy and operations, as well as assist management in determining ways to increase revenue and reduce operating expenses.  The operating general partner’s guarantee expired in 2005.  All real estate tax, mortgage, and insurance payments are current.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements.  In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%.  The settlement included attorney’s fees for the plaintiffs in the amount of $1,125,000 plus $123,697 in costs.  The State Appeals Court upheld the judgment in the fourth quarter of 2006.  The investment general partner has been pursuing payment, and on April 21, 2008, the deficiency was settled though mediation for a total of $3,950,000.  The payment plan requires that cash payments of $1,650,000 be made within 200 days of Settlement, and the remaining $2,300,000 be paid over time, secured by the defendant’s interests in 8 real estate holdings.  To date $1,300,000 has been collected.

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls.  The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000.  During the first quarter 2008, the Operating Partnership received $1,993,500 in damages to date.  The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs.  The balance of the settlement held in reserves is anticipated to complete the necessary repairs and associated landscaping.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing.  Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow.  One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee.  In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed over $190,000 to the Operating Partnership to fund the property’s operating deficits.  Occupancy for 2007 averaged 92% and occupancy the first quarter of 2008 averaged 91%.  The property operated below breakeven in 2007 and the first quarter of 2008.  However, there was an improvement in operations over 2007. This improvement is due in part to the operating general partner refinancing the debt in July 2007 to a much lower interest rate.  Under the new debt service and assuming expenses are maintained in line with those of 2007, the property should be able to breakeven at 93% occupancy. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and operating partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO.  The property’s operations suffered as a result of low occupancy, and the property expended cash in 2006. In response to substandard property operations, the management company replaced the site manager in the third quarter of 2006. This had a positive effect on occupancy, with occupancy for 2007 and the first quarter 2008 averaging 97%, and the property operated slightly above breakeven. All real estate taxes, insurance, and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.

TS Housing, LP (Tiffany Square Apartments) is a 52-unit family property located just outside Denver in Lakewood, CO.  Parts of the property developed structural issues related to the floor joists, which resulted in uneven floors and required extensive repairs.  Eight units were off-line for over six months while management attempted to remediate the issue.  As a result of lower revenue from the down units, and increased maintenance expenditures, the property expended cash of ($19,023) in 2006.  During 2007, average occupancy was 91% and the unaudited financial statement show that the property operated below breakeven.  All real estate taxes, insurance, and mortgage payments are current.  While management expects improved occupancy going forward, the structural issues noted above could require considerable additional capital expenditures.  The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units have been repaired and re-occupied. The management company is pursuing the Colorado Housing and Finance Authority to issue corrected 8823s.

The operating general partner is currently attempting to recapitalize 18 properties it controls in CO, including TS Housing.  A recapitalization, if completed, would provide funds necessary to address Tiffany Square’s capital needs.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. As of March 31, 2008, the property was 92% occupied. However, the property was not able to operate above breakeven, due to slightly higher maintenance expenses. In the first quarter of 2008, instead of using replacement reserve funds for some necessary repairs and appliance replacements, the management used available funds from operations. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded.  The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy.  Through the first quarter of 2008, average occupancy is 93%, and has steadily increased each month to reach 95% as of March 2008.  The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs.  In 2003 an engineer’s report identified foundation and stress cracks in a number of buildings on site.  The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line.  In efforts to market the units, management reduced the move-in deposit and has been networking with local employers in the area.  The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition, as all structural repairs have been addressed and operations are improving to pre-project levels.  The mortgage, trade payables, property taxes and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) is a 100-unit senior property located in St. Louis, MO.  The property operated at a deficit for the first time in 2005, due to operating expenses which exceeded the state average by 25%.  Throughout 2006, third party management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St. Louis had cited the property as a nuisance twice in 2006.  The property’s security and habitability had deteriorated sharply during the second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 – February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007.  The operating general partner took over management and hired new security personnel, but security guards were ineffective.  On February 28, 2007, the on-site manager was assaulted on the premises and the operating general partner was unable to re-establish a management presence at the property.

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances.  The Department of Housing and Urban Development terminated the Housing Assistance Payment contract.  The trustee for the bonds declared default under the bond documents.  The operating general partner chose not to contest the City’s order or HUD’s contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use.  The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest.  The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007.  In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders’ trustee. As of December 2007, the bondholders’ trustee had effectively taken control of the property and was pursuing its own marketing effort, although it had not formally accepted the deed.

Due to the property being shut down in 2007, investors lost 2007 tax credits and experienced recapture.  The Operating Partnership lost $44,252 in tax credits and experienced recapture of $65,954.  This represents estimated credits and recapture of $16 and $24, respectively, per 1,000 BACs.  The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits.  However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

(Series 43) As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties as of March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $2,293,853 and $2,628,403, respectively in passive income tax losses that were passed through to investors. The series also provided $0.93 and $0.92, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 43 was $16,587,969 and $18,822,633, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(2,632,307) and $(1,885,910), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls.  The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the original general contractor of the property, who was replaced before completion of construction. The operating general partner is reviewing bids for the final stabilization work. During the fourth quarter of 2007, the case was settled and the Operating Partnership is anticipating receipt of approximately two million dollars in damages.  The property operated above breakeven in 2007 and has generated cash through the first quarter of 2008, even though occupancy averaged 91%.  The property replaced the on-site manager in February 2008 and the operating general partner is confident that occupancy will rebound to strong levels in the second quarter.  The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing.  Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow.  One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee.  In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed over $190,000 to the Operating Partnership to fund the property’s operating deficits.  Occupancy for 2007 averaged 92% and occupancy the first quarter of 2008 averaged 91%.  The property operated below breakeven in 2007 and the first quarter of 2008.  However, there was an improvement in operations over 2007. This improvement is due in part to the operating general partner refinancing the debt in July 2007 to a much lower interest rate.  Under the new debt service and assuming expenses are maintained in line with those of 2007, the property should be able to breakeven at 93% occupancy. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and operating partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI.  The property operates without rental assistance and competes with three area properties offering Section 8 subsidies.  The management company hired a new site manager in 2007.  Advertising and marketing efforts were expanded in the local community.  Management initiated rent concessions and $99 security deposits, waiving the first month’s rent, and eliminating the application fee to attract new applicants.  Despite these attempts, the 2007 annual average occupancy decreased to 79% from 86% in 2006; however, occupancy has rebounded to 88% in the first quarter of 2008. Although the replacement reserve is under-funded, the Operating Partnership is under an approved workout plan with Rural Development.  Taxes, insurance and mortgage payments are current.  The operating general partner’s guaranty is in effect through February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. When a new regional manager was hired in August 2005, she found that the property suffered from high tenant receivables and high maintenance costs.  Upon further investigation into these issues and in order to improve operations, they discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses.  The two involved employees were arrested, indicted, and are scheduled for trial. To better control operations, the regional manager has instituted significant policy changes in rent collection and supply purchases. Additionally, the operating general partner started performing extensive background checks on prospective employees. In January 2007, upon a physical inspection, it was discovered that the property is having some mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner is working to resolve these issues by implementing a comprehensive maintenance plan. In the fourth quarter, the management company hired a full time manager and a part time assistant manager. The property is finally become more equipped to deal with the heavy traffic, which resulted from recent newspaper advertisement. Also, in October 2007, the property experienced fire resulting in two damaged units which were off line through February 2008. All the required repairs were made and finished by March 2008. In March 2008, the investment general partner’s inspector visited the property and concluded that all required repairs were made. Average physical occupancy for 2007 was 82% and the property was able to operate above breakeven. As of March 31, 2008, the property was 82% occupied. The decrease in the occupancy was due to the fact that some elderly residents moved out to a nursing home. However, the management is optimistic that the occupancy will increase to 95% by May 2008. The property has experienced heavy traffic in the past three months due to heavy advertisements.  The investment general partner will continue to work with the operating general partner in an effort to bring operations above breakeven.  The mortgage, taxes, insurance and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York.  The property operated below breakeven in 2005, 2006 and 2007 due to high utility, maintenance and administrative expenses combined with collection loss.  Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority and are awaiting approval.  A site visit by the investment general partner is planned in the second quarter of 2008.  The operating general partner stated that a formal rent increase of 2% was effective January 1, 2008. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court.  Collections remain an ongoing and serious issue. Physical occupancy was 100% as of March 31, 2008. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents.  The investment general partner continues to work with the operating general partner to improve operations.  The operating general partner continues to fund deficits as needed.  The mortgage and insurance payments are current.  The property pays no real estate taxes as the result of a tax-exempt status.

(Series 44) As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $3,963,653 and $2,023,558, respectively in passive income tax losses that were passed through to investors and also provided $0.97 and $0.90, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 44 was $13,358,199 and $15,062,451, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,973,251) and $(1,993,000), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia.  Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood.  Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit.  A site visit conducted in March 2007 rated the property in excellent condition. Occupancy rebounded by the end of the year, averaging 94% and further improved to 99% through the first quarter of 2008.  The property has not yet converted its construction loan and has extension options through August 2008. The current lender has started the underwriting process involved in converting to permanent financing and conversion is expected late in the third quarter. The construction loan, taxes, and insurance are current.

(Series 45) As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties as of March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $2,066,646 and $3,675,768, respectively in passive income tax losses that were passed through to investors, and also provided $0.94 and $0.96, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 45 was $22,717,292 and $25,143,982, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(2,684,304) and $(2,082,580), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

Brookstone Place II Apartments (Brookstone Place II LDHA, LP), is a 72-unit family property located in Port Huron, MI.  The property operated below expectations for several years due to regional economic weakness, the market’s saturation with moderate-income properties and the operating general partner’s inability to identify and maintain consistent management at the site and regional levels.

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

In the fourth quarter of 2006, an unrelated third party buyer offered to purchase all of the interests of the Operating Partnership and redeem the property from the bank during the redemption period for consideration of providing IRS Section 42 Disposition Bonds that would allow the investment limited partners to avoid recapture.  The investment general partner agreed to this transaction because it represented a significant improvement over a straight forfeiture of the property.  The sale of the interests and redemption of the property by the Operating Partnership closed on January 26, 2007. The sales price was $2,763,894, which included the outstanding mortgage balance of $2,588,606, closing costs of $5,849, and the cost of the IRS Section 42 Disposition Bonds of approximately $169,439.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the sale of the investment limited partner interest has been recorded.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI.  Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt.  As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints.  Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven.  To date the operating general partner has supported the operating deficits and the mortgage, insurance and taxes are current.  However, the operating general partner has a portfolio of other properties in Michigan, some of which are also operating at deficits, so its ability to continue to fund operating deficits at Baldwin Villas may be limited.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  In the first quarter of 2008, occupancy averaged around 80%, with occupancy at the end of the quarter reaching 85%; however, the property continued to operate below breakeven.  The investment general partner is closely monitoring the new management company’s ability to increase occupancy and cash flow.

Childress Apartments LTD (Fairview Manor Apartments) is a 48-unit development located in Childress, TX.  The average occupancy for 2007 decreased to 84% from 87% in 2006 partially due to evictions for non-payment.  Despite the low occupancy in 2007, the property operated above breakeven due to a rent increase coupled with funds withdrawn from the reserves for expensed improvements.  In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007.  There is currently a move-in special being offered.  Occupancy showed signs of improvement during the first quarter of 2008 increasing to 83% from 77% in the fourth quarter of 2007. The management company expects occupancy to continue to improve in 2008.  The operating general partner continues to fund all deficits.  The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa.  During 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the Operating Partnership’s escrow and operating accounts.  The total of the misappropriated funds has been determined to be $142,758.  Through August 2007, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494.  Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions.  A default notice was sent to the operating general partner on September 1, 2005.  The default notice was than followed up by a demand letter sent to the operating general partner in July 2006.  The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization.  Another non-profit organization, Four Oaks of Iowa, was retained to take over property management.  The investment general partner met with representatives of both the original non-profit operating general partner and Four Oaks to determine a course of action that serves the best interest of the Operating Partnership.  Four Oaks has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area.  Four Oaks is continuing to work on forming an entity to step in as the operating general partner.  Amendments to the Partnership Agreement have been drafted, and it is anticipated that the transfer should occur sometime during the third quarter of 2008. Occupancy is strong, averaging 98% in the first quarter of 2008.  The property is operating above breakeven due to low operating expenses, combined with 100% soft debt financing, requiring payments of principal and interest from cash flow only.  Trade payables, taxes and insurance are all current.  The investment general partner will continue to closely monitor operations and the pending transfer of the operating general partner interest.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia.  Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood.  Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit.  A site visit conducted in March 2007 rated the property in excellent condition. Occupancy rebounded towards the end of the year, averaging 94% and averaged 99% through the first quarter of 2008.  The property has not yet converted its construction loan and has extension options through August 2008. The current lender has started the underwriting process involved in converting to permanent financing and conversion is expected late in the third quarter. The construction loan, taxes, and insurance are current.

Bartlett Bayou is a 48-unit development located in Pascagoula, MS.  Prior to completion of construction Hurricane Katrina impacted the property.  The hurricane damage resulted in a delay in construction completion and an increase in construction costs.  As a result the operating general partner was able to obtain an additional $97,000 in tax credits for 2006.  However, the 8609s were incorrect by indicating the allocation date as February 28, 2007.  Recently, Bartlett Bayou received the corrected 8609s, which allocate the supplemental credits to the operating general partner.  The 8609s were reviewed and approved by the investment general partner and all equity distributions have been made to the operating general partner.

As a result of the hurricane damage, insurance premiums increased significantly in the area in 2006 resulting in a drop in performance despite the fact that occupancy averaged 98% through the year.  In 2007, the operating general partner was able to reduce insurance expenses significantly while increasing revenue via an increase in rents.  In addition, taxes were reduced due to a reduction in the taxable value of the property.  As such, the property operated well above breakeven for the year.  Through the first quarter of 2008, occupancy remains near 100%.  The mortgage, taxes and insurance are all current.

(Series 46) As of March 31, 2008 and 2007 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 15 properties as of March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006 the series, in total, generated $1,889,140 and $1,729,254, respectively in passive income tax losses that were passed through to investors, and also provided $0.95 and $0.88, respectively, in tax credits per BAC to the investors.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 46 was $19,669,467 and $19,762,322, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) of the series was $(1,231,513) and $(1,071,510), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss, interest income and amortization of acquisition costs.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi.  Construction was completed April 4, 2006.  The property operated below breakeven in 2007.  Although some of the loss is attributed to fees associated with the construction and lease-up of the complex, the debt service is high due to a 9.5% interest rate.  The operating general partner, as required under the Partnership Agreement, has not yet funded the operating reserve of $48,150.  In addition, the rents were inadequate to support the normal operating expenses; therefore a rent increase of about $30 per unit was implemented June 1, 2007 for new move-ins or upon lease renewal.  The rate increase did not affect the occupancy, as it was strong averaging 99% for the year.  Overall operating expenses appear to be in line with the prior year’s state averages. The operating general partner did not fund the replacement reserves or the security deposit accounts as required and there is insufficient cash to offset that obligation.  The operating general partner is required to fund deficits as necessary.  The guarantee is unlimited in amount until thirty-six months after rental achievement is met; however, there is a further stipulation that the complex must sustain debt service coverage at 1.15 for twelve consecutive months before the guarantee is released.  The investment general partner will work with the operating general partner to monitor the partnership until operations have improved and all required reserves are funded.  All real estate tax, mortgage, and insurance payments are current.

Bartlett Bayou is a 48-unit development located in Pascagoula, MS.  Prior to completion of construction, Hurricane Katrina impacted the property.  The hurricane damage resulted in a delay in construction completion and an increase in construction costs.  As a result the operating general partner was able to obtain an additional $97,000 in tax credits for 2006.  However, the 8609s were incorrect by indicating the allocation date as February 28, 2007.  Recently, Bartlett Bayou received the corrected 8609s, which allocate the supplemental credits to the operating general partner.  The 8609s were reviewed and approved by the investment general partner and all equity distributions have been made to the operating general partner.

As a result of the hurricane damage, insurance premiums increased significantly in the area in 2006 resulting in a drop in performance despite the fact that occupancy averaged 98% through the year.  In 2007, the operating general partner was able to reduce insurance expenses while increasing revenue via an increase in rents.  In addition, taxes were reduced due to a reduction in the taxable value of the property and the property operated well above breakeven for the year.  Through the first quarter of 2008, occupancy remains near 100%.  The mortgage, taxes and insurance are all current.

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

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008.  In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141 R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The standard is effective for fiscal years ending after December 15, 2008.  The Fund is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements.  However, the Fund does not expect SFAS 141R to have a material impact on the Fund’s statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund’s financial statements.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates IV LLC, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2008. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

	(c)	Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.		Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a), (b), (c), (d) and (e)

The Fund has no directors or executives officers of its own.  The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Partnership’s affairs.

John P. Manning, age 59, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 46, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 61, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 44, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties.  Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)

The Fund has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The general partner of the Fund, Boston Capital Associates IV LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to, Marc N. Teal, Boston Capital Corp., One Boston Place, Boston, MA 02108.

Item 11.	Executive Compensation
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2008 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2008 was $6,091,352.

2.  The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $605,346 for amounts charged to operations during the year ended March 31, 2008.  The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2008, 83,651,080 BACs had been issued. The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	7.10%
Series 21	6.09%
Series 22	8.64%
Series 23	6.72%
Series 24	6.68%
Series 25	6.88%
Series 26	8.56%
Series 27	6.59%
Series 28	6.98%
Series 29	7.20%
Series 30	7.26%
Series 31	6.84%
Series 32	7.19%
Series 33	6.71%
Series 34	5.77%
Series 35	6.59%
Series 36	6.27%
Series 37	5.58%
Series 38	5.81%
Series 39	6.20%

(b)	Security ownership of management.

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

The Fund has no officers or directors.  However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2008.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2008 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$19,271	$13,571	$19,731	$19,271	$19,271

Audit Related Fees	1,750	1,250	1,500	3,000	3,500

Tax Fees	6,565	5,045	7,895	6,565	6,945

All Other Fees	—	—	—	—	—

Total	$27,586	$19,866	$29,126	$28,836	$29,716

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$19,271	$27,571	$15,861	$20,411	$19,271

Audit Related Fees	5,000	8,500	3,750	6,250	5,000

Tax Fees	6,565	11,125	5,615	7,325	6,755

All Other Fees	—	—	—	—	—

Total	$30,836	$47,196	$25,226	$33,986	$31,026

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$17,071	$20,411	$20,521	$9,131	$15,861

Audit Related Fees	4,500	6,250	4,000	2,500	3,500

Tax Fees	5,805	7,515	7,135	4,665	5,045

All Other Fees	—	—	—	—	—

Total	$27,376	$34,176	$31,656	$16,296	$24,406

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2008 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$6,701	$9,031	$9,461	$10,641	$13,021

Audit Related Fees	2,750	2,500	1,750	2,500	2,250

Tax Fees	4,475	4,475	3,715	4,475	4,285

All Other Fees	—	—	—	—	—

Total	$13,926	$16,006	$14,926	$17,616	$19,556

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$16,091	$16,091	$16,091	$18,251	$13,401

Audit Related Fees	4,000	5,250	5,500	5,500	2,250

Tax Fees	6,375	6,755	6,755	8,085	4,285

All Other Fees	—	—	—	—	—

Total	$26,466	$28,096	$28,346	$31,836	$19,936

Fee Type	Ser. 45	Ser. 46
Audit Fees	$20,561	$12,261

Audit Related Fees	7,250	3,500

Tax Fees	8,275	5,235

All Other Fees	—	—

Total	$36,086	$20,996

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2007 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$18,525	$13,045	$18,965	$18,525	$18,525

Audit Related Fees	1,250	1,000	1,250	2,750	3,000

Tax Fees	6,560	4,890	7,670	6,370	6,740

All Other Fees	—	—	—	—	—

Total	$26,335	$18,935	$27,885	$27,645	$28,265

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$18,525	$26,505	$15,245	$19,615	$18,525

Audit Related Fees	4,750	8,500	3,250	5,500	5,000

Tax Fees	6,370	10,620	5,440	7,110	6,560

All Other Fees	—	—	—	—	—

Total	$29,645	$45,625	$23,935	$32,225	$30,085

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$16,405	$19,615	$19,725	$8,775	$15,245

Audit Related Fees	4,250	5,750	3,500	2,000	2,500

Tax Fees	6,000	7,300	6,920	4,520	4,890

All Other Fees	—	—	—	—	—

Total	$26,655	$32,665	$30,145	$15,295	$22,635

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2007 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$6,435	$8,675	$9,085	$10,225	$12,515

Audit Related Fees	2,000	1,750	1,250	1,750	1,500

Tax Fees	4,340	4,340	3,600	4,330	4,150

All Other Fees	—	—	—	—	—

Total	$12,775	$14,765	$13,935	$16,305	$18,165

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$15,465	$15,465	$15,465	$17,545	$12,875

Audit Related Fees	3,000	4,250	3,500	4,000	1,750

Tax Fees	6,180	6,740	6,560	7,850	4,150

All Other Fees	—	—	—	—	—

Total	$24,645	$26,455	$25,525	$29,395	$18,775

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,765	$11,785

Audit Related Fees	6,500	3,500

Tax Fees	8,040	4,890

All Other Fees	—	—

Total	$34,305	$20,175

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibit 13

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Balance Sheets, March 31, 2008 and 2007

Statements of Operations for the years ended March 31, 2008 and 2007

Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2008 and 2007

Statements of Cash Flows for the years ended March 31, 2008 and 2007

Notes to Financial Statements, March 31, 2008 and 2007

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

a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 23 - Consents of experts and counsel.

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

q.

Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

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

as.

Agreement of Limited Partnership of Centenary Housing Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and ExchangeCommission on August 5, 1997.)

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

cf.	Agreement of Limited Partnership of Heritage Two LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cg.	Agreement of Limited Partnership of Parkhurst Place incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ch.	Agreement of Limited Partnership of Hattiesburg Housing LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31,2003.)

ci.	Agreement of Limited Partnership of 1374 Boston Road LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

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

ee.

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

eg.

Agreement of Limited Partnership of HS Housing Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.

eh.

Agreement of Limited Partnership of SM Housing Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

ei.

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

ek.

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

em.

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

eo.

Agreement of Limited Partnership of Athens Partners, LP Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 3, 2004.)

ep.

Agreement of Limited Partnership of San Diego/Fox Hollow Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 1, 2004.)

eq.

Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

er.

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

et.

Agreement of Limited Partnership of Portland Ocean East I Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

eu.

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

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P.
General Partner

	By:	BCA Associates Limited Partnership
General Partner

	By:	C&M Management, Inc.
General Partner

Date: July 14, 2008		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

July 14, 2008	/s/ Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.

Marc N. Teal