Form 10-Q
period 2008-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2008-08-19
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008
or
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

                   (617) 624-8900

(Registrant's telephone number, including area code)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes 	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes 	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-58
Statements of Changes in Partners' Capital (Deficit)	59-73
Statements of Cash Flows	74-101
Notes to Financial Statements	102-136

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	137-196

Item 3. Quantitative and Qualitative Disclosures About Market Risk	197

Item 4T. Controls and Procedures	197

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	198

Item 1A. Risk Factors	198

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	198

Item 3. Defaults Upon Senior Securities	198

Item 4. Submission of Matters to a Vote of Security Holders	198

Item 5. Other Information	198

Item 6. Exhibits	198

Signatures	199

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$202,887,931	$207,743,560

OTHER ASSETS
Cash and cash equivalents	7,686,151	6,849,444
Notes receivable	892,005	892,005
Acquisition costs net	30,820,623	31,189,499
Other assets	1,326,274	1,326,274

	$243,612,984	$248,000,782

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$679,933	$71,462
Accounts payable affiliates	42,372,509	40,753,556
Capital contributions payable	2,815,097	2,821,576

	45,867,539	43,646,594

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and outstanding	202,934,211	209,476,866
General Partner	(5,188,766)	(5,122,678)

	197,745,445	204,354,188

	$243,612,984	$248,000,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,163,870	$1,204,188

OTHER ASSETS
Cash and cash equivalents	164,618	168,406
Notes receivable	-	-
Acquisition costs net	65,193	66,086
Other assets	22,166	22,166

	$1,415,847	$1,460,846

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,941,878	2,857,440
Capital contributions payable	-	-

	2,941,878	2,857,821

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(1,202,519)	(1,074,754)
General Partner	(323,512)	(322,221)

	(1,526,031)	(1,396,975)

	$1,415,847	$1,460,846

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$180,013	$209,082

OTHER ASSETS
Cash and cash equivalents	9,363	6,279
Notes receivable	236,476	236,476
Acquisition costs net	35,658	36,146
Other assets	263,232	263,232

	$724,742	$751,215

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,812,551	1,765,217
Capital contributions payable	236,479	236,479

	2,049,030	2,002,077

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and outstanding	(1,149,094)	(1,076,402)
General Partner	(175,194)	(174,460)

	(1,324,288)	(1,250,862)

	$724,742	$751,215

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$575,509	$580,501

OTHER ASSETS
Cash and cash equivalents	94,865	81,744
Notes receivable	-	-
Acquisition costs net	112,051	113,586
Other assets	5,437	5,437

	$787,862	$781,268

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,874,426	2,808,499
Capital contributions payable	9,352	9,352

	2,883,778	2,818,232

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(1,855,874)	(1,797,512)
General Partner	(240,042)	(239,452)

	(2,095,916)	(2,036,964)

	$787,862	$781,268

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$704,279	$680,481

OTHER ASSETS
Cash and cash equivalents	46,436	40,491
Notes receivable	-	-
Acquisition costs net	166,635	168,918
Other assets	6,135	6,135

	$923,485	$896,025

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,368,406	2,306,057
Capital contributions payable	-	-

	2,368,406	2,306,438

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,145,625)	(1,111,462)
General Partner	(299,296)	(298,951)

	(1,444,921)	(1,410,413)

	$923,485	$896,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$244,656	$286,029

OTHER ASSETS
Cash and cash equivalents	195,818	135,973
Notes receivable	-	-
Acquisition costs net	186,235	188,786
Other assets	-	-

	$626,709	$610,788

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$1,059
Accounts payable affiliates	2,287,090	2,230,156
Capital contributions payable	9,999	9,999

	2,297,767	2,241,214

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(1,469,050)	(1,428,824)
General Partner	(202,008)	(201,602)

	(1,671,058)	(1,630,426)

	$626,709	$610,788

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,400,247	$2,477,296

OTHER ASSETS
Cash and cash equivalents	280,319	187,189
Notes receivable	-	-
Acquisition costs net	187,031	189,593
Other assets	40,320	40,320

	$2,907,917	$2,894,398

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$1,359
Accounts payable affiliates	2,054,931	1,986,762
Capital contributions payable	61,733	61,733

	2,117,642	2,049,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	1,039,817	1,093,543
General Partner	(249,542)	(248,999)

	790,275	844,544

	$2,907,917	$2,894,398

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,874,895	$5,982,367

OTHER ASSETS
Cash and cash equivalents	231,936	202,820
Notes receivable	129,062	129,062
Acquisition costs net	333,851	338,077
Other assets	6,509	6,509

	$6,576,253	$6,658,835

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	3,538,529	3,429,840
Capital contributions payable	29,490	29,490

	3,568,019	3,459,711

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	3,318,405	3,507,386
General Partner	(310,171)	(308,262)

	3,008,234	3,199,124

	$6,576,253	$6,658,835

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,690,668	$6,799,406

OTHER ASSETS
Cash and cash equivalents	101,600	87,690
Notes receivable	-	-
Acquisition costs net	272,777	276,514
Other assets	104,014	104,014

	$7,169,059	$7,267,624

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,723,957	2,642,897
Capital contributions payable	39,749	39,749

	2,763,706	2,683,027

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	4,567,746	4,745,198
General Partner	(162,393)	(160,601)

	4,405,353	4,584,597

	$7,169,059	$7,267,624

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,190,022	$5,524,970

OTHER ASSETS
Cash and cash equivalents	219,301	185,940
Notes receivable	-	-
Acquisition costs net	60,237	61,062
Other assets	2,595	2,595

	$5,472,155	$5,774,567

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	510,877	477,348
Capital contributions payable	40,968	40,968

	551,845	518,697

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	5,214,855	5,547,059
General Partner	(294,545)	(291,189)

	4,920,310	5,255,870

	$5,472,155	$5,774,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,221,628	$3,506,468

OTHER ASSETS
Cash and cash equivalents	186,891	174,993
Notes receivable	-	-
Acquisition costs net	60,381	61,209
Other assets	573	573

	$3,469,473	$3,743,243

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,982,192	1,897,697
Capital contributions payable	45,783	45,783

	2,027,975	1,943,861

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	1,765,730	2,120,035
General Partner	(324,232)	(320,653)

	1,441,498	1,799,382

	$3,469,473	$3,743,243

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,188,859	$4,341,662

OTHER ASSETS
Cash and cash equivalents	285,976	276,205
Notes receivable	-	-
Acquisition costs net	387,562	392,871
Other assets	6,675	6,675

	$4,869,072	$5,017,413

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	912,503	865,960
Capital contributions payable	127,396	127,396

	1,039,899	993,737

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	4,017,938	4,210,496
General Partner	(188,765)	(186,820)

	3,829,173	4,023,676

	$4,869,072	$5,017,413

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,574,230	$5,822,035

OTHER ASSETS
Cash and cash equivalents	271,625	258,422
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	134,137	134,137

	$5,979,992	$6,214,594

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$2,544	$5,357
Accounts payable affiliates	1,395,544	1,304,506
Capital contributions payable	66,294	66,294

	1,464,382	1,376,157

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	4,849,713	5,169,312
General Partner	(334,103)	(330,875)

	4,515,610	4,838,437

	$5,979,992	$6,214,594

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,356,026	$8,742,643

OTHER ASSETS
Cash and cash equivalents	583,576	306,548
Notes receivable	46,908	46,908
Acquisition costs net	554,879	562,479
Other assets	133,638	133,638

	$9,675,027	$9,792,216

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$275,000	$381
Accounts payable affiliates	1,988,164	1,905,278
Capital contributions payable	298,561	298,561

	2,561,725	2,204,220

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	7,448,530	7,918,477
General Partner	(335,228)	(330,481)

	7,113,302	7,587,996

	$9,675,027	$9,792,216

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,096,182	$6,206,010

OTHER ASSETS
Cash and cash equivalents	184,566	186,282
Notes receivable	-	-
Acquisition costs net	497,858	504,677
Other assets	125,000	125,000

	$6,903,606	$7,021,969

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$447
Accounts payable affiliates	1,177,720	1,131,261
Capital contributions payable	194,154	194,154

	1,371,874	1,325,862

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	5,702,195	5,864,926
General Partner	(170,463)	(168,819)

	5,531,732	5,696,107

	$6,903,606	$7,021,969

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,963,318	$7,235,804

OTHER ASSETS
Cash and cash equivalents	77,402	66,702
Notes receivable	-	-
Acquisition costs net	791,210	802,049
Other assets	-	-

	$7,831,930	$8,104,555

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,168,197	2,091,915
Capital contributions payable	8,244	8,244

	2,176,441	2,100,540

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	5,899,325	6,244,366
General Partner	(243,836)	(240,351)

	5,655,489	6,004,015

	$7,831,930	$8,104,555

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,477,758	$9,704,927

OTHER ASSETS
Cash and cash equivalents	156,421	148,626
Notes receivable	-	-
Acquisition costs net	2,242,209	2,272,925
Other assets	14,109	14,109

	$11,890,497	$12,140,587

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$7,198
Accounts payable affiliates	1,010,712	953,622
Capital contributions payable	-	-

	1,010,712	960,820

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	11,053,012	11,349,994
General Partner	(173,227)	(170,227)

	10,879,785	11,179,767

	$11,890,497	$12,140,587

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,916,273	$6,035,254

OTHER ASSETS
Cash and cash equivalents	120,180	97,695
Notes receivable	-	-
Acquisition costs net	1,539,577	1,560,667
Other assets	3,061	3,061

	$7,579,091	$7,696,677

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,391,644	1,348,538
Capital contributions payable	-	-

	1,391,644	1,348,919

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	6,304,236	6,462,944
General Partner	(116,789)	(115,186)

	6,187,447	6,347,758

	$7,579,091	$7,696,677

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,776,367	$9,109,138

OTHER ASSETS
Cash and cash equivalents	305,025	305,864
Notes receivable	-	-
Acquisition costs net	1,732,424	1,754,921
Other assets	81,235	81,235

	$10,895,051	$11,251,158

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$522
Accounts payable affiliates	1,094,179	1,042,963
Capital contributions payable	138,438	138,438

	1,232,617	1,181,923

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	9,781,373	10,184,106
General Partner	(118,939)	(114,871)

	9,662,434	10,069,235

	$10,895,051	$11,251,158

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,516,137	$10,629,006

OTHER ASSETS
Cash and cash equivalents	128,035	133,521
Notes receivable	-	-
Acquisition costs net	1,989,946	2,013,922
Other assets	4,875	4,875

	$12,638,993	$12,781,324

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,065,723	1,024,623
Capital contributions payable	-	-

	1,065,723	1,025,004

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	11,675,822	11,857,041
General Partner	(102,552)	(100,721)

	11,573,270	11,756,320

	$12,638,993	$12,781,324

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,391,821	$8,575,183

OTHER ASSETS
Cash and cash equivalents	157,037	158,655
Notes receivable	-	-
Acquisition costs net	1,843,438	1,865,383
Other assets	-	-

	$10,392,296	$10,599,221

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	886,299	852,099
Capital contributions payable	-	-

	886,299	852,480

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	9,607,378	9,845,715
General Partner	(101,381)	(98,974)

	9,505,997	9,746,741

	$10,392,296	$10,599,221

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,275,655	$10,446,429

OTHER ASSETS
Cash and cash equivalents	140,579	142,164
Notes receivable	-	-
Acquisition costs net	2,257,348	2,282,946
Other assets	9,873	9,873

	$12,683,455	$12,881,412

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$37,114
Accounts payable affiliates	1,616,354	1,566,350
Capital contributions payable	8,694	8,694

	1,661,781	1,612,158

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	11,136,400	11,381,504
General Partner	(114,726)	(112,250)

	11,021,674	11,269,254

	$12,683,455	$12,881,412

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,669,468	$8,842,020

OTHER ASSETS
Cash and cash equivalents	20,442	21,723
Notes receivable	-	-
Acquisition costs net	2,455,049	2,483,931
Other assets	1,217	1,217

	$11,146,176	$11,348,891

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$9,584
Accounts payable affiliates	2,007,667	1,941,535
Capital contributions payable	100	100

	2,007,767	1,951,219

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	9,296,194	9,552,864
General Partner	(157,785)	(155,192)

	9,138,409	9,397,672

	$11,146,176	$11,348,891

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,259,483	$12,469,734

OTHER ASSETS
Cash and cash equivalents	569,558	649,411
Notes receivable	292,933	292,933
Acquisition costs net	2,538,659	2,567,183
Other assets	66,984	66,984

	$15,727,617	$16,046,245

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	983,677	995,597
Capital contributions payable	452,937	457,148

	1,436,614	1,453,126

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	14,389,031	14,688,126
General Partner	(98,028)	(95,007)

	14,291,003	14,593,119

	$15,727,617	$16,046,245

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$16,270,739	$16,587,969

OTHER ASSETS
Cash and cash equivalents	337,173	343,255
Notes receivable	186,626	186,626
Acquisition costs net	3,301,322	3,338,381
Other assets	85,289	85,289

	$20,181,149	$20,541,520

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	935,725	859,030
Capital contributions payable	307,738	310,006

	1,243,463	1,169,417

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	19,069,831	19,499,904
General Partner	(132,145)	(127,801)

	18,937,686	19,372,103

	$20,181,149	$20,541,520

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,134,167	$13,358,199

OTHER ASSETS
Cash and cash equivalents	864,672	864,250
Notes receivable	-	-
Acquisition costs net	2,338,647	2,364,068
Other assets	197,058	197,058

	$16,534,544	$16,783,575

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	300,577	229,402
Capital contributions payable	702,126	702,126

	1,002,703	931,909

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	15,613,971	15,930,598
General Partner	(82,130)	(78,932)

	15,531,841	15,851,666

	$16,534,544	$16,783,575

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$22,303,826	$22,717,292

OTHER ASSETS
Cash and cash equivalents	998,297	1,030,160
Notes receivable	-	-
Acquisition costs net	2,806,996	2,837,508
Other assets	12,142	12,142

	$26,121,261	$26,597,102

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$678
Accounts payable affiliates	200,942	159,301
Capital contributions payable	16,724	16,724

	217,666	176,703

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	25,998,221	26,509,857
General Partner	(94,626)	(89,458)

	25,903,595	26,420,399

	$26,121,261	$26,597,102

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$19,471,835	$19,669,467

OTHER ASSETS
Cash and cash equivalents	954,440	588,436
Notes receivable	-	-
Acquisition costs net	2,063,450	2,085,611
Other assets	-	-

	$22,489,725	$22,343,514

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$364,000	$1,667
Accounts payable affiliates	142,045	79,663
Capital contributions payable	20,138	20,138

	526,183	101,468

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	22,006,650	22,282,369
General Partner	(43,108)	(40,323)

	21,963,542	22,242,046

	$22,489,725	$22,343,514

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2008	2007

Income
Interest income	$43,285	$86,266
Other income	105,238	9,718

	148,523	95,984

Share of income (loss) from Operating Partnerships (Note D)	(4,737,080)	(5,480,491)

Expenses
Professional fees	3,399	80,332
Fund management fee (Note C)	1,459,108	1,658,794
Amortization	402,563	402,563
General and administrative expenses	155,116	47,717

	2,020,186	2,189,406

NET LOSS	$(6,608,743)	$(7,573,913)

Net loss allocated to assignees	$(6,542,655)	$(7,498,175)

Net loss allocated to general partner	$(66,088)	$(75,738)

Net loss per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2008	2007

Income
Interest income	$1,202	$3,172
Other income	625	240

	1,827	3,412

Share of income (loss) from Operating Partnerships (Note D)	(40,318)	(142,644)

Expenses
Professional fees	601	2,741
Fund management fee (Note C)	83,613	78,906
Amortization	893	893
General and administrative expenses	5,458	2,288

	90,565	84,828

NET LOSS	$(129,056)	$(224,060)

Net loss allocated to assignees	$(127,765)	$(221,819)

Net loss allocated to general partner	$(1,291)	$(2,241)

Net loss per BAC	$(.03)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2008	2007

Income
Interest income	$29	$51
Other income	1,235	-

	1,264	51

Share of income (loss) from Operating Partnerships (Note D)	(29,069)	(29,701)

Expenses
Professional fees	-	4,213
Fund management fee (Note C)	41,340	52,922
Amortization	488	488
General and administrative expenses	3,793	947

	45,621	58,570

NET LOSS	$(73,426)	$(88,220)

Net loss allocated to assignees	$(72,692)	$(87,338)

Net loss allocated to general partner	$(734)	$(882)

Net loss per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2008	2007

Income
Interest income	$96	$1,011
Other income	9,025	9,025

	9,121	10,036

Share of income (loss) from Operating Partnerships (Note D))	(4,992)	(18,730)

Expenses
Professional fees	-	1,047
Fund management fee (Note C)	57,148	57,948
Amortization	1,535	1,535
General and administrative expenses	4,398	1,401

	63,081	61,931

NET LOSS	$(58,952)	$(70,625)

Net loss allocated to assignees	$(58,362)	$(69,919)

Net loss allocated to general partner	$(590)	$(706)

Net loss per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2008	2007

Income
Interest income	$168	$261
Other income	-	-

	168	261

Share of income (loss) from Operating Partnerships (Note D)	23,798	(42,490)

Expenses
Professional fees	89	1,891
Fund management fee (Note C)	51,066	58,316
Amortization	2,283	2,283
General and administrative expenses	5,036	1,713

	58,474	64,203

NET LOSS	$(34,508)	$(106,432)

Net loss allocated to assignees	$(34,163)	$(105,368)

Net loss allocated to general partner	$(345)	$(1,064)

Net loss per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2008	2007

Income
Interest income	$599	$832
Other income	33,825	303

	34,424	1,135

Share of income (loss) from Operating Partnerships (Note D)	(34,442)	(22,465)

Expenses
Professional fees	-	1,040
Fund management fee (Note C)	34,156	54,772
Amortization	2,551	2,551
General and administrative expenses	3,907	1,086

	40,614	59,449

NET LOSS	$(40,632)	$(80,779)

Net loss allocated to assignees	$(40,226)	$(79,971)

Net loss allocated to general partner	$(406)	$(808)

Net loss per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2008	2007

Income
Interest income	$1,597	$1,193
Other income	53,760	-

	55,357	1,193

Share of income (loss) from Operating Partnerships (Note D))	(66,231)	(177,252)

Expenses
Professional fees	20	2,707
Fund management fee (Note C)	31,110	67,687
Amortization	3,805	3,805
General and administrative expenses	8,460	1,844

	43,395	76,043

NET LOSS	$(54,269)	$(252,102)

Net loss allocated to assignees	$(53,726)	$(249,581)

Net loss allocated to general partner	$(543)	$(2,521)

Net loss per BAC	$(.02)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2008	2007

Income
Interest income	$1,300	$1,958
Other income	1,159	-

	2,459	1,958

Share of income (loss) from Operating Partnerships (Note D)	(96,717)	(189,787)

Expenses
Professional fees	128	1,062
Fund management fee (Note C)	86,743	99,752
Amortization	4,226	4,226
General and administrative expenses	5,535	2,416

	96,632	107,456

NET LOSS	$(190,890)	$(295,285)

Net loss allocated to assignees	$(188,981)	$(292,332)

Net loss allocated to general partner	$(1,909)	$(2,953)

Net loss per BAC	$(.05)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2008	2007

Income
Interest income	$385	$495
Other income	-	-

	385	495

Share of income (loss) from Operating Partnerships (Note D)	(108,390)	(245,736)

Expenses
Professional fees	-	1,041
Fund management fee (Note C)	63,425	73,817
Amortization	3,914	3,914
General and administrative expenses	3,900	1,462

	71,239	80,234

NET LOSS	$(179,244)	$(325,475)

Net loss allocated to assignees	$(177,452)	$(322,220)

Net loss allocated to general partner	$(1,792)	$(3,255)

Net loss per BAC	$(.07)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2008	2007

Income
Interest income	$596	$1,964
Other income	-	-

	596	1,964

Share of income (loss) from Operating Partnerships (Note D)	(283,040)	(297,222)

Expenses
Professional fees	71	2,734
Fund management fee (Note C)	46,460	82,929
Amortization	825	825
General and administrative expenses	5,760	2,002

	53,116	88,490

NET LOSS	$(335,560)	$(383,748)

Net loss allocated to assignees	$(332,204)	$(379,911)

Net loss allocated to general partner	$(3,356)	$(3,837)

Net loss per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2008	2007

Income
Interest income	$1,248	$2,265
Other income	-	-

	1,248	2,265

Share of income (loss) from Operating Partnerships (Note D)	(284,444)	(271,245)

Expenses
Professional fees	111	6,036
Fund management fee (Note C)	67,433	67,062
Amortization	828	828
General and administrative expenses	6,316	2,398

	74,688	76,324

NET LOSS	$(357,884)	$(345,304)

Net loss allocated to assignees	$(354,305)	$(341,851)

Net loss allocated to general partner	$(3,579)	$(3,453)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2008	2007

Income
Interest income	$932	$2,315
Other income	-	-

	932	2,315

Share of income (loss) from Operating Partnerships (Note D)	(152,803)	(56,696)

Expenses
Professional fees	864	11,137
Fund management fee (Note C)	31,708	46,543
Amortization	5,309	5,309
General and administrative expenses	4,751	1,669

	42,632	64,658

NET LOSS	$(194,503)	$(119,039)

Net loss allocated to assignees	$(192,558)	$(117,849)

Net loss allocated to general partner	$(1,945)	$(1,190)

Net loss per BAC	$(.07)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2008	2007

Income
Interest income	$646	$422
Other income	5,609	-

	6,255	422

Share of income (loss) from Operating Partnerships (Note D)	(247,012)	(365,599)

Expenses
Professional fees	84	1,057
Fund management fee (Note C)	74,438	64,221
Amortization	-	-
General and administrative expenses	7,548	2,078

	82,070	67,356

NET LOSS	$(322,827)	$(432,533)

Net loss allocated to assignees	$(319,599)	$(428,208)

Net loss allocated to general partner	$(3,228)	$(4,325)

Net loss per BAC	$(.07)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2008	2007

Income
Interest income	$2,430	$3,010
Other income	-	-

	2,430	3,010

Share of income (loss) from Operating Partnerships (Note D)	(385,035)	(328,264)

Expenses
Professional fees	130	2,741
Fund management fee (Note C)	75,330	82,886
Amortization	9,182	9,182
General and administrative expenses	7,447	2,393

	92,089	97,202

NET LOSS	$(474,694)	$(422,456)

Net loss allocated to assignees	$(469,947)	$(418,231)

Net loss allocated to general partner	$(4,747)	$(4,225)

Net loss per BAC	$(.10)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2008	2007

Income
Interest income	$284	$1,323
Other income	-	-

	284	1,323

Share of income (loss) from Operating Partnerships (Note D)	(109,828)	(206,634)

Expenses
Professional fees	-	1,039
Fund management fee (Note C)	43,491	37,402
Amortization	6,819	6,819
General and administrative expenses	4,521	1,616

	54,831	46,876

NET LOSS	$(164,375)	$(252,187)

Net loss allocated to assignees	$(162,731)	$(249,665)

Net loss allocated to general partner	$(1,644)	$(2,522)

Net loss per BAC	$(.06)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2008	2007

Income
Interest income	$51	$583
Other income	-	-

	51	583

Share of income (loss) from Operating Partnerships (Note D)	(272,341)	(282,254)

Expenses
Professional fees	6	1,049
Fund management fee (Note C)	60,133	73,299
Amortization	10,984	10,984
General and administrative expenses	5,113	2,018

	76,236	87,350

NET LOSS	$(348,526)	$(369,021)

Net loss allocated to assignees	$(345,041)	$(365,331)

Net loss allocated to general partner	$(3,485)	$(3,690)

Net loss per BAC	$(.10)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2008	2007

Income
Interest income	$220	$1,087
Other income	-	-

	220	1,087

Share of income (loss) from Operating Partnerships (Note D)	(225,576)	(208,338)

Expenses
Professional fees	-	1,048
Fund management fee (Note C)	37,090	49,587
Amortization	32,309	32,309
General and administrative expenses	5,227	1,828

	74,626	84,772

NET LOSS	$(299,982)	$(292,023)

Net loss allocated to assignees	$(296,982)	$(289,103)

Net loss allocated to general partner	$(3,000)	$(2,920)

Net loss per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2008	2007

Income
Interest income	$525	$315
Other income	-	-

	525	315

Share of income (loss) from Operating Partnerships (Note D)	(117,320)	(115,852)

Expenses
Professional fees	-	1,034
Fund management fee (Note C)	17,217	36,403
Amortization	22,116	22,116
General and administrative expenses	4,183	1,006

	43,516	60,559

NET LOSS	$(160,311)	$(176,096)

Net loss allocated to assignees	$(158,708)	$(174,335)

Net loss allocated to general partner	$(1,603)	$(1,761)

Net loss per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2008	2007

Income
Interest income	$2,440	$3,380
Other income	-	150

	2,440	3,530

Share of income (loss) from Operating Partnerships (Note D)	(330,927)	(246,204)

Expenses
Professional fees	-	1,036
Fund management fee (Note C)	48,716	51,216
Amortization	23,706	23,706
General and administrative expenses	5,892	1,393

	78,314	77,351

NET LOSS	$(406,801)	$(320,025)

Net loss allocated to assignees	$(402,733)	$(316,825)

Net loss allocated to general partner	$(4,068)	$(3,200)

Net loss per BAC	$(.16)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2008	2007

Income
Interest income	$920	$1,198
Other income	-	-

	920	1,198

Share of income (loss) from Operating Partnerships (Note D)	(112,116)	(95,805)

Expenses
Professional fees	-	1,038
Fund management fee (Note C)	41,100	41,100
Amortization	24,729	24,729
General and administrative expenses	6,025	1,391

	71,854	68,258

NET LOSS	$(183,050)	$(162,865)

Net loss allocated to assignees	$(181,219)	$(161,236)

Net loss allocated to general partner	$(1,831)	$(1,629)

Net loss per BAC	$(.07)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2008	2007

Income
Interest income	$1,343	$1,414
Other income	-	-

	1,343	1,414

Share of income (loss) from Operating Partnerships (Note D)	(182,726)	(150,460)

Expenses
Professional fees	-	1,033
Fund management fee (Note C)	31,200	34,200
Amortization	22,581	22,581
General and administrative expenses	5,580	1,269

	59,361	59,083

NET LOSS	$(240,744)	$(208,129)

Net loss allocated to assignees	$(238,337)	$(206,048)

Net loss allocated to general partner	$(2,407)	$(2,081)

Net loss per BAC	$(.10)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2008	2007

Income
Interest income	$175	$1,502
Other income	-	-

	175	1,502

Share of income (loss) from Operating Partnerships (Note D)	(167,176)	(190,998)

Expenses
Professional fees	-	1,040
Fund management fee (Note C)	46,444	41,556
Amortization	28,431	28,431
General and administrative expenses	5,704	1,313

	80,579	72,340

NET LOSS	$(247,580)	$(261,836)

Net loss allocated to assignees	$(245,104)	$(259,218)

Net loss allocated to general partner	$(2,476)	$(2,618)

Net loss per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2008	2007

Income
Interest income	$115	$145
Other income	-	-

	115	145

Share of income (loss) from Operating Partnerships (Note D)	(167,069)	(392,707)

Expenses
Professional fees	-	14,108
Fund management fee (Note C)	52,635	53,377
Amortization	33,481	33,481
General and administrative expenses	6,193	1,756

	92,309	102,722

NET LOSS	$(259,263)	$(495,284)

Net loss allocated to assignees	$(256,670)	$(490,331)

Net loss allocated to general partner	$(2,593)	$(4,953)

Net loss per BAC	$(.09)	$(.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2008	2007

Income
Interest income	$4,599	$4,034
Other income	-	-

	4,599	4,034

Share of income (loss) from Operating Partnerships (Note D)	(209,492)	(241,724)

Expenses
Professional fees	-	4,336
Fund management fee (Note C)	61,912	59,340
Amortization	29,283	29,283
General and administrative expenses	6,028	1,593

	97,223	94,552

NET LOSS	$(302,116)	$(332,242)

Net loss allocated to assignees	$(299,095)	$(328,920)

Net loss allocated to general partner	$(3,021)	$(3,322)

Net loss per BAC	$(.11)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2008	2007

Income
Interest income	$2,471	$4,681
Other income	-	-

	2,471	4,681

Share of income (loss) from Operating Partnerships (Note D)	(311,741)	(283,679)

Expenses
Professional fees	2	6,415
Fund management fee (Note C)	74,699	73,330
Amortization	41,837	41,837
General and administrative expenses	8,609	3,404

	125,147	124,986

NET LOSS	$(434,417)	$(403,984)

Net loss allocated to assignees	$(430,073)	$(399,944)

Net loss allocated to general partner	$(4,344)	$(4,040)

Net loss per BAC	$(.12)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2008	2007

Income
Interest income	$6,514	$8,061
Other income	-	-

	6,514	8,061

Share of income (loss) from Operating Partnerships (Note D)	(221,198)	(298,506)

Expenses
Professional fees	-	1,730
Fund management fee (Note C)	70,816	71,005
Amortization	28,255	28,255
General and administrative expenses	6,070	1,679

	105,141	102,669

NET LOSS	$(319,825)	$(393,114)

Net loss allocated to assignees	$(316,627)	$(389,183)

Net loss allocated to general partner	$(3,198)	$(3,931)

Net loss per BAC	$(.12)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2008	2007

Income
Interest income	$7,752	$15,780
Other income	-	-

	7,752	15,780

Share of income (loss) from Operating Partnerships (Note D)	(407,055)	(296,251)

Expenses
Professional fees	1,293	4,862
Fund management fee (Note C)	72,596	90,336
Amortization	36,220	36,220
General and administrative expenses	7,392	1,979

	117,501	133,397

NET LOSS	$(516,804)	$(413,868)

Net loss allocated to assignees	$(511,636)	$(409,729)

Net loss allocated to general partner	$(5,168)	$(4,139)

Net loss per BAC	$(.13)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2008	2007

Income
Interest income	$4,648	$23,814
Other income	-	-

	4,648	23,814

Share of income (loss) from Operating Partnerships (Note D)	(193,820)	(283,248)

Expenses
Professional fees	-	1,117
Fund management fee (Note C)	57,089	58,882
Amortization	25,973	25,973
General and administrative expenses	6,270	1,775

	89,332	87,747

NET LOSS	$(278,504)	$(347,181)

Net loss allocated to assignees	$(275,719)	$(343,709)

Net loss allocated to general partner	$(2,785)	$(3,472)

Net loss per BAC	$(.09)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$209,476,866	$(5,122,678)	$204,354,188

Net loss	(6,542,655)	(66,088)	(6,608,743)

Partners' capital (deficit), June 30, 2008	$202,934,211	$(5,188,766)	$197,745,445

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2008	$(1,074,754)	$(322,221)	$(1,396,975)

Net loss	(127,765)	(1,291)	(129,056)

Partners' capital (deficit), June 30, 2008	$(1,202,519)	$(323,512)	$(1,526,031)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2008	$(1,076,402)	$(174,460)	$(1,250,862)

Net loss	(72,692)	(734)	(73,426)

Partners' capital (deficit), June 30, 2008	$(1,149,094)	$(175,194)	$(1,324,288)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2008	$(1,797,512)	$(239,452)	$(2,036,964)

Net loss	(58,362)	(590)	(58,952)

Partners' capital (deficit), June 30, 2008	$(1,855,874)	$(240,042)	$(2,095,916)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2008	$(1,111,462)	$(298,951)	$(1,410,413)

Net loss	(34,163)	(345)	(34,508)

Partners' capital (deficit), June 30, 2008	$(1,145,625)	$(299,296)	$(1,444,921)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2008	$(1,428,824)	$(201,602)	$(1,630,426)

Net loss	(40,226)	(406)	(40,632)

Partners' capital (deficit), June 30, 2008	$(1,469,050)	$(202,008)	$(1,671,058)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2008	$1,093,543	$(248,999)	$844,544

Net loss	(53,726)	(543)	(54,269)

Partners' capital (deficit), June 30, 2008	$1,039,817	$(249,542)	$790,275

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2008	$3,507,386	$(308,262)	$3,199,124

Net loss	(188,981)	(1,909)	(190,890)

Partners' capital (deficit), June 30, 2008	$3,318,405	$(310,171)	$3,008,234

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2008	$4,745,198	$(160,601)	$4,584,597

Net loss	(177,452)	(1,792)	(179,244)

Partners' capital (deficit), June 30, 2008	$4,567,746	$(162,393)	$4,405,353

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2008	$5,547,059	$(291,189)	$5,255,870

Net loss	(332,204)	(3,356)	(335,560)

Partners' capital (deficit), June 30, 2008	$5,214,855	$(294,545)	$4,920,310

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2008	$2,120,035	$(320,653)	$1,799,382

Net loss	(354,305)	(3,579)	(357,884)

Partners' capital (deficit), June 30, 2008	$1,765,730	$(324,232)	$1,441,498

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2008	$4,210,496	$(186,820)	$4,023,676

Net loss	(192,558)	(1,945)	(194,503)

Partners' capital (deficit), June 30, 2008	$4,017,938	$(188,765)	$3,829,173

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2008	$5,169,312	$(330,875)	$4,838,437

Net loss	(319,599)	(3,228)	(322,827)

Partners' capital (deficit), June 30, 2008	$4,849,713	$(334,103)	$4,515,610

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2008	$7,918,477	$(330,481)	$7,587,996

Net loss	(469,947)	(4,747)	(474,694)

Partners' capital (deficit), June 30, 2008	$7,448,530	$(335,228)	$7,113,302

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2008	$5,864,926	$(168,819)	$5,696,107

Net loss	(162,731)	(1,644)	(164,375)

Partners' capital (deficit), June 30, 2008	$5,702,195	$(170,463)	$5,531,732

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2008	$6,244,366	$(240,351)	$6,004,015

Net loss	(345,041)	(3,485)	(348,526)

Partners' capital (deficit), June 30, 2008	$5,899,325	$(243,836)	$5,655,489

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2008	$11,349,994	$(170,227)	$11,179,767

Net loss	(296,982)	(3,000)	(299,982)

Partners' capital (deficit), June 30, 2008	$11,053,012	$(173,227)	$10,879,785

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2008	$6,462,944	$(115,186)	$6,347,758

Net loss	(158,708)	(1,603)	(160,311)

Partners' capital (deficit), June 30, 2008	$6,304,236	$(116,789)	$6,187,447

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2008	$10,184,106	$(114,871)	$10,069,235

Net loss	(402,733)	(4,068)	(406,801)

Partners' capital (deficit), June 30, 2008	$9,781,373	$(118,939)	$9,662,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2008	$11,857,041	$(100,721)	$11,756,320

Net loss	(181,219)	(1,831)	(183,050)

Partners' capital (deficit), June 30, 2008	$11,675,822	$(102,552)	$11,573,270

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2008	$9,845,715	$(98,974)	$9,746,741

Net loss	(238,337)	(2,407)	(240,744)

Partners' capital (deficit), June 30, 2008	$9,607,378	$(101,381)	$9,505,997

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2008	$11,381,504	$(112,250)	$11,269,254

Net loss	(245,104)	(2,476)	(247,580)

Partners' capital (deficit), June 30, 2008	$11,136,400	$(114,726)	$11,021,674

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2008	$9,552,864	$(155,192)	$9,397,672

Net loss	(256,670)	(2,593)	(259,263)

Partners' capital (deficit), June 30, 2008	$9,296,194	$(157,785)	$9,138,409

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2008	$14,688,126	$(95,007)	$14,593,119

Net loss	(299,095)	(3,021)	(302,116)

Partners' capital (deficit), June 30, 2008	$14,389,031	$(98,028)	$14,291,003

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2008	$19,499,904	$(127,801)	$19,372,103

Net loss	(430,073)	(4,344)	(434,417)

Partners' capital (deficit), June 30, 2008	$19,069,831	$(132,145)	$18,937,686

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2008	$15,930,598	$(78,932)	$15,851,666

Net loss	(316,627)	(3,198)	(319,825)

Partners' capital (deficit), June 30, 2008	$15,613,971	$(82,130)	$15,531,841

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2008	$26,509,857	$(89,458)	$26,420,399

Net loss	(511,636)	(5,168)	(516,804)

Partners' capital (deficit), June 30, 2008	$25,998,221	$(94,626)	$25,903,595

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2008	$22,282,369	$(40,323)	$22,242,046

Net loss	(275,719)	(2,785)	(278,504)

Partners' capital (deficit), June 30, 2008	$22,006,650	$(43,108)	$21,963,542

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2008	2007

Cash flows from operating activities:

Net loss	$(6,608,743)	$(7,573,913)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	402,563	402,563
Distributions from Operating Partnerships	84,862	99,056
Share of (Income) Loss from Operating Partnerships	4,737,080	5,480,491
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	608,471	1,040
Decrease (Increase) in accounts receivable	-	(17,359)
(Decrease) Increase in accounts payable affiliates	1,618,953	1,491,249

Net cash (used in) provided by operating activities	843,186	(116,873)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(6,479)	(768,198)

Net cash (used in) provided by investing activities	(6,479)	(768,198)

		-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	836,707	(885,071)

Cash and cash equivalents, beginning	6,849,444	9,316,159

Cash and cash equivalents, ending	$7,686,151	$8,431,088

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$860,207

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2008	2007

Cash flows from operating activities:

Net loss	$(129,056)	$(224,060)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	893	893
Distributions from Operating Partnerships	-	14,900
Share of (Income) Loss from Operating Partnerships	40,318	142,644
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	84,438	34,438

Net cash (used in) provided by operating activities	(3,788)	(31,185)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,788)	(31,185)

Cash and cash equivalents, beginning	168,406	241,848

Cash and cash equivalents, ending	$164,618	$210,663

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2008	2007

Cash flows from operating activities:
Net loss	$(73,426)	$(88,220)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	488	488
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	29,069	29,701
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	47,334	56,460

Net cash (used in) provided by operating activities	3,084	(1,571)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,084	(1,571)

Cash and cash equivalents, beginning	6,279	12,391

Cash and cash equivalents, ending	$9,363	$10,820

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2008	2007

Cash flows from operating activities:

Net loss	$(58,952)	$(70,625)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	1,535	1,535
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	4,992	18,730
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	(17,359)
(Decrease) Increase in accounts payable affiliates	65,927	63,648

Net cash (used in) provided by operating activities	13,121	(4,071)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,121	(4,071)

Cash and cash equivalents, beginning	81,744	129,911

Cash and cash equivalents, ending	$94,865	$125,840

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2008	2007

Cash flows from operating activities:

Net loss	$(34,508)	$(106,432)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	2,283	2,283
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(23,798)	42,490
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	62,349	60,066

Net cash (used in) provided by operating activities	5,945	(1,593)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,945	(1,593)

Cash and cash equivalents, beginning	40,491	64,648

Cash and cash equivalents, ending	$46,436	$63,055

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2008	2007

Cash flows from operating activities:

Net loss	$(40,632)	$(80,779)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	2,551	2,551
Distributions from Operating Partnerships	6,931	-
Share of (Income) Loss from Operating Partnerships	34,442	22,465
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	56,934	56,934

Net cash (used in) provided by operating activities	59,845	1,171

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,845	1,171

Cash and cash equivalents, beginning	135,973	164,634

Cash and cash equivalents, ending	$195,818	$165,805

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2008	2007

Cash flows from operating activities:

Net loss	$(54,269)	$(252,102)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	3,805	3,805
Distributions from Operating Partnerships	9,575	-
Share of (Income) Loss from Operating Partnerships	66,231	177,252
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	68,169	68,169

Net cash (used in) provided by operating activities	93,130	(2,876)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,130	(2,876)

Cash and cash equivalents, beginning	187,189	249,177

Cash and cash equivalents, ending	$280,319	$246,301

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2008	2007

Cash flows from operating activities:

Net loss	$(190,890)	$(295,285)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	4,226	4,226
Distributions from Operating Partnerships	10,755	48,845
Share of (Income) Loss from Operating Partnerships	96,717	189,787
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	108,689	108,689

Net cash (used in) provided by operating activities	29,116	56,262

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,116	56,262

Cash and cash equivalents, beginning	202,820	218,953

Cash and cash equivalents, ending	$231,936	$275,215

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2008	2007

Cash flows from operating activities:

Net loss	$(179,244)	$(325,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	3,914	3,914
Distributions from Operating Partnerships	171	236
Share of (Income) Loss from Operating Partnerships	108,390	245,736
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	81,060	78,801

Net cash (used in) provided by operating activities	13,910	3,212

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,910	3,212

Cash and cash equivalents, beginning	87,690	100,228

Cash and cash equivalents, ending	$101,600	$103,440

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2008	2007

Cash flows from operating activities:

Net loss	$(335,560)	$(383,748)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	825	825
Distributions from Operating Partnerships	51,908	-
Share of (Income) Loss from Operating Partnerships	283,040	297,222
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	33,529	33,529

Net cash (used in) provided by operating activities	33,361	(52,172)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,361	(52,172)

Cash and cash equivalents, beginning	185,940	256,644

Cash and cash equivalents, ending	$219,301	$204,472

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2008	2007

Cash flows from operating activities:

Net loss	$(357,884)	$(345,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	828	828
Distributions from Operating Partnerships	396	-
Share of (Income) Loss from Operating Partnerships	284,444	271,245
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	84,495	84,495

Net cash (used in) provided by operating activities	11,898	11,264

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,898	11,264

Cash and cash equivalents, beginning	174,993	194,755

Cash and cash equivalents, ending	$186,891	$206,019

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2008	2007

Cash flows from operating activities:

Net loss	$(194,503)	$(119,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	5,309	5,309
Distributions from Operating Partnerships	-	22,127
Share of (Income) Loss from Operating Partnerships	152,803	56,696
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	1,040
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	46,543	46,543

Net cash (used in) provided by operating activities	9,771	12,676

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,771	12,676

Cash and cash equivalents, beginning	276,205	291,351

Cash and cash equivalents, ending	$285,976	$304,027

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2008	2007

Cash flows from operating activities:

Net loss	$(322,827)	$(432,533)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	-
Distributions from Operating Partnerships	793	995
Share of (Income) Loss from Operating Partnerships	247,012	365,599
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,813)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	91,038	99,360

Net cash (used in) provided by operating activities	13,203	33,421

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,203	33,421

Cash and cash equivalents, beginning	258,422	118,708

Cash and cash equivalents, ending	$271,625	$152,129

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2008	2007

Cash flows from operating activities:

Net loss	$(474,694)	$(422,456)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	9,182	9,182
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	385,035	328,264
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	274,619	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	82,886	82,886

Net cash (used in) provided by operating activities	277,028	(2,124)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	277,028	(2,124)

Cash and cash equivalents, beginning	306,548	305,931

Cash and cash equivalents, ending	$583,576	$303,807

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2008	2007

Cash flows from operating activities:

Net loss	$(164,375)	$(252,187)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	6,819	6,819
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	109,828	206,634
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(447)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	46,459	43,491

Net cash (used in) provided by operating activities	(1,716)	4,757

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,716)	4,757

Cash and cash equivalents, beginning	186,282	189,375

Cash and cash equivalents, ending	$184,566	$194,132

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2008	2007

Cash flows from operating activities:

Net loss	$(348,526)	$(369,021)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	10,984	10,984
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	272,341	282,254
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	76,282	73,299

Net cash (used in) provided by operating activities	10,700	(2,484)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,700	(2,484)

Cash and cash equivalents, beginning	66,702	83,640

Cash and cash equivalents, ending	$77,402	$81,156

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2008	2007

Cash flows from operating activities:

Net loss	$(299,982)	$(292,023)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	32,309	32,309
Distributions from Operating Partnerships	-	2,000
Share of (Income) Loss from Operating Partnerships	225,576	208,338
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,198)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	57,090	57,090

	-	-
Net cash (used in) provided by operating activities	7,795	7,714

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,795	7,714

Cash and cash equivalents, beginning	148,626	351,387

Cash and cash equivalents, ending	$156,421	$359,101

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2008	2007

Cash flows from operating activities:

Net loss	$(160,311)	$(176,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	22,116	22,116
Distributions from Operating Partnerships	635	2,827
Share of (Income) Loss from Operating Partnerships	117,320	115,852
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	43,106	40,149

Net cash (used in) provided by operating activities	22,485	4,848

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,485	4,848

Cash and cash equivalents, beginning	97,695	91,246

Cash and cash equivalents, ending	$120,180	$96,094

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2008	2007

Cash flows from operating activities:

Net loss	$(406,801)	$(320,025)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	23,706	23,706
Distributions from Operating Partnerships	635	-
Share of (Income) Loss from Operating Partnerships	330,927	246,204
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(522)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	(839)	1,101

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(839)	1,101

Cash and cash equivalents, beginning	305,864	309,615

Cash and cash equivalents, ending	$305,025	$310,716

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2008	2007

Cash flows from operating activities:

Net loss	$(183,050)	$(162,865)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	24,729	24,729
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	112,116	95,805
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	41,100	41,100

	-	-
Net cash (used in) provided by operating activities	(5,486)	(1,231)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,486)	(1,231)

Cash and cash equivalents, beginning	133,521	205,640

Cash and cash equivalents, ending	$128,035	$204,409

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2008	2007

Cash flows from operating activities:

Net loss	$(240,744)	$(208,129)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	22,581	22,581
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	182,726	150,460
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	34,200	(15,800)

Net cash (used in) provided by operating activities	(1,618)	(50,888)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,618)	(50,888)

Cash and cash equivalents, beginning	158,655	274,404

Cash and cash equivalents, ending	$157,037	$223,516

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2008	2007

Cash flows from operating activities:

Net loss	$(247,580)	$(261,836)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	28,431	28,431
Distributions from Operating Partnerships	765	-
Share of (Income) Loss from Operating Partnerships	167,176	190,998
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	50,004	50,004

	-	-
Net cash (used in) provided by operating activities	(1,585)	7,597

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

		-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,585)	7,597

Cash and cash equivalents, beginning	142,164	177,375

Cash and cash equivalents, ending	$140,579	$184,972

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2008	2007

Cash flows from operating activities:

Net loss	$(259,263)	$(495,284)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	33,481	33,481
Distributions from Operating Partnerships	884	2,932
Share of (Income) Loss from Operating Partnerships	167,069	392,707
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,584)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	66,132	61,708

Net cash (used in) provided by operating activities	(1,281)	(4,456)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,281)	(4,456)

Cash and cash equivalents, beginning	21,723	18,375

Cash and cash equivalents, ending	$20,442	$13,919

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2008	2007

Cash flows from operating activities:

Net loss	$(302,116)	$(332,242)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	29,283	29,283
Distributions from Operating Partnerships	-	2,212
Share of (Income) Loss from Operating Partnerships	209,492	241,724
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(11,920)	63,080

Net cash (used in) provided by operating activities	(75,642)	4,057

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(4,211)	(105,290)

Net cash (used in) provided by investing activities	(4,211)	(105,290)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,853)	(101,233)

Cash and cash equivalents, beginning	649,411	460,921

Cash and cash equivalents, ending	$569,558	$359,688

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2008	2007

Cash flows from operating activities:

Net loss	$(434,417)	$(403,984)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	41,837	41,837
Distributions from Operating Partnerships	711	707
Share of (Income) Loss from Operating Partnerships	311,741	283,679
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	76,695	26,695

Net cash (used in) provided by operating activities	(3,814)	(51,066)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(2,268)	(56,694)

Net cash (used in) provided by investing activities	(2,268)	(56,694)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,082)	(107,760)

Cash and cash equivalents, beginning	343,255	596,017

Cash and cash equivalents, ending	$337,173	$488,257

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2008	2007

Cash flows from operating activities:

Net loss	$(319,825)	$(393,114)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	28,255	28,255
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	221,198	298,506
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	71,175	71,176

Net cash (used in) provided by operating activities	422	4,823

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	422	4,823

Cash and cash equivalents, beginning	864,250	832,233

Cash and cash equivalents, ending	$864,672	$837,056

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2008	2007

Cash flows from operating activities:

Net loss	$(516,804)	$(413,868)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	36,220	36,220
Distributions from Operating Partnerships	703	679
Share of (Income) Loss from Operating Partnerships	407,055	296,251
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(678)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	41,641	41,641

Net cash (used in) provided by operating activities	(31,863)	(39,077)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,863)	(39,077)

Cash and cash equivalents, beginning	1,030,160	1,404,092

Cash and cash equivalents, ending	$998,297	$1,365,015

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2008	2007

Cash flows from operating activities:

Net loss	$(278,504)	$(347,181)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	25,973	25,973
Distributions from Operating Partnerships	-	596
Share of (Income) Loss from Operating Partnerships	193,820	283,248
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	362,333	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	62,382	12,382

Net cash (used in) provided by operating activities	366,004	(24,982)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(606,214)

Net cash (used in) provided by investing activities	-	(606,214)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	366,004	(631,196)

Cash and cash equivalents, beginning	588,436	1,972,660

Cash and cash equivalents, ending	$954,440	$1,341,464

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$860,207

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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
June 30, 2008
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2008 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of June 30, 2008 and 2007 are as follows:

	2008	2007
Series 20	$ 33,042	$ 29,470
Series 21	18,073	16,119
Series 22	56,794	50,654
Series 23	80,133	71,002
Series 24	94,391	84,187
Series 25	94,796	84,548
Series 26	158,600	141,696
Series 27	138,258	123,311
Series 28	30,526	27,226
Series 29	30,489	27,178
Series 30	196,320	175,082
Series 32	279,890	249,493
Series 33	251,412	224,136
Series 34	399,258	355,902
Series 35	1,132,788	1,009,924
Series 36	773,349	688,989
Series 37	739,104	649,118
Series 38	647,313	551,409
Series 39	570,563	482,782
Series 40	558,561	456,165
Series 41	720,970	605,437
Series 42	592,698	478,602
Series 43	768,409	620,173
Series 44	456,616	354,937
Series 45	528,145	406,082
Series 46	373,794	285,150
	$9,724,292	$8,248,772

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2008 and 2007, are as follows:
	2008	2007
Series 20	$ 84,438	$ 84,438
Series 21	45,093	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,934
Series 25	68,169	68,169
Series 26	108,689	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	84,495	84,495
Series 30	46,543	46,543
Series 31	91,038	99,360
Series 32	82,886	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,001
Series 41	61,708	61,708
Series 42	63,080	63,080
Series 43	76,695	76,695
Series 44	71,175	71,175
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,771,559	$1,791,245

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended June 30, 2008 and 2007 are as follows:
	2008	2007
Series 20	$ -	$ 50,000
Series 28	50,000	50,000
Series 39	-	50,000
Series 42	75,000	-
Series 43	-	50,000
Series 45	50,000	50,000
Series 46	-	50,000
	$175,000	$300,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2008 and 2007 the Fund has limited partnership interests in 512 and 513 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2008 and 2007 are as follows:
	2008	2007
Series 20	22	22
Series 21	13	13
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	18	18
Series 31	26	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	21	21
Series 42	23	23
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	512	513

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2008 and 2007 are as follows:
	2008	2007
Series 21	$ 236,479	$ 236,479
Series 22	9,352	18,770
Series 24	9,999	9,999
Series 25	61,733	61,733
Series 26	29,490	29,490
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	45,783	45,783
Series 30	127,396	127,396
Series 31	66,294	611,150
Series 32	298,561	298,561
Series 33	194,154	194,154
Series 34	8,244	8,244
Series 35	-	163,782
Series 37	138,438	138,438
Series 40	8,694	8,694
Series 41	100	100
Series 42	452,937	608,184
Series 43	307,738	433,828
Series 44	702,126	781,022
Series 45	16,724	902,834
Series 46	20,138	844,536
	$2,815,097	$5,603,894

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2008.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

	2008	2007

Revenues
Rental	$41,109,346	$40,221,165
Interest and other	1,918,486	1,689,833

	43,027,832	41,910,998

Expenses
Interest	10,676,019	11,089,229
Depreciation and amortization	12,629,743	12,616,476
Operating expenses	26,195,860	25,557,551

	49,501,622	49,263,256

NET LOSS	$(6,473,790)	$(7,352,258)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(6,409,052)	$(7,278,734)

Net loss allocated to other Partners	$(64,738)	$(73,524)

* Amounts include $1,671,972 and $1,798,243 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 20

	2008	2007

Revenues
Rental	$2,398,072	$2,226,586
Interest and other	263,764	213,033

	2,661,836	2,439,619

Expenses
Interest	638,601	629,165
Depreciation and amortization	607,031	856,315
Operating expenses	1,506,215	1,412,740

	2,751,847	2,898,220

NET LOSS	$(90,011)	$(458,601)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(89,111)	$(454,015)

Net loss allocated to other Partners	$(900)	$(4,586)

* Amounts include $48,793 and $311,371 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 21

	2008	2007

Revenues
Rental	$1,054,587	$1,348,205
Interest and other	103,058	35,938

	1,157,645	1,384,143

Expenses
Interest	312,675	452,422
Depreciation and amortization	222,477	249,888
Operating expenses	737,866	1,071,934

	1,273,018	1,774,244

NET LOSS	$(115,373)	$(390,101)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(114,219)	$(386,200)

Net loss allocated to other Partners	$(1,154)	$(3,901)

* Amounts include $85,150 and $356,499 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 22

	2008	2007

Revenues
Rental	$1,523,528	$1,491,932
Interest and other	82,599	74,735

	1,606,127	1,566,667

Expenses
Interest	346,477	311,726
Depreciation and amortization	476,099	398,431
Operating expenses	1,063,899	1,084,387

	1,886,475	1,794,544

NET LOSS	$(280,348)	$(227,877)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(277,545)	$(225,598)

Net loss allocated to other Partners	$(2,803)	$(2,279)

* Amounts include $272,553 and $206,868 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 23

	2008	2007

Revenues
Rental	$1,696,573	$1,707,771
Interest and other	77,172	72,270

	1,773,745	1,780,041

Expenses
Interest	411,321	411,368
Depreciation and amortization	429,199	420,331
Operating expenses	1,205,850	1,207,845

	2,046,370	2,039,544

NET LOSS	$(272,625)	$(259,503)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(269,898)	$(256,907)

Net loss allocated to other Partners	$(2,727)	$(2,596)

* Amounts include $293,696 and $214,417 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 24

	2008	2007

Revenues
Rental	$1,368,849	$1,204,922
Interest and other	30,401	34,829

	1,399,250	1,239,751

Expenses
Interest	348,780	284,604
Depreciation and amortization	391,388	332,226
Operating expenses	923,828	818,453

	1,663,996	1,435,283

NET LOSS	$(264,746)	$(195,532)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(262,099)	$(193,577)

Net loss allocated to other Partners	$(2,647)	$(1,955)

* Amounts include $227,657 and $171,112 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 25

	2008	2007

Revenues
Rental	$2,254,747	$2,231,166
Interest and other	82,929	27,980

	2,337,676	2,259,146

Expenses
Interest	501,191	619,804
Depreciation and amortization	491,407	452,541
Operating expenses	1,569,199	1,506,324

	2,561,797	2,578,669

NET LOSS	$(224,121)	$(319,523)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(221,880)	$(316,328)

Net loss allocated to other Partners	$(2,241)	$(3,195)

* Amounts include $155,649 and $139,076 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 26

	2008	2007

Revenues
Rental	$2,694,033	$2,629,813
Interest and other	104,436	106,802

	2,798,469	2,736,615

Expenses
Interest	523,258	585,742
Depreciation and amortization	707,201	722,168
Operating expenses	1,791,777	1,734,412

	3,022,236	3,042,322

NET LOSS	$(223,767)	$(305,707)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(221,530)	$(302,650)

Net loss allocated to other Partners	$(2,237)	$(3,057)

* Amounts include $124,813 and $112,863 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 27

	2008	2007

Revenues
Rental	$1,942,765	$1,847,418
Interest and other	34,023	16,913

	1,976,788	1,864,331

Expenses
Interest	659,982	679,787
Depreciation and amortization	433,698	440,088
Operating expenses	996,134	1,037,010

	2,089,814	2,156,885

NET LOSS	$(113,026)	$(292,554)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(111,896)	$(289,628)

Net loss allocated to other Partners	$(1,130)	$(2,926)

* Amounts include $3,506 and $43,892 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 28

	2008	2007

Revenues
Rental	$1,725,550	$1,660,917
Interest and other	34,357	32,781

	1,759,907	1,693,698

Expenses
Interest	352,018	361,983
Depreciation and amortization	547,459	549,505
Operating expenses	1,153,209	1,087,176

	2,052,686	1,998,664

NET LOSS	$(292,779)	$(304,966)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(289,850)	$(301,916)

Net loss allocated to other Partners	$(2,929)	$(3,050)

* Amounts include $6,810 and $4,694 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 29

	2008	2007

Revenues
Rental	$1,675,328	$1,665,163
Interest and other	92,559	123,046

	1,767,887	1,788,209

Expenses
Interest	504,426	484,651
Depreciation and amortization	614,534	613,921
Operating expenses	1,162,091	1,028,665

	2,281,051	2,127,237

NET LOSS	$(513,164)	$(339,028)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(508,033)	$(335,638)

Net loss allocated to other Partners	$(5,131)	$(3,390)

* Amounts include $223,589 and $64,393 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 30

	2008	2007

Revenues
Rental	$1,252,168	$1,187,449
Interest and other	32,762	71,741

	1,284,930	1,259,190

Expenses
Interest	233,801	229,899
Depreciation and amortization	289,282	298,865
Operating expenses	916,194	787,696

	1,439,277	1,316,460

NET LOSS	$(154,347)	$(57,270)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(152,803)	$(56,696)

Net loss allocated to other Partners	$(1,544)	$(574)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 31

	2008	2007

Revenues
Rental	$2,537,454	$2,629,389
Interest and other	120,788	118,023

	2,658,242	2,747,412

Expenses
Interest	563,492	617,851
Depreciation and amortization	777,741	809,201
Operating expenses	1,583,692	1,698,281

	2,924,925	3,125,333

NET LOSS	$(266,683)	$(377,921)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(264,016)	$(374,142)

Net loss allocated to other Partners	$(2,667)	$(3,779)

* Amounts include $17,004 and $8,543 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 32

	2008	2007

Revenues
Rental	$1,484,841	$1,326,173
Interest and other	53,710	51,733

	1,538,551	1,377,906

Expenses
Interest	396,806	318,143
Depreciation and amortization	654,610	573,598
Operating expenses	912,650	824,046

	1,964,066	1,715,787

NET LOSS	$(425,515)	$(337,881)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(421,260)	$(334,502)

Net loss allocated to other Partners	$(4,255)	$(3,379)

* Amounts include $36,225 and $6,238 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 33

	2008	2007

Revenues
Rental	$894,814	$815,534
Interest and other	34,401	31,074

	929,215	846,608

Expenses
Interest	254,831	264,923
Depreciation and amortization	313,883	315,710
Operating expenses	494,196	474,696

	1,062,910	1,055,329

NET LOSS	$(133,695)	$(208,721)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(132,358)	$(206,634)

Net loss allocated to other Partners	$(1,337)	$(2,087)

* Amounts include $22,530 and $- for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 34

	2008	2007

Revenues
Rental	$1,508,518	$1,461,126
Interest and other	76,367	63,033

	1,584,885	1,524,159

Expenses
Interest	445,264	412,813
Depreciation and amortization	571,193	521,575
Operating expenses	846,517	874,876

	1,862,974	1,809,264

NET LOSS	$(278,089)	$(285,105)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(275,308)	$(282,254)

Net loss allocated to other Partners	$(2,781)	$(2,851)

* Amounts include $2,967 and $- for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,

Series 35

	2008	2007

Revenues
Rental	$1,089,288	$1,078,836
Interest and other	51,325	54,849

	1,140,613	1,133,685

Expenses
Interest	306,143	346,782
Depreciation and amortization	397,083	381,702
Operating expenses	709,955	680,651

	1,413,181	1,409,135

NET LOSS	$(272,568)	$(275,450)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(269,842)	$(272,695)

Net loss allocated to other Partners	$(2,726)	$(2,755)

* Amounts include $44,266 and $64,357 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 36

	2008	2007

Revenues
Rental	$722,352	$827,359
Interest and other	39,730	29,116

	762,082	856,475

Expenses
Interest	202,753	248,023
Depreciation and amortization	232,949	260,660
Operating expenses	446,899	466,136

	882,601	974,819

NET LOSS	$(120,519)	$(118,344)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(119,314)	$(117,161)

Net loss allocated to other Partners	$(1,205)	$(1,183)

* Amounts include $1,994 and $1,309 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 37

	2008	2007

Revenues
Rental	$1,090,130	$1,073,469
Interest and other	42,215	29,102

	1,132,345	1,102,571

Expenses
Interest	349,017	312,238
Depreciation and amortization	375,929	411,518
Operating expenses	741,669	627,505

	1,466,615	1,351,261

NET LOSS	$(334,270)	$(248,690)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(330,927)	$(246,204)

Net loss allocated to other Partners	$(3,343)	$(2,486)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 38

	2008	2007

Revenues
Rental	$840,588	$821,494
Interest and other	41,108	38,761

	881,696	860,255

Expenses
Interest	205,476	199,286
Depreciation and amortization	297,996	300,998
Operating expenses	491,473	456,744

	994,945	957,028

NET LOSS	$(113,249)	$(96,773)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(112,116)	$(95,805)

Net loss allocated to other Partners	$(1,133)	$(968)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 39

	2008	2007

Revenues
Rental	$628,025	$632,324
Interest and other	54,458	32,422

	682,483	664,746

Expenses
Interest	142,741	145,872
Depreciation and amortization	249,658	266,237
Operating expenses	474,656	404,617

	867,055	816,726

NET LOSS	$(184,572)	$(151,980)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(182,726)	$(150,460)

Net loss allocated to other Partners	$(1,846)	$(1,520)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 40

	2008	2007

Revenues
Rental	$964,788	$947,237
Interest and other	56,032	35,102

	1,020,820	982,339

Expenses
Interest	227,679	241,569
Depreciation and amortization	335,932	346,678
Operating expenses	626,073	587,019

	1,189,684	1,175,266

NET LOSS	$(168,864)	$(192,927)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(167,176)	$(190,998)

Net loss allocated to other Partners	$(1,688)	$(1,929)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 41

	2008	2007

Revenues
Rental	$1,296,177	$1,230,208
Interest and other	52,216	46,361

	1,348,393	1,276,569

Expenses
Interest	414,433	502,475
Depreciation and amortization	431,211	439,582
Operating expenses	699,969	731,230

	1,545,613	1,673,287

NET LOSS	$(197,220)	$(396,718)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(195,248)	$(392,751)

Net loss allocated to other Partners	$(1,972)	$(3,967)

* Amounts include $28,179 and $44 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 42

	2008	2007

Revenues
Rental	$1,418,853	$1,401,414
Interest and other	44,873	46,340

	1,463,726	1,447,754

Expenses
Interest	367,050	385,412
Depreciation and amortization	465,111	453,169
Operating expenses	890,849	857,360

	1,723,010	1,695,941

NET LOSS	$(259,284)	$(248,187)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(256,691)	$(245,705)

Net loss allocated to other Partners	$(2,593)	$(2,482)

* Amounts include $47,199 and $3,981 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 43

	2008	2007

Revenues
Rental	$1,636,054	$1,621,904
Interest and other	51,133	50,665

	1,687,187	1,672,569

Expenses
Interest	353,021	392,533
Depreciation and amortization	611,597	619,990
Operating expenses	1,064,730	991,446

	2,029,348	2,003,969

NET LOSS	$(342,161)	$(331,400)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(338,739)	$(328,086)

Net loss allocated to other Partners	$(3,422)	$(3,314)

* Amounts include $26,998 and $44,407 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 44

	2008	2007

Revenues
Rental	$1,988,789	$1,898,248
Interest and other	128,176	95,447

	2,116,965	1,993,695

Expenses
Interest	635,396	683,088
Depreciation and amortization	600,327	518,901
Operating expenses	1,104,674	1,093,226

	2,340,397	2,295,215

NET LOSS	$(223,432)	$(301,520)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(221,198)	$(298,506)

Net loss allocated to other Partners	$(2,234)	$(3,014)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 45

	2008	2007

Revenues
Rental	$2,201,250	$2,156,492
Interest and other	97,315	137,681

	2,298,565	2,294,173

Expenses
Interest	615,446	618,207
Depreciation and amortization	756,488	728,786
Operating expenses	1,340,215	1,291,049

	2,712,149	2,638,042

NET LOSS	$(413,584)	$(343,869)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(409,449)	$(340,430)

Net loss allocated to other Partners	$(4,135)	$(3,439)

* Amounts include $2,394 and $44,179 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 46

	2008	2007

Revenues
Rental	$1,221,225	$1,098,616
Interest and other	36,579	20,056

	1,257,804	1,118,672

Expenses
Interest	363,941	348,863
Depreciation and amortization	348,260	333,892
Operating expenses	741,381	722,027

	1,453,582	1,404,782

NET LOSS	$(195,778)	$(286,110)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(193,820)	$(283,248)

Net loss allocated to other Partners	$(1,958)	$(2,862)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended June 30, 2008 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2008 were $1,771,559 and total fund management fees accrued as of June 30, 2008 were $40,874,769. During the quarter ended June 30, 2008, $175,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2008, an affiliate of the general partner of the Fund advanced a total of $1,497,740 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter June 30, 2008, $22,394 was advanced to the Fund from an affiliate of the general partner. The advances made in the current period, as well as the total advances made as of June 30, 2008, are as follows:

	Current
	Period	Total

Series 21	$ 2,241	$ 81,696
Series 22	2,279	22,899
Series 23	2,283	32,807
Series 27	2,259	29,024
Series 33	2,968	21,007
Series 34	2,983	31,923
Series 36	2,957	97,078
Series 38	-	69,191
Series 39	-	220,455
Series 40	-	297,730
Series 41	4,424	320,833
Series 42	-	221,615
Series 43	-	51,482
	$22,394	$1,497,740

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2008.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended June 30, 2008, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in one of the Operating Partnership and 13 remain.

During the quarter ended June 30, 2008, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of June 30, 2008, all of which has been loaned to the Operating Partnership. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2008, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of June 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended June 30, 2008, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended June 30,2007, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of June 30, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539.

During the quarter ended June 30, 2008, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of June 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended June 30, 2008, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of June 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended June 30, 2008, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of June 30, 2008. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended June 30, 2008, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of June 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended June 30, 2008, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of June 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2008, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2008. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in one of the Operating Partnerships and 26 remain.

During the quarter ended June 30, 2008, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2008. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 2008, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of June 30, 2008. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans and escrowed funds will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended June 30, 2008, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of June 30, 2008. Of the amount outstanding $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $69,154 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended June 30, 2008, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of June 30, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended June 30, 2008, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended June 30, 2008, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2008, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2008, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2008. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2008, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of June 30, 2008. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2008, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of June 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. Series 41 has since sold its interest in two of the Operating Partnership and 21 remain.

During the quarter ended June 30, 2008, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120.

During the quarter ended June 30, 2008, Series 42 recorded capital contribution releases of $4,211. Series 42 has outstanding contributions payable to 4 Operating Partnerships in the amount of $452,937 as of June 30, 2008. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $119,118 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2008, Series 43 recorded capital contribution releases of $2,268. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of June 30, 2008. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2008, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 3 Operating Partnerships in the amount of $702,126 as of June 30, 2008. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $505,522 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 45. Series 45 has since sold its interest in one of the Operating Partnership and 30 remain.

During the quarter ended June 30, 2008, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2008. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreement.

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

During the quarter ended June 30, 2008, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 3 Operating Partnerships in the amount of $20,138 as of June 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2008 and 2007, the Fund held limited partnership interests in 512 and 513 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2008, are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fees
Series 20	$ 83,613	$ 825
Series 21	41,340	3,753
Series 22	57,148	6,500
Series 23	51,066	9,000
Series 24	34,156	22,778
Series 25	31,110	37,059
Series 26	86,743	21,946
Series 27	63,425	15,376
Series 28	46,460	37,069
Series 29	67,433	17,062
Series 30	31,708	14,835
Series 31	74,438	16,600
Series 32	75,330	7,556
Series 33	43,491	-
Series 34	60,133	13,166
Series 35	37,090	20,000
Series 36	17,217	22,932
Series 37	48,716	2,500
Series 38	41,100	-
Series 39	31,200	3,000
Series 40	46,444	3,560
Series 41	52,635	9,073
Series 42	61,912	1,168
Series 43	74,699	1,996
Series 44	70,816	359
Series 45	72,596	19,045
Series 46	57,089	5,293
	$1,459,108	$312,451

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 20 reflects a net loss from Operating Partnerships of $(90,011) and $(458,601), respectively, which includes depreciation and amortization of $607,031 and $856,315, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure allowed by the state tax credit monitoring agency, the Illinois Housing Development Authority, and high debt. The 2007 average occupancy was 81% and the average occupancy for the first two quarters of 2008 was 87%. Occupancy decreased significantly in 2007 due to ten units that went off-line as the result of two separate sprinkler damage events. A dryer fire caused the first event in one of the units and the second event was the result of freezing pipes. The units are back on-line and the damage was covered by the property's insurance. Occupancy was down again at the end of the second quarter of 2008, due to a number of evictions; however, eleven new applications, with anticipated move-in dates of August 2008, are currently under review. The management company has listed the property on two internet sites and the site manager is dispersing flyers at local businesses.

Due to the reduced occupancy noted above, cash flow deteriorated in 2007 and $17,112 of funding from the investment partnership was necessary in the third quarter of 2007 to bring the real estate tax escrow current, pay down certain third party payables, and pay the property payroll. The property operated slightly below breakeven for the year 2007 and has continued to operate below breakeven for the first half of 2008.

For two years, the operating general partner tried to improve the property's financial performance by refinancing the mortgage, but was unsuccessful. Currently, an affiliate of the investment general partner is serving as the operating general partner. The investment general partner is attempting to find a replacement operating general partner and had been in discussions with several interested parties; however, no offers resulted from these conversations. As a result, the investment general partner hired a real estate broker to evaluate the operating general partner interest and help identify additional operating general partner replacements. To date it has been difficult to find an unrelated third party willing to step in as the operating general partner on an underperforming property. The mortgage, property taxes and insurance are all current. The Tax Increment Financing, a reduced real estate tax program from the city, will expire in December 2009. The operating general partner will apply to renew the applicable agreement at that time. The low income housing tax credit compliance period expires on December 31, 2010.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The property suffered a fire in the second quarter of 2006, causing twenty units to come off-line. The property was issued 8823s for the units taken off-line. Additionally, 8823s were issued to the property as a result of a state inspection completed prior to the fire. Management has sent corrective documents to the Texas Department of Housing and Community Affairs. The Department and management have gone back and forth with correspondence on resolving these issues. The most recent correspondence with management suggests that corrected 8823s will be issued in the third quarter of 2008. Work on the fire-damaged units was completed early in the second quarter of 2007. The operating general partner received $131,412 in insurance proceeds for recovery of lost rents in the fourth quarter of 2007. Since then, occupancy has shown signs of improvement averaging 88% for the first half of 2008. Occupancy dipped slightly in the second quarter to 88% from 91% in the first quarter. Evictions and move-outs mainly due to the school year ending caused this decrease. Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. The tax credit delivery period ended in 2005 and the low income house tax credit compliance period expires in December 2009. The mortgage, taxes, and insurance payments are current.

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

Series 21

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 21 reflects a net loss from Operating Partnerships of $(115,373) and $(390,101), respectively, which includes depreciation and amortization of $222,477 and $249,888, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. The average physical occupancy for 2006 was 61%. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction was completed in March 2007 and all units have received Certificates of Occupancy. It took ten months to lease the property. As of December 31, 2007, the property was 98% occupied and all the converted units were 100% occupied. However, the property was still unable to breakeven due to the slow leasing and the high marketing and promotion expense during the lease up. As of March 31, 2008, the property was 97% occupied and operated above breakeven for the first quarter of 2008. Management is confident occupancy will remain strong. Through second quarter 2008, physical occupancy averaged at 97%, resulting in breakeven operations. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund operating deficits.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 97% in 2007. Occupancy has been consistent with the prior year, averaging 95% through June of 2008. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2008. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 96% in 2007. Occupancy has been consistent with the prior year averaging 92% through June of 2008. Although occupancy is high and expenses remained below the investment general partners' state average, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

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

The operating general partner has requested use of operating reserve funds in order to pay for taxes and repairs cited in previously issued 8823s. After the withdrawals, the operating reserve balance is $14,288. In 2007 the property operated with a cash flow deficit. In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed. Occupancy and financial reports have been requested for second quarter of 2008 but were not available at the time of reporting. As of March 2008, occupancy is 77%. The property's low income housing tax credit compliance period expires in 2010.

In summary, the property has a history of unstable financial performance and inefficient management. These problems are compounded by continued non-compliance, significant costs necessary to correct capital improvement items, a building fire destroying all tenant files and an IRS letter indicating removal from the Section 42 program. Due to the removal from the Section 42 program the Operating Partnership experienced recapture, interest and penalties of $858,975. This represents recapture, interest and penalties of $445 per 1,000 BACs, which was reflected on the 2007 tax return. The operating general partner has worked with their attorney and Kentucky Housing in an attempt to get the property back into the Section 42 program, even though some portion of recapture would be required if reinstated. Management sent copies of all resident files to Kentucky Housing for review in May 2008. Upon review, Kentucky Housing denied reinstatement back into the Section 42 tax credit program. At this time, the investment general partner and its legal counsel are discussing a plan of action for this Operating Partnership. The investment general partner, operating general partner and Kentucky Housing continue to be in contact regarding possible alternatives to legal action.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 95% in 2007. Occupancy has been consistent with the prior year, averaging 93% in the second quarter of 2008. The property's operating expenses are below the investment general partner's state average. Despite occupancy above 90%, low rental rates in the area prevented the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 22 reflects a net loss from Operating Partnerships of $(280,348) and $(227,877), respectively, which includes depreciation and amortization of $476,099 and $398,431, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Through April 2008, occupancy averaged 92%, a slight decrease from the 2007 average of 93%, and the property continues to operate below breakeven due to low rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. The operating general partner advertises daily in the community newspaper and offers resident referral bonuses. In 2007, new billboards were installed at the front of the complex to attract more foot and drive-by traffic to the property. The operating general partner plans to replace the carpets and roof in 2008 in order to improve the property's curb appeal. The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 96% in 2007. Occupancy has been consistent with the prior year, averaging 92% through June of 2008. Although occupancy is high and expenses remain below the investment general partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

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

Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston Department of Neighborhood Development, the Department of Housing and Community Development, the operating general partner and their respective attorneys to come to a workout plan with the lender. After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on its original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allowed a 60-day window during which the operating general partner interest was to be sold and the PAR value of the note ($355,000) held by One United was to be paid in full. The new operating general partner was agreed to by all of the parties, and on September 14, 2007 the One United note was paid in full. The new operating general partner now holds the first soft mortgage and has begun rehabbing the property with the assistance of government funding. Although the property was expected to be re-occupied prior to year-end 2007, the rehabilitation work has progressed more slowly than anticipated. Units remain vacant; however, the credit allocating agency has confirmed that credits will not be jeopardized and occupancy is anticipated, with project-based Section 8 applicants, by early in the fourth quarter of 2008. The tax credit delivery period ended in 2007 and the low income housing tax credit compliance period expires in 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A consultant visited the property in August, and reported that the property was in excellent condition. The 2007 average annual occupancy was 92% and the first and second quarters of 2008 were at 95% occupancy. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% for the first half of 2008. Despite the low occupancy the partnership operated above breakeven in 2007 and continues to do so in 2008 due to management's ability to control operating expenses. In addition, in 2007, management increased rents. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. Since that time, a new leasing staff and site manager have been hired and new marketing strategies have been implemented which have enabled the property to increase traffic. While the area is a desirable place to live, it is also extremely competitive. Overall, the low occupancy is due to a combination of market-related factors as well as poor prior management. Management states that the biggest challenge is finding qualified maintenance technicians to staff the property. The investment general partner will continue to monitor and assist management with marketing and leasing strategies. A site inspection was performed in 2008 and the property was rated in good condition despite what appears to be an inordinately low maintenance expense figure. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. Average occupancy in 2007 was 90% and the property operated below breakeven due to a combination of increased vacancy and a significant increase in insurance expense ($40,000 from 2006). Due to a number of job losses in the area, turnover increased and occupancy dipped to 85% by year-end 2007. In addition, the loss of jobs resulted in an increase in bad debt and evictions. Another factor affecting occupancy was the increase in gas prices. Many tenants reside in Riverview and work in the service industry in Tampa, 15 miles away. In efforts to cut down on gas consumption, many moved closer to Tampa. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being turned over. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy has improved from 79% in March 2008 to 93% as of June 2008. Many of the maintenance staff has been replaced and a courtesy officer has been brought on site to assist in reducing incidents. The buildings are being touched up and cleaned to improve marketability. Despite the improvements, the property is operating below breakeven through the first five months of 2008. This is due to a high economic vacancy figure as concessions and vacancies are up significantly. The investment partner will continue to work with management to reduce economic vacancy, improve physical appearance and reduce expenses. All real estate tax, insurance and mortgage payments are current.

Series 23

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 23 reflects a net loss from Operating Partnerships of $(272,625) and $(259,503), respectively, which includes depreciation and amortization of $429,199 and $420,331, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Mathis Apartments, LTD. (Mathis Apartments) is a 32-unit multifamily development located in Mathis, Texas. Despite being 95% occupied during 2007 and implementing a rent increase, the partnership operated below breakeven. The deficit was directly attributable to inadequate rents combined with an increase in real estate taxes and maintenance costs. The maintenance expense increased about 31% due to costs for supplies and repairs and the taxes more than doubled from 2006. Increasing payables, withdrawals from the reserve account, and accruing management fees and operating general partner advances funded the 2007 operating deficit. As of the first half of 2008, occupancy has increased to average 96%. Despite the strong occupancy and increased revenue, the partnership continues to operate below breakeven. This is due to increased maintenance and administrative expenses from the costs associated with evictions and turnover. The operating general partner advanced funds to the partnership in 2007, as the guarantee is unlimited in time and amount. The tax credit compliance period ends in 2009. The investment general partner will continue to work with the operating general partner to help improve operations. All real estate tax, mortgage, and insurance payments are current.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 85% in the second quarter of 2008. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There are also newer competing properties offering more attractive amenities. Over the past three years, there have been numerous managers at the property. The operating general partner completed another site management change in November 2007. Management increased concessions and resident referral rewards. Management is in constant communication with the nearby Air Force base and local employers, is placing advertising in the weekly newspaper, and has a website for the property. The new manager is focusing on strengthening the resident base, increasing resident retention, and improving collections. The manager has been proactive in an attempt to improve lease renewals by contacting every resident to ask if they need any additional services. The on-site manager has made personal contact with specific employers in the immediate area that best support the property and received permission to display brochures to promote the community in break rooms and at front desks. Management also changed the office hours to better accommodate working residents. As the result of the low occupancy and overly burdensome debt service, the property was not able to operate above breakeven through the second quarter of 2008. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve and the property can support itself. The operating general partner continues to fund the operating deficits. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Sacramento SRO, LP (La Pensione K Apartments), is a 129-unit single-room occupancy property, for special needs residents, located in Sacramento, CA. In 2004, a tax lien was discovered upon follow-up with the operating general partner regarding the extraordinary penalties recorded in the audit. According to the city of Sacramento, this lien was for the period between tax exemption application and receipt of tax exemption status. The operating general partner thought the period was covered by the exemption. The amount of the tax lien is approximately $95,190 ($63,249 for actual taxes due, the balance for penalties). The operating general partner has negotiated a five-year payment plan to pay down the tax lien. As a result, on top of the annual real estate taxes, the Operating Partnership makes a $25,000 annual payment as required by the city to avoid being declared in default. As of December 31, 2007, the full balance of the tax lien has been fully paid off. In 2007, the property continued to operate at a surplus with an average physical occupancy of 99%. As of March 31, 2008, this property was 99% occupied. The property's mortgage, taxes and insurance are all current.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A consultant visited the property in August, and reported that the property was in excellent condition. The 2007 average annual occupancy was 92% and the first and second quarters of 2008 were at 95% occupancy. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. Occupancy averaged 99% in 2007 and the property operated above breakeven. Despite high occupancy, the property operated below breakeven in the first quarter of 2008 due to increased heating and appliance repair expenses and high seasonal utility costs. High turnover costs and maintenance, namely painting, also increased the operating expenses. To offset high operating expenses, a rent increase was implemented in May 2008. Monthly rents increased by an average of $15 to $25 per unit, which will increase gross potential revenue by approximately $2,000 per month. Seasonal operating expenses normalized in the second quarter of 2008. Reduced operating expenses, along with the rent increase, allowed the property to operate slightly above breakeven in the second quarter. As of June 30, 2008, the property was 97% occupied. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% for the first half of 2008. Despite the low occupancy the partnership operated above breakeven in 2007 and continues to do so in 2008 due to management's ability to control operating expenses. In addition, in 2007 management increased rents. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. Since that time, a new leasing staff and site manager have been hired and new marketing strategies have been implemented which have enabled the property to increase traffic. While the area is a desirable place to live, it is also extremely competitive. Overall, the low occupancy is due to a combination of market-related factors as well as poor prior management. Management states that the biggest challenge is finding qualified maintenance technicians to staff the property. The investment general partner will continue to monitor and assist management with marketing and leasing strategies. A site inspection was performed in 2008 and the property was rated in good condition despite what appears to be an inordinately low maintenance expense figure. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. Average occupancy in 2007 was 90% and the property operated below breakeven due to a combination of increased vacancy and a significant increase in insurance expense ($40,000 from 2006). Due to a number of job losses in the area, turnover increased and occupancy dipped to 85% by year-end 2007. In addition, the loss of jobs resulted in an increase in bad debt and evictions. Another factor affecting occupancy was the increase in gas prices. Many tenants reside in Riverview and work in the service industry in Tampa, 15 miles away. In efforts to cut down on gas consumption, many moved closer to Tampa. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being turned over. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy has improved from 79% in March 2008 to 93% as of June 2008. Many of the maintenance staff has been replaced and a courtesy officer has been brought on site to assist in reducing incidents. The buildings are being touched up and cleaned to improve marketability. Despite the improvements, the property is operating below breakeven through the first five months of 2008. This is due to a high economic vacancy figure as concessions and vacancies are up significantly. The investment partner will continue to work with management to reduce economic vacancy, improve physical appearance and reduce expenses. All real estate tax, insurance and mortgage payments are current.

Series 24

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 24 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 24 reflects a net loss from Operating Partnerships of $(264,746) and $(195,532), respectively, which includes depreciation and amortization of $391,388 and $332,226, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. Although occupancy started showing signs of improvement in the first three-quarters of 2007, the fourth quarter saw occupancy decline to 80% in November and December. This trend continued into the first six months of 2008 with occupancy averaging 80%.

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

The operating general partner's most intensive community development work is focused in Nodine Hill where the property is located. The community organizer serves as the coordinator of the US Department of Justice's "Weed to Seed" initiative which combines law enforcement and social services in a coordinated effort to remediate problems in the neighborhood. The operating general partner has been instrumental in operating the Elm Street Neighborhood Center. The center offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Funds have been earmarked for the purchase of some surrounding vacant lots for the construction of a play area. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The operating general partner has a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has come on line that connects to the financial district in Manhattan. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is working to increase occupancy levels, as well as working to educate the tenants so they do not fall behind in rent payments. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized. A site visit is planned for the third quarter 2008.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through the first half of 2008, average occupancy is 95%, and operations are just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition, as all structural repairs have been addressed and operations are improving to pre-project levels. It appears occupancy has stabilized at 95% and the property should operate above breakeven by year-end of 2008. The mortgage, trade payables, property taxes and insurance are current.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana. During 2007, a rental increase was implemented effective for new move-ins or upon lease renewal. The rent increase caused a considerable amount of vacancies, as tenants could not afford the new rates. As a result, the partnership operated above breakeven during 2007, but occupancy declined 11% to average 88% for the year. Although much of the occupancy decline was due to the rent increase, it was also attributed to the continued weakening of the local economy. Lakeway Apartments is approximately twelve miles away from the nearest town, Many, Louisiana. In Many most of the apartment complexes offer rental assistance slots and substantial concessions. This is causing tenants and potential residents to vacate the Zwolle area. Both Many and Zwolle are towns struggling to keep residents in the area because several businesses have vacated and there are not many employment opportunities. This is evidenced at Lakeway as there are twenty-two rental assistance slots, but only two HUD voucher tenants as of June 2008. Although the operating general partner has a good rapport with the HUD representative in the parish, there are no new HUD vouchers to be provided. In addition, during the first half of 2008, turnover of the on-site manager position magnified the circumstances. Average occupancy is just 80% through June 2008; however, the Operating Partnership is operating at breakeven. In May, the site manager was replaced and marketing efforts were increased in an effort to attract qualified traffic. The operating general partner is funding all deficits as necessary. The guarantee is unlimited in time and amount. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining how to improve marketing results. All real estate tax, mortgage, and insurance payments are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. As of March 31, 2008, the property was 92% occupied. However, the property was not able to operate above breakeven, due to slightly higher maintenance expenses. In the first quarter of 2008, instead of using replacement reserve funds for some necessary repairs and appliance replacements, the management used available funds from operations. Through the second quarter 2008, physical occupancy averaged at 90% and as of June this property was 91% occupied. However, due to higher maintenance expenses the property was not able to operate above breakeven. Due to the age of the property maintenance expenses have increased. In 2008, management replaced number of appliances throughout the property. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only twenty-ones of the property's seventy-two units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2006 average occupancy declined to 77% from an average of 93% in 2005 as the qualified resident base continued to decline, resulting in below breakeven operations. As of June 30, 2008, occupancy is 90%, improving from the first quarter average of 84%. Even with the increased occupancy, the property continues to operate below breakeven status. The primary reasons for the cash flow deficit include: insufficient rental rates, vacancy losses to due to poor occupancy, various capital improvement projects and additional replacement reserve funding per a Rural Housing workout plan. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires in 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 88%. In 2007, average occupancy improved to 93% and the property began operating above breakeven. Through the first half of 2008, average occupancy is 90%, and the property is operating slightly below breakeven. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions. As a result, many problematic tenants have been evicted and replaced with more stable tenants. It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 89%. In 2007, average occupancy improved to 93% and the property began operating above breakeven. Through the first half of 2008, occupancy was 91% and the property is operating above breakeven. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions. As a result, many problem tenants have been evicted and replaced with more stable tenants. It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance. The mortgage, trade payables, property taxes and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. Occupancy began to decline in 2006 to an average of 82%, primarily due to lack of marketing. Management increased the frequency of newspaper advertising and occupancy improved through 2006 and 2007, reaching 91% by December 2007. However, the property operated below breakeven. In the first quarter of 2008 occupancy decreased to 87%. Staffing vacancies, specifically a manager and maintenance technician, have been difficult to fill and regional staff are assuming those duties. The operating general partner is funding deficits as necessary and the mortgage, property taxes, and insurance are current. The tax credit delivery period ended in 2006, with the low income housing tax credit compliance period due to expire in 2010.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development (HUD) terminated the Housing Assistance Payment contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property, although it had not formally accepted the deed. During the second quarter of 2008, the trustee entered into a Purchase and Sale for the sale of the property with ZAZ Properties, LLC for a purchase price of $1,650,000 with a targeted closing of September 1, 2008. Expenses and repayment of amounts due the bondholders will consume proceeds, so there will be no excess proceeds available to the Operating Partnership.

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

Series 25

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 22 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 25 reflects a net loss from Operating Partnerships of $(224,121) and $(319,523), respectively, which includes depreciation and amortization of $491,407 and $452,541, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In January of 2005, the Operating Partnership underwent a change in the operating general partner, which was accompanied by a change in management. In 2005, the property's performance dipped below breakeven due to high operating expenses, mainly due to deferred maintenance. Given the size and difficult tenant base/market of the property, the original operating general partner did not have the resources to support the property long term. As a result, deferred maintenance items were not addressed and the property's physical condition declined. As a result, when the new operating general partner assumed the position there was a significant amount of deferred maintenance and a number of vacant units, which could not be rented due to significant costs required make them marketable. Many of the more costly vacant units were down in efforts to turn over the other less costly units. The new management endeavored to address the maintenance items utilizing the existing replacement reserve account and available cash flow. Unfortunately, the available escrowed funds and cash flow have not proven to be sufficient. Capital expenditures in the amounts of $133,000 for 2005 and $190,000 for 2006 were contributed by the operating general partners; however, this was not enough to address all physical concerns. As a result, the property failed the 2007 Real Estate Assessment Center inspection and management lost the confidence of HUD, resulting in a HUD required management change. With the approval of the investment general partner, the operating general partner secured a $500,000 bridge loan to address all items raised by the Center, as well as additional rehab items on all units. The operating general partner and management are working closely with HUD to complete the project and will schedule a Center inspection upon completion. Upon successfully passing the Center inspection, there will be an attempt to refinance the bridge and current permanent financing at a lower rate. According to the operating general partner, the rehab project is estimated to be complete by the end of August 2008. Historically, the property has operated with an occupancy level of 90%. The 2006 and 2007 average occupancy was 91% and 89%, respectively, and as of May 2008 was 89%. According to the operating general partner, the decline in occupancy during the second half of 2007 was the result of the new management re-tenanting the property. Management is attempting to create a positive net monthly occupancy while ensuring that new tenants meet the stricter renting criteria which have been implemented. Through the first five months of 2008, occupancy has steadily increased and operations are improving. In addition, according to management, incidents at the property have reduced precipitously due to the more comprehensive tenant criteria and more reactive approaches to problematic tenants. Tenant receivables have declined significantly as well, as collection strategies have become more effective.

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

Despite strong occupancy, the property operated with a deficit in 2007. The loss was due to a large increase in real estate taxes in 2007. In 1997 the City of St. Louis granted the property a tax abatement which expired in 2006. The operating general partner erroneously thought the abatement went through 2007, so they had not budgeted for the large increase in real estate taxes. Per the operating general partner the City of St. Louis will not extend the abatement; however, the operating general partner is working with his counsel to appeal the assessment for the upcoming tax year. This process will begin in the fall of 2008. If the appeal process is not successful, the investment general partner and operating general partner will work together to determine if a withdrawal request from the operating reserve will be required to cover the real estate tax expense. Despite the cash deficit, the partnership has no debt. The operating deficit guarantee is unlimited in time and amount.

Dogwood Park L.P. (Dogwood Park Apartments) is a 127-unit family development located in Athens, Georgia. Although 2007 occupancy averaged 95% and expenses were reduced by $75 per unit, the property still operated below breakeven due to stagnant rent levels and high debt service. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired, for a period of three years. Occupancy averaged 100% as of June 2008 and cash was generated during the second quarter. The mortgage, taxes and insurance are current. The low income housing tax credit compliance period expires in 2011.

Series 26

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 26 reflects a net loss from Operating Partnerships of $(223,767) and $(305,707), respectively, which includes depreciation and amortization of $707,201 and $722,168, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As previously reported and as discussed above, the initial informal request to rebuild the property at another location and avoid recapture was denied by the IRS. In the second quarter of 2008, the operating general partner on behalf of the Operating Partnership filed a formal request with the IRS to i) waive the recapture; ii) waive the recapture and allow the property to be rebuilt in another location; or iii) waive a portion of the recapture. As a result of the formal request being submitted to the IRS, the proceeds held by the Operating Partnership to offset a portion of the anticipated recapture have been placed in an escrow account. In accordance with the escrow agreement, if the IRS does not waive the recapture or a portion of the recapture the monies held in escrow will be released to the investment partnership. If the request to waive recapture or a portion of the recapture is granted, the recapture recognized by BAC the holders in 2007 will be reversed in 2008. Further, if the recapture is waived entirely then the funds held in escrow will i) be utilized to rebuild the property at an alternative location; or ii) will be distributed in accordance with the terms of the Operating Partnership agreement.

Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. During the first half of 2007, occupancy declined as a result of management evicting non-paying tenants as well as tenants moving out because of necessary maintenance items being deferred. The complex was rehabilitated in 1996 and is in need of unit and curb appeal improvements. Although there was approximately $16,600 remaining in the replacement reserve account, Rural Development would not release the funds until all necessary work was completed. Some of the issues plaguing the site were electrical, plumbing, flooring and HVAC repairs; however, there has not been enough revenue generated to cover the costs. In addition, an inspection performed by The Texas Department of Housing and Community Affairs found multiple items that will need to be addressed in the near future. Some of the issues noted were: missing shingles and wood sections, exterior painting, rust removal, mortar and brick repairs, dryer vents replaced, and door and wall repainting. The inspection also noted buildings two and four are missing accessibility entrances, so ramps will need to be installed. The operating general partner and management are working on a work out plan with Rural Development because the complex does not have the cash flow to cover the cost of the needed repairs. Occupancy fluctuated throughout 2007 causing year-to-date occupancy to average 90%. Occupancy increased significantly during the fourth quarter to reach a year high of 97%; however, high administrative and maintenance expenses from resident turnover and legal costs resulted in below breakeven operations for 2007. Management has requested a rent increase from Rural Development of approximately $60 per unit for 2008; however, the increase was not granted. As of the first half of 2008, occupancy has increased to average 94%. The operating general partner is funding the operating deficit, as the guarantee is unlimited in time and amount. The investment general partner will continue to monitor the property's occupancy, operations, repairs and work out plan with Rural Development as well as assist management in determining ways to increase revenue and occupancy while reducing expenses in an effort to achieve breakeven operations in 2008. The last year of compliance is 2010. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2007 the property operated with an average occupancy of 90%, which was a 10% increase from the prior year. Despite this increase, there was a decline in occupancy during the last two months of 2007 as occupancy declined to 77%. Through the first half of 2008, occupancy has slowly recovered and ended the second quarter at 90%, with a six-month average of 81%. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. This was the reason for the significant drop in occupancy at year-end. June 2008 has been the slowest period for leasing, management is having difficulty replacing the move-outs despite aggressive advertising and lowered rents. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90% for the remainder of the year. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. Average occupancy for 2007 was 92%, an 11% improvement from the prior year. Despite this improvement, Grandview operated below breakeven for the year due to higher then average expenses from turnover costs and bad debt. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. Towards the end of 2007, a group of tenants relocated which resulted in an 8% decline in occupancy. Since then, management has been able to improve occupancy, which as of June 2008 was at 92% and averaged 84% for the year. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90% for the remainder of the year. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2007 the property operated with an average occupancy of 92%, which was a 12% improvement from the prior year when, due to excessive vacancy loss, the property was unable to operate above breakeven. Through the first half of 2008, occupancy was 89%, and was operating well above breakeven. Despite the improved operations, as of June 2008, occupancy dipped to 75% due to an inordinate amount of move outs in the months. Management anticipates the vacancies will be filled as the dip in occupancy took place during the middle of the leasing season. In the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance and insure that occupancy stabilizes above 90%. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2007 the property operated with an average occupancy of 86%, which was down by 6% from the prior year. As a result of the increase in vacancies, the property operated slightly below breakeven for 2007. During the fourth quarter of 2007, occupancy improved and through the first half of 2008, average occupancy was 95% and the property was operating above breakeven for the year. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips. As a result, many prior problematic tenants have been evicted and replaced with more stable tenants. According to the new site manager, they are leasing up the units as fast they can turn them. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2007 was 72%, with a fourth quarter average occupancy of 75%. The property was operating below breakeven due to a combination of increased vacancy loss as well as a significant increase in turnover costs. The property is located in a highly competitive area. The 2007 decline in occupancy was due to new townhouse units with garages being built in the immediate area, offering rents that were competitive with those at the Operating Partnership. The Operating Partnership is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property has experienced an increase in turnover as the families move to the larger townhouse homes. In early 2007, a Wal-Mart opened next to the property. This had a significant impact on the property's performance as the property became highly visible and was now located in a desirable area. As such, occupancy improved to 100% as of May 2008 and has a five month average occupancy of 95%. The investment general partner will continue to work with the operating general partner to monitor occupancy and ensure ongoing improvement. A site inspection will be conducted during the third quarter of 2008. All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. During 2007, the property operated with an average occupancy of 60%, a 34% decrease from the prior year. Despite the considerable drop in occupancy, operations were far better than in 2006 due to a rent increase, but the partnership continued to operate below breakeven. Although the rent increase was implemented in 2007, which aided the revenue, it also drove tenants away, as they could not afford the new rates. The 2007 deficit was a direct result of the increased vacancy as operating expenses were well maintained. During the first half of 2008, operations and occupancy continued to decline. As of the end of April, occupancy dropped further to average 33%. In addition, the May and June reporting indicates that there are no longer occupied units at the complex. The operating general partner states that the rental market is not healthy in that area. The Leesville / Fort Polk economy continues to weaken as businesses and prospective tenants have vacated. Due to the weakened economy, management has found considerable difficulty maintaining operations at the site. The operating general partner reports the complex has basically shut down and has dismissed the on-site manager. Additionally, the operating general partner has stated that they are deferring all maintenance items at this point, as there are no available funds to draw from. The operating general partner guarantee expired in 2002. The tax credit compliance period expires in 2011. The investment general partner will continue to work with the operating general partner to help improve occupancy and operations. All real estate tax, mortgage, and insurance payments are current.

Series 27

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 27 reflects a net loss from Operating Partnerships of $(113,026) and $(292,554), respectively, which includes depreciation and amortization of $433,698 and $440,088, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 85% in 2007. There are limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to the declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. In addition, the operating general partner completed a management change in December of 2007. As a result of the marketing and staff training efforts, occupancy increased from an average of 85% in 2007 to an average of 93% in the second quarter of 2008. However, due to low rental rents coupled with a high interest rate on the permanent mortgage, the property continues to experience negative cash flow. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits in accordance with his guarantee, which is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2007 due to increasing resident receivables and high operating expenses. Occupancy was at 100% as of June 2008, but tenant collections remain an issue and accounts payable continued to increase. Management has been pursuing and maintaining a more aggressive collection and eviction procedure. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely. A 2% rent increase was effective for January 2008. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. Management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority. However, in the second quarter of 2008, the operating general partner stated that the applications are on hold by the State due to budgeting and lack of funds for grants. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance payments are current and the operating general partner is funding deficits as needed.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Through the second quarter of 2008 the property operated at breakeven, despite low occupancy. Occupancy continued to struggle and averaged 75% for the second quarter. The low floating rate on the mortgage helped the property operate at breakeven. The operating general partner is currently looking into options to lock in the current low rate. The new regional manager is currently working on implementing a plan to help increase occupancy and decrease expenses. The plan includes increased local advertising, concessions to help increase occupancy, better screening of tenants, and a stricter policy on non-paying tenants, which will decrease bad debt. The new regional manager is also researching ways to lower administrative and maintenance expenses. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and expenses decrease. In the second quarter of 2008, the investment general partner requested a third party shop to assess the leasing performance of the manager and is currently awaiting results. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner's operating deficit guaranty until they convert to permanent fixed rate financing. The operating general partner funds operating deficits as necessary. All tax, mortgage, and insurance payments are current.

Series 28

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 28 reflects a net loss from Operating Partnerships of $(292,779) and $(304,966), respectively, which includes depreciation and amortization of $547,459 and $549,505, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. During 2007, occupancy averaged 83% and fluctuated between a low of 67% and a high of 92% throughout the year. The fluctuation in occupancy was caused, in part, by a small rent increase, but the majority of the vacancy was from evictions filed for failure to pay rent, lease violations, or suspected criminal activity. The property operated just below breakeven for the year and the accounts payable at the site remain an issue. During the first half of 2008 occupancy has declined further, averaging 76%. Due to the low occupancy, the partnership continues to operate below breakeven. Management continues to seek out ways to increase traffic and occupancy at the site. Current measures include blanketing the immediate area with flyers, and working with local non-profit agencies and area employers, as well as initiating a resident referral program. The operating general partner is funding deficits as necessary. The guarantee is unlimited in amount until the end of the low income housing tax credit compliance period in 2012. The investment general partner will continue to work with the operating general partner to help improve occupancy and assist with gaining another rent increase approval from Rural Development. All real estate tax, mortgage, and insurance payments are current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2006 the property operated below breakeven due to increased maintenance expenses caused by the repair of damages sustained during the 2005 hurricane season. The property was insured, but damages were not great enough to cover the insurance deductible, and the repairs were paid for out of operations. Although a small rent increase was applied in 2006, the rents were still insufficient to cover the expenses, which led to the deficit. During 2007, rental rates were still insufficient to cover the normal operating expenses, which caused the partnership to remain below breakeven. During 2007, a substantial increase of $50 per unit was implemented, which became effective for new move-ins or upon lease renewal. This caused significant vacancies as tenants moved out when their leases were up because they could not afford the new rates. As a result, occupancy averaged only 82% for 2007. Although much of the decline was due to the rent increase, it was also attributed to management's efforts to evict non-paying and problem residents. During the first half of 2008, occupancy declined further reaching a low of 48% in June 2008. Although average occupancy is just 61% through the second quarter 2008, management is adamant that improving the resident base will help operating results going forward. A new manager with more experience in troubled properties was hired in May. The operating general partner is hopeful that her experience will improve the operations and occupancy in the near future. The operating general partner is funding all deficits as necessary. The guarantee is unlimited in time and amount. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining how to improve operating results. All real estate tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The operating general partner reported that occupancy through the second quarter of 2008 was 93% and operations were stable. The 2007 average occupancy was 98% with operations above breakeven. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low-income housing tax credit compliance period expiring in 2011.

Sumner House LP (Sumner House Apartments) is a 79-unit property located in Hartford, CT. Occupancy averaged 94% in 2007, finishing the year at 99% occupancy in December 2007. Despite the high occupancy, the property operated significantly below breakeven in 2007 due to low rental rates. For the past year and a half, the operating general partner implemented a strict resident selection process to improve the resident base as well as offer leasing concessions to help increase occupancy. In the first quarter of 2008 the property maintained 100% occupancy. Occupancy fell to 95% at the end of the second quarter of 2008, mostly due to evictions for non-payment of rent. The operating general partner reports that police have been actively patrolling the surrounding area, and crime is decreasing. The operating general partner continues to fund all deficits. Taxes, insurance, and mortgage payments are current.

Series 29

As of June 30, 2008 and 2007, the average Qualified Occupancy for the Series was 96.0% and 100%, respectively. The series had a total of 22 properties at June 30, 2008, of which 21 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 29 reflects a net loss from Operating Partnerships of $(513,164) and $(339,028), respectively, which includes depreciation and amortization of $614,534 and $613,921, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, has operated below breakeven since 2005. Average occupancy was 72%, 47% and 70%, respectively, in 2005, 2006 and 2007. The site has no central office and the laundry room was boarded up due to vandalism. A site visit performed in the first quarter of 2007 confirmed that the property was in poor physical condition and suffered from ineffective management. Historically, the operating general partner has been slow in reporting financial and occupancy data. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears on its mortgage and that the lender had issued a notice of default. The lender replaced on-site management with a third-party management company at the end of the second quarter of 2007.   The investment general partner initiated discussions with the lender toward a possible workout.  The lender holds both debt and replacement reserve accounts, the latter of which was depleted to fund unit turnovers and bring the property to a saleable condition. The investment general partner and lender continue to discuss their options; however, any workout plan would include replenishing reserves and paying down the outstanding mortgage. As a result foreclosure is likely. The investment general partner will continue negotiations with the lender in an effort to maintain operations and avoid foreclosure that appears imminent at this time. If foreclosure occurs, the Operating Partnership will lose remaining credits of $47,356 and experience estimated recapture and interest of $203,312. This represents an estimated loss of future credits, and recapture and interest of $12 and $51, respectively, per 1,000 BACs. The investment general partner has confirmed that taxes and insurance are current. In December 2007, the lender polled the bondholders for their preference in resolving the default. They were given the options of foreclosure sale, 18-month debt forbearance as part of a workout plan, or refinancing the property. Although the bondholders showed no specific preference, the lender continues to review debt resolution through sale. Occupancy has increased and fluctuates between 92% and 96%; however, the interest expense remains high and the debt service remains outstanding.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Despite average occupancy of 79% during 2007, the property operated above breakeven due to a rent increase during the year. In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007. Occupancy showed signs of improvement during the first quarter of 2008 increasing to 79%, and reportedly has averaged 83% occupancy, with breakeven operations, in the second quarter 2008. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

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

The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The lender is currently holding the insurance proceeds. The operating general partner was able to reduce the original construction budget by $1,167,306. The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget greatly reduced the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from the Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000. The construction of the project started in early November 2006, and was expected to be complete within nine to ten months. However, the partnership encountered some difficulties with permits during the early stages of construction, causing construction delays. The property received final certificates of occupancy in early January 2008. As of March 2008, the property was 20% occupied. Lease-up is progressing slowly on this property. Through second quarter 2008, management was only able to lease-up few units bringing physical occupancy to 24% in June 2008. Management expects that leasing will pick up in summer months, as seniors tend to be more likely to move. To accelerate leasing, management is advertising on local buses and in all local senior newspapers, and offering one month free rent as referral fee to its current residents. Also, management hosts monthly Bingo sessions and offers daily blood pressure screenings. According to projections provided by management this property is expected to be fully leased-up by October 2008.

Jackson Partners, LP, (Arbor Park Apartments) is a 160-unit property located in Jackson, Mississippi. In the first quarter of 2008, occupancy averaged 80% and continued to drop in the second quarter to an average of 78%. The property continues to operate below breakeven through the second quarter. The property operated below breakeven due to high utility costs and low occupancy. Utility expenses are high due to exorbitant water rates from the City of Jackson. The drop in occupancy is due to management evicting non-paying or troublesome tenants. These issues have been addressed with management; the investment general partner will continue to work with management to mitigate high water costs and increase occupancy. A new regional manager was hired to improve operations and is currently implementing new plans to improve operations and increase occupancy. The investment general partner will work with management to improve occupancy, reduce maintenance/turnover expenses, and lower delinquency loss. All tax, mortgage, and insurance payments are current.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Through the second quarter of 2008 the property operated at breakeven, despite low occupancy. Occupancy continued to struggle and averaged 75% for the second quarter. The low floating rate on the mortgage helped the property operate at breakeven. The operating general partner is currently looking into options to lock in the current low rate. The new regional manager is currently working on implementing a plan to help increase occupancy and decrease expenses. The plan includes increased local advertising, concessions to help increase occupancy, better screening of tenants, and a stricter policy on non-paying tenants, which will decrease bad debt. The new regional manager is also researching ways to lower administrative and maintenance expenses. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and expenses decrease. In the second quarter of 2008, the investment general partner requested a third party to assess the leasing performance of the manager and is currently awaiting results. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner's operating deficit guaranty until they convert to permanent fixed rate financing. The operating general partner funds operating deficits.

Series 30

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 30 reflects a net loss from Operating Partnerships of $(154,347) and $(57,270), respectively, which includes depreciation and amortization of $289,282 and $298,865, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28-unit family complex in Gentry, AR. Through the first quarter of 2008, occupancy averaged 94%, a significant increase from the 2007 average of 85%. However, management verbally reported that occupancy decreased to 83% at the end of the second quarter. Several tenants were evicted in 2007 for non-payment of rent. The site manager has worked to improve the tenant base, and reports that collections have improved in 2008. The property operated below breakeven in 2007, even with operating expenses decreasing by 12% from 2006 levels. All taxes, mortgage, and insurance payments are current.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender had been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. As a result of the 2006 event, the Operating Partnership lost $1,108,590 in credits and experienced recapture and interest of $964,832. The represents credit loss and recapture of $410 and $357, respectively, per 1,000 BACS.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure. The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim. The lender had been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner's interest has been recorded. As a result of the 2006 event, the Operating Partnership lost $907,491 in credits and experienced recapture and interest of $835,017. The represents credit loss and recapture of $336 and $309, respectively, per 1,000 BACS.

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Despite low occupancy, the property operated above breakeven in 2006 due to a favorable debt structure where a portion of the property's debt service is payable only if there is surplus cash. The property operated with a significant cash deficit in the first quarter of 2007 due to low occupancy, which was caused by application processing delays at the management company's corporate office which was understaffed. Many prospective residents were discouraged by the delays and often chose to live elsewhere. The investment general partner worked with the operating general partner to improve his affiliated management company's policies and procedures to increase application-processing speed and improve leasing techniques. As of December 31, 2007, occupancy improved to 100%, and occupancy remains strong averaging 96% through the second quarter of 2008. In 2008, advertising expenses decreased since occupancy has seen significant improvements. Utilities increased in the first quarter due to seasonal usage but have stabilized in the second quarter. Additionally, management is researching a "Co-Gen" energy system, which utilizes micro-turbines and natural gas to produce heat as a by-product. The payback analysis has not been completed at this time. The operating general partner is testing the Co-Gen system at one of his other properties. If the results are favorable, the Operating Partnership will be the next site to implement the system. Contractual services increased in the first quarter because the grounds service company was not billing the property in a timely manner. Therefore, accumulated invoices from the past year were all received in the first quarter of 2008. The property has terminated its contract with this company and going forward grounds will be maintained in-house. To further reduce expenses, Pen Bay Builders is also going to take over the full janitorial contract. The maintenance expenses have decreased, and the property was able to operate above breakeven in the second quarter of 2008. The operating general partner funded the 2007 cash deficit by deferring fees owed to his management company and his maintenance company (Pen Bay Builders). All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy levels since 2003. In 2007 the property operated below breakeven due to increased utility and administrative expenses. Through the second quarter of 2008 occupancy remained consistent at 87%. There is a new 120 unit market rate property in close proximity to the property coming online that will create additional competition for Linden II as the rental rates are not much higher than Linden's Section 42 rents. There is also construction being done on a nearby highway that is deterring prospective drive-by applicants from the property. Due to addressing the ongoing past due accounts payable issues in addition to incurring increased expenses resulting from repairing water systems at the site, there were no funds available to effectively advertise or market the property. A spring storm during the second quarter of 2008 resulted in minor siding and roof damage at the site. The management company has filed an insurance claim and should receive a settlement in the third quarter of 2008. The investment general partner will continue to monitor occupancy and work with the operating general partner to improve operations. The operating general partner will continue to fund the property as needed in order to complete physical improvements and cover any operating deficits that arise. The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location. Despite average occupancy of 87% during 2007, the property operated above breakeven mainly due to a rent increase during the year. The 2007 occupancy declined due to evictions of undesirable tenants involved in drug related activity. It is reported that no illegal activity took place on the property but several good tenants chose to leave. The management company immediately trained a new site manager and focused on marketing and outreach. As a result, the fourth quarter occupancy rose to an average of 82%. Occupancy continues to show significant signs of improvement averaging 94% for the second quarter of 2008. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ends in 2008 and the low income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property struggled in a highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved. Expenses have remained high and resulted in operations just below breakeven in 2007. At the end of the second quarter of 2008 the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. During the second quarter of 2008, occupancy averaged 97%. The mortgage, taxes and insurance are all current.

Series 31

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 31 reflects a net loss from Operating Partnerships of $(266,683) and $(377,921), respectively, which includes depreciation and amortization of $777,741 and $809,201, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In the fourth quarter of 2006, the investment general partner and the Authority began seeking a replacement operating general partner. Although a number of parties were identified all ultimately declined because of the magnitude of the property's capital needs and liens/payables. Even though no alternative third party operating general partner was identified, the investment general partner proceeded to remove the operating general partner. In June 2007, the special limited partner issued a removal notice, and in October 2007, an affiliate of the investment general partner was inserted as the new operating general partner.

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

In order to prevent the foreclosure sale from occurring, the Operating Partnership filed bankruptcy under Chapter 11 on December 3, 2007. At the time of filing, the investment general partner believed that a viable Plan of Reorganization could be crafted, essentially similar to the recapitalization plan formulated in September 2007 and outlined above. However, early in the bankruptcy case, it became evident that the Authority was not willing to firmly commit to providing the subsidy upon which any viable Plan of Reorganization would depend. Without the Authority's firm commitment, the ability of the Operating Partnership to attract new capital to remediate the property's condition disappeared.

As a result, the debtor and secured lenders agreed before the Court that there was little prospect of reorganizing and that the first mortgage lender should be allowed to advertise a foreclosure sale during January 2008. The foreclosure sale occurred on February 5, 2008, with the first mortgage lender bidding in the property for $1,280,000. As a result of the foreclosure, the Operating Partnership lost future credits of $557,088 and will record recapture of $1,611,997 on its 2008 tax return. This represents estimated credits and recapture of $124 and $358, respectively, per 1,000 BACs. In addition, an impairment loss in the amount of $594,947 was recorded to reduce the investment balance to zero, as of December 31, 2007.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2007, the property operated well above breakeven as occupancy increased by 7% from the prior year and rental increases were approved. Pilot Point has had to contend with a declining local economy in recent years, as there has been a reduction in the population from the area due to a lack of jobs. The closest large employers are thirty to forty miles away. Management also received approval for an additional rent increase beginning January 1, 2008. While occupancy improved throughout 2007 to average 91% for the year, it did dip back down to end the year at 85%, as there were an inordinate amount of move-outs during the fourth quarter of 2007. Through the first half of 2008, average occupancy is 91%, and the property is operating above breakeven. The investment general partner will continue to monitor the property's occupancy and operations to ensure occupancy stabilizes. All taxes, insurance and mortgage payments are current.

Seagraves Apartments LP (Western Hills Apartments) is a 16-unit development located in Ferris, Texas. In 2006, due to market conditions, occupancy dropped to 80% for the year. Average occupancy improved to 90% in 2007; however, this was not enough to allow the property to breakeven. As the property is very small, slight changes in occupancy have a significant effect on the overall operations. Operating expenses are higher than state average on a per unit basis. Maintenance expense has steadily increased over the last few years due to increased deferred maintenance as the property ages. Management increased marketing efforts in the area including fliers and newspaper ads, and through June 2008, average occupancy is 86% and as of June was at 100%. As a result of the increased efforts to improve occupancy, administrative and maintenance expenses have increased. As such, the property is operating below breakeven through the first half of the year. However, expenses should decline going forward. The investment general partner will work with management to continue to monitor occupancy and reduce controllable expenses. All taxes, mortgage, and insurance payments are current.

Series 32

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2008, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2008 and 2007, Series 32 reflects a net loss from Operating Partnerships of $(425,515) and $(337,881), respectively, which includes depreciation and amortization of $654,610 and $573,598, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property has operated with a cash flow deficit and does not fund a replacement reserve. Capital expenses are funded from the operations. In 2007, occupancy averaged 100%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. In the first half of 2008, the property maintained 100% occupancy. Management reports that rent collection has improved, and maintenance expenses have decreased in 2008. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy. During 2006, occupancy averaged 79% and in 2007 average occupancy improved to 86%. The property suffered cash losses of ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively, and the property operated slightly above breakeven for the first quarter of 2008. The property's physical appearance and condition is good; however, management has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies. The operating general partner has engaged five management companies in five years, with the most recent change occurring in early 2008 in connection with a portfolio-wide debt restructuring. The recent management change appears to have had a positive effect on the property as average occupancy has improved to 95% through the second quarter of 2008 and the property operated above breakeven. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage and taxes are current. However, the operating general partner has a portfolio of properties in Michigan, some of which were operating at deficits prior to their recent debt restructuring, so its ability to continue to fund operating deficits for Clear Creek Apartments may be limited.

Martinsville I Limited (Martinsville Apartments) is a 13-unit project located in Shelbyville, KY. Occupancy averaged 85% in 2007. This property is located in a high crime neighborhood that is known to have drug activity. In October 2007 a resident filed a complaint with the Kentucky Housing Agency regarding safety concerns in and around the site. As a result, the Kentucky Housing Agency began granting residents the option to break leases and transfer to other properties. In addition, the Agency did not approve a subsidy for new residents. The investment general partner worked with the operating general partner to address the safety concerns by exploring a number of security initiatives to implement. These initiatives include a neighborhood block watch program, improved communications between the property staff and local police officials, adding security cameras to the exterior, and increased security lighting. A petition was sent to the mayor, governor, and other officials to increase crime control in the neighborhood. In order to pay for increased security, the operating general partner requested a rent increase and renewal of Section 8 subsidies. A modest rent increase was approved. However, the Kentucky Housing Agency was unable to guarantee Section 8 payments, as the Agency is legally obligated to allow residents with Section 8 vouchers to leave the property if they do not feel safe. The operating general partner was not willing to fund any additional money for this site.

Since the operating general partner and the Kentucky Housing Agency exhibited little commitment to improving the property, the investment general partner made the decision to allow this property to go into foreclosure. The investment general partner made a payment to the accountants in order to file the 2007 tax returns. The investment general partner received a default notice on April 8, 2008. Through the second quarter, occupancy averaged 67%. In July 2008, the investment general partner was notified that all residents had moved out of the complex and foreclosure of the property is imminent. If the foreclosure occurs the limited partners will lose $201,641 in credits and experience recapture and interest of approximately $ 237,389. This represents credit loss and recapture of $43 and $50, respectively, per 1,000 BACs

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006 and 2007 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. However, in the second quarter the operating general partner stated that the State is holding all applications due to budget restrictions and lack of grant funding available. A site visit by the investment general partner is planned in the third quarter of 2008. A rent increase of 2% was effective January 1, 2008. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Physical occupancy was 100% as of June 30, 2008. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner continues to fund deficits as needed. The mortgage and insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

Series 33

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 33 reflects a net loss from Operating Partnerships of $(133,695) and $(208,721), respectively, which includes depreciation and amortization of $313,883 and $315,710, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property operated with a cash flow deficit and high accounts payable, and does not fund a replacement reserve. In 2007, occupancy averaged 100%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. In the first half of 2008 the property maintained 100% occupancy. Management reports that rent collection has improved, and maintenance expenses have decreased in 2008. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007 occupancy reached 90%, and occupancy remained at 90% throughout the first quarter of 2008. Occupancy was 85% as of May 31, 2008.

Despite the improvement in occupancy, the property operated below breakeven in 2007 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Management is currently looking into an alternative energy system that could substantially reduce the heating costs at the property. Chip-tech toured the property in May and felt the property would be an ideal candidate for its wood chip technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. Realty Resources Management, Thayer Corporation (the general contractor for Stearns' energy work) and Evergreen Home Performance (energy auditor) met June 20, 2008, to discuss the overall picture at Stearns. The auditor is currently completing his analysis and report, after which all parties will meet again and discuss numbers, scope and strategy. The core focus is to install the new wood chip heating system in time for this winter season, while running in parallel tracks to implement the necessary energy efficiency measures. The property will be submitting its loan application to the Maine State Housing Authority, and they expect a response from MSHA within 30 - 60 days. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Series 34

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 34 reflects a net loss from Operating Partnerships of $(278,089) and $(285,105), respectively, which includes depreciation and amortization of $571,193 and $521,575, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. The property operated slightly below breakeven through the second quarter of 2008. Below breakeven operations are due to a drop in occupancy in the first quarter. Occupancy decreased in the first quarter of 2008 due to the opening of a new 375-unit single-family home development near the property. The homes are part of an affordable home ownership program; monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. In the second quarter occupancy, which had been averaging in the 80% range in the first quarter, increased to 91%. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven as a result of low occupancy, which averaged 79% in 2006, but improved to 81% average occupancy in 2007. The property suffered cash losses of ($50,619), ($71,828) and ($66,013) for the years 2005, 2006, and 2007, respectively. Through the second quarter of 2008 occupancy averaged 82% and the property operated below breakeven. The property's physical appearance and condition is good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies. The operating general partner has engaged five management companies in five years. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. At the end of the second quarter 2008, the Operating Partnership is three months delinquent on its mortgage. To date, the lender has not declared the loan in default and a forbearance agreement has been reached in principle, which would modify the loan payments to include unpaid interest. A formal forbearance agreement was anticipated in the second quarter but was not completed. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property struggled in a highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved. Expenses have remained high and resulted in operations just below breakeven in 2007. At the end of the second quarter of 2008 the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. During the second quarter of 2008, occupancy averaged 97%. The mortgage, taxes and insurance are all current.

Series 35

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 35 reflects a net loss from Operating Partnerships of $(272,568) and $(275,450), respectively, which includes depreciation and amortization of $397,083 and $381,702, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Tennessee Partners XII, LP (Autumn Park) is a 104-unit property located in Dickson, Tennessee. In 2007, occupancy averaged 96% and the property operated above breakeven. A refinance in 2007 lowered monthly debt service payments and allowed the property to achieve above breakeven operations. The refinance reduced the property's bonds from $5,000,000 to $3,125,000. The property continued to operate above breakeven in the first quarter of 2008. As of March 31, 2008, the property was 98% occupied. All taxes, insurance, and mortgage payments are current for this property.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy improved to 92% in 2007 as new jobs brought additional qualified residents to the market. As of June 30, 2008, occupancy is 82%, slightly up from the first quarter average of 78%. Management states they had residents who did not meet standards of occupancy and they evicted those tenants in the third and fourth quarters of 2007, which accounts for the decline in occupancy. In addition, management changed their marketing strategy due to the fact that they were receiving mostly over-qualified applicants. A slight increase in their advertising budget supports that strategy. Additional focus placed on improving collections has helped management to maximize rental income. The Operating Partnership continues to operate below breakeven status. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2007, occupancy averaged 93% and the property operated below breakeven due to low occupancy in the beginning of the year, high maintenance expenses, and high debt service payments. Debt service payments represented 45% of the property's total income in 2007. To offset high debt service, management implemented a rent increase in January 2008. The rent increase increased gross potential rent by $2,000/month. Seasonal operating expenses normalized in the second quarter of 2008. Reduced operating expenses, along with the rent increase, allowed the property to operate slightly above breakeven in the second quarter despite a dip in occupancy. As of June 30, 2008, the property was 89% occupied. To increase occupancy, management's neighboring properties in Wichita that are 100% occupied are referring residents to the subject property. Management is also running move-in specials and conducting outreach to local employers. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the property's end of compliance in 2014. All real estate taxes, insurance and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. In 2007, occupancy averaged 85% and the property operated below breakeven due to low occupancy. As of June 30,2008, the property was 90% occupied. The property struggles with low occupancy due to soft market conditions. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The Management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent-free pro-rated over 12 months. Management is also working with a local housing authority in an effort to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management reports that the resident profile and retention both have improved. The property is still operating below breakeven through the second quarter of 2008. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Series 36

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 36 reflects a net loss from Operating Partnerships of $(120,519) and $(118,344), respectively, which includes depreciation and amortization of $232,949 and $260,660, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Annadale Housing Partners (King's View Apartments) is a 222-unit property located in Fresno, CA. The property operated below breakeven in 2007 due to decrease in occupancy. Occupancy has been an issue for Annadale for several years, but saw a steady decline in 2007 averaging 79% for the year. The Operating Partnership is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially over the past two years. Management spends approximately $11,500 per month on private security. The operating general partner estimates that in reality the site requires $30,000 - $60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager and site staff has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno and the Housing Authority for additional support. As a result of the efforts of management, occupancy has increased in the first six months of 2008, with occupancy improving to 93% in June 2008. With the increased occupancy, the property is operating above breakeven for the first two quarters of 2008. The investment general partner will continue to monitor occupancy and management's efforts going forward.

Series 37

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 37 reflects a net loss from Operating Partnerships of $(334,270) and $(248,690), respectively, which includes depreciation and amortization of $375,929 and $411,518, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. The property operated slightly below breakeven through the second quarter of 2008. Below breakeven operations are due to a drop in occupancy in the first quarter. Occupancy decreased in the first quarter of 2008 due to the opening of a new 375-unit single-family home development near the property. The homes are part of an affordable home ownership program; monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. In the second quarter occupancy, which had been averaging in the 80% range in the first quarter, increased to 91%. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy improved to 92% in 2007 as new jobs brought additional qualified residents to the market. As of June 30, 2008, occupancy is 82%, slightly up from the first quarter average of 78%. Management states they had residents who did not meet standards of occupancy and they evicted those tenants in the third and fourth quarters of 2007 which accounts for the decline in occupancy. In addition, management has changed their marketing strategy due to the fact that they were receiving mostly over-qualified applicants. A slight increase in their advertising budget supports that strategy. Additional focus placed on improving collections has helped management to maximize rental income. The Operating Partnership continues to operate below breakeven status. Real estate tax, insurance and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007 occupancy reached 90%, and occupancy remained at 90% throughout the first quarter of 2008. Occupancy was 85% as of May 31, 2008.

Despite the improvement in occupancy, the property operated below breakeven in 2007 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Management is currently looking into an alternative energy system that could substantially reduce the heating costs at the property. Chip-tech toured the property in May and felt the property would be an ideal candidate for its wood chip technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. Realty Resources Management, Thayer Corporation (the general contractor for Stearns' energy work) and Evergreen Home Performance (energy auditor) met June 20, 2008, to discuss the overall picture at Stearns. The auditor is currently completing his analysis and report, after which all parties will meet again and discuss numbers, scope and strategy. The core focus is to install the new wood chip heating system in time for this winter season, while running in parallel tracks to implement the necessary energy efficiency measures. The property will be submitting its loan application to the Maine State Housing Authority, and they expect a response from MSHA within 30 - 60 days. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. To date the operating general partner has supported the operating deficits and the mortgage, insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited.

In October 2007, in connection with the debt restructuring, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the second quarter of 2008, average occupancy is 85%, with occupancy at the end of the quarter reaching 97%; however, the property continued to operate below breakeven. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow.

Series 38

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2008, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 38 reflects a net loss from Operating Partnerships of $(113,249) and $(96,773), respectively, which includes depreciation and amortization of $297,996 and $300,998, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 39

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 39 reflects net loss from Operating Partnerships of $(184,572) and $(151,980), respectively, which includes depreciation and amortization of $249,658 and $266,237, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Timber Trails I Partnership (Timber Trails Apartments) is a 32-unit development located in Ball, Louisiana. Despite averaging 95% occupancy during 2007 the partnership operated above below breakeven. Occupancy declined slightly from 2006 as a result of a rent increase as well as evictions being filed on residents for non-payment of rent. During the first half of 2008, occupancy continued to decline due to management's continued efforts of evicting several tenants for failure to pay rent, as well as lease violations. Despite the occupancy decline, the partnership appears to be operating at or just below breakeven. Management is aggressively marketing the local agencies and businesses in an effort to increase traffic at the site. The operating general partner's guarantee expired in 2004. The last year of compliance is 2015. The investment general partner will continue to monitor the property's occupancy and operations closely, as well as assist management in determining ways to increase revenue and reduce operating expenses. All real estate tax, mortgage, and insurance payments are current.

Arbors at Ironwood, LP (Arbors at Ironwood) is an 88-unit family property located in Mishawaka, IN. Average occupancy was 97% in 2007 and has remained above 96% through the first two quarters of 2008. Operations through 2007 and June 2008 have remained above breakeven. The taxes, insurance, and mortgage payments are all current.

In January 2008 the operating general partner began negotiations to transfer his operating general partner interest. The prospective buyer has worked with the investment general partner in the past, and specializes in improving under-performing properties. The transfer was expected to close in May 2008 but was delayed until July 2008. The incoming operating general partner will assume new guarantees and manage the property through an affiliated company.

Series 40

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2008, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 40 reflects a net loss from Operating Partnerships of $(168,864) and $(192,927), respectively, which includes depreciation and amortization of $335,932 and $346,678, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Arbors at Ironwood II, LP (Arbors at Ironwood) is a 40-unit family property located in Mishawaka, IN. In 2005, average occupancy declined to 85%, but improved quickly throughout 2006 for an annual average of 91%. This improvement continued in 2007 with occupancy averaging 95% for the year. However, due to high administrative costs and bad debt the property continued to operate below breakeven. Throughout the first two quarters of 2008, occupancy has remained at or above 98%. The taxes, insurance, and mortgage payments are all current.

In January 2008 the operating general partner began negotiations to transfer his operating general partner interest. The prospective buyer has worked with the investment general partner in the past, and specializes in improving under-performing properties. The transfer was expected to close in May 2008 but was delayed until July 2008. The incoming operating general partner will assume new guarantees and manage the property through an affiliated company.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. To date the operating general partner has supported the operating deficits and the mortgage, insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited.

In October 2007, in connection with the debt restructuring, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the second quarter of 2008, average occupancy is 85%, with occupancy at the end of the quarter reaching 97%; however, the property continued to operate below breakeven. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow.

Series 41

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 41 reflects a net loss from Operating Partnerships of $(197,220) and $(396,718), respectively, which includes depreciation and amortization of $431,211 and $439,582, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. The settlement included attorney's fees for the plaintiffs in the amount of $1,125,000 plus $123,697 in costs. The State Appeals Court upheld the judgment in the fourth quarter of 2006. The investment general partner has been pursuing payment, and on April 21, 2008, the deficiency was settled though mediation for a total of $3,950,000. The payment plan requires that cash payments of $1,650,000 be made within 200 days of settlement, and the remaining $2,300,000 be paid over time, secured by the defendant's interests in 8 real estate holdings. To date $1,300,000 has been collected.

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

The property operated above breakeven in 2007 and has generated cash through the first and second quarters of 2008. A new property manager was hired in the first quarter of 2008 and, as a result, occupancy increased to an average of 96% during the second quarter. The mortgage, taxes, and insurance are current.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village), is a 12-unit family property located in Mt. Carroll, IL. In 2007, the property had an average occupancy of 74% and operated below breakeven. The market that the property is located in is a depressed rural area. In 2006, two of the units had lost rental assistance from Rural Development, due to being vacant for at least six months. Since that time, these units have not been leased due to an inability to find tenants who can afford the rents without RD rental assistance. According to the operating general partner, there is little chance of re-attaining that rental assistance, as the units would need to be occupied first. The reason the units were vacant for at least six months was market related. They are currently rent ready and have been since 2006. The other 10 units are leased and through May 2008 average occupancy is 83% (2 vacant). Given the unlikelihood of leasing up the two units without rental assistance, it will be difficult to improve occupancy, and the operating general partner will need to find ways to reduce controllable expenses in order to breakeven. Through the first five months of 2008, the partnership is operating above breakeven. The investment general partner will work with the operating general partner to explore ways to lease up the two units, including marketing towards tenants with other rental assistance. The mortgage, property taxes, and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The partnership operated above breakeven in 2006. However, the 2006 overall average occupancy of 84% declined to 65% in December 2006 due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants. A new site staff was hired early in 2007 and the current site manager has been able to restore occupancy to 95% in September 2007 and maintain high occupancy levels since that date. The occupancy as of May 30, 2008 was 90%. The property operated slightly below breakeven in 2007 and the investment general partner will continue to monitor operations on a monthly basis. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current.

Series 42

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 42 reflects a net loss from Operating Partnerships of $(259,284) and $(248,187), respectively, which includes depreciation and amortization of $465,111 and $453,169, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. During 2007, a $50 per unit rent increase was implemented for new move-ins or upon lease renewal. This caused occupancy to decline in 2007 from approximately 99% to 87% because tenants could not afford the new rates. Occupancy rebounded during the fourth quarter of 2007 and into the first quarter of 2008. However, HUD made some revisions in their program concerning new rules, which caused occupancy to again decline. Through the first half of 2008, occupancy averaged 85%. HUD now charges application fees and is not only doing background checks on new applicants, but is going back and doing them on existing ones.  This has affected the HUD vouchers at the complex because when HUD residents found out they would be undergoing background checks, they began moving out.  The decreased occupancy combined with increased costs associated with turnover continues to cause the partnership to operate below breakeven. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining ways to increase revenue and reduce operating expenses. The operating general partner's guarantee expired in 2005. The compliance period ends 2016. All real estate tax, mortgage, and insurance payments are current.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. The settlement included attorney's fees for the plaintiffs in the amount of $1,125,000 plus $123,697 in costs. The State Appeals Court upheld the judgment in the fourth quarter of 2006. The investment general partner has been pursuing payment, and on April 21, 2008, the deficiency was settled though mediation for a total of $3,950,000. The payment plan requires that cash payments of $1,650,000 be made within 200 days of settlement, and the remaining $2,300,000 be paid over time, secured by the defendant's interests in 8 real estate holdings. To date $1,300,000 has been collected.

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

The property operated above breakeven in 2007 and has generated cash through the first and second quarters of 2008. A new property manager was hired in the first quarter of 2008 and, as a result, occupancy increased to an average of 96% during the second quarter. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed over $190,000 to the Operating Partnership to fund the property's operating deficits.

Occupancy for 2007 averaged 92% and occupancy the first half of 2008 averaged 91%. The property operated just below breakeven in 2007 and the first half of 2008. However, 2007 operations improved significantly over those of 2006. This improvement is due in part to the operating general partner refinancing the debt in July 2007 to a much lower interest rate. Under the new debt service and assuming expenses are maintained in line with those of 2007, the property should be able to breakeven at 93% occupancy. For the month of June 2008 the property operated well above breakeven, with occupancy at 92%. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and operating partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. The property's operations suffered as a result of low occupancy, and the property expended cash in 2006. In response to substandard property operations, the management company replaced the site manager in the third quarter of 2006. This had a positive effect on the property during 2007, with occupancy increasing to 97% and the property operating above breakeven. Through the second quarter of 2008, the property continues to operate above breakeven with 97% average occupancy. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management company was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is currently attempting to recapitalize its Colorado portfolio, including HS Housing.

TS Housing, LP (Tiffany Square Apartments) is a 52-unit family property located just outside Denver in Lakewood, CO. Parts of the property developed structural issues related to the floor joists, which resulted in uneven floors and required extensive repairs. Eight units were off-line for over six months while management attempted to remediate the issue. As a result of lower revenue from the down units, and increased maintenance expenditures, the property expended cash of ($19,023) in 2006. During 2007, average occupancy was 91% and the property expended cash of ($65,739) due to increased maintenance expenditures and structural repairs of the eight units. Through the second quarter of 2008 average occupancy is 95% and the property continues to operate below breakeven. All real estate taxes, insurance, and mortgage payments are current. While management expects improved occupancy going forward, the structural issues noted above could require considerable additional capital expenditures. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units have been repaired and re-occupied. The management company is pursuing the Colorado Housing and Finance Authority to issue corrected 8823s.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its portfolio of 18 properties in Colorado. The change in management company was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is currently attempting to recapitalize the entire Colorado portfolio, including TS Housing. A recapitalization, if completed, would provide funds necessary to address Tiffany Square's capital needs.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. As of March 31, 2008, the property was 92% occupied. However, the property was not able to operate above breakeven, due to slightly higher maintenance expenses. In the first quarter of 2008, instead of using replacement reserve funds for some necessary repairs and appliance replacements, the management used available funds from operations. Through the second quarter 2008, physical occupancy averaged at 90% and as of June this property was 91% occupied. However, due to higher maintenance expenses the property was not able to operate above breakeven. Due to the age of the property maintenance expenses have increased. In 2008, management replaced a number of appliances throughout the property. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through the first half of 2008, average occupancy is 95%, and operations are just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition, as all structural repairs have been addressed and operations are improving to pre-project levels. It appears occupancy has stabilized at 95% and the property should operate above breakeven by year-end of 2008. The mortgage, trade payables, property taxes and insurance are current.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development terminated the Housing Assistance Payment contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property, although it had not formally accepted the deed. During the second quarter of 2008, the trustee entered into a purchase and sale for the sale of the property with ZAZ Properties, LLC for a purchase price of $1,650,000 with a targeted closing of September 1, 2008. Expenses and repayment of amounts due the bondholders will consume proceeds, so there will be no excess proceeds available to the Operating Partnership.

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

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, occupied rehab property located in Chester, SC. In 2007, occupancy averaged 100%; however, the property operated well below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because 2006 numbers were based on only 10 months of operations, and because they experienced approximately $46,000 in rehab costs that could not be capitalized in 2007. These costs were due to the rehab and re-syndication of tax credits, which include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of June 30, 2008, occupancy is 100%. The operating general partner's operating deficit guarantee is unlimited until breakeven. Upon breakeven, the operating deficit guarantee will be limited to $250,000 for a period of 36 months so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Breakeven occurred in August 2007. All mortgage, taxes and insurance payments are current.

Series 43

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 43 reflects a net loss from Operating Partnerships of $(342,161) and $(331,400), respectively, which includes depreciation and amortization of $611,597 and $619,990, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC (Plaintiff) filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements. In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%. The settlement included attorney's fees for the plaintiffs in the amount of $1,125,000 plus $123,697 in costs. The State Appeals Court upheld the judgment in the fourth quarter of 2006. The investment general partner has been pursuing payment, and on April 21, 2008, the deficiency was settled though mediation for a total of $3,950,000. The payment plan requires that cash payments of $1,650,000 be made within 200 days of settlement, and the remaining $2,300,000 be paid over time, secured by the defendant's interests in 8 real estate holdings. To date $1,300,000 has been collected.

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

The property operated above breakeven in 2007 and has generated cash through the first and second quarters of 2008. A new property manager was hired in the first quarter of 2008 and, as a result, occupancy increased to an average of 96% during the second quarter. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member has significant resources and experience in real estate and has contributed over $190,000 to the Operating Partnership to fund the property's operating deficits.

Occupancy for 2007 averaged 92% and occupancy during the first half of 2008 averaged 91%. The property operated just below breakeven in 2007 and the first half of 2008. However, 2007 operations improved significantly over those of 2006. This improvement is due in part to the operating general partner refinancing the debt in July 2007 to a much lower interest rate. Under the new debt service and assuming expenses are maintained in line with those of 2007, the property should be able to breakeven at 93% occupancy. For the month of June 2008 the property operated well above breakeven, with occupancy at 92%. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and operating partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties offering Section 8 subsidies. The management company hired a new site manager in 2007 that increased advertising and marketing efforts. Management initiated rent concessions and $99 security deposits, waived the first month's rent, and eliminated the application fee to attract new applicants. Despite these attempts, the 2007 annual average occupancy decreased to 79% from 86% in 2006; however, occupancy has rebounded to 89% in the second quarter of 2008. Although the replacement reserve is under-funded, the Operating Partnership is under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's guaranty is in effect through February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. When a new regional manager was hired in August 2005, she found that the property suffered from high tenant receivables and high maintenance costs. Upon further investigation into these issues and in order to improve operations, she discovered falsification of records by the site manager and improper maintenance at the site resulting in high expenses. The two involved employees were arrested, indicted, and are scheduled for trial. To better control operations, the regional manager has instituted significant policy changes in rent collection and supply purchases. Additionally, the operating general partner started performing extensive background checks on prospective employees. In January 2007, upon a physical inspection, it was discovered that the property is having some mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner implemented a comprehensive maintenance plan to avoid such issues in the future. In the fourth quarter, the management company hired a full time manager and a part time assistant manager. The property has finally become more equipped to deal with the heavy traffic, which resulted from recent newspaper advertisement. Also, in October 2007, the property experienced a fire resulting in two damaged units, which were off line through February 2008. All the required repairs were made and finished by March 2008. In March 2008, the investment general partner's inspector visited the property and concluded that all required repairs were made. Average physical occupancy for 2007 was 82% and the property was able to operate above breakeven. As of March 31, 2008, the property was 82% occupied. In the second quarter of 2008, occupancy averaged at 95% and as of June this property was 100% occupied. This allowed the property to operate above breakeven. To maintain high occupancy levels, management is aggressively advertising in local newspapers and establishing new contacts throughout the community. The investment general partner will continue to work with the operating general partner in an effort to bring operations above breakeven. The mortgage, taxes, insurance and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006 and 2007 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. However, in the second quarter the operating general partner stated that the State is holding all applications due to budget restrictions and lack of grant funding available. A site visit by the investment general partner is planned in the third quarter of 2008. A rent increase of 2% was effective January 1, 2008. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Physical occupancy was 100% as of June 30, 2008. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner continues to fund deficits as needed. The mortgage and insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, occupied rehab property located in Chester, SC. In 2007, occupancy averaged 100%; however, the property operated well below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because 2006 numbers were based on only 10 months of operations, and because they experienced approximately $46,000 in rehab costs that could not be capitalized in 2007. These costs were due to the rehab and re-syndication of tax credits, which include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of June 30, 2008, occupancy is 100%. The operating general partner's operating deficit guarantee is unlimited until breakeven. Upon breakeven, the operating deficit guarantee will be limited to $250,000 for a period of 36 months so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Breakeven occurred in August 2007. All mortgage, taxes and insurance payments are current.

Series 44

As of June 30, 2008 and 2007, the average Qualified Occupancy was 100% and 98.9%, respectively. The series had a total of 10 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 44 reflects a net loss from Operating Partnerships of $(223,432) and $(301,520), respectively, which includes depreciation and amortization of $600,327 and $518,901, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. A site visit conducted in May 2008 rated the property in excellent condition. Occupancy rebounded by the end of the year, averaging 94% and further improved to 98% through the second quarter of 2008. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which was set to expire in 2008, for a period of three years. The property has not yet converted its construction loan and has extension options through August 2008. The lender has started the underwriting process involved in converting to permanent financing and conversion is expected late in the third quarter. The construction loan, taxes, and insurance are current.

Series 45

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 45 reflects a net loss from Operating Partnerships of $(413,584) and $(343,869), respectively, which includes depreciation and amortization of $756,488 and $728,786 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. To date the operating general partner has supported the operating deficits and the mortgage, insurance and taxes are current. However, the operating general partner has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited.

In October 2007, in connection with the debt restructuring, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the second quarter of 2008, average occupancy is 85%, with occupancy at the end of the quarter reaching 97%; however, the property continued to operate below breakeven. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow.

Childress Apartments LTD (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Despite the low occupancy in 2007, the property operated above breakeven due to a rent increase coupled with funds withdrawn from the reserves for expensed improvements. In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007. Occupancy has dipped to an average of 76% in the second quarter of 2008. Local marketing including newspaper advertising, Chamber of Commerce and local churches has been effective at bringing in potential tenants. The management company will adjust their tenant selection criteria to include credit reports in an effort to improve collections and reduce the evictions for non-payment. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. Through August 2007, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions. A default notice was sent to the operating general partner on September 1, 2005. The default notice was than followed up by a demand letter sent to the operating general partner in July 2006. The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. Another non-profit organization, Four Oaks of Iowa, was retained to take over property management. The investment general partner met with representatives of both the original non-profit operating general partner and Four Oaks to determine a course of action that serves the best interest of the Operating Partnership. Four Oaks has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area. Four Oaks is continuing to work on forming an entity to step in as the operating general partner. Amendments to the Partnership Agreement have been drafted, but negotiations have stalled as Four Oaks currently is not willing to step into any guarantees. The investment general partner continues to work with Four Oaks as well as exploring the possibility of finding another replacement operating general partner. Occupancy is strong, averaging 98% through the second quarter of 2008. The property is operating above breakeven due to low operating expenses, combined with 100% soft debt financing, requiring payments of principal and interest from cash flow only. Trade payables, taxes and insurance are all current. The investment general partner will continue to closely monitor operations and the status of the pending transfer of the operating general partner interest.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. A site visit conducted in May 2008 rated the property in excellent condition. Occupancy rebounded by the end of the year, averaging 94% and further improved to 98% through the second quarter of 2008. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which was set to expire in 2008, for a period of three years. The property has not yet converted its construction loan and has extension options through August 2008. The lender has started the underwriting process involved in converting to permanent financing and conversion is expected late in the third quarter. The construction loan, taxes, and insurance are current.

Bartlett Bayou is a 48-unit development located in Pascagoula, MS. Prior to completion of construction, Hurricane Katrina impacted the property. The hurricane damage resulted in a delay in construction completion and an increase in construction costs. As a result the operating general partner was able to obtain an additional $97,000 in tax credits for 2007. The 8609s were reviewed and approved by the investment general partner and all equity distributions have been made to the operating general partner.

As a result of the hurricane damage, insurance premiums increased significantly in the area in 2006 resulting in a drop in performance despite the fact that occupancy averaged 98% through the year. In 2007, the operating general partner was able to reduce insurance expenses significantly while increasing revenue via an increase in rents. In addition, taxes were reduced due to a reduction in the taxable value of the property. As such, the property operated well above breakeven for the year. Through the first half of 2008, occupancy remains near 100% and the property is operating above breakeven. The mortgage, taxes and insurance are all current.

Series 46

As of June 30, 2008 and 2007, the average Qualified Occupancy was 100% and 97.4%, respectively. The series had a total of 15 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2008 and 2007, Series 46 reflects a net loss from Operating Partnerships of $(195,778) and $(286,110), respectively, which includes depreciation and amortization of $348,260 and $333,892, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi. Construction was completed April 4, 2006. The property operated below breakeven in 2007. Although some of the loss is attributed to fees associated with the construction and lease-up of the complex, the debt service is high due to a 9.5% interest rate. The operating general partner has not yet funded the operating reserve of $48,150, the replacement reserves, or the security deposit accounts as required. In addition, the rents were inadequate to support the normal operating expenses; therefore, a rent increase of about $30 per unit was implemented June 1, 2007 for new move-ins or upon lease renewal. The rate increase did not affect the occupancy, as it was strong averaging 99% for the year. Overall operating expenses appear to be in line with the prior year's state averages. Despite the strong occupancy and increased revenue, the partnership continues to operate below breakeven due to the high debt service. The guarantee is unlimited in amount until thirty-six months after rental achievement is met; however, there is a further stipulation that the complex must sustain debt service coverage at 1.15 for twelve consecutive months before the guarantee is released. The investment general partner will work with the operating general partner to monitor the partnership until operations have improved and all required reserves are funded. All real estate tax, mortgage, and insurance payments are current.

Bartlett Bayou is a 48-unit development located in Pascagoula, MS. Prior to completion of construction, Hurricane Katrina impacted the property. The hurricane damage resulted in a delay in construction completion and an increase in construction costs. As a result the operating general partner was able to obtain an additional $97,000 in tax credits for 2007. The 8609s were reviewed and approved by the investment general partner and all equity distributions have been made to the operating general partner.

As a result of the hurricane damage, insurance premiums increased significantly in the area in 2006 resulting in a drop in performance despite the fact that occupancy averaged 98% through the year. In 2007, the operating general partner was able to reduce insurance expenses significantly while increasing revenue via an increase in rents. In addition, taxes were reduced due to a reduction in the taxable value of the property. As such, the property operated well above breakeven for the year. Through the first half of 2008, occupancy remains near 100% and the property is operating above breakeven. The mortgage, taxes and insurance are all current.

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

In February 2007 the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141 R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Fund is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements. However, the Fund does not expect SFAS 141R to have a material impact on the Fund's statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund's financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4T	Controls & Procedures

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2008.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 19, 2008		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 19, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 19, 2008	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.