Form 10-Q
period 2008-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2008-11-17
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital (Deficit)	87-101
Statements of Cash Flows	102-129
Notes to Financial Statements	130-164

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	165-227

Item 3. Quantitative and Qualitative Disclosures About Market Risk	228

Item 4T. Controls and Procedures	228

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	229

Item 1A. Risk Factors	229

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	229

Item 3. Defaults Upon Senior Securities	229

Item 4. Submission of Matters to a Vote of Security Holders	229

Item 5. Other Information	229

Item 6. Exhibits	229

Signatures	230

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$197,588,417	$207,743,560

OTHER ASSETS
Cash and cash equivalents	5,937,051	6,849,444
Notes receivable	892,005	892,005
Acquisition costs net	30,451,738	31,189,499
Other assets	1,550,479	1,326,274

	$236,419,690	$248,000,782

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$38,389	$71,462
Accounts payable affiliates	43,411,301	40,753,556
Capital contributions payable	2,681,923	2,821,576

	46,131,613	43,646,594

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and outstanding	195,551,417	209,476,866
General Partner	(5,263,340)	(5,122,678)

	190,288,077	204,354,188

	$236,419,690	$248,000,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,085,980	$1,204,188

OTHER ASSETS
Cash and cash equivalents	151,883	168,406
Notes receivable	-	-
Acquisition costs net	64,300	66,086
Other assets	22,166	22,166

	$1,324,329	$1,460,846

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,976,316	2,857,440
Capital contributions payable	-	-

	2,976,316	2,857,821

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(1,327,216)	(1,074,754)
General Partner	(324,771)	(322,221)

	(1,651,987)	(1,396,975)

	$1,324,329	$1,460,846

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$155,928	$209,082

OTHER ASSETS
Cash and cash equivalents	5,009	6,279
Notes receivable	236,476	236,476
Acquisition costs net	35,169	36,146
Other assets	263,232	263,232

	$695,814	$751,215

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,875,468	1,765,217
Capital contributions payable	236,479	236,479

	2,111,947	2,002,077

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and outstanding	(1,240,020)	(1,076,402)
General Partner	(176,113)	(174,460)

	(1,416,133)	(1,250,862)

	$695,814	$751,215

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$562,890	$580,501

OTHER ASSETS
Cash and cash equivalents	74,379	81,744
Notes receivable	-	-
Acquisition costs net	110,516	113,586
Other assets	5,437	5,437

	$753,222	$781,268

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,941,175	2,808,499
Capital contributions payable	9,352	9,352

	2,950,527	2,818,232

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(1,956,250)	(1,797,512)
General Partner	(241,055)	(239,452)

	(2,197,305)	(2,036,964)

	$753,222	$781,268

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$700,468	$680,481

OTHER ASSETS
Cash and cash equivalents	18,031	40,491
Notes receivable	-	-
Acquisition costs net	164,353	168,918
Other assets	6,135	6,135

	$888,987	$896,025

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,431,603	2,306,057
Capital contributions payable	-	-

	2,431,603	2,306,438

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,242,343)	(1,111,462)
General Partner	(300,273)	(298,951)

	(1,542,616)	(1,410,413)

	$888,987	$896,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$227,899	$286,029

OTHER ASSETS
Cash and cash equivalents	124,476	135,973
Notes receivable	-	-
Acquisition costs net	183,684	188,786
Other assets	-	-

	$536,059	$610,788

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$1,059
Accounts payable affiliates	2,294,024	2,230,156
Capital contributions payable	9,999	9,999

	2,304,701	2,241,214

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(1,565,658)	(1,428,824)
General Partner	(202,984)	(201,602)

	(1,768,642)	(1,630,426)

	$536,059	$610,788

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,310,603	$2,477,296

OTHER ASSETS
Cash and cash equivalents	216,880	187,189
Notes receivable	-	-
Acquisition costs net	184,469	189,593
Other assets	40,320	40,320

	$2,752,272	$2,894,398

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$1,359
Accounts payable affiliates	2,073,100	1,986,762
Capital contributions payable	61,733	61,733

	2,135,811	2,049,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	867,741	1,093,543
General Partner	(251,280)	(248,999)

	616,461	844,544

	$2,752,272	$2,894,398

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,704,524	$5,982,367

OTHER ASSETS
Cash and cash equivalents	245,271	202,820
Notes receivable	129,062	129,062
Acquisition costs net	329,625	338,077
Other assets	3,633	6,509

	$6,412,115	$6,658,835

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	3,597,218	3,429,840
Capital contributions payable	29,490	29,490

	3,626,708	3,459,711

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	3,097,806	3,507,386
General Partner	(312,399)	(308,262)

	2,785,407	3,199,124

	$6,412,115	$6,658,835

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,613,347	$6,799,406

OTHER ASSETS
Cash and cash equivalents	98,689	87,690
Notes receivable	-	-
Acquisition costs net	269,041	276,514
Other assets	104,014	104,014

	$7,085,091	$7,267,624

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,805,715	2,642,897
Capital contributions payable	39,749	39,749

	2,845,464	2,683,027

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	4,403,678	4,745,198
General Partner	(164,051)	(160,601)

	4,239,627	4,584,597

	$7,085,091	$7,267,624

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,879,821	$5,524,970

OTHER ASSETS
Cash and cash equivalents	163,001	185,940
Notes receivable	-	-
Acquisition costs net	59,412	61,062
Other assets	2,595	2,595

	$5,104,829	$5,774,567

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	569,406	477,348
Capital contributions payable	40,968	40,968

	610,374	518,697

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	4,793,258	5,547,059
General Partner	(298,803)	(291,189)

	4,494,455	5,255,870

	$5,104,829	$5,774,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,929,492	$3,506,468

OTHER ASSETS
Cash and cash equivalents	147,183	174,993
Notes receivable	-	-
Acquisition costs net	59,553	61,209
Other assets	573	573

	$3,136,801	$3,743,243

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,066,687	1,897,697
Capital contributions payable	45,783	45,783

	2,112,470	1,943,861

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	1,352,735	2,120,035
General Partner	(328,404)	(320,653)

	1,024,331	1,799,382

	$3,136,801	$3,743,243

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,999,649	$4,341,662

OTHER ASSETS
Cash and cash equivalents	266,653	276,205
Notes receivable	-	-
Acquisition costs net	382,252	392,871
Other assets	6,675	6,675

	$4,655,229	$5,017,413

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	934,046	865,960
Capital contributions payable	127,396	127,396

	1,061,442	993,737

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	3,784,906	4,210,496
General Partner	(191,119)	(186,820)

	3,593,787	4,023,676

	$4,655,229	$5,017,413

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,303,431	$5,822,035

OTHER ASSETS
Cash and cash equivalents	184,213	258,422
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	134,137	134,137

	$5,621,781	$6,214,594

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$5,357
Accounts payable affiliates	1,436,582	1,304,506
Capital contributions payable	66,294	66,294

	1,502,876	1,376,157

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	4,456,975	5,169,312
General Partner	(338,070)	(330,875)

	4,118,905	4,838,437

	$5,621,781	$6,214,594

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,873,433	$8,742,643

OTHER ASSETS
Cash and cash equivalents	249,685	306,548
Notes receivable	46,908	46,908
Acquisition costs net	547,281	562,479
Other assets	133,638	133,638

	$8,850,945	$9,792,216

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,045,250	1,905,278
Capital contributions payable	298,561	298,561

	2,343,811	2,204,220

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	6,848,424	7,918,477
General Partner	(341,290)	(330,481)

	6,507,134	7,587,996

	$8,850,945	$9,792,216

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,991,312	$6,206,010

OTHER ASSETS
Cash and cash equivalents	176,487	186,282
Notes receivable	-	-
Acquisition costs net	491,039	504,677
Other assets	125,000	125,000

	$6,783,838	$7,021,969

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$447
Accounts payable affiliates	1,224,778	1,131,261
Capital contributions payable	194,154	194,154

	1,418,932	1,325,862

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	5,537,037	5,864,926
General Partner	(172,131)	(168,819)

	5,364,906	5,696,107

	$6,783,838	$7,021,969

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,663,662	$7,235,804

OTHER ASSETS
Cash and cash equivalents	49,288	66,702
Notes receivable	-	-
Acquisition costs net	780,371	802,049
Other assets	-	-

	$7,493,321	$8,104,555

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,245,219	2,091,915
Capital contributions payable	8,244	8,244

	2,253,463	2,100,540

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	5,487,851	6,244,366
General Partner	(247,993)	(240,351)

	5,239,858	6,004,015

	$7,493,321	$8,104,555

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,266,068	$9,704,927

OTHER ASSETS
Cash and cash equivalents	124,588	148,626
Notes receivable	-	-
Acquisition costs net	2,211,493	2,272,925
Other assets	12,739	14,109

	$11,614,888	$12,140,587

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$7,198
Accounts payable affiliates	1,042,802	953,622
Capital contributions payable	-	-

	1,042,802	960,820

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	10,748,390	11,349,994
General Partner	(176,304)	(170,227)

	10,572,086	11,179,767

	$11,614,888	$12,140,587

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,793,366	$6,035,254

OTHER ASSETS
Cash and cash equivalents	95,025	97,695
Notes receivable	-	-
Acquisition costs net	1,518,487	1,560,667
Other assets	1,691	3,061

	$7,408,569	$7,696,677

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,410,317	1,348,538
Capital contributions payable	-	-

	1,410,317	1,348,919

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	6,116,933	6,462,944
General Partner	(118,681)	(115,186)

	5,998,252	6,347,758

	$7,408,569	$7,696,677

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,454,108	$9,109,138

OTHER ASSETS
Cash and cash equivalents	287,996	305,864
Notes receivable	-	-
Acquisition costs net	1,709,928	1,754,921
Other assets	81,235	81,235

	$10,533,267	$11,251,158

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$522
Accounts payable affiliates	1,120,395	1,042,963
Capital contributions payable	138,438	138,438

	1,258,833	1,181,923

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	9,397,253	10,184,106
General Partner	(122,819)	(114,871)

	9,274,434	10,069,235

	$10,533,267	$11,251,158

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,248,087	$10,629,006

OTHER ASSETS
Cash and cash equivalents	243,105	133,521
Notes receivable	-	-
Acquisition costs net	1,965,971	2,013,922
Other assets	4,875	4,875

	$12,462,038	$12,781,324

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,081,823	1,024,623
Capital contributions payable	-	-

	1,081,823	1,025,004

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	11,484,697	11,857,041
General Partner	(104,482)	(100,721)

	11,380,215	11,756,320

	$12,462,038	$12,781,324

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,176,648	$8,575,183

OTHER ASSETS
Cash and cash equivalents	234,980	158,655
Notes receivable	-	-
Acquisition costs net	1,821,493	1,865,383
Other assets	-	-

	$10,233,121	$10,599,221

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	895,499	852,099
Capital contributions payable	-	-

	895,499	852,480

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	9,440,687	9,845,715
General Partner	(103,065)	(98,974)

	9,337,622	9,746,741

	$10,233,121	$10,599,221

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,091,105	$10,446,429

OTHER ASSETS
Cash and cash equivalents	108,662	142,164
Notes receivable	-	-
Acquisition costs net	2,231,748	2,282,946
Other assets	9,873	9,873

	$12,441,388	$12,881,412

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$37,114
Accounts payable affiliates	1,666,358	1,566,350
Capital contributions payable	8,694	8,694

	1,711,785	1,612,158

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	10,847,250	11,381,504
General Partner	(117,647)	(112,250)

	10,729,603	11,269,254

	$12,441,388	$12,881,412

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,462,723	$8,842,020

OTHER ASSETS
Cash and cash equivalents	29,541	21,723
Notes receivable	-	-
Acquisition costs net	2,426,165	2,483,931
Other assets	1,217	1,217

	$10,919,646	$11,348,891

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$9,584
Accounts payable affiliates	2,074,579	1,941,535
Capital contributions payable	100	100

	2,074,679	1,951,219

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	9,005,686	9,552,864
General Partner	(160,719)	(155,192)

	8,844,967	9,397,672

	$10,919,646	$11,348,891

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,111,857	$12,469,734

OTHER ASSETS
Cash and cash equivalents	366,416	649,411
Notes receivable	292,933	292,933
Acquisition costs net	2,510,135	2,567,183
Other assets	184,612	66,984

	$15,465,953	$16,046,245

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	996,757	995,597
Capital contributions payable	452,937	457,148

	1,449,694	1,453,126

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	14,117,035	14,688,126
General Partner	(100,776)	(95,007)

	14,016,259	14,593,119

	$15,465,953	$16,046,245

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$16,050,790	$16,587,969

OTHER ASSETS
Cash and cash equivalents	133,197	343,255
Notes receivable	186,626	186,626
Acquisition costs net	3,264,263	3,338,381
Other assets	202,917	85,289

	$19,837,793	$20,541,520

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	962,420	859,030
Capital contributions payable	307,738	310,006

	1,270,158	1,169,417

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	18,703,481	19,499,904
General Partner	(135,846)	(127,801)

	18,567,635	19,372,103

	$19,837,793	$20,541,520

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,782,939	$13,358,199

OTHER ASSETS
Cash and cash equivalents	757,410	864,250
Notes receivable	-	-
Acquisition costs net	2,313,227	2,364,068
Other assets	197,058	197,058

	$16,050,634	$16,783,575

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	321,754	229,402
Capital contributions payable	568,952	702,126

	890,706	931,909

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	15,245,777	15,930,598
General Partner	(85,849)	(78,932)

	15,159,928	15,851,666

	$16,050,634	$16,783,575

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$21,877,697	$22,717,292

OTHER ASSETS
Cash and cash equivalents	881,697	1,030,160
Notes receivable	-	-
Acquisition costs net	2,776,474	2,837,508
Other assets	6,707	12,142

	$25,542,575	$26,597,102

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$678
Accounts payable affiliates	192,583	159,301
Capital contributions payable	16,724	16,724

	209,307	176,703

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	25,433,597	26,509,857
General Partner	(100,329)	(89,458)

	25,333,268	26,420,399

	$25,542,575	$26,597,102

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$19,270,590	$19,669,467

OTHER ASSETS
Cash and cash equivalents	503,306	588,436
Notes receivable	-	-
Acquisition costs net	2,041,289	2,085,611
Other assets	-	-

	$21,815,185	$22,343,514

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$1,667
Accounts payable affiliates	129,427	79,663
Capital contributions payable	20,138	20,138

	149,565	101,468

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	21,711,707	22,282,369
General Partner	(46,087)	(40,323)

	21,665,620	22,242,046

	$21,815,185	$22,343,514

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$41,459	$90,271
Other income	99,221	20,801

	140,680	111,072

Share of income (loss) from Operating Partnerships (Note D)	(4,729,562)	(5,665,900)

Expenses
Professional fees	701,803	713,652
Fund management fee (Note C)	1,533,002	1,627,937
Amortization	402,562	402,562
General and administrative expenses	231,120	402,752

	2,868,487	3,146,903

NET LOSS	$(7,457,369)	$(8,701,731)

Net loss allocated to assignees	$(7,382,796)	$(8,614,714)

Net loss allocated to general partner	$(74,573)	$(87,017)

Net loss per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2008	2007

Income
Interest income	$1,307	$3,077
Other income	57,347	19,869

	58,654	22,946

Share of income (loss) from Operating Partnerships (Note D)	(77,890)	(53,935)

Expenses
Professional fees	27,143	26,339
Fund management fee (Note C)	68,834	69,884
Amortization	893	893
General and administrative expenses	9,852	18,263

	106,722	115,379

NET LOSS	$(125,958)	$(146,368)

Net loss allocated to assignees	$(124,698)	$(144,904)

Net loss allocated to general partner	$(1,260)	$(1,464)

Net loss per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2008	2007

Income
Interest income	$28	$81
Other income	-	-

	28	81

Share of income (loss) from Operating Partnerships (Note D)	(24,085)	(40,235)

Expenses
Professional fees	18,693	20,473
Fund management fee (Note C)	42,453	41,304
Amortization	488	488
General and administrative expenses	6,154	10,761

	67,788	73,026

NET LOSS	$(91,845)	$(113,180)

Net loss allocated to assignees	$(90,927)	$(112,048)

Net loss allocated to general partner	$(918)	$(1,132)

Net loss per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2008	2007

Income
Interest income	$82	$881
Other income	6,237	150

	6,319	1,031

Share of income (loss) from Operating Partnerships (Note D))	(12,619)	(31,063)

Expenses
Professional fees	28,322	43,429
Fund management fee (Note C)	57,419	61,136
Amortization	1,535	1,535
General and administrative expenses	7,814	20,066

	95,090	126,166

NET LOSS	$(101,390)	$(156,198)

Net loss allocated to assignees	$(100,376)	$(154,636)

Net loss allocated to general partner	$(1,014)	$(1,562)

Net loss per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2008	2007

Income
Interest income	$162	$469
Other income	-	-

	162	469

Share of income (loss) from Operating Partnerships (Note D)	(3,811)	(20,181)

Expenses
Professional fees	26,413	28,451
Fund management fee (Note C)	56,316	60,066
Amortization	2,283	2,283
General and administrative expenses	9,036	17,094

	94,048	107,894

NET LOSS	$(97,697)	$(127,606)

Net loss allocated to assignees	$(96,720)	$(126,330)

Net loss allocated to general partner	$(977)	$(1,276)

Net loss per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2008	2007

Income
Interest income	$663	$1,278
Other income	282	-

	945	1,278

Share of income (loss) from Operating Partnerships (Note D)	(7,900)	(21,557)

Expenses
Professional fees	27,043	28,854
Fund management fee (Note C)	54,350	54,526
Amortization	2,551	2,551
General and administrative expenses	6,688	11,642

	90,632	97,573

NET LOSS	$(97,587)	$(117,852)

Net loss allocated to assignees	$(96,611)	$(116,673)

Net loss allocated to general partner	$(976)	$(1,179)

Net loss per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2008	2007

Income
Interest income	$1,578	$2,722
Other income	936	-

	2,514	2,722

Share of income (loss) from Operating Partnerships (Note D))	(73,152)	(137,237)

Expenses
Professional fees	34,783	29,398
Fund management fee (Note C)	56,516	62,360
Amortization	3,805	3,805
General and administrative expenses	8,072	15,048

	103,176	110,611

NET LOSS	$(173,814)	$(245,126)

Net loss allocated to assignees	$(172,076)	$(242,675)

Net loss allocated to general partner	$(1,738)	$(2,451)

Net loss per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2008	2007

Income
Interest income	$1,490	$3,009
Other income	589	106

	2,079	3,115

Share of income (loss) from Operating Partnerships (Note D)	(76,750)	(191,965)

Expenses
Professional fees	45,023	48,136
Fund management fee (Note C)	89,043	87,415
Amortization	4,226	4,226
General and administrative expenses	9,866	18,715

	148,158	158,492

NET LOSS	$(222,829)	$(347,342)

Net loss allocated to assignees	$(220,601)	$(343,869)

Net loss allocated to general partner	$(2,228)	$(3,473)

Net loss per BAC	$(.06)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2008	2007

Income
Interest income	$488	$875
Other income	703	-

	1,191	875

Share of income (loss) from Operating Partnerships (Note D)	(77,144)	(288,148)

Expenses
Professional fees	24,303	23,938
Fund management fee (Note C)	54,843	75,551
Amortization	3,914	3,914
General and administrative expenses	6,715	11,953

	89,775	115,356

NET LOSS	$(165,728)	$(402,629)

Net loss allocated to assignees	$(164,071)	$(398,603)

Net loss allocated to general partner	$(1,657)	$(4,026)

Net loss per BAC	$(.07)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2008	2007

Income
Interest income	$550	$2,540
Other income	4,492	-

	5,042	2,540

Share of income (loss) from Operating Partnerships (Note D)	(307,269)	(275,596)

Expenses
Professional fees	33,679	32,479
Fund management fee (Note C)	79,529	54,022
Amortization	825	825
General and administrative expenses	9,596	16,666

	123,629	103,992

NET LOSS	$(425,856)	$(377,048)

Net loss allocated to assignees	$(421,597)	$(373,278)

Net loss allocated to general partner	$(4,259)	$(3,770)

Net loss per BAC	$(.11)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2008	2007

Income
Interest income	$1,180	$2,155
Other income	-	-

	1,180	2,155

Share of income (loss) from Operating Partnerships (Note D)	(291,598)	(330,697)

Expenses
Professional fees	32,852	34,231
Fund management fee (Note C)	83,245	75,921
Amortization	828	828
General and administrative expenses	9,823	18,042

	126,748	129,022

NET LOSS	$(417,166)	$(457,564)

Net loss allocated to assignees	$(412,994)	$(452,988)

Net loss allocated to general partner	$(4,172)	$(4,576)

Net loss per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2008	2007

Income
Interest income	$1,456	$1,993
Other income	-	-

	1,456	1,993

Share of income (loss) from Operating Partnerships (Note D)	(157,029)	(132,193)

Expenses
Professional fees	27,214	26,408
Fund management fee (Note C)	40,154	28,246
Amortization	5,310	5,310
General and administrative expenses	7,135	12,056

	79,813	72,020

NET LOSS	$(235,386)	$(202,220)

Net loss allocated to assignees	$(233,032)	$(200,198)

Net loss allocated to general partner	$(2,354)	$(2,022)

Net loss per BAC	$(.09)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2008	2007

Income
Interest income	$793	$1,600
Other income	-	-

	793	1,600

Share of income (loss) from Operating Partnerships (Note D)	(267,359)	(373,013)

Expenses
Professional fees	33,003	32,669
Fund management fee (Note C)	87,788	95,687
Amortization	-	-
General and administrative expenses	9,349	17,310

	130,140	145,666

NET LOSS	$(396,706)	$(517,079)

Net loss allocated to assignees	$(392,739)	$(511,908)

Net loss allocated to general partner	$(3,967)	$(5,171)

Net loss per BAC	$(.09)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2008	2007

Income
Interest income	$2,450	$3,657
Other income	-	-

	2,450	3,657

Share of income (loss) from Operating Partnerships (Note D)	(481,011)	(378,585)

Expenses
Professional fees	31,349	30,149
Fund management fee (Note C)	77,086	82,886
Amortization	9,181	9,181
General and administrative expenses	9,992	18,646

	127,608	140,862

NET LOSS	$(606,169)	$(515,790)

Net loss allocated to assignees	$(600,107)	$(510,632)

Net loss allocated to general partner	$(6,062)	$(5,158)

Net loss per BAC	$(.13)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2008	2007

Income
Interest income	$249	$788
Other income	-	-

	249	788

Share of income (loss) from Operating Partnerships (Note D)	(99,315)	(184,487)

Expenses
Professional fees	15,623	15,298
Fund management fee (Note C)	38,491	38,491
Amortization	6,819	6,819
General and administrative expenses	6,834	11,584

	67,767	72,192

NET LOSS	$(166,833)	$(255,891)

Net loss allocated to assignees	$(165,165)	$(253,332)

Net loss allocated to general partner	$(1,668)	$(2,559)

Net loss per BAC	$(.06)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2008	2007

Income
Interest income	$42	$482
Other income	-	-

	42	482

Share of income (loss) from Operating Partnerships (Note D)	(299,510)	(315,262)

Expenses
Professional fees	23,733	23,138
Fund management fee (Note C)	73,299	73,299
Amortization	10,984	10,984
General and administrative expenses	8,148	14,765

	116,164	122,186

NET LOSS	$(415,632)	$(436,966)

Net loss allocated to assignees	$(411,476)	$(432,596)

Net loss allocated to general partner	$(4,156)	$(4,370)

Net loss per BAC	$(.12)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2008	2007

Income
Interest income	$192	$814
Other income	-	-

	192	814

Share of income (loss) from Operating Partnerships (Note D)	(210,098)	(231,257)

Expenses
Professional fees	12,869	13,028
Fund management fee (Note C)	44,590	57,090
Amortization	32,309	32,309
General and administrative expenses	8,026	14,352

	97,794	116,779

NET LOSS	$(307,700)	$(347,222)

Net loss allocated to assignees	$(304,623)	$(343,750)

Net loss allocated to general partner	$(3,077)	$(3,472)

Net loss per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2008	2007

Income
Interest income	$492	$1,103
Other income	-	-

	492	1,103

Share of income (loss) from Operating Partnerships (Note D)	(119,457)	(128,882)

Expenses
Professional fees	15,583	15,017
Fund management fee (Note C)	26,342	37,361
Amortization	22,116	22,116
General and administrative expenses	6,192	10,023

	70,233	84,517

NET LOSS	$(189,198)	$(212,296)

Net loss allocated to assignees	$(187,306)	$(210,173)

Net loss allocated to general partner	$(1,892)	$(2,123)

Net loss per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2008	2007

Income
Interest income	$2,262	$3,327
Other income	-	-

	2,262	3,327

Share of income (loss) from Operating Partnerships (Note D)	(300,895)	(252,644)

Expenses
Professional fees	14,503	13,937
Fund management fee (Note C)	43,216	48,716
Amortization	23,706	23,706
General and administrative expenses	7,943	12,059

	89,368	98,418

NET LOSS	$(388,001)	$(347,735)

Net loss allocated to assignees	$(384,121)	$(344,258)

Net loss allocated to general partner	$(3,880)	$(3,477)

Net loss per BAC	$(.15)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2008	2007

Income
Interest income	$883	$1,367
Other income	-	-

	883	1,367

Share of income (loss) from Operating Partnerships (Note D)	(107,622)	(186,314)

Expenses
Professional fees	16,943	16,557
Fund management fee (Note C)	36,427	41,100
Amortization	24,728	24,728
General and administrative expenses	8,220	12,419

	86,318	94,804

NET LOSS	$(193,057)	$(279,751)

Net loss allocated to assignees	$(191,126)	$(276,953)

Net loss allocated to general partner	$(1,931)	$(2,798)

Net loss per BAC	$(.08)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2008	2007

Income
Interest income	$1,343	$2,722
Other income	-	-

	1,343	2,722

Share of income (loss) from Operating Partnerships (Note D)	(115,579)	(128,261)

Expenses
Professional fees	19,133	18,417
Fund management fee (Note C)	4,806	34,200
Amortization	22,581	22,581
General and administrative expenses	7,590	11,134

	54,110	86,332

NET LOSS	$(168,346)	$(211,871)

Net loss allocated to assignees	$(166,663)	$(209,752)

Net loss allocated to general partner	$(1,683)	$(2,119)

Net loss per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2008	2007

Income
Interest income	$149	$429
Other income	-	-

	149	429

Share of income (loss) from Operating Partnerships (Note D)	(181,717)	(223,160)

Expenses
Professional fees	25,793	25,147
Fund management fee (Note C)	48,024	49,739
Amortization	28,433	28,433
General and administrative expenses	8,257	12,560

	110,507	115,879

NET LOSS	$(292,075)	$(338,610)

Net loss allocated to assignees	$(289,154)	$(335,224)

Net loss allocated to general partner	$(2,921)	$(3,386)

Net loss per BAC	$(.11)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2008	2007

Income
Interest income	$118	$343
Other income	28,635	-

	28,753	343

Share of income (loss) from Operating Partnerships (Note D)	(200,912)	(391,008)

Expenses
Professional fees	26,923	30,958
Fund management fee (Note C)	51,383	53,308
Amortization	33,481	33,481
General and administrative expenses	9,493	15,303

	121,280	133,050

NET LOSS	$(293,439)	$(523,715)

Net loss allocated to assignees	$(290,505)	$(518,478)

Net loss allocated to general partner	$(2,934)	$(5,237)

Net loss per BAC	$(.10)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2008	2007

Income
Interest income	$3,703	$2,564
Other income	-	-

	3,703	2,564

Share of income (loss) from Operating Partnerships (Note D)	(146,599)	(203,556)

Expenses
Professional fees	31,131	29,856
Fund management fee (Note C)	61,553	57,190
Amortization	29,283	29,283
General and administrative expenses	9,879	15,069

	131,846	131,398

NET LOSS	$(274,742)	$(332,390)

Net loss allocated to assignees	$(271,995)	$(329,066)

Net loss allocated to general partner	$(2,747)	$(3,324)

Net loss per BAC	$(.10)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2008	2007

Income
Interest income	$2,598	$3,982
Other income	-	-

	2,598	3,982

Share of income (loss) from Operating Partnerships (Note D)	(214,618)	(252,246)

Expenses
Professional fees	31,723	32,512
Fund management fee (Note C)	74,330	76,691
Amortization	41,837	41,837
General and administrative expenses	10,142	17,823

	158,032	168,863

NET LOSS	$(370,052)	$(417,127)

Net loss allocated to assignees	$(366,351)	$(412,956)

Net loss allocated to general partner	$(3,701)	$(4,171)

Net loss per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2008	2007

Income
Interest income	$6,195	$13,870
Other income	-	676

	6,195	14,546

Share of income (loss) from Operating Partnerships (Note D)	(266,279)	(362,055)

Expenses
Professional fees	19,263	18,778
Fund management fee (Note C)	55,548	70,176
Amortization	28,252	28,252
General and administrative expenses	8,765	14,403

	111,828	131,609

NET LOSS	$(371,912)	$(479,118)

Net loss allocated to assignees	$(368,193)	$(474,327)

Net loss allocated to general partner	$(3,719)	$(4,791)

Net loss per BAC	$(.14)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2008	2007

Income
Interest income	$6,729	$16,939
Other income	-	-

	6,729	16,939

Share of income (loss) from Operating Partnerships (Note D)	(412,578)	(259,380)

Expenses
Professional fees	36,060	36,377
Fund management fee (Note C)	80,104	89,641
Amortization	36,221	36,221
General and administrative expenses	12,093	19,568

	164,478	181,807

NET LOSS	$(570,327)	$(424,248)

Net loss allocated to assignees	$(564,624)	$(420,006)

Net loss allocated to general partner	$(5,703)	$(4,242)

Net loss per BAC	$(.14)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2008	2007

Income
Interest income	$4,277	$17,204
Other income	-	-

	4,277	17,204

Share of income (loss) from Operating Partnerships (Note D)	(196,766)	(272,983)

Expenses
Professional fees	22,703	19,678
Fund management fee (Note C)	47,313	51,931
Amortization	25,973	25,973
General and administrative expenses	9,446	15,428

	105,435	113,010

NET LOSS	$(297,924)	$(368,789)

Net loss allocated to assignees	$(294,945)	$(365,101)

Net loss allocated to general partner	$(2,979)	$(3,688)

Net loss per BAC	$(.10)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$84,744	$176,532
Other income	204,459	30,519

	289,203	207,051

Share of income (loss) from Operating Partnerships (Note D)	(9,466,642)	(11,146,391)

Expenses
Professional fees	705,102	793,989
Fund management fee (Note C)	2,992,139	3,286,732
Amortization	805,123	805,123
General and administrative expenses	386,308	450,468

	4,888,672	5,336,312

NET LOSS	$(14,066,111)	$(16,275,652)

Net loss allocated to assignees	$(13,925,449)	$(16,112,898)

Net loss allocated to general partner	$(140,662)	$(162,754)

Net loss per BAC	$(.17)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2008	2007

Income
Interest income	$2,509	$6,249
Other income	57,972	20,109

	60,481	26,358

Share of income (loss) from Operating Partnerships (Note D)	(118,208)	(196,579)

Expenses
Professional fees	27,743	29,080
Fund management fee (Note C)	152,447	148,791
Amortization	1,786	1,786
General and administrative expenses	15,309	20,552

	197,285	200,209

NET LOSS	$(255,012)	$(370,430)

Net loss allocated to assignees	$(252,462)	$(366,726)

Net loss allocated to general partner	$(2,550)	$(3,704)

Net loss per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2008	2007

Income
Interest income	$57	$132
Other income	1,235	-

	1,292	132

Share of income (loss) from Operating Partnerships (Note D)	(53,154)	(69,936)

Expenses
Professional fees	18,692	24,687
Fund management fee (Note C)	83,793	94,226
Amortization	977	977
General and administrative expenses	9,947	11,707

	113,409	131,597

NET LOSS	$(165,271)	$(201,401)

Net loss allocated to assignees	$(163,618)	$(199,387)

Net loss allocated to general partner	$(1,653)	$(2,014)

Net loss per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2008	2007

Income
Interest income	$178	$1,893
Other income	15,262	9,175

	15,440	11,068

Share of income (loss) from Operating Partnerships (Note D))	(17,611)	(49,793)

Expenses
Professional fees	28,321	44,477
Fund management fee (Note C)	114,567	119,083
Amortization	3,070	3,070
General and administrative expenses	12,212	21,469

	158,170	188,099

NET LOSS	$(160,341)	$(226,824)

Net loss allocated to assignees	$(158,738)	$(224,556)

Net loss allocated to general partner	$(1,603)	$(2,268)

Net loss per BAC	$(.06)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2008	2007

Income
Interest income	$330	$729
Other income	-	-

	330	729

Share of income (loss) from Operating Partnerships (Note D)	19,987	(62,671)

Expenses
Professional fees	26,501	30,342
Fund management fee (Note C)	107,382	118,382
Amortization	4,565	4,565
General and administrative expenses	14,072	18,807

	152,520	172,096

NET LOSS	$(132,203)	$(234,038)

Net loss allocated to assignees	$(130,881)	$(231,698)

Net loss allocated to general partner	$(1,322)	$(2,340)

Net loss per BAC	$(.04)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2008	2007

Income
Interest income	$1,263	$2,111
Other income	34,107	303

	35,370	2,414

Share of income (loss) from Operating Partnerships (Note D)	(42,342)	(44,022)

Expenses
Professional fees	26,962	29,894
Fund management fee (Note C)	88,506	109,298
Amortization	5,102	5,102
General and administrative expenses	10,674	12,726

	131,244	157,020

NET LOSS	$(138,216)	$(198,628)

Net loss allocated to assignees	$(136,834)	$(196,642)

Net loss allocated to general partner	$(1,382)	$(1,986)

Net loss per BAC	$(.06)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2008	2007

Income
Interest income	$3,175	$3,915
Other income	54,696	-

	57,871	3,915

Share of income (loss) from Operating Partnerships (Note D))	(139,383)	(314,489)

Expenses
Professional fees	34,803	32,105
Fund management fee (Note C)	87,626	130,047
Amortization	7,609	7,609
General and administrative expenses	16,533	16,892

	146,571	186,653

NET LOSS	$(228,083)	$(497,227)

Net loss allocated to assignees	$(225,802)	$(492,255)

Net loss allocated to general partner	$(2,281)	$(4,972)

Net loss per BAC	$(.07)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2008	2007

Income
Interest income	$2,792	$4,965
Other income	1,748	106

	4,540	5,071

Share of income (loss) from Operating Partnerships (Note D)	(173,467)	(381,752)

Expenses
Professional fees	45,150	49,198
Fund management fee (Note C)	175,786	187,168
Amortization	8,452	8,452
General and administrative expenses	15,402	21,132

	244,790	265,950

NET LOSS	$(413,717)	$(642,631)

Net loss allocated to assignees	$(409,580)	$(636,205)

Net loss allocated to general partner	$(4,137)	$(6,426)

Net loss per BAC	$(.10)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2008	2007

Income
Interest income	$873	$1,369
Other income	703	-

	1,576	1,369

Share of income (loss) from Operating Partnerships (Note D)	(185,534)	(533,884)

Expenses
Professional fees	24,302	24,978
Fund management fee (Note C)	118,268	149,368
Amortization	7,827	7,827
General and administrative expenses	10,615	13,415

	161,012	195,588

NET LOSS	$(344,970)	$(728,103)

Net loss allocated to assignees	$(341,520)	$(720,822)

Net loss allocated to general partner	$(3,450)	$(7,281)

Net loss per BAC	$(.14)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2008	2007

Income
Interest income	$1,146	$4,504
Other income	4,492	-

	5,638	4,504

Share of income (loss) from Operating Partnerships (Note D)	(590,309)	(572,818)

Expenses
Professional fees	33,749	35,213
Fund management fee (Note C)	125,989	136,951
Amortization	1,650	1,650
General and administrative expenses	15,356	18,667

	176,744	192,481

NET LOSS	$(761,415)	$(760,795)

Net loss allocated to assignees	$(753,801)	$(753,187)

Net loss allocated to general partner	$(7,614)	$(7,608)

Net loss per BAC	$(.19)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2008	2007

Income
Interest income	$2,427	$4,420
Other income	-	-

	2,427	4,420

Share of income (loss) from Operating Partnerships (Note D)	(576,042)	(601,942)

Expenses
Professional fees	32,963	40,267
Fund management fee (Note C)	150,678	142,983
Amortization	1,656	1,656
General and administrative expenses	16,139	20,440

	201,436	205,346

NET LOSS	$(775,051)	$(802,868)

Net loss allocated to assignees	$(767,300)	$(794,839)

Net loss allocated to general partner	$(7,751)	$(8,029)

Net loss per BAC	$(.19)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2008	2007

Income
Interest income	$2,387	$4,307
Other income	-	-

	2,387	4,307

Share of income (loss) from Operating Partnerships (Note D)	(309,832)	(188,889)

Expenses
Professional fees	28,077	37,545
Fund management fee (Note C)	71,861	74,789
Amortization	10,619	10,619
General and administrative expenses	11,887	13,726

	122,444	136,679

NET LOSS	$(429,889)	$(321,261)

Net loss allocated to assignees	$(425,590)	$(318,048)

Net loss allocated to general partner	$(4,299)	$(3,213)

Net loss per BAC	$(.16)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2008	2007

Income
Interest income	$1,439	$2,022
Other income	5,609	-

	7,048	2,022

Share of income (loss) from Operating Partnerships (Note D)	(514,371)	(738,612)

Expenses
Professional fees	33,086	33,726
Fund management fee (Note C)	162,226	159,908
Amortization	-	-
General and administrative expenses	16,897	19,388

	212,209	213,022

NET LOSS	$(719,532)	$(949,612)

Net loss allocated to assignees	$(712,337)	$(940,116)

Net loss allocated to general partner	$(7,195)	$(9,496)

Net loss per BAC	$(.16)	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2008	2007

Income
Interest income	$4,881	$6,667
Other income	-	-

	4,881	6,667

Share of income (loss) from Operating Partnerships (Note D)	(866,046)	(706,849)

Expenses
Professional fees	31,479	32,890
Fund management fee (Note C)	152,416	165,772
Amortization	18,362	18,362
General and administrative expenses	17,440	21,040

	219,697	238,064

NET LOSS	$(1,080,862)	$(938,246)

Net loss allocated to assignees	$(1,070,053)	$(928,864)

Net loss allocated to general partner	$(10,809)	$(9,382)

Net loss per BAC	$(.23)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2008	2007

Income
Interest income	$533	$2,111
Other income	-	-

	533	2,111

Share of income (loss) from Operating Partnerships (Note D)	(209,143)	(391,121)

Expenses
Professional fees	15,622	16,337
Fund management fee (Note C)	81,982	75,893
Amortization	13,638	13,638
General and administrative expenses	11,349	13,200

	122,591	119,068

NET LOSS	$(331,201)	$(508,078)

Net loss allocated to assignees	$(327,889)	$(502,997)

Net loss allocated to general partner	$(3,312)	$(5,081)

Net loss per BAC	$(.12)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2008	2007

Income
Interest income	$93	$1,065
Other income	-	-

	93	1,065

Share of income (loss) from Operating Partnerships (Note D)	(571,851)	(597,516)

Expenses
Professional fees	23,738	24,187
Fund management fee (Note C)	133,432	146,598
Amortization	21,969	21,969
General and administrative expenses	13,260	16,781

	192,399	209,535

NET LOSS	$(764,157)	$(805,986)

Net loss allocated to assignees	$(756,515)	$(797,926)

Net loss allocated to general partner	$(7,642)	$(8,060)

Net loss per BAC	$(.21)	$(.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2008	2007

Income
Interest income	$412	$1,902
Other income	-	-

	412	1,902

Share of income (loss) from Operating Partnerships (Note D)	(435,674)	(439,595)

Expenses
Professional fees	12,869	14,077
Fund management fee (Note C)	81,680	106,677
Amortization	64,617	64,617
General and administrative expenses	13,253	16,179

	172,419	201,550

NET LOSS	$(607,681)	$(639,243)

Net loss allocated to assignees	$(601,604)	$(632,851)

Net loss allocated to general partner	$(6,077)	$(6,392)

Net loss per BAC	$(.18)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2008	2007

Income
Interest income	$1,017	$1,418
Other income	-	-

	1,017	1,418

Share of income (loss) from Operating Partnerships (Note D)	(236,777)	(244,734)

Expenses
Professional fees	15,582	16,051
Fund management fee (Note C)	43,558	73,764
Amortization	44,231	44,231
General and administrative expenses	10,375	11,031

	113,746	145,077

NET LOSS	$(349,506)	$(388,393)

Net loss allocated to assignees	$(346,011)	$(384,509)

Net loss allocated to general partner	$(3,495)	$(3,884)

Net loss per BAC	$(.16)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2008	2007

Income
Interest income	$4,702	$6,707
Other income	-	150

	4,702	6,857

Share of income (loss) from Operating Partnerships (Note D)	(631,822)	(498,848)

Expenses
Professional fees	14,502	14,974
Fund management fee (Note C)	91,932	99,933
Amortization	47,411	47,411
General and administrative expenses	13,836	13,452

	167,681	175,770

NET LOSS	$(794,801)	$(667,761)

Net loss allocated to assignees	$(786,853)	$(661,083)

Net loss allocated to general partner	$(7,948)	$(6,678)

Net loss per BAC	$(.31)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2008	2007

Income
Interest income	$1,802	$2,563
Other income	-	-

	1,802	2,563

Share of income (loss) from Operating Partnerships (Note D)	(219,738)	(282,119)

Expenses
Professional fees	16,942	17,595
Fund management fee (Note C)	77,527	82,200
Amortization	49,456	49,456
General and administrative expenses	14,244	13,809

	158,169	163,060

NET LOSS	$(376,105)	$(442,616)

Net loss allocated to assignees	$(372,344)	$(438,190)

Net loss allocated to general partner	$(3,761)	$(4,426)

Net loss per BAC	$(.15)	$(.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2008	2007

Income
Interest income	$2,686	$4,135
Other income	-	-

	2,686	4,135

Share of income (loss) from Operating Partnerships (Note D)	(298,305)	(278,721)

Expenses
Professional fees	19,132	19,451
Fund management fee (Note C)	36,036	68,400
Amortization	45,162	45,162
General and administrative expenses	13,170	12,403

	113,500	145,416

NET LOSS	$(409,119)	$(420,002)

Net loss allocated to assignees	$(405,028)	$(415,802)

Net loss allocated to general partner	$(4,091)	$(4,200)

Net loss per BAC	$(.18)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2008	2007

Income
Interest income	$325	$1,931
Other income	-	-

	325	1,931

Share of income (loss) from Operating Partnerships (Note D)	(348,893)	(414,158)

Expenses
Professional fees	25,792	26,188
Fund management fee (Note C)	94,468	91,295
Amortization	56,864	56,864
General and administrative expenses	13,959	13,871

	191,083	188,218

NET LOSS	$(539,651)	$(600,445)

Net loss allocated to assignees	$(534,254)	$(594,441)

Net loss allocated to general partner	$(5,397)	$(6,004)

Net loss per BAC	$(.20)	$(.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2008	2007

Income
Interest income	$232	$489
Other income	28,635	-

	28,867	489

Share of income (loss) from Operating Partnerships (Note D)	(367,981)	(783,715)

Expenses
Professional fees	26,922	45,066
Fund management fee (Note C)	104,019	106,685
Amortization	66,963	66,963
General and administrative expenses	15,687	17,058

	213,591	235,772

NET LOSS	$(552,705)	$(1,018,998)

Net loss allocated to assignees	$(547,178)	$(1,008,808)

Net loss allocated to general partner	$(5,527)	$(10,190)

Net loss per BAC	$(.19)	$(.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2008	2007

Income
Interest income	$8,302	$6,598
Other income	-	-

	8,302	6,598

Share of income (loss) from Operating Partnerships (Note D)	(356,091)	(445,280)

Expenses
Professional fees	31,132	34,192
Fund management fee (Note C)	123,465	116,530
Amortization	58,567	58,567
General and administrative expenses	15,907	16,662

	229,071	225,951

NET LOSS	$(576,860)	$(664,633)

Net loss allocated to assignees	$(571,091)	$(657,987)

Net loss allocated to general partner	$(5,769)	$(6,646)

Net loss per BAC	$(.21)	$(.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2008	2007

Income
Interest income	$5,069	$8,661
Other income	-	-

	5,069	8,661

Share of income (loss) from Operating Partnerships (Note D)	(526,359)	(535,925)

Expenses
Professional fees	31,724	38,928
Fund management fee (Note C)	149,029	150,021
Amortization	83,675	83,675
General and administrative expenses	18,750	21,227

	283,178	293,851

NET LOSS	$(804,468)	$(821,115)

Net loss allocated to assignees	$(796,423)	$(812,904)

Net loss allocated to general partner	$(8,045)	$(8,211)

Net loss per BAC	$(.22)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2008	2007

Income
Interest income	$12,708	$21,931
Other income	-	676

	12,708	22,607

Share of income (loss) from Operating Partnerships (Note D)	(487,477)	(660,561)

Expenses
Professional fees	19,262	20,507
Fund management fee (Note C)	126,364	141,180
Amortization	56,508	56,508
General and administrative expenses	14,835	16,085

	216,969	234,280

NET LOSS	$(691,738)	$(872,234)

Net loss allocated to assignees	$(684,821)	$(863,512)

Net loss allocated to general partner	$(6,917)	$(8,722)

Net loss per BAC	$(.25)	$(.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2008	2007

Income
Interest income	$14,480	$32,720
Other income	-	-

	14,480	32,720

Share of income (loss) from Operating Partnerships (Note D)	(819,633)	(555,631)

Expenses
Professional fees	37,352	41,239
Fund management fee (Note C)	152,700	179,977
Amortization	72,442	72,442
General and administrative expenses	19,484	21,545

	281,978	315,203

NET LOSS	$(1,087,131)	$(838,114)

Net loss allocated to assignees	$(1,076,260)	$(829,733)

Net loss allocated to general partner	$(10,871)	$(8,381)

Net loss per BAC	$(.27)	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2008	2007

Income
Interest income	$8,926	$41,018
Other income	-	-

	8,926	41,018

Share of income (loss) from Operating Partnerships (Note D)	(390,586)	(556,231)

Expenses
Professional fees	22,703	20,795
Fund management fee (Note C)	104,402	110,813
Amortization	51,945	51,945
General and administrative expenses	15,716	17,204

	194,766	200,757

NET LOSS	$(576,426)	$(715,970)

Net loss allocated to assignees	$(570,662)	$(708,810)

Net loss allocated to general partner	$(5,764)	$(7,160)

Net loss per BAC	$(.19)	$(.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$209,476,866	$(5,122,678)	$204,354,188

Net loss	(13,925,449)	(140,662)	(14,066,111)

Partners' capital (deficit), September 30, 2008	$195,551,417	$(5,263,340)	$190,288,077

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2008	$(1,074,754)	$(322,221)	$(1,396,975)

Net loss	(252,462)	(2,550)	(255,012)

Partners' capital (deficit), September 30, 2008	$(1,327,216)	$(324,771)	$(1,651,987)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2008	$(1,076,402)	$(174,460)	$(1,250,862)

Net loss	(163,618)	(1,653)	(165,271)

Partners' capital (deficit), September 30, 2008	$(1,240,020)	$(176,113)	$(1,416,133)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2008	$(1,797,512)	$(239,452)	$(2,036,964)

Net loss	(158,738)	(1,603)	(160,341)

Partners' capital (deficit), September 30, 2008	$(1,956,250)	$(241,055)	$(2,197,305)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2008	$(1,111,462)	$(298,951)	$(1,410,413)

Net loss	(130,881)	(1,322)	(132,203)

Partners' capital (deficit), September 30, 2008	$(1,242,343)	$(300,273)	$(1,542,616)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2008	$(1,428,824)	$(201,602)	$(1,630,426)

Net loss	(136,834)	(1,382)	(138,216)

Partners' capital (deficit), September 30, 2008	$(1,565,658)	$(202,984)	$(1,768,642)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2008	$1,093,543	$(248,999)	$844,544

Net loss	(225,802)	(2,281)	(228,083)

Partners' capital (deficit), September 30, 2008	$867,741	$(251,280)	$616,461

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2008	$3,507,386	$(308,262)	$3,199,124

Net loss	(409,580)	(4,137)	(413,717)

Partners' capital (deficit), September 30, 2008	$3,097,806	$(312,399)	$2,785,407

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2008	$4,745,198	$(160,601)	$4,584,597

Net loss	(341,520)	(3,450)	(344,970)

Partners' capital (deficit), September 30, 2008	$4,403,678	$(164,051)	$4,239,627

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2008	$5,547,059	$(291,189)	$5,255,870

Net loss	(753,801)	(7,614)	(761,415)

Partners' capital (deficit), September 30, 2008	$4,793,258	$(298,803)	$4,494,455

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2008	$2,120,035	$(320,653)	$1,799,382

Net loss	(767,300)	(7,751)	(775,051)

Partners' capital (deficit), September 30, 2008	$1,352,735	$(328,404)	$1,024,331

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2008	$4,210,496	$(186,820)	$4,023,676

Net loss	(425,590)	(4,299)	(429,889)

Partners' capital (deficit), September 30, 2008	$3,784,906	$(191,119)	$3,593,787

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2008	$5,169,312	$(330,875)	$4,838,437

Net loss	(712,337)	(7,195)	(719,532)

Partners' capital (deficit), September 30, 2008	$4,456,975	$(338,070)	$4,118,905

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2008	$7,918,477	$(330,481)	$7,587,996

Net loss	(1,070,053)	(10,809)	(1,080,862)

Partners' capital (deficit), September 30, 2008	$6,848,424	$(341,290)	$6,507,134

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2008	$5,864,926	$(168,819)	$5,696,107

Net loss	(327,889)	(3,312)	(331,201)

Partners' capital (deficit), September 30, 2008	$5,537,037	$(172,131)	$5,364,906

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2008	$6,244,366	$(240,351)	$6,004,015

Net loss	(756,515)	(7,642)	(764,157)

Partners' capital (deficit), September 30, 2008	$5,487,851	$(247,993)	$5,239,858

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2008	$11,349,994	$(170,227)	$11,179,767

Net loss	(601,604)	(6,077)	(607,681)

Partners' capital (deficit), September 30, 2008	$10,748,390	$(176,304)	$10,572,086

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2008	$6,462,944	$(115,186)	$6,347,758

Net loss	(346,011)	(3,495)	(349,506)

Partners' capital (deficit), September 30, 2008	$6,116,933	$(118,681)	$5,998,252

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2008	$10,184,106	$(114,871)	$10,069,235

Net loss	(786,853)	(7,948)	(794,801)

Partners' capital (deficit), September 30, 2008	$9,397,253	$(122,819)	$9,274,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2008	$11,857,041	$(100,721)	$11,756,320

Net loss	(372,344)	(3,761)	(376,105)

Partners' capital (deficit), September 30, 2008	$11,484,697	$(104,482)	$11,380,215

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2008	$9,845,715	$(98,974)	$9,746,741

Net loss	(405,028)	(4,091)	(409,119)

Partners' capital (deficit), September 30, 2008	$9,440,687	$(103,065)	$9,337,622

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2008	$11,381,504	$(112,250)	$11,269,254

Net loss	(534,254)	(5,397)	(539,651)

Partners' capital (deficit), September 30, 2008	$10,847,250	$(117,647)	$10,729,603

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2008	$9,552,864	$(155,192)	$9,397,672

Net loss	(547,178)	(5,527)	(552,705)

Partners' capital (deficit), September 30, 2008	$9,005,686	$(160,719)	$8,844,967

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2008	$14,688,126	$(95,007)	$14,593,119

Net loss	(571,091)	(5,769)	(576,860)

Partners' capital (deficit), September 30, 2008	$14,117,035	$(100,776)	$14,016,259

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2008	$19,499,904	$(127,801)	$19,372,103

Net loss	(796,423)	(8,045)	(804,468)

Partners' capital (deficit), September 30, 2008	$18,703,481	$(135,846)	$18,567,635

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2008	$15,930,598	$(78,932)	$15,851,666

Net loss	(684,821)	(6,917)	(691,738)

Partners' capital (deficit), September 30, 2008	$15,245,777	$(85,849)	$15,159,928

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2008	$26,509,857	$(89,458)	$26,420,399

Net loss	(1,076,260)	(10,871)	(1,087,131)

Partners' capital (deficit), September 30, 2008	$25,433,597	$(100,329)	$25,333,268

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2008	$22,282,369	$(40,323)	$22,242,046

Net loss	(570,662)	(5,764)	(576,426)

Partners' capital (deficit), September 30, 2008	$21,711,707	$(46,087)	$21,665,620

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2008	2007

Cash flows from operating activities:

Net loss	$(14,066,111)	$(16,275,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	805,123	805,123
Distributions from Operating Partnerships	546,139	234,365
Share of (Income) Loss from Operating Partnerships	9,466,642	11,146,391
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(33,073)	1,040
Decrease (Increase) in accounts receivable	(224,205)	(17,112)
(Decrease) Increase in accounts payable affiliates	2,657,745	3,343,034

Net cash (used in) provided by operating activities	(847,740)	(762,811)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(64,653)	(1,234,431)
(Advances to) repayments from Operating Partnerships	-	78,150

Net cash (used in) provided by investing activities	(64,653)	(1,156,281)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(912,393)	(1,919,092)

Cash and cash equivalents, beginning	6,849,444	9,316,159

Cash and cash equivalents, ending	$5,937,051	$7,397,067

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$(75,000)	$781,311

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2008	2007

Cash flows from operating activities:

Net loss	$(255,012)	$(370,430)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	1,786	1,786
Distributions from Operating Partnerships	-	14,900
Share of (Income) Loss from Operating Partnerships	118,208	196,579
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	(17,112)
(Decrease) Increase in accounts payable affiliates	118,876	118,876

Net cash (used in) provided by operating activities	(16,523)	(55,401)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,523)	(55,401)

Cash and cash equivalents, beginning	168,406	241,848

Cash and cash equivalents, ending	$151,883	$186,447

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2008	2007

Cash flows from operating activities:
Net loss	$(165,271)	$(201,401)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	977	977
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	53,154	69,936
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	110,251	120,939

Net cash (used in) provided by operating activities	(1,270)	(9,549)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,270)	(9,549)

Cash and cash equivalents, beginning	6,279	12,391

Cash and cash equivalents, ending	$5,009	$2,842

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2008	2007

Cash flows from operating activities:

Net loss	$(160,341)	$(226,824)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	3,070	3,070
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	17,611	49,793
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	132,676	130,694

Net cash (used in) provided by operating activities	(7,365)	(43,267)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(14,663)
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(14,663)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,365)	(57,930)

Cash and cash equivalents, beginning	81,744	129,911

Cash and cash equivalents, ending	$74,379	$71,981

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2008	2007

Cash flows from operating activities:

Net loss	$(132,203)	$(234,038)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	4,565	4,565
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(19,987)	62,671
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	125,546	123,557

Net cash (used in) provided by operating activities	(22,460)	(43,245)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,460)	(43,245)

Cash and cash equivalents, beginning	40,491	64,648

Cash and cash equivalents, ending	$18,031	$21,403

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2008	2007

Cash flows from operating activities:

Net loss	$(138,216)	$(198,628)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	5,102	5,102
Distributions from Operating Partnerships	15,788	5,024
Share of (Income) Loss from Operating Partnerships	42,342	44,022
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	63,868	113,868

Net cash (used in) provided by operating activities	(11,497)	(30,612)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,497)	(30,612)

Cash and cash equivalents, beginning	135,973	164,634

Cash and cash equivalents, ending	$124,476	$134,022

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2008	2007

Cash flows from operating activities:

Net loss	$(228,083)	$(497,227)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	7,609	7,609
Distributions from Operating Partnerships	24,825	8,839
Share of (Income) Loss from Operating Partnerships	139,383	314,489
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	86,338	136,338

Net cash (used in) provided by operating activities	29,691	(29,952)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,691	(29,952)

Cash and cash equivalents, beginning	187,189	249,177

Cash and cash equivalents, ending	$216,880	$219,225

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2008	2007

Cash flows from operating activities:

Net loss	$(413,717)	$(642,631)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	8,452	8,452
Distributions from Operating Partnerships	104,376	62,337
Share of (Income) Loss from Operating Partnerships	173,467	381,752
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	2,876	-
(Decrease) Increase in accounts payable affiliates	167,378	217,378

Net cash (used in) provided by operating activities	42,451	27,288

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,451	27,288

Cash and cash equivalents, beginning	202,820	218,953

Cash and cash equivalents, ending	$245,271	$246,241

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2008	2007

Cash flows from operating activities:

Net loss	$(344,970)	$(728,103)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	7,827	7,827
Distributions from Operating Partnerships	171	236
Share of (Income) Loss from Operating Partnerships	185,534	533,884
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	162,818	160,845

Net cash (used in) provided by operating activities	10,999	(25,311)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,999	(25,311)

Cash and cash equivalents, beginning	87,690	100,228

Cash and cash equivalents, ending	$98,689	$74,917

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2008	2007

Cash flows from operating activities:

Net loss	$(761,415)	$(760,795)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	1,650	1,650
Distributions from Operating Partnerships	54,840	88,400
Share of (Income) Loss from Operating Partnerships	590,309	572,818
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	92,058	117,058

Net cash (used in) provided by operating activities	(22,939)	19,131

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,939)	19,131

Cash and cash equivalents, beginning	185,940	256,644

Cash and cash equivalents, ending	$163,001	$275,775

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2008	2007

Cash flows from operating activities:

Net loss	$(775,051)	$(802,868)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	1,656	1,656
Distributions from Operating Partnerships	934	-
Share of (Income) Loss from Operating Partnerships	576,042	601,942
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	168,990	168,990

Net cash (used in) provided by operating activities	(27,810)	(30,280)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,810)	(30,280)

Cash and cash equivalents, beginning	174,993	194,755

Cash and cash equivalents, ending	$147,183	$164,475

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2008	2007

Cash flows from operating activities:

Net loss	$(429,889)	$(321,261)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	10,619	10,619
Distributions from Operating Partnerships	32,181	24,613
Share of (Income) Loss from Operating Partnerships	309,832	188,889
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	1,040
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	68,086	93,086

Net cash (used in) provided by operating activities	(9,552)	(3,014)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,552)	(3,014)

Cash and cash equivalents, beginning	276,205	291,351

Cash and cash equivalents, ending	$266,653	$288,337

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2008	2007

Cash flows from operating activities:

Net loss	$(719,532)	$(949,612)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	-
Distributions from Operating Partnerships	4,233	1,320
Share of (Income) Loss from Operating Partnerships	514,371	738,612
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,357)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	132,076	202,225

Net cash (used in) provided by operating activities	(74,209)	(7,455)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,209)	(7,455)

Cash and cash equivalents, beginning	258,422	118,708

Cash and cash equivalents, ending	$184,213	$111,253

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2008	2007

Cash flows from operating activities:

Net loss	$(1,080,862)	$(938,246)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	18,362	18,362
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	866,046	706,849
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	139,972	165,772

Net cash (used in) provided by operating activities	(56,863)	(47,263)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,863)	(47,263)

Cash and cash equivalents, beginning	306,548	305,931

Cash and cash equivalents, ending	$249,685	$258,668

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2008	2007

Cash flows from operating activities:

Net loss	$(331,201)	$(508,078)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	13,638	13,638
Distributions from Operating Partnerships	5,555	1,783
Share of (Income) Loss from Operating Partnerships	209,143	391,121
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(447)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	93,517	90,169

Net cash (used in) provided by operating activities	(9,795)	(11,367)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,795)	(11,367)

Cash and cash equivalents, beginning	186,282	189,375

Cash and cash equivalents, ending	$176,487	$178,008

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2008	2007

Cash flows from operating activities:

Net loss	$(764,157)	$(805,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	21,969	21,969
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	571,851	597,516
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	153,304	149,909

Net cash (used in) provided by operating activities	(17,414)	(36,592)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,414)	(36,592)

Cash and cash equivalents, beginning	66,702	83,640

Cash and cash equivalents, ending	$49,288	$47,048

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2008	2007

Cash flows from operating activities:

Net loss	$(607,681)	$(639,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	64,617	64,617
Distributions from Operating Partnerships	-	2,000
Share of (Income) Loss from Operating Partnerships	435,674	439,595
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,198)	-
Decrease (Increase) in accounts receivable	1,370	-
(Decrease) Increase in accounts payable affiliates	89,180	114,180

	-
Net cash (used in) provided by operating activities	(24,038)	(18,851)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,038)	(18,851)

Cash and cash equivalents, beginning	148,626	351,387

Cash and cash equivalents, ending	$124,588	$332,536

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2008	2007

Cash flows from operating activities:

Net loss	$(349,506)	$(388,393)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	44,231	44,231
Distributions from Operating Partnerships	3,060	5,641
Share of (Income) Loss from Operating Partnerships	236,777	244,734
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	1,370	-
(Decrease) Increase in accounts payable affiliates	61,779	83,444

Net cash (used in) provided by operating activities	(2,670)	(10,343)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,670)	(10,343)

Cash and cash equivalents, beginning	97,695	91,246

Cash and cash equivalents, ending	$95,025	$80,903

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2008	2007

Cash flows from operating activities:

Net loss	$(794,801)	$(667,761)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	47,411	47,411
Distributions from Operating Partnerships	20,790	2,814
Share of (Income) Loss from Operating Partnerships	631,822	498,848
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(522)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	77,432	102,432

Net cash (used in) provided by operating activities	(17,868)	(16,256)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,868)	(16,256)

Cash and cash equivalents, beginning	305,864	309,615

Cash and cash equivalents, ending	$287,996	$293,359

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2008	2007

Cash flows from operating activities:

Net loss	$(376,105)	$(442,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	49,456	49,456
Distributions from Operating Partnerships	159,676	-
Share of (Income) Loss from Operating Partnerships	219,738	282,119
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	57,200	82,200

	-
Net cash (used in) provided by operating activities	109,584	(28,841)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	109,584	(28,841)

Cash and cash equivalents, beginning	133,521	205,640

Cash and cash equivalents, ending	$243,105	$176,799

Supplemental schedule of noncash Investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2008	2007

Cash flows from operating activities:

Net loss	$(409,119)	$(420,002)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	45,162	45,162
Distributions from Operating Partnerships	98,958	-
Share of (Income) Loss from Operating Partnerships	298,305	278,721
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	43,400	18,400

Net cash (used in) provided by operating activities	76,325	(77,719)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,325	(77,719)

Cash and cash equivalents, beginning	158,655	274,404

Cash and cash equivalents, ending	$234,980	$196,685

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2008	2007

Cash flows from operating activities:

Net loss	$(539,651)	$(600,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	56,864	56,864
Distributions from Operating Partnerships	765	-
Share of (Income) Loss from Operating Partnerships	348,893	414,158
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	100,008	100,008

	-
Net cash (used in) provided by operating activities	(33,502)	(29,415)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,502)	(29,415)

Cash and cash equivalents, beginning	142,164	177,375

Cash and cash equivalents, ending	$108,662	$147,960

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2008	2007

Cash flows from operating activities:

Net loss	$(552,705)	$(1,018,998)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	66,963	66,963
Distributions from Operating Partnerships	2,119	12,264
Share of (Income) Loss from Operating Partnerships	367,981	783,715
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,584)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	133,044	148,075

Net cash (used in) provided by operating activities	7,818	(7,981)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,818	(7,981)

Cash and cash equivalents, beginning	21,723	18,375

Cash and cash equivalents, ending	$29,541	$10,394

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2008	2007

Cash flows from operating activities:

Net loss	$(576,860)	$(664,633)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	58,567	58,567
Distributions from Operating Partnerships	267	2,212
Share of (Income) Loss from Operating Partnerships	356,091	445,280
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	(117,628)	-
(Decrease) Increase in accounts payable affiliates	1,160	130,803

Net cash (used in) provided by operating activities	(278,784)	(27,771)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(4,211)	(105,290)
(Advances to) repayments from Operating Partnerships	-	(30,000)

Net cash (used in) provided by investing activities	(4,211)	(135,290)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(282,995)	(163,061)

Cash and cash equivalents, beginning	649,411	460,921

Cash and cash equivalents, ending	$366,416	$297,860

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2008	2007

Cash flows from operating activities:

Net loss	$(804,468)	$(821,115)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	83,675	83,675
Distributions from Operating Partnerships	1,263	707
Share of (Income) Loss from Operating Partnerships	526,359	535,925
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	(117,628)	-
(Decrease) Increase in accounts payable affiliates	103,390	103,390

Net cash (used in) provided by operating activities	(207,790)	(97,418)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(2,268)	(56,694)
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(2,268)	(56,694)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(210,058)	(154,112)

Cash and cash equivalents, beginning	343,255	596,017

Cash and cash equivalents, ending	$133,197	$441,905

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2008	2007

Cash flows from operating activities:

Net loss	$(691,738)	$(872,234)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	56,508	56,508
Distributions from Operating Partnerships	7,116	-
Share of (Income) Loss from Operating Partnerships	487,477	660,561
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	92,352	142,352

Net cash (used in) provided by operating activities	(48,666)	(12,813)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(58,174)	-
(Advances to) repayments from Operating Partnerships	-	108,150

Net cash (used in) provided by investing activities	(58,174)	108,150

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106,840)	95,337

Cash and cash equivalents, beginning	864,250	832,233

Cash and cash equivalents, ending	$757,410	$927,570

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$(75,000)	$(78,896)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2008	2007

Cash flows from operating activities:

Net loss	$(1,087,131)	$(838,114)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	72,442	72,442
Distributions from Operating Partnerships	8,554	679
Share of (Income) Loss from Operating Partnerships	819,633	555,631
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(678)	-
Decrease (Increase) in accounts receivable	5,435	-
(Decrease) Increase in accounts payable affiliates	33,282	133,282

Net cash (used in) provided by operating activities	(148,463)	(76,080)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148,463)	(76,080)

Cash and cash equivalents, beginning	1,030,160	1,404,092

Cash and cash equivalents, ending	$881,697	$1,328,012

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2008	2007

Cash flows from operating activities:

Net loss	$(576,426)	$(715,970)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	51,945	51,945
Distributions from Operating Partnerships	668	596
Share of (Income) Loss from Operating Partnerships	390,586	556,231
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,667)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	49,764	74,764

Net cash (used in) provided by operating activities	(85,130)	(32,434)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(1,057,784)
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(1,057,784)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,130)	(1,090,218)

Cash and cash equivalents, beginning	588,436	1,972,660

Cash and cash equivalents, ending	$503,306	$882,442

Supplemental schedule of noncash investing and financing activities:

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$860,207

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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
September 30, 2008
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2008 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of September 30, 2008 and 2007 are as follows:

	2008	2007
Series 20	$ 33,935	$ 30,363
Series 21	18,562	16,608
Series 22	58,329	52,189
Series 23	82,415	73,284
Series 24	96,942	86,738
Series 25	97,358	87,110
Series 26	162,826	145,922
Series 27	141,994	127,050
Series 28	31,351	28,051
Series 29	31,317	28,006
Series 30	201,630	180,392
Series 32	287,488	257,091
Series 33	258,231	230,955
Series 34	410,097	366,741
Series 35	1,163,504	1,040,639
Series 36	794,439	710,079
Series 37	761,600	671,614
Series 38	671,288	575,384
Series 39	592,508	504,727
Series 40	584,161	481,766
Series 41	749,854	634,321
Series 42	621,222	507,126
Series 43	805,468	657,232
Series 44	482,036	380,356
Series 45	558,667	436,599
Series 46	395,955	307,311
	$10,093,177	$8,617,654

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2008 and 2007, are as follows:
	2008	2007
Series 20	$ 84,438	$ 84,438
Series 21	45,093	41,304
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,934
Series 25	68,169	68,169
Series 26	108,689	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	84,495	84,495
Series 30	46,543	46,543
Series 31	91,038	99,360
Series 32	82,086	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	61,708	61,708
Series 42	63,080	63,080
Series 43	76,695	76,695
Series 44	71,176	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,770,760	$1,776,093

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2008 and 2007 are as follows:
	2008	2007
Series 20	$ 50,000	$ 50,000
Series 24	50,000	-
Series 25	50,000	-
Series 26	50,000	-
Series 28	75,000	50,000
Series 30	25,000	-
Series 31	50,000	-
Series 32	25,000	-
Series 35	25,000	-
Series 36	25,000	-
Series 37	25,000	-
Series 38	25,000	-
Series 39	25,000	50,000
Series 42	125,000	-
Series 43	50,000	50,000
Series 44	50,000	-
Series 45	150,000	50,000
Series 46	75,000	50,000
	$950,000	$300,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2008 and 2007 the Fund has limited partnership interests in 510 and 513 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2008 and 2007 are as follows:
	2008	2007
Series 20	22	22
Series 21	13	13
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	21	22
Series 30	18	18
Series 31	26	27
Series 32	16	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	21	21
Series 42	23	23
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	510	513

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2008 and 2007 are as follows:
	2008	2007
Series 21	$ 236,479	$ 236,479
Series 22	9,352	4,107
Series 24	9,999	9,999
Series 25	61,733	61,733
Series 26	29,490	29,490
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	45,783	45,783
Series 30	127,396	127,396
Series 31	66,294	611,150
Series 32	298,561	298,561
Series 33	194,154	194,154
Series 34	8,244	8,244
Series 35	-	163,782
Series 37	138,438	138,438
Series 40	8,694	8,694
Series 41	100	100
Series 42	452,937	608,184
Series 43	307,738	433,828
Series 44	568,952	702,126
Series 45	16,724	902,834
Series 46	20,138	392,966
	$2,681,923	$5,058,765

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2008.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

	2008	2007

Revenues
Rental	$82,674,694	$80,371,180
Interest and other	3,958,024	3,563,973

	86,632,718	83,935,153

Expenses
Interest	21,463,756	22,285,736
Depreciation and amortization	25,440,316	25,148,429
Operating expenses	52,361,439	51,015,950

	99,265,511	98,450,115

NET LOSS	$(12,632,793)	$(14,514,962)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(12,506,565)	$(14,369,812)

Net loss allocated to other Partners	$(126,228)	$(145,150)

* Amounts include $3,159,393 and $3,223,421 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 20

	2008	2007

Revenues
Rental	$4,767,057	$4,533,894
Interest and other	526,738	455,851

	5,293,795	4,989,745

Expenses
Interest	1,260,076	1,278,550
Depreciation and amortization	1,183,812	1,454,375
Operating expenses	3,034,215	2,868,105

	5,478,103	5,601,030

NET LOSS	$(184,308)	$(611,285)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(182,465)	$(605,172)

Net loss allocated to other Partners	$(1,843)	$(6,113)

* Amounts include $64,257 and $408,593 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 21

	2008	2007

Revenues
Rental	$2,125,710	$2,246,993
Interest and other	145,666	57,931

	2,271,376	2,304,924

Expenses
Interest	623,207	783,882
Depreciation and amortization	445,098	467,589
Operating expenses	1,436,346	1,716,938

	2,504,651	2,968,409

NET LOSS	$(233,275)	$(663,485)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(230,942)	$(656,850)

Net loss allocated to other Partners	$(2,333)	$(6,635)

* Amounts include $177,788 and $586,914 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 22

	2008	2007

Revenues
Rental	$2,967,227	$2,949,027
Interest and other	177,432	167,034

	3,144,659	3,116,061

Expenses
Interest	647,061	621,745
Depreciation and amortization	916,786	833,922
Operating expenses	2,167,234	2,126,104

	3,731,081	3,581,771

NET LOSS	$(586,422)	$(465,710)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(580,558)	$(461,053)

Net loss allocated to other Partners	$(5,864)	$(4,657)

* Amounts include $562,947 and $411,260 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 23

	2008	2007

Revenues
Rental	$3,318,444	$3,359,318
Interest and other	138,913	152,827

	3,457,357	3,512,145

Expenses
Interest	790,740	812,670
Depreciation and amortization	839,662	844,011
Operating expenses	2,310,130	2,361,445

	3,940,532	4,018,126

NET LOSS	$(483,175)	$(505,981)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(478,342)	$(500,920)

Net loss allocated to other Partners	$(4,833)	$(5,061)

* Amounts include $498,329 and $438,249 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 24

	2008	2007

Revenues
Rental	$2,727,086	$2,414,359
Interest and other	58,155	72,750

	2,785,241	2,487,109

Expenses
Interest	683,007	591,126
Depreciation and amortization	781,014	665,567
Operating expenses	1,818,769	1,627,290

	3,282,790	2,883,983

NET LOSS	$(497,549)	$(396,874)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(492,574)	$(392,905)

Net loss allocated to other Partners	$(4,975)	$(3,969)

* Amounts include $450,232 and $348,883 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 25

	2008	2007

Revenues
Rental	$4,604,740	$4,492,981
Interest and other	148,115	71,933

	4,752,855	4,564,914

Expenses
Interest	1,082,760	1,155,567
Depreciation and amortization	1,009,254	909,546
Operating expenses	3,170,239	2,957,947

	5,262,253	5,023,060

NET LOSS	$(509,398)	$(458,146)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(504,304)	$(453,565)

Net loss allocated to other Partners	$(5,094)	$(4,581)

* Amounts include $364,921 and $139,076 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 26

	2008	2007

Revenues
Rental	$5,538,619	$5,378,663
Interest and other	235,039	217,680

	5,773,658	5,596,343

Expenses
Interest	1,084,153	1,199,734
Depreciation and amortization	1,431,429	1,462,468
Operating expenses	3,588,687	3,561,920

	6,104,269	6,224,122

NET LOSS	$(330,611)	$(627,779)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(327,305)	$(621,501)

Net loss allocated to other Partners	$(3,306)	$(6,278)

* Amounts include $153,838 and $239,749 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 27

	2008	2007

Revenues
Rental	$3,889,082	$3,694,516
Interest and other	69,394	60,031

	3,958,476	3,754,547

Expenses
Interest	1,319,337	1,356,836
Depreciation and amortization	859,059	884,867
Operating expenses	1,968,376	2,119,174

	4,146,772	4,360,877

NET LOSS	$(188,296)	$(606,330)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(186,513)	$(600,267)

Net loss allocated to other Partners	$(1,783)	$(6,063)

* Amounts include $979 and $66,383 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 28

	2008	2007

Revenues
Rental	$3,354,751	$3,316,979
Interest and other	96,359	80,398

	3,451,110	3,397,377

Expenses
Interest	716,487	741,781
Depreciation and amortization	1,179,400	1,098,345
Operating expenses	2,170,899	2,143,675

	4,066,786	3,983,801

NET LOSS	$(615,676)	$(586,424)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(609,519)	$(580,560)

Net loss allocated to other Partners	$(6,157)	$(5,864)

* Amounts include $19,210 and $7,742 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 29

	2008	2007

Revenues
Rental	$3,352,329	$3,304,955
Interest and other	195,979	261,113

	3,548,308	3,566,068

Expenses
Interest	1,012,042	1,051,434
Depreciation and amortization	1,217,456	1,238,610
Operating expenses	2,313,299	2,083,960

	4,542,797	4,374,004

NET LOSS	$(994,489)	$(807,936)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(984,544)	$(799,857)

Net loss allocated to other Partners	$(9,945)	$(8,079)

* Amounts include $408,502 and $197,915 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 30

	2008	2007

Revenues
Rental	$2,505,015	$2,391,171
Interest and other	84,450	155,410

	2,589,465	2,546,581

Expenses
Interest	479,466	468,114
Depreciation and amortization	577,849	596,462
Operating expenses	1,845,113	1,672,802

	2,902,428	2,737,378

NET LOSS	$(312,963)	$(190,797)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(309,832)	$(188,889)

Net loss allocated to other Partners	$(3,131)	$(1,908)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 31

	2008	2007

Revenues
Rental	$5,087,123	$5,222,927
Interest and other	236,094	237,540

	5,323,217	5,460,467

Expenses
Interest	1,098,199	1,249,822
Depreciation and amortization	1,554,659	1,611,160
Operating expenses	3,197,849	3,391,292

	5,850,707	6,252,274

NET LOSS	$(527,490)	$(791,807)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(522,215)	$(783,889)

Net loss allocated to other Partners	$(5,275)	$(7,918)

* Amounts include $7,844 and $45,277 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 32

	2008	2007

Revenues
Rental	$2,952,767	$2,863,638
Interest and other	118,104	111,991

	3,070,871	2,975,629

Expenses
Interest	807,034	744,746
Depreciation and amortization	1,292,410	1,209,857
Operating expenses	1,773,445	1,750,478

	3,872,889	3,705,081

NET LOSS	$(802,018)	$(729,452)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(793,998)	$(722,157)

Net loss allocated to other Partners	$(8,020)	$(7,295)

* Amounts include $47,422 and $15,308 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 33

	2008	2007

Revenues
Rental	$1,713,896	$1,682,082
Interest and other	67,732	51,488

	1,781,628	1,733,570

Expenses
Interest	475,316	529,663
Depreciation and amortization	594,949	630,747
Operating expenses	957,464	968,231

	2,027,729	2,128,641

NET LOSS	$(246,101)	$(395,071)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(243,640)	$(391,121)

Net loss allocated to other Partners	$(2,461)	$(3,950)

* Amounts include $34,497 and $- for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 34

	2008	2007

Revenues
Rental	$3,026,611	$2,927,800
Interest and other	173,619	141,631

	3,200,230	3,069,431

Expenses
Interest	920,754	888,923
Depreciation and amortization	1,124,672	1,078,946
Operating expenses	1,751,880	1,705,114

	3,797,306	3,672,983

NET LOSS	$(597,076)	$(603,552)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(591,105)	$(597,516)

Net loss allocated to other Partners	$(5,971)	$(6,036)

* Amounts include $19,254 and $- for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,

Series 35

	2008	2007

Revenues
Rental	$2,680,710	$2,188,023
Interest and other	135,972	99,848

	2,816,682	2,287,871

Expenses
Interest	710,988	688,062
Depreciation and amortization	917,671	763,121
Operating expenses	1,718,699	1,408,669

	3,347,358	2,859,852

NET LOSS	$(530,676)	$(571,981)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(525,369)	$(566,261)

Net loss allocated to other Partners	$(5,307)	$(5,720)

* Amounts include $89,695 and $126,666 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 36

	2008	2007

Revenues
Rental	$1,584,415	$1,645,496
Interest and other	60,422	66,769

	1,644,837	1,712,265

Expenses
Interest	489,903	480,317
Depreciation and amortization	481,713	520,962
Operating expenses	915,954	960,341

	1,887,570	1,961,620

NET LOSS	$(242,733)	$(249,355)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(240,306)	$(246,861)

Net loss allocated to other Partners	$(2,427)	$(2,494)

* Amounts include $3,529 and $2,127 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 37

	2008	2007

Revenues
Rental	$2,215,253	$2,147,102
Interest and other	89,767	77,721

	2,305,020	2,224,823

Expenses
Interest	644,715	635,671
Depreciation and amortization	769,583	813,928
Operating expenses	1,528,926	1,279,110

	2,943,224	2,728,709

NET LOSS	$(638,204)	$(503,886)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(631,822)	$(498,848)

Net loss allocated to other Partners	$(6,382)	$(5,038)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 38

	2008	2007

Revenues
Rental	$1,681,368	$1,641,135
Interest and other	79,284	78,957

	1,760,652	1,720,092

Expenses
Interest	406,663	402,416
Depreciation and amortization	589,998	596,084
Operating expenses	985,949	1,006,561

	1,982,610	2,005,061

NET LOSS	$(221,958)	$(284,969)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(219,738)	$(282,119)

Net loss allocated to other Partners	$(2,220)	$(2,850)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 39

	2008	2007

Revenues
Rental	$1,243,465	$1,266,010
Interest and other	116,608	87,575

	1,360,073	1,353,585

Expenses
Interest	286,970	292,737
Depreciation and amortization	496,046	502,971
Operating expenses	878,374	839,414

	1,661,390	1,635,122

NET LOSS	$(301,317)	$(281,537)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(298,305)	$(278,721)

Net loss allocated to other Partners	$(3,012)	$(2,816)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 40

	2008	2007

Revenues
Rental	$1,846,054	$1,889,275
Interest and other	109,892	53,456

	1,955,946	1,942,731

Expenses
Interest	471,620	480,973
Depreciation and amortization	642,942	685,495
Operating expenses	1,193,800	1,194,604

	2,308,362	2,361,072

NET LOSS	$(352,416)	$(418,341)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(348,893)	$(414,158)

Net loss allocated to other Partners	$(3,523)	$(4,183)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 41

	2008	2007

Revenues
Rental	$2,555,847	$2,492,644
Interest and other	100,960	94,932

	2,656,807	2,587,576

Expenses
Interest	822,075	953,099
Depreciation and amortization	861,689	952,745
Operating expenses	1,437,186	1,473,485

	3,120,950	3,379,329

NET LOSS	$(464,143)	$(791,753)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(459,502)	$(783,835)

Net loss allocated to other Partners	$(4,641)	$(7,918)

* Amounts include $91,521 and $120 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 42

	2008	2007

Revenues
Rental	$2,867,130	$2,808,446
Interest and other	103,395	88,452

	2,970,525	2,896,898

Expenses
Interest	730,745	781,506
Depreciation and amortization	928,371	910,459
Operating expenses	1,759,311	1,670,475

	3,418,427	3,362,440

NET LOSS	$(447,902)	$(465,542)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(443,423)	$(460,887)

Net loss allocated to other Partners	$(4,479)	$(4,655)

* Amounts include $87,332 and $15,607 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 43

	2008	2007

Revenues
Rental	$3,299,532	$3,229,529
Interest and other	108,487	115,260

	3,408,019	3,344,789

Expenses
Interest	679,336	779,973
Depreciation and amortization	1,241,826	1,226,864
Operating expenses	2,086,172	1,969,640

	4,007,334	3,976,477

NET LOSS	$(599,315)	$(631,688)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(593,322)	$(625,371)

Net loss allocated to other Partners	$(5,993)	$(6,317)

* Amounts include $66,963 and $89,446 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 44

	2008	2007

Revenues
Rental	$3,913,054	$3,757,977
Interest and other	283,586	178,734

	4,196,640	3,936,711

Expenses
Interest	1,253,377	1,389,935
Depreciation and amortization	1,211,209	1,036,873
Operating expenses	2,224,455	2,177,135

	4,689,041	4,603,943

NET LOSS	$(492,401)	$(667,232)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(487,477)	$(660,561)

Net loss allocated to other Partners	$(4,924)	$(6,671)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 45

	2008	2007

Revenues
Rental	$4,409,117	$4,319,687
Interest and other	212,832	263,394

	4,621,949	4,583,081

Expenses
Interest	1,208,722	1,235,924
Depreciation and amortization	1,547,218	1,469,783
Operating expenses	2,704,359	2,523,573

	5,460,299	5,229,280

NET LOSS	$(838,350)	$(646,199)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(829,966)	$(639,737)

Net loss allocated to other Partners	$(8,384)	$(6,462)

* Amounts include $10,333 and $84,106 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 46

	2008	2007

Revenues
Rental	$2,448,292	$2,206,553
Interest and other	85,030	63,267

	2,533,322	2,269,820

Expenses
Interest	759,003	690,530
Depreciation and amortization	744,541	682,672
Operating expenses	1,424,309	1,458,468

	2,927,853	2,831,670

NET LOSS	$(394,531)	$(561,850)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(390,586)	$(556,231)

Net loss allocated to other Partners	$(3,945)	$(5,619)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2008 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2008 were $1,770,760 and total fund management fees accrued as of September 30, 2008 were $41,870,529. During the six months ended September 30, 2008, $950,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2008, an affiliate of the general partner of the Fund advanced a total of $1,540,772 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2008, $65,426 was advanced to the Fund from an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2008, are as follows:

	Six Months
	Ended	Total

Series 21	$20,065	$ 99,520
Series 22	5,380	26,000
Series 23	5,414	35,938
Series 27	5,216	31,981
Series 33	6,535	24,574
Series 34	6,706	35,646
Series 36	6,481	100,602
Series 38	-	69,191
Series 39	-	220,455
Series 40	-	297,730
Series 41	9,629	326,038
Series 42	-	221,615
Series 43	-	51,482
	$65,426	$1,540,772

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2008.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended September 30, 2008, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in one of the Operating Partnership and 13 remain.

During the quarter ended September 30, 2008, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of September 30, 2008, all of which has been loaned to the Operating Partnership. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2008, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of September 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended September 30, 2008, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended September 30,2008, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of September 30, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539.

During the quarter ended September 30, 2008, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of September 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended September 30, 2008, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of September 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended September 30, 2008, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of September 30, 2008. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended September 30, 2008, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of September 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in one of the Operating Partnership and 21 remain.

During the quarter ended September 30, 2008, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 4 Operating Partnerships in the amount of $45,783 as of September 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2008, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2008. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2008, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2008. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in one of the Operating Partnerships and 16 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended September 30, 2008, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of September 30, 2008. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans and escrowed funds will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended September 30, 2008, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of September 30, 2008. Of the amount outstanding $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $69,154 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended September 30, 2008, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of September 30, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended September 30, 2008, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended September 30, 2008, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2008, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2008, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2008. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2008, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of September 30, 2008. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2008, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,694 as of September 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2008, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120.

During the quarter ended September 30, 2008, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 4 Operating Partnerships in the amount of $452,937 as of September 30, 2008. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $119,118 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2008, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of September 30, 2008. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2008, Series 44 recorded capital contribution releases of $58,174. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $568,952 as of September 30, 2008. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $372,348 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2008, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2008. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreement.

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

During the quarter ended September 30, 2008, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 3 Operating Partnerships in the amount of $20,138 as of September 30, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2008 and 2007, the Fund held limited partnership interests in 510 and 513 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2008, are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 20	$ 68,834	$ 15,604	$ 152,447	$ 16,429
Series 21	42,453	2,640	83,793	6,393
Series 22	57,419	6,229	114,567	12,729
Series 23	56,316	3,750	107,382	12,750
Series 24	54,350	2,584	88,506	25,362
Series 25	56,516	11,653	87,626	48,712
Series 26	89,043	19,646	175,786	41,592
Series 27	54,843	23,958	118,268	39,334
Series 28	79,529	4,000	125,989	41,069
Series 29	83,245	1,250	150,678	18,312
Series 30	40,154	6,389	71,861	21,225
Series 31	87,788	3,250	162,226	19,850
Series 32	77,086	5,000	152,416	12,556
Series 33	38,491	5,000	81,982	5,000
Series 34	73,299	-	133,432	13,166
Series 35	44,590	12,500	81,680	32,500
Series 36	26,342	13,807	43,558	36,740
Series 37	43,216	8,000	91,932	10,500
Series 38	36,427	4,673	77,527	4,673
Series 39	4,806	29,394	36,036	32,364
Series 40	48,024	1,980	94,468	5,540
Series 41	51,383	10,325	104,019	19,396
Series 42	61,553	1,527	123,465	2,695
Series 43	74,330	2,365	149,029	4,361
Series 44	55,548	15,628	126,364	15,988
Series 45	80,104	11,537	152,700	30,582
Series 46	47,313	15,069	104,402	20,362
	$1,533,002	$237,758	$2,992,139	$550,180

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 20 reflects a net loss from Operating Partnerships of $(184,308) and $(611,285), respectively, which includes depreciation and amortization of $1,183,812 and $1,454,375, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit monitoring agency, the Illinois Housing Development Authority, and high debt. The 2007 average occupancy was 81% and the average occupancy for the first three quarters of 2008 was 84%, with an average of only 76% for the third quarter of 2008. Occupancy decreased significantly in 2007 due to ten units that went off-line as the result of two separate sprinkler damage events. The units were back on-line later in 2007 and the damage was covered by the property's insurance. Occupancy decreased again at the end of the second quarter of 2008, due to a number of evictions. Management has had trouble re-leasing those vacated units for two reasons: (i) many applicants failed background checks and (ii) the site manager, who also works as the maintenance technician, was not proactively leasing and marketing the property. Leasing traffic had been strong, so the regional manager went back through old applications and determined that some of the screening criteria were too stringent. The regional manager believes that relaxing some criteria, such as work history, will result in the approval of more applicants in the next few months. In addition, the regional manager began advertising for a full time site manager and a part time maintenance technician and hopes to replace the current manager/technician within the fourth quarter. The management company also has listed the property on two internet sites promoting area apartment rentals.

Due to the reduced occupancy noted above, cash flow deteriorated further in 2007, necessitating $17,112 of funding from the investment partnership to bring the real estate tax escrow current, pay down certain third party payables, and pay the property payroll. The property operated slightly below breakeven for the year 2007 and has continued to operate below breakeven for the first three quarters of 2008; however, no funding from the investment partnership has been required so far for 2008.

The operating general partner tried to improve the property's financial performance by refinancing the mortgage, but was unsuccessful. Currently, an affiliate of the investment general partner is serving as the operating general partner. The investment general partner is attempting to find a replacement operating general partner and had been in discussions with several interested parties; however, no offers resulted from these conversations. As a result, the investment general partner hired a real estate broker to evaluate the operating general partner interest and help identify additional operating general partner replacements. To date it has been difficult to find an unrelated third party willing to step in as the operating general partner on an underperforming property; however, the broker believes a non-profit entity may be interested and is currently seeking out potential non-profit candidates. The mortgage, property taxes and insurance are all current. Third party accounts payable are $28,000. The Tax Increment Financing, a reduced real estate tax program from the city, will expire in December 2009. The operating general partner will apply to renew the applicable agreement at that time. The low income housing tax credit compliance period expires on December 31, 2010.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The property suffered a fire in the second quarter of 2006, causing twenty units to come off-line. The property was issued 8823s for the units taken off-line. Additionally, 8823s were issued to the property as a result of a state inspection completed prior to the fire. Management has sent corrective documents to the Texas Department of Housing and corrected 8823s were received in the third quarter of 2008. Work on the fire-damaged units was completed early in the second quarter of 2007. The operating general partner received $131,412 in insurance proceeds for recovery of lost rents in the fourth quarter of 2007. Since then, occupancy has shown signs of improvement averaging 88% for the first half of 2008. Occupancy has dipped slightly in the third quarter to 85% from 88% in the second quarter. Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. The tax credit delivery period ended in 2005 and the low income housing tax credit compliance period expires in December 2009. The mortgage, taxes, and insurance payments are current.

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

Series 21

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 21 reflects a net loss from Operating Partnerships of $(233,275) and $(663,485), respectively, which includes depreciation and amortization of $445,098 and $467,589, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2006, all parties acknowledged that the proponent's Plan was unlikely to become effective. On September 6, 2006, the Court converted the case from Chapter 11 to Chapter 7 and a Trustee was appointed to oversee the sale of the property. On February 23, 2007, the Trustee conducted an auction at which the property was sold for $3,650,000; the sale closed on April 25, 2007. The investment general partner was uncertain whether the new owner would continue to operate the property in compliance with the requirements of Section 42, and as a result, it did not post a Section 42 Disposition Bond. As a result, the investors experienced recapture in 2007. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the investment general partner interest has been recorded. The Operating Partnership lost $52,306 in credits and experienced recapture and interest of $1,462,036. This represents credit loss and recapture of $27 and $757, respectively, per 1,000 BACs.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 97% in 2007. Occupancy has been consistent with the prior year, averaging 96% through September of 2008. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2008. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 96% in 2007. Occupancy has been consistent with the prior year averaging 93% through September of 2008. Although occupancy is high and expenses remained below the investment general partners' state average, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

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

The operating general partner has requested use of operating reserve funds in order to pay for 2008 taxes. After the withdrawals, the operating reserve balance will be depleted. In 2007 the property operated with a cash flow deficit. In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed. Occupancy and financial reports have been requested for the second and third quarter of 2008, but were not available at the time of reporting. As of June 2008, occupancy was 80%. The investment general partner has made repeated requests for monthly occupancy and rent roll reports from the operating general partner; however, no reports have been received since June. The investment general partner will continue to follow-up with the operating general partner. The property's low income housing tax credit compliance period expires in 2010.

In summary, the property has a history of unstable financial performance and inefficient management. These problems are compounded by continued non-compliance, significant costs necessary to correct capital improvement items, a building fire destroying all tenant files and an IRS letter indicating removal from the Section 42 program. Due to the removal from the Section 42 program the Operating Partnership experienced recapture, interest and penalties of $858,975. This represents recapture, interest and penalties of $445 per 1,000 BACs, which was reflected on the 2007 tax return. The operating general partner has worked with their attorney and Kentucky Housing in an attempt to get the property back into the Section 42 program, but upon review, Kentucky Housing denied reinstatement back into the Section 42 tax credit program. At this time, the investment general partner and its legal counsel are discussing a plan of action for this Operating Partnership. The investment general partner, operating general partner and Kentucky Housing continue to be in contact regarding possible alternatives to legal action.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 95% in 2007. Occupancy has been consistent with the prior year, averaging 94% in the third quarter of 2008. The property's operating expenses are below the investment general partner's state average. Despite occupancy above 90%, low rental rates in the area prevented the property from achieving breakeven operations in the third quarter of 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 22 reflects a net loss from Operating Partnerships of $(586,422) and $(465,710), respectively, which includes depreciation and amortization of $916,786 and $833,922, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Through June 2008, occupancy averaged 88%, a decrease from the 2007 average of 93%. In September 2008, the operating general partner reported that occupancy had increased to 100%, but the property continues to operate below breakeven due to low rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. A 50-unit affordable housing complex is currently under construction nearby, and expected to begin leasing in November 2008. The property is sponsored by Illinois Development Housing Authority, and will rent units to tenants at or below 30% and 50% of the AMI. Elks Tower rents to tenants at or below 60% of the average medium income (AMI). The operating general partner believes the new development may have a significant impact on their ability to lease units. In order to improve the curb appeal, the operating general partner plans to replace the carpets, roof and repaint, as funds are available. In 2007, new billboards were installed at the front of the complex to attract more foot and drive-by traffic to the property. The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 96% in 2007. Occupancy has been consistent with the prior year, averaging 93% through September of 2008. Although occupancy is high and expenses remain below the investment general partner's state average, low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

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

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A consultant visited the property in August, and reported that the property was in excellent condition. The 2007 average annual occupancy was 92% and the first three quarters of 2008 maintained an average occupancy of 95%. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% through the first three quarters of 2008. Despite the low occupancy the partnership operated above breakeven in 2007 and continues to do so in 2008 due to management's ability to control operating expenses. In addition, in 2007, management increased rents. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. At that time, the entire site staff left and new management was not able to replace the site staff until June 2008. The new site management and the regional manager have created an action plan to improve occupancy at the property as well as address outstanding deferred maintenance. During the 2008 site visit it was determined that management was not turning units in a timely manner and was cannibalizing vacant units in order to make other units rent-ready. Management has employed a new maintenance staff and has added another maintenance position to address the outstanding deferred maintenance. In addition, the amenities are being upgraded and exterior improvements are planned in order to improve the marketability of the property. The investment general partner will continue to monitor and assist management with marketing and leasing strategies as well as monitor the deferred maintenance progress. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. Average occupancy in 2007 was 90% and the property operated below breakeven due to a combination of increased vacancy and a significant increase in insurance expense ($40,000 from 2006). Due to a number of job losses in the area, turnover increased and occupancy dipped to 85% by year-end 2007. In addition, the loss of jobs resulted in an increase in bad debt and evictions. Another factor affecting occupancy was the increase in gas prices. Many tenants reside in Riverview and work in the service industry in Tampa, 15 miles away. In efforts to cut down on gas consumption, many moved closer to Tampa. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being turned over. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy has improved from 79% in March 2008 to 90% as of August 2008. Average occupancy through the first eight months is 87%. The property is operating below breakeven for the year due to the high vacancy rate caused by economic conditions. Vacancy, concessions and bad debt are all trending above the budgeted levels. Operating expenses are trending below the 2007 levels; however, this is offset by the increased vacancy. Management is increasing its marketing outreach and improving the curb appeal of the property to improve traffic. The buildings are being touched up and cleaned. The frontage is being enhanced with improved landscaping and signs. The investment general partner will continue to work with management to reduce economic vacancy, improve physical appearance and reduce expenses. All real estate tax, insurance and mortgage payments are current.

Series 23

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 23 reflects a net loss from Operating Partnerships of $(483,175) and $(505,981), respectively, which includes depreciation and amortization of $839,662 and $844,011, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Mathis Apartments, LTD. (Mathis Apartments) is a 32-unit multifamily development located in Mathis, Texas. Despite being 95% occupied during 2007 and implementing a rent increase, the partnership operated below breakeven. The deficit was directly attributable to inadequate rents combined with an increase in real estate taxes and maintenance costs. The maintenance expense increased about 31% due to costs for supplies and repairs and the taxes more than doubled from 2006. Increasing payables, withdrawals from the reserve account, and accruing management fees and operating general partner advances funded the 2007 operating deficit. Occupancy has increased to average 97% through August 2008. Despite the strong occupancy and increased revenue, the partnership continues to operate below breakeven. This is due to increased maintenance and administrative expenses from the costs associated with evictions and turnover. If management is able to maintain high occupancy, the partnership should reach breakeven by year-end. The operating general partner advanced funds to the partnership in 2007, as the guarantee is unlimited in time and amount. The low income tax credit compliance period expires in 2009. The investment general partner will continue to work with the operating general partner to help improve operations. All real estate tax, mortgage, and insurance payments are current.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 88% in the third quarter of 2008. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There are also newer competing properties offering more attractive amenities. Over the past three years, there have been numerous managers at the property. The operating general partner completed another site management change in November 2007. Management increased concessions and resident referral rewards. Management is in constant communication with the nearby Air Force base and local employers, is placing advertising in the weekly newspaper, and has a website for the property. The new manager is focusing on strengthening the resident base, increasing resident retention, and improving collections. The manager has been proactive in an attempt to improve lease renewals by contacting every resident to ask if they need any additional services. The on-site manager has made personal contact with specific employers in the immediate area that best support the property and received permission to display brochures to promote the community in break rooms and at front desks. Management also changed the office hours to better accommodate working residents. As the result of the low occupancy and overly burdensome debt service, the property was not able to operate above breakeven through the third quarter of 2008. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve and the property can support itself. The operating general partner continues to fund the operating deficits. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A consultant visited the property in August, and reported that the property was in excellent condition. The 2007 average annual occupancy was 92% and the first three quarters of 2008 have maintained an average occupancy of 95%. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. Occupancy averaged 99% in 2007 and the property operated above breakeven. Despite high occupancy, the property operated below breakeven in the first quarter of 2008 due to increased heating and appliance repair expenses and high seasonal utility costs. High turnover costs and maintenance, namely painting, also increased the operating expenses. To offset high operating expenses, a rent increase was implemented in May 2008. Monthly rents increased by an average of $15 to $25 per unit, which will increase gross potential revenue by approximately $2,000 per month. Seasonal operating expenses normalized in the second quarter of 2008. Reduced operating expenses, along with the rent increase, allowed the property to operate slightly above breakeven in the second quarter. The property would have continued to operate above breakeven in the third quarter of 2008 had it not incurred a $16,000 snow removal expense. Management had a dispute with the company contracted to do snow removal and the bill wasn't settled until July. The July snow removal expense reflects services provided during December 2007 and January 2008. As of September 30, 2008, the property was 99% occupied. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% through the first three quarters of 2008. Despite the low occupancy the partnership operated above breakeven in 2007 and continues to do so in 2008 due to management's ability to control operating expenses. In addition, in 2007, management increased rents. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. At that time, the entire site staff left and new management was not able to replace the site staff until June 2008. The new site management and the regional manager have created an action plan to improve occupancy at the property as well as address outstanding deferred maintenance. During the 2008 site visit it was determined that management was not turning units in a timely manner and was cannibalizing vacant units in order to make other units rent-ready. Management has employed a new maintenance staff and has added another maintenance position to address the outstanding deferred maintenance. In addition, the amenities are being upgraded and exterior improvements are planned in order to improve the marketability of the property. The investment general partner will continue to monitor and assist management with marketing and leasing strategies as well as monitor the deferred maintenance progress. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. Average occupancy in 2007 was 90% and the property operated below breakeven due to a combination of increased vacancy and a significant increase in insurance expense ($40,000 from 2006). Due to a number of job losses in the area, turnover increased and occupancy dipped to 85% by year-end 2007. In addition, the loss of jobs resulted in an increase in bad debt and evictions. Another factor affecting occupancy was the increase in gas prices. Many tenants reside in Riverview and work in the service industry in Tampa, 15 miles away. In efforts to cut down on gas consumption, many moved closer to Tampa. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being turned over. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy has improved from 79% in March 2008 to 90% as of August 2008. Average occupancy through the first eight months is 87%. The property is operating below breakeven for the year due to the high vacancy rate caused by economic conditions. Vacancy, concessions and bad debt are all trending above the budgeted levels. Operating expenses are trending below the 2007 levels; however, this is offset by the increased vacancy. Management is increasing its marketing outreach and improving the curb appeal of the property to improve traffic. The buildings are being touched up and cleaned. The frontage is being enhanced with improved landscaping and signs. The investment general partner will continue to work with management to reduce economic vacancy, improve physical appearance and reduce expenses. All real estate tax, insurance and mortgage payments are current.

Series 24

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 24 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 24 reflects a net loss from Operating Partnerships of $(497,549) and $(396,874), respectively, which includes depreciation and amortization of $781,014 and $665,567, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. Although occupancy started showing signs of improvement in the first three-quarters of 2007, the fourth quarter saw occupancy decline to 80% in November and December. This trend continued into the first three quarters of 2008 with occupancy averaging 84%.

Management is trying to be proactive in trying to keep residents in the units by supplying life skills workers to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Many tenants have given up possession of their units, as they are unable to catch up with rent payments owed in arrears. Bad debt write-offs totaled $72,569 in 2007. In addition to the occupancy issues, operating expenses have also increased significantly. Management had previously been diligent in controlling operating expenses in order to reduce their operating deficit. Maintenance expenses increased in conjunction with the increased turnover. One unit required mold abatement, which drove up maintenance costs. Payroll expenses have also increased due to the increased staffing to handle maintenance. Water and sewer expenses have also seen significant increases. Due to the decreased occupancy, bad debt, and the increase in operating expenses, the property continues to operate below breakeven. The mortgage, real estate tax, insurance and required reserves are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees. The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a longstanding and ongoing commitment to the residents of Southwest Yonkers where their housing programs and service offices are located.

The operating general partner's most intensive community development work is focused in Nodine Hill where the property is located. The community organizer serves as the coordinator of the US Department of Justice's "Weed to Seed" initiative which combines law enforcement and social services in a coordinated effort to remediate problems in the neighborhood. The operating general partner has been instrumental in operating the Elm Street Neighborhood Center. The center offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Funds have been earmarked for the purchase of some surrounding vacant lots for the construction of a play area. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The operating general partner has a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has come on line that connects to the financial district in Manhattan. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is working to increase occupancy levels, as well as working to educate the tenants so they do not fall behind in rent payments. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized. A site visit is planned for the fourth quarter of 2008.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through the first three quarters of 2008, average occupancy is 93%, and operations are just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition. Despite the improvement in occupancy, expenses remain high and inhibit the property from operating above breakeven. The most significant expenses are utilities and maintenance. The high maintenance expenses are turnover related as management has seen an increase in turnover from historical figures due mainly to market related issues. Management is exploring options for reducing their utility expenses. The investment partner will continue to work with management to improve occupancy and reduce expenses. The mortgage, trade payables, property taxes and insurance are current.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana. During 2007, a rental increase was implemented effective for new move-ins or upon lease renewal. The rent increase caused a considerable amount of vacancies, as tenants could not afford the new rates. Although the partnership operated above breakeven during 2007, occupancy declined 11% to average 88% for the year. Although much of the occupancy decline was due to the rent increase, it was also attributed to the continued weakening of the local economy. Lakeway Apartments is approximately twelve miles away from the nearest town, Many, Louisiana. In Many, most of the apartment complexes offer rental assistance and substantial concessions. This is causing tenants and potential residents to vacate the Zwolle area. Both Many and Zwolle are towns struggling to keep residents in the area because several businesses have closed and there are not many employment opportunities. This is evidenced at Lakeway as there are twenty-two rental assistance slots, but only two Department of Housing and Urban Development (HUD) voucher tenants as of September 2008. Although the operating general partner has a good rapport with the HUD representative in the parish, there are no new HUD vouchers to be provided. In addition, during the first half of 2008, turnover of the on-site manager position magnified the circumstances. Average occupancy is just 82% through September 2008. In May, the site manager was replaced and marketing efforts were increased in an effort to attract qualified traffic. The operating general partner is funding all deficits as necessary. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. As of March 31, 2008, the property was 92% occupied. However, the property was not able to operate above breakeven, due to slightly higher maintenance expenses. In the first quarter of 2008, instead of using replacement reserve funds for some necessary repairs and appliance replacements, the management used available funds from operations. Through the third quarter 2008, physical occupancy averaged at 92% and as of September this property was 95% occupied. However, due to higher maintenance expenses the property was not able to operate above breakeven. Due to the age of the property maintenance expenses have increased. In 2008, management replaced a number of appliances throughout the property. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the property's 72-units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. As of June 30, 2008, occupancy is 91%, and the year-to-date average is up to 88%. The investment general partner has requested third quarter rent rolls and financial statements from the operating general partner, but they were not produced in time for reporting. Even with the increased occupancy, the property continues to operate below breakeven status. The primary reasons for the cash flow deficit include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Housing workout plan. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires in 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 88%. In 2007, average occupancy improved to 93% and the property began operating above breakeven. Through the first three quarters of 2008, average occupancy is 90%, and the property is operating right about breakeven. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions. As a result, many problematic tenants have been evicted and replaced with more stable tenants. It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 89%. In 2007, average occupancy improved to 93% and the property began operating above breakeven. Through the first three quarters of 2008, occupancy is 90% and the property is operating slightly above breakeven. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions. As a result, many problem tenants have been evicted and replaced with more stable tenants. It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance. The mortgage, trade payables, property taxes and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. Occupancy began to decline in 2006 to an average of 82%, primarily due to lack of marketing. Management increased the frequency of newspaper advertising and occupancy improved through 2006 and 2007, reaching 91% by December 2007. However, the property operated below breakeven. In the first quarter of 2008 occupancy decreased to 87%. In the third quarter of 2008, the vacant manager position was filled and occupancy increased to 92%. The operating general partner is funding deficits as necessary and the mortgage, property taxes, and insurance are current. The tax credit delivery period ended in 2006. The low income housing tax credit compliance period expires in 2010.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development terminated the Housing Assistance Payment contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property, although it had not formally accepted the deed. Since late 2007, the bondholders' trustee has been attempting to market the property. Despite a few promising offers, to date no transaction has been consummated. Given the price levels that potential purchasers have offered, however, repayment of amounts due the bondholders is likely to consume the entire amount of sale proceeds, leaving no excess proceeds available to the Operating Partnership.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND. During 2007 the property operated with an average occupancy of 93%, which was a 12% improvement from the prior year. Through the first three quarters of 2008, average occupancy is 90%, but the property is operating below breakeven. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services (LSS) have made concerted efforts to educate the tenants in order to reduce costs. Further, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Occupancy dipped in the middle of the year due to management not renewing the leases of a number of problematic tenants. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 25

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 22 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 25 reflects a net loss from Operating Partnerships of $(509,398) and $(458,146), respectively, which includes depreciation and amortization of $1,009,254 and $909,546, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In January of 2005, the Operating Partnership underwent a change in the operating general partner, which was accompanied by a change in management. In 2005, the property's performance dipped below breakeven due to high operating expenses, mainly due to deferred maintenance. Given the size and difficult tenant base/market of the property, the original operating general partner did not have the resources to support the property long term. As a result, deferred maintenance items were not addressed and the property's physical condition declined. As a result, when the new operating general partner assumed the position there was a significant amount of deferred maintenance and a number of vacant units, which could not be rented due to significant costs required make them marketable. Many of the more costly vacant units were down in efforts to turn over the other less costly units. The new management endeavored to address the maintenance items utilizing the existing replacement reserve account and available cash flow. Unfortunately, the available escrowed funds and cash flow have not proven to be sufficient. Capital expenditures in the amounts of $133,000 for 2005 and $190,000 for 2006 were contributed by the operating general partners; however, this was not enough to address all physical concerns. As a result, the property failed the 2007 Real Estate Assessment Center (REAC) inspection and management lost the confidence of HUD, resulting in a HUD required management change. With the approval of the investment general partner, the operating general partner secured a $500,000 bridge loan to address all items raised by REAC, as well as additional rehab items on all units. The operating general partner and management are working closely with HUD to complete the project and have scheduled the REAC inspection for the end of November 2008. Upon successfully passing the REAC inspection, there will be an attempt to refinance the bridge and current permanent financing at a lower rate. According to the operating general partner, the rehab project was estimated to be complete by the end of August 2008.

A new management company was hired to assume management duties in February 2008. Since that time, they have rehabbed all the vacant and down units and have made significant improvements to the tenant base at the property. New site management were installed and a number of problematic tenants were evicted and screening criteria was strengthened in efforts to re-tenant the property. In addition, the new management company has been working closely with local outreach and the local authorities in order to preserve the security at the property and improve the reputation in the community. New programs and amenities including a computer room have been implemented. A stronger maintenance team has also been employed. Since assuming duties, management has improved occupancy from 83% in February to 96% as of September 2008. In addition, incidents are down. An unofficial pre-REAC inspection was performed in September and the property received a passing score. Management is currently focusing on addressing the high tenant receivables. This is being done via payment arrangements with past due tenants and the eviction of non-paying tenants. It is important to note that the new operating general partner assumed the obligations under the guaranty agreement dated November 20, 1996. Per the guarantee, after the fifth year from the date rental achievement was met, the operating general partner is obligated to advance funds to eliminate any operating deficit up to $150,000. Since assumption of the operating general partner position, the operating general partner has advanced $290,000. The investment general partner will continue to work with the operating general partner in attaining the refinancing upon passing the REAC inspection as well as working with the new management company to assist in improving collection and leasing efforts. All real estate tax, insurance, and mortgage payments are current.

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

Dogwood Park L.P. (Dogwood Park Apartments) is a 127-unit family development located in Athens, Georgia. Although 2007 occupancy averaged 95% and expenses were reduced by $75 per unit, the property still operated below breakeven due to stagnant rent levels and high debt service. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired, for a period of three years. Occupancy averaged 99% with the property operating slightly above breakeven through August of 2008. The mortgage, taxes and insurance are current. The low income housing tax credit compliance period expires in 2011.

Series 26

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 26 reflects a net loss from Operating Partnerships of $(330,611) and $(627,779), respectively, which includes depreciation and amortization of $1,431,429 and $1,462,468, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cameron Apartments (Cameron Apartments Partnership) was a 40-unit apartment complex located in Cameron, Louisiana. In 2005, the property was completely destroyed by Hurricane Rita and the National Flood Insurance Program wrote off the property as a complete loss. The operating general partner determined that rebuilding the property on the same site would be cost prohibitive and operations would not support the property's insurance premium. Based on the local conditions, the investment general partner on behalf of the Operating Partnership informally requested forgiveness from the Internal Revenue Service of the tax credit recapture that will result from not rebuilding the property at the original location; however, no such reprieve was granted. As a result, the investors experienced in 2007 the reversal of tax credits claimed for 2005 and 2006 (after the property was destroyed) of $260,955, and recapture and interest of $563,818. This represents credit loss of $65 and recapture of $141, respectively, per 1,000 BACs.

In accordance with the terms operating partnership agreement, the investment partnership received insurance proceeds, which were returned to fund reserves. In addition, it is anticipated that the Operating Partnership will be liquidated in 2009. Any assets remaining from the liquidation will be distributed in accordance with the terms Operating Partnership Agreement.

Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. During the first half of 2007, occupancy declined as a result of management evicting non-paying tenants as well as tenants moving out because of necessary maintenance items being deferred. The complex was rehabilitated in 1996 and is in need of unit and curb appeal improvements. Although there was approximately $11,298 remaining in the replacement reserve account at the end of 2007, Rural Development would not release the funds until all necessary work was completed. Some of the issues plaguing the site were electrical, plumbing, flooring and HVAC repairs; however, there has not been enough revenue generated to cover the costs. In addition, a 2007 inspection performed by The Texas Department of Housing and Community Affairs found multiple items that will need to be addressed in the near future. Some of the issues noted were: missing shingles and wood sections, exterior painting, rust removal, mortar and brick repairs, dryer vents replaced, and door and wall repainting. The inspection also noted buildings two and four are missing accessibility entrances, so handicap ramps will need to be installed. The operating general partner and management are working on a work out plan with Rural Development because the complex does not have the cash flow to cover the cost of the needed repairs. Occupancy fluctuated throughout 2007 causing year-to-date occupancy to average 90%. Occupancy increased significantly during the fourth quarter of 2007 to reach a year high of 97%; however, high administrative and maintenance expenses from resident turnover and legal costs resulted in below breakeven operations for 2007. Management has requested a rent increase from Rural Development of approximately $60 per unit for 2008; however, the increase was not granted. As of the first three quarters of 2008, occupancy has increased to average 93%; however, operations remain below breakeven. Management continues to seek out ways to increase traffic and occupancy at the site. Current measures include blanketing the immediate area with flyers, and working with local non-profit agencies, area employers, and churches. The operating general partner is funding the operating deficit, as the guarantee is unlimited in time and amount. The investment general partner will continue to monitor the property's occupancy, operations, repairs and work out plan with Rural Development as well as assist management in determining ways to increase revenue and occupancy while reducing expenses. The low income tax credit compliance period expires in 2010. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2007 the property operated with an average occupancy of 90%, which was a 10% increase from the prior year. Despite this increase, there was a decline in occupancy during the last two months of 2007, as occupancy declined to 77%. Through the first three quarters of 2008, occupancy has slowly recovered and ended the third quarter at 90%, with a nine-month average of 84%. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the areas. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Despite the improved occupancy, the property is still operating below breakeven due to high economic vacancy and high utility and maintenance expenses. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90% for the remainder of the year. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. Average occupancy for 2007 was 92%, an 11% improvement from the prior year. Despite this improvement, Grandview operated below breakeven for the year due to higher than average expenses from turnover costs and bad debt. Through the first three quarters of 2008, the property's performance has dipped due to a significant drop in occupancy during the first half of the year. As such, concessions and vacancy are both trending much higher then the 2007 operations. In addition, maintenance is trending much higher then the 2007 expenses due mainly to increased turnover costs. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the areas. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. The drop in occupancy at the beginning of the year is due to management not renewing leases of a number of problematic tenants in efforts to improve the property's tenant base. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2007 the property operated with an average occupancy of 92%, which was a 12% improvement from the prior year when, due to excessive vacancy loss, the property was unable to operate above breakeven. Through the first three quarters of 2008, average occupancy is 90%, and is operating just below breakeven. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Occupancy dipped in the middle of the year due to management opting to not renew leases of a number of problematic tenants. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2007 the property operated with an average occupancy of 86%, which was down by 6% from the prior year. As a result of the increase in vacancies, the property operated slightly below breakeven for 2007. During the fourth quarter of 2007, occupancy improved and through the first three quarters of 2008, average occupancy is 94% and the property was operating above breakeven for the year. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips. As a result, many prior problematic tenants have been evicted and replaced with more stable tenants. According to the new site manager, they are leasing up the units as fast they can turn them. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2007 was 72%, with a fourth quarter average occupancy of 75%. The property was operating below breakeven due to a combination of increased vacancy loss as well as a significant increase in turnover costs. The property is located in a highly competitive area. The 2007 decline in occupancy was due to new townhouse units with garages being built in the immediate area, offering rents that were competitive with those at the Operating Partnership. The Operating Partnership is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property had experienced an increase in turnover as the families move to the larger townhouse homes. In early 2007, a Wal-Mart opened next to the property. This had a significant impact on the property's performance as the property became highly visible and was now located in a more desirable area. In addition, more resources are being committed to the property in order to make the units more marketable. In 2008, the operating general partner began replacing appliances, carpet and flooring. In addition, the roof was replaced. In 2008, new siding is being installed and the parking lot will be resurfaced and re-striped. Occupancy has improved to 96% as of September 2008 and is operating well above breakeven. The investment general partner will continue to work with the operating general partner to monitor occupancy and ensure ongoing improvement. All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. During 2007, the property operated with an average occupancy of 60%, a 34% decrease from the prior year. Despite the considerable drop in occupancy, operations were far better than in 2006 due to a rent increase, but the partnership continued to operate below breakeven. Although the rent increase was implemented in 2007, which aided the revenue, it also drove tenants away, as they could not afford the new rates. The 2007 deficit was a direct result of the increased vacancy as operating expenses were well maintained. In July 2008, a consultant performed an inspection of Butler Estates and reports that the complex is in need of repair and cleaning. All ten units were vacant; so there was no file audit done, and with no manager or maintenance on site, there are no units cleaned or painted to be ready to rent. The operating general partner reports the complex has been shut down. The operating general partner states that the market continues to decline causing businesses and residents to vacate.

It is expected that the market area will improve over the next six months. The Army has reassigned a training brigade to Fort Polk. The brigade is projected to officially activate in the spring of 2009. Additionally, a few hundred troops from Fort Polk who are currently overseas are expected to return in March 2009. These plans are expected to improve the infrastructure at Fort Polk considerably. The operating general partner guarantee expired in 2002. The low income tax credit compliance period expires in 2011. The investment general partner will continue to work with the operating general partner to help bring the property back on-line. All real estate tax, mortgage, and insurance payments are current.

Series 27

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 27 reflects a net loss from Operating Partnerships of $(188,296) and $(606,330), respectively, which includes depreciation and amortization of $859,059 and $884,867, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 85% in 2007. There are limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to the declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. In addition, the operating general partner completed a management change in December of 2007. As a result of the marketing and staff training efforts, occupancy increased from an average of 85% in 2007 to an average of 97% in the third quarter of 2008. However, due to low rental rents coupled with a high interest rate on the permanent mortgage, the property continues to experience negative cash flow. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits in accordance with his guarantee, which is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2007 due to increasing resident receivables and high operating expenses. Occupancy was at 100% as of September 2008, but tenant collections remain an issue and accounts payable continued to increase. Management has been pursuing and maintaining a more aggressive collection and eviction procedure and has had recent success in the eviction of two non-paying residents in the third quarter. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely. A 2% rent increase was effective for January 2008 and the general partner will apply for the maximum allowable rent increase in January, 2009. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. Management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority. However, in the second quarter of 2008, the operating general partner stated that the applications are on hold by the State due to budgeting and lack of funds for grants. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage and insurance payments are current and the operating general partner is funding deficits as needed.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Through the third quarter of 2008 the property operated below breakeven due to low occupancy, bad debt and an increase in the maintenance expenses. Occupancy continued to struggle and averaged 73% for the third quarter. High bad debt and the increase in maintenance expenses are related to the turnover at the property. Residents have been evicted for non-payment and violating rules of the property. Evicted residents have left the property without paying past due money and tend to leave units in a bad condition. The management company was replaced in May 2008 and new management is currently working on implementing a plan to help increase occupancy and decrease expenses. The plan includes increased local advertising, concessions to help increase occupancy, better screening of residents, and a stricter policy on non-paying tenants. The new regional manager is also researching ways to lower the overall operating expenses. The investment general partner commissioned a third party shop to assess the leasing performance of new management. Based on the report, the property manager's leasing efforts appear strong. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and expenses decrease. To reduce turnover costs and retain paying residents, the investment general partner will work with management in the fourth quarter of 2008 to improve the site's resident retention program. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner's operating deficit guaranty until they convert to permanent fixed rate financing. The operating general partner funds operating deficits as necessary. All tax, mortgage, and insurance payments are current.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. During 2007 the property operated with an average occupancy of 95%, which was a 10% improvement from the prior year when, due to excessive vacancy loss, the property was unable to operate above breakeven. Through the first three quarters of 2008, average occupancy is 92%, and is operating just below breakeven. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs. Further, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Occupancy dipped in the middle of the year due to management not renewing the leases of a number of problematic tenants. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 28

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 28 reflects a net loss from Operating Partnerships of $(615,676) and $(586,424), respectively, which includes depreciation and amortization of $1,179,400 and $1,098,345, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. During 2007, occupancy averaged 83% and fluctuated between a low of 67% and a high of 92% throughout the year. The fluctuation in occupancy was caused, in part, by a small rent increase, but the majority of the vacancy was from evictions filed for failure to pay rent, lease violations, or suspected criminal activity. The property operated just below breakeven for the year and the accounts payable at the site remain an issue. During the first three quarters of 2008, occupancy has steadily declined ending the third quarter at 63% with a year-to-date average of 73%. Due to the low occupancy, the partnership continues to operate below breakeven. Management continues to seek out ways to increase traffic and occupancy at the site. Current measures include blanketing the immediate area with flyers, and working with local non-profit agencies and area employers, as well as initiating a resident referral program. During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. An insurance adjuster has been to the site to evaluate the damages and submit a claim. Preliminary reports cite shingles missing from all buildings, the complex sign is down, and screens and windows need to replaced/repaired. The operating general partner is funding deficits as necessary. The guarantee is unlimited in amount until the end of the low income housing tax credit compliance period in 2012. The investment general partner will continue to work with the operating general partner to help improve occupancy and assist with gaining another rent increase approval from Rural Development. All real estate tax, mortgage, and insurance payments are current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2006 the property operated below breakeven due to increased maintenance expenses caused by the repair of damages sustained during the 2005 hurricane season. The property was insured, but damages were not great enough to cover the insurance deductible, and the repairs were paid for out of operations. Although a small rent increase was applied in 2006, the rents were still insufficient to cover the expenses, which led to the deficit. During 2007, rental rates were still insufficient to cover the normal operating expenses, which caused the partnership to remain below breakeven. During 2007, a substantial increase of $50 per unit was implemented, which became effective for new move-ins or upon lease renewal. This caused significant vacancies as tenants moved out when their leases were up because they could not afford the new rates. As a result, occupancy averaged only 82% for 2007. Although much of the decline was due to the rent increase, it was also attributed to management's efforts to evict non-paying and problem residents. During the first three quarters of 2008, occupancy declined further reaching a low of 48% in June 2008. Although occupancy increased slightly to 55% in the third quarter, the year-to-date average occupancy is 59%. Management is adamant that improving the resident base will help operating results going forward. A new manager with more experience in troubled properties was hired in May 2008. The operating general partner is hopeful that her experience will improve the operations in the near future. In an effort to bring in more qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies and area employers. The operating general partner is funding all deficits as necessary. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The operating general partner reported that occupancy through the third quarter of 2008 was 96% and operations were stable. The 2007 average occupancy was 98% with operations above breakeven. In 2003, the Operating Partnership recorded an $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low-income housing tax credit compliance period expiring in 2011.

Sumner House LP (Sumner House Apartments) is a 79-unit property located in Hartford, CT. Occupancy averaged 94% in 2007, finishing the year at 99% occupancy in December 2007. Despite the high occupancy, the property operated significantly below breakeven in 2007 due to low rental rates. For the past year and a half, the operating general partner implemented a strict resident selection process to improve the resident base as well as offer leasing concessions to help increase occupancy. For the first half of 2008, the property maintained 100% occupancy, and ended the third quarter of 2008 at 97%. The operating general partner reports that police have been actively patrolling the surrounding area, and crime is decreasing. An adjacent low-income tax apartment, that was a primary source for the neighborhood criminal activity, was recently sold and is currently undertaking an extensive rehabilitation. The operating general partner continues to fund all deficits. Taxes, insurance, and mortgage payments are current.

Series 29

As of September 30, 2008 and 2007, the average Qualified Occupancy for the Series was 96.4% and 100%, respectively. The series had a total of 21 properties at September 30, 2008, of which 20 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 29 reflects a net loss from Operating Partnerships of $(994,489) and $(807,936), respectively, which includes depreciation and amortization of $1,217,456 and $1,238,610, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, has operated below breakeven since 2005. The property suffers from ineffective management which led to poor physical condition and low occupancy. Average occupancy was 72%, 47% and 70%, respectively, in 2005, 2006 and 2007. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears on its mortgage and that the lender had issued a notice of default. The lender replaced on-site management with a third-party management company at the end of the second quarter of 2007. To stabilize the property, the lender depleted the replacement reserve account to fund unit turnovers which improved occupancy to the mid-90s.  The investment general partner and the lender discussed a possible workout which included replenishing the reserves and paying down the outstanding mortgage. In December 2007, the lender polled the bondholders for their preference in resolving the default. They were given the options of foreclosure sale, 18-month debt forbearance as part of a workout plan, or refinancing the property. On June 30, 2008 the lender notified the investment general partner that the bondholders had approved proceeding with a foreclosure sale. The property was sold on July 31, 2008 for $772,800. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain from the sale of the Operating Partnership has been recorded.

The Operating Partnership will lose remaining credits of $48,318. The investment general partner is attempting to determine whether the property will continue to be operated as a Section 42 property by the new owner. If the new owner does not continue to operate the property as a LIHTC property, then in addition to the lost credits, investors will also experience recapture and interest of $202,165. This represents an estimated loss of future credits, and recapture and interest of $12 and $50, respectively, per 1,000 BACs. The investment general partner intends to pursue the guarantors under the guaranty with a view to recovering the investment limited partner's losses. The guarantors' financial strength and likelihood of recovery are unknown at this time.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Despite average occupancy of 79% during 2007, the property operated above breakeven. In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007. Occupancy has shown signs of improvement averaging 85% through the third quarter of 2008. Year-to-date operations appear to be slightly below breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

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

The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The lender is currently holding the insurance proceeds. The operating general partner was able to reduce the original construction budget by $1,167,306. The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget greatly reduced the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from the Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000. The construction of the project started in early November 2006, and was expected to be complete within nine to ten months. However, the partnership encountered some difficulties with permits during the early stages of construction, causing construction delays. The property received final certificates of occupancy in early January 2008. As of March 2008, the property was 20% occupied. Lease-up is progressing slowly on this property. Through second quarter 2008, management was only able to lease-up a few units bringing physical occupancy to 24% in June 2008. In September 2008, physical occupancy increased to 52%. To accelerate leasing, management is advertising on local buses and in all local senior newspapers, and offering one month free rent as a referral fee to its current residents. Also, management hosts monthly Bingo sessions and offers daily blood pressure screenings. Due to unanticipated slow lease-up, management is revising its original projections and pushing the lease-up date from October 2008 to December 2008

Jackson Partners, LP, (Arbor Park Apartments) is a 160-unit property located in Jackson, Mississippi. The property continues to operate below breakeven through the third quarter of 2008. The property operated below breakeven due to high utility costs and low occupancy. Utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the city about potentially lowering rates, but has been unsuccessful with the attempts to lower the rates. The drop in occupancy is due to management evicting non-paying or troublesome tenants and the Jackson, Mississippi market being oversaturated with new tax credit properties. The occupancy was 68% at the end of the third quarter of 2008. There are currently 800 new tax credit units within 10 miles of this property. This has also prevented the property from raising rents to create additional income. In order to compete with the new competition, management is promoting move-in specials such as one free month of rent, no security deposits and waiving application fees. The investment general partner will continue to work with management to mitigate high water costs and increase occupancy. The investment general partner will visit the property in the fourth quarter of 2008 to conduct a physical evaluation of the property and assess on-site management. All tax, mortgage, and insurance payments are current.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Through the third quarter of 2008 the property operated below break-even due to low occupancy, bad debt and an increase in the maintenance expenses. Occupancy continued to struggle and averaged 73% for the third quarter. High bad debt and the increase in maintenance expenses are related to the turnover at the property. Residents have been evicted for non-payment and violating rules of the property. Evicted residents have left the property without paying past due money and tend to leave units in a bad condition. The management company was replaced in May 2008 and new management is currently working on implementing a plan to help increase occupancy and decrease expenses. The plan includes increased local advertising, concessions to help increase occupancy, better screening of residents, and a stricter policy on non-paying tenants. The new regional manager is also researching ways to lower the overall operating expenses. The investment general partner commissioned a third party shop to assess the leasing performance of new management. Based on the report, the property manager's leasing efforts appear strong. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and expenses decrease. To reduce turnover costs and retain paying residents, the investment general partner will work with management in the fourth quarter of 2008 to improve the site's resident retention program. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner's operating deficit guaranty until they convert to permanent fixed rate financing. The operating general partner funds operating deficits as necessary. All tax, mortgage, and insurance payments are current.

Series 30

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 30 reflects a net loss from Operating Partnerships of $(312,963) and $(190,797), respectively, which includes depreciation and amortization of $577,849 and $596,462, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28-unit family complex in Gentry, AR. Through the first quarter of 2008, occupancy averaged 94%, a significant increase from the 2007 average of 85%. Several tenants were evicted in 2007 for non-payment of rent. The site manager has worked to improve the tenant base, and reports that collections have improved in 2008. Management verbally reported that occupancy increased to 93% by September 2008. In 2007 this property operated below breakeven, even with operating expenses decreasing by 12% from 2006 levels. In 2008 the property is operating above breakeven due to increased rental revenue and lower maintenance expenses. All taxes, mortgage, and insurance payments are current.

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

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Despite low occupancy, the property operated above breakeven in 2006 due to a favorable debt structure where a portion of the property's debt service is payable only if there is surplus cash. The property operated with a significant cash deficit in the first quarter of 2007 due to low occupancy, which was caused by application processing delays at the management company's corporate office which was understaffed. Many prospective residents were discouraged by the delays and often chose to live elsewhere. The investment general partner worked with the operating general partner to improve his affiliated management company's policies and procedures to increase application-processing speed and improve leasing techniques. As of December 31, 2007, occupancy improved to 100%, and occupancy remains strong averaging 92% through the third quarter of 2008. In 2008, advertising expenses decreased since occupancy has seen significant improvements. Utilities increased in the first quarter due to seasonal usage but have stabilized in the second and third quarters. Additionally, management is researching a "Co-Gen" energy system, which utilizes micro-turbines and natural gas to produce heat as a by-product. The payback analysis has not been completed at this time. The operating general partner is testing the Co-Gen system at one of his other properties. If the results are favorable, Farewell Mills Apartments will be the next site to implement the system. The operating general partner was scheduled to visiting the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including JMC LLC. Contractual services increased in the first quarter because the grounds service company was not billing the property in a timely manner. Accumulated invoices from the past year were all received in the first quarter of 2008. The property has terminated its contract with this company and going forward grounds will be maintained in-house. To further reduce expenses, Pen Bay Builders is also going to take over the full janitorial contract. The maintenance expenses have decreased, and the property was able to operate above breakeven from April through August 2008. The operating general partner funded the 2007 cash deficit by deferring fees owed to his management company and his maintenance company (Pen Bay Builders). All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy levels since 2003. In 2007 the property operated below breakeven due to increased utility and administrative expenses. Through the third quarter of 2008 occupancy remained consistent at 87%. There is a new 120-unit market rate property in close proximity to the property coming online that will create additional competition for Linden II as the rental rates are not much higher than Linden's Section 42 rents. There is also construction being done on a nearby highway that is deterring prospective drive-by applicants from the property. Due to lack of cash addressing the ongoing past due accounts payable issues and many deferred maintenance items that require attention, there have been no funds available to effectively advertise or market the property and replacement reserves have not been funded. A spring storm during the second quarter of 2008 resulted in minor siding and roof damage at the site. The management company had filed an insurance claim and received a settlement in the third quarter of 2008 that covers the cost to replace the roofs and all siding on the buildings. The work began in October 2008, and will be monitored by the investment general partner through completion. A site visit completed by the investment general partner revealed that there are substantial capital improvements and deferred maintenance items at the site. The operating general partner hopes that there will be remaining funds from the claim that will be allowed to fund additional required repairs. The investment general partner will continue to monitor occupancy and work with the operating general partner to improve operations. The operating general partner will continue to fund the property as needed in order to complete physical improvements and cover any operating deficits that arise. The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location. Despite average occupancy of 87% during 2007, the property operated above breakeven mainly due to a rent increase implemented during the year. The 2007 occupancy declined due to evictions of undesirable tenants involved in drug related activity. It is reported that no illegal activity took place on the property but several good tenants chose to leave. The management company immediately trained a new site manager and focused on marketing and outreach. As a result, the fourth quarter occupancy rose to an average of 82%. Occupancy continues to show signs of improvement averaging 90% through the third quarter of 2008. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ends in 2008 and the low income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property struggled in a highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved, expenses remain high, and operations were just below breakeven in 2007. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. Through August of 2008, the property was operating slightly below breakeven with occupancy averaging 96%. The mortgage, taxes and insurance are all current.

Series 31

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 26 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 31 reflects a net loss from Operating Partnerships of $(527,490) and $(791,807), respectively, which includes depreciation and amortization of $1,554,659 and $1,611,160, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In the fourth quarter of 2006, the investment general partner and the Authority began seeking a replacement operating general partner. Although a number of parties were identified, all ultimately declined because of the magnitude of the property's capital needs and liens/payables. Even though no alternative third party operating general partner was identified, the investment general partner proceeded to remove the operating general partner. In June 2007, the special limited partner issued a removal notice, and in October 2007 an affiliate of the investment general partner was inserted as the new operating general partner.

In July 2007, the first mortgage lender notified the Operating Partnership that the Operating Partnership was in default due to the existence of liens and an insufficient level of replacement reserves (based upon a physical needs assessment that the lender had commissioned). In August 2007, the first mortgage lender accelerated the debt, based on these defaults, although debt payments were at this time current. In September 2007, the investment general partner and the Atlanta Housing Authority proposed a tentative plan to recapitalize and reposition the property. This included substituting a Section 8 contract on 40% of the units for the existing Section 9 contract and identified $1.2 million in funding sources, $400,000 of which was to come from the replacement reserves held by the first mortgage lender.

The first mortgage lender rejected the proposal and proceeded to initiate a foreclosure by advertisement. Although discussions were ongoing between the first and second mortgage lender regarding the potential purchase of the first mortgage debt, the first mortgage lender was unwilling to postpone the foreclosure sale, which was scheduled for December 4, 2007.

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

As a result, the debtor and secured lenders agreed before the Court that there was little prospect of reorganizing and that the first mortgage lender should be allowed to advertise a foreclosure sale during January 2008. The foreclosure sale occurred on February 5, 2008, with the first mortgage lender bidding in the property for $1,280,000. As a result of the foreclosure, the Operating Partnership lost future credits of $557,088 and will record recapture of $1,571,031 on its 2008 tax return. This represents estimated credits and recapture of $124 and $349, respectively, per 1,000 BACs. In addition, an impairment loss in the amount of $594,947 was recorded to reduce the investment balance to zero, as of December 31, 2007.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2007, the property operated well above breakeven as occupancy increased by 7% from the prior year and rental increases were approved. Pilot Point has had to contend with a declining local economy in recent years, as there has been a reduction in the population from the area due to a lack of jobs. The closest large employers are thirty to forty miles away. Management also received approval for an additional rent increase beginning January 1, 2008. While occupancy improved throughout 2007 to average 91% for the year, it did dip back down to end the year at 85%, as there were an inordinate amount of move-outs during the fourth quarter of 2007. Through the first three quarters of 2008, average occupancy is 90%, and the property is operating above breakeven. The investment general partner will continue to monitor the property's occupancy and operations to ensure occupancy stabilizes. All taxes, insurance and mortgage payments are current.

Seagraves Apartments LP (Western Hills Apartments) is a 16-unit development located in Ferris, Texas. In 2006, due to market conditions, occupancy dropped to 80% for the year. Average occupancy improved to 90% in 2007; however, this was not enough to allow the property to breakeven. As the property is very small, slight changes in occupancy have a significant effect on the overall operations. Operating expenses are higher than state average on a per unit basis. Maintenance expense has steadily increased over the last few years due to increased deferred maintenance as the property ages. Management increased marketing efforts in the area including fliers and newspaper ads, and through August 2008, average occupancy is 90%. Further, as of August, occupancy was at 100%. As a result of the increased efforts to improve occupancy, administrative and maintenance expenses have increased. As such, the property is operating below breakeven through the first eight months of the year, but monthly expenses are trending back to historical levels as the property stabilizes. The investment general partner will work with management to continue to monitor occupancy and reduce controllable expenses. All taxes, mortgage, and insurance payments are current.

Series 32

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2008, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2008 and 2007, Series 32 reflects a net loss from Operating Partnerships of $(802,018) and $(729,452), respectively, which includes depreciation and amortization of $1,292,410 and $1,209,857, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account. Capital expenses are funded from the operations. In 2007, occupancy averaged 100%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. In the first half of 2008, the property maintained 100% occupancy. The investment general partner conducted a site visit in September 2008. The property was in good condition and occupancy was at 99%. Management reports that rent collection has improved and maintenance expenses have decreased in 2008. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy. During 2006, occupancy averaged 79% and in 2007 average occupancy improved to 86%. The property suffered cash losses of ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively, and the property operated slightly above breakeven for the first quarter of 2008. The property's physical appearance and condition is good; however, management has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies which, in the past, have not been effective. The operating general partner has engaged five management companies in five years, with the most recent change occurring in early 2008 in connection with a portfolio-wide debt restructuring. The current third party management company appears much stronger than any of the past management firms as evidenced by the property's improved occupancy of 92% through September 2008, and above breakeven cash flow. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage and taxes are current. However, the operating general partner has a portfolio of properties in Michigan, some of which were operating at deficits prior to their recent debt restructuring, so its ability to continue to fund operating deficits for Clear Creek Apartments may be limited.

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

Since the operating general partner and the Kentucky Housing Agency exhibited little commitment to improving the property, the investment general partner made the decision to allow this property to go into foreclosure. The investment general partner made a payment to the accountants in order to receive the 2007 tax returns. The investment general partner received a default notice on April 8, 2008. Through the second quarter, occupancy averaged 67%. In July 2008, the investment general partner was notified that all residents had moved out of the complex. The foreclosure and sale occurred on August 22, 2008.

The Operating Partnership will experience $205,735 loss in credits and $239,117 for recapture and interest. This represents an estimated loss of future credits and recapture and interest of $42 and $49, respectively, per 1,000 BACs. The investment general partner intends to pursue the guarantors under the guaranty with a view to recovering the investment limited partner's losses. The guarantors' financial strength and likelihood of recovery are unknown at this time. In addition, an impairment loss in the amount of $119,470 was recorded to reduce the investment balance to zero, as of September 30, 2008.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006 and 2007 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. However, in the second quarter the operating general partner stated that the State is holding all applications due to budget restrictions and lack of grant funding available. A site visit by the investment general partner is planned in the fourth quarter of 2008. A rent increase of 2% was effective January 1, 2008, and another maximum allowable increase will be requested in January, 2009. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Physical occupancy was 100% as of September 30, 2008. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner continues to fund deficits as needed. The mortgage and insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

Series 33

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 33 reflects a net loss from Operating Partnerships of $(246,101) and $(395,071), respectively, which includes depreciation and amortization of $594,949 and $630,747, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property operated with a cash flow deficit and high accounts payable, and does not fund a replacement reserve account. In 2007, occupancy averaged 100%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. In the first half of 2008 the property maintained 100% occupancy. Management reports that rent collection has improved, and maintenance expenses have decreased in 2008. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007 occupancy reached 90%, and occupancy remained at a 90% average throughout the first and second quarter of 2008. Occupancy has further improved to 95% through the third quarter of 2008.

Despite the improvement in occupancy, the property operated below breakeven in 2007 and continues to operate below breakeven in 2008 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Management is currently looking into an alternative energy system that could substantially reduce the heating costs at the property. Chip-tech toured the property in May and felt the property would be an ideal candidate for its wood chip technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. Realty Resources Management, Thayer Corporation (the general contractor for Stearns' energy work) and Evergreen Home Performance (energy auditor) met June 20, 2008, to discuss the overall picture at Stearns. The core focus is to install the new wood chip heating system in time for a portion of this year's winter season, while in parallel implementing the necessary energy efficiency measures. The operating general partner will submit the loan application to Maine State Housing Authority the first week of October, and he expects a response from the Authority within 30 - 60 days. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Series 34

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 34 reflects a net loss from Operating Partnerships of $(597,076) and $(603,552), respectively, which includes depreciation and amortization of $1,124,672 and $1,078,946, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. The property has operated below breakeven through the third quarter of 2008. Below breakeven operations are due to a drop in occupancy and the exorbitant water rates from the City of Jackson. Management continues to contact the City of Jackson about the high water costs, but has been unsuccessful in lowering the cost. The decrease in occupancy is due to the opening of a new 375-unit single-family home development near the property. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. Average occupancy in the third quarter was 87%. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven as a result of low occupancy, which averaged 79% in 2006, but improved to 81% average occupancy in 2007. The property suffered cash losses of ($50,619), ($71,828) and ($66,013) for the years 2005, 2006, and 2007, respectively. Through the third quarter of 2008 occupancy averaged 85% and the property operated below breakeven. The property's physical appearance and condition is good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies which, in the past, have not been effective (five management companies in the past five years). The current third party management company appears much stronger than any of the past management firms, although it has not yet succeeded in bringing Hillside Club I to breakeven. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. At the end of the third quarter 2008, the Operating Partnership is two months delinquent on its mortgage. To date, the lender has not declared the loan in default and has agreed, in principle, to a forbearance agreement which would modify the loan payments to include unpaid interest. Formal documentation of the forbearance agreement was anticipated in the second quarter but has not occurred to date. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property struggled in a highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved. Expenses have remained high and resulted in operations just below breakeven in 2007. At the end of the second quarter of 2008 the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. Through the third quarter of 2008, occupancy is averaging 96%. The mortgage, taxes and insurance are all current.

Series 35

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 35 reflects a net loss from Operating Partnerships of $(530,676) and $(571,981), respectively, which includes depreciation and amortization of $917,671 and $763,121, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy was down to 88% in 2007 and as low as 81% through the second quarter of 2008. Management states they had residents who did not meet standards of occupancy and they evicted those tenants in the third and fourth quarters of 2007, which accounts for the decline in occupancy. In addition, management changed their marketing strategy due to the fact that they were receiving mostly over-qualified applicants. A slight increase in their advertising budget supports that strategy. Additional focus placed on improving collections has helped management to maximize rental income. As of September 30, 2008, occupancy is 93%, significantly higher than previous months. The investment general partner recently performed a site visit, and the operating general partner appears to be getting operations under control. The property was well maintained with excellent curb appeal. The Operating Partnership continues to operate below breakeven; however, during the site visit, the operating general partner was optimistic for a turn-around in operations. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2007, occupancy averaged 93% and the property operated below breakeven due to low occupancy in the beginning of the year, high maintenance expenses, and high debt service payments. Debt service payments represented 45% of the property's total income in 2007. To offset high debt service, management implemented a rent increase in January 2008. The rent increase increased gross potential rent by $2,000/month. Seasonal operating expenses normalized in the second quarter of 2008. Reduced operating expenses, along with the rent increase, allowed the property to operate slightly above breakeven in the second quarter despite a dip in occupancy. The property continued to operate above breakeven in July and August, but expended cash in September due to low occupancy. As of September 30, 2008, the property was 79% occupied. To increase occupancy, management is running move-in specials and conducting outreach to local employers. Management states that the site enjoys high traffic, but 99% of the applications are denied due to poor credit or criminal history.  They are in the process of modifying their resident selection criteria at the property to allow credit challenged households opportunities to rent with increased security deposits.  This procedure will be implemented in fourth quarter of 2008 and reviewed periodically to ensure collections do not become an issue. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the property's end of compliance in 2014. All real estate taxes, insurance and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. In 2007, occupancy averaged 85% and the property operated below breakeven due to low occupancy. As of September 30, 2008, the property was 90% occupied. The property struggles with low occupancy due to soft market conditions. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent-free pro-rated over 12 months. Management is also working with a local housing authority in an effort to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management reports that the resident profile and retention both have improved. The property is still operating below breakeven through the third quarter of 2008. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Series 36

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 36 reflects a net loss from Operating Partnerships of $(242,733) and $(249,355), respectively, which includes depreciation and amortization of $481,713 and $520,962, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has had strong operations. Year-to-date occupancy through the third quarter of 2008 was strong at 96%; however, management took several units off-line for repairs in June 2008, causing a drop in occupancy to 92% in the third quarter. The property requires very high occupancy (97% to 98%) to maintain operations above breakeven, due to its high debt service; so the drop in occupancy to 92% resulted in below breakeven operations. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage.

On July 21, 2008, the Operating Partnership was served with a summons requesting a response to a complaint from a former resident that two of her children are suffering from asthma, resulting from mold in two units in which they had lived. They are requesting payment in the amount of $200,000. The operating general partner is currently working with the Operating Partnership's counsel on this issue. Counsel did provide an initial response to the complaint in August.

On August 5, 2008, a balcony off of one of the units collapsed while a resident was on it. The resident first refused medical attention, but eventually went to the hospital and it was determined that she suffered a sprained ankle. The incident was reported to both parties' insurance companies. No legal action has been taken by the resident or her insurance company. Prior to the collapse, while awaiting contractor bids for repair work to the balconies, management had issued letters asking residents not to use their balconies until they were repaired. After the collapse, balcony doors were boarded up so residents could not access the balconies. Approximately ten balconies are life/safety hazards and in need of immediate repairs and about twenty-five will need repairs/reinforcements to keep them safe. Work on the most severely deficient balconies commenced in October 2008.

In addition, in July 2008, the sewer line leading to the property had to be repaired at a cost of $60,000. The contractor who performed the work filed a lien on the property in the beginning of October after not receiving payment for the work. Subsequently, approximately $30,000 was released from the Operating Partnership's operating account to cover a portion of the sewer line cost, which left insufficient funds to cover the October mortgage payment. While the lien remains outstanding, management has been in discussions with the contractor and believes that he will suspend further action while they are in discussions. The lender has not yet issued a default notice to the Operating Partnership for the late mortgage payment.

In March 2008, the operating general partner replaced the management agent, as they appears to be very skilled in all areas of LIHTC property management and has been working to address all of the issues above, including performing mold remediation on all affected units. Management was able to reschedule the HUD site inspection, originally scheduled for August 2008, to January 2009, in anticipation that the balcony and mold issues will be remediated by then. The operating general partner has agreed to fund some of the costs; however, such funds have not yet been advanced. Some of the balcony repair costs are to be paid out of the property's replacement reserve. The investment general partner will continue to monitor the progress of each issue, including improving occupancy, and will assess the operating general partner's ability to fund the deficits.

Annadale Housing Partners (King's View Apartments) is a 222-unit property located in Fresno, CA. The property operated below breakeven in 2007 due to decrease in occupancy. Occupancy has been an issue for Annadale for several years, but saw a steady decline in 2007 averaging 79% for the year. The Operating Partnership is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially over the past two years. Management spends approximately $11,500 per month on private security. The operating general partner estimates that in reality the site requires $30,000 - $60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager and site staff have made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno and the Housing Authority for additional support. As a result of the efforts of management, occupancy has increased to 92% in the third quarter of 2008. With the increased occupancy, the property is operating above breakeven for the first three quarters of 2008. The investment general partner will continue to monitor occupancy and management's efforts going forward.

Series 37

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 37 reflects a net loss from Operating Partnerships of $(638,204) and $(503,886), respectively, which includes depreciation and amortization of $769,583 and $813,928, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. The property has operated below breakeven through the third quarter of 2008. Below breakeven operations are due to a drop in occupancy and the exorbitant water rates from the City of Jackson. Management continues to contact the City of Jackson about the high water costs, but has been unsuccessful in lowering the cost. The decrease in occupancy is due to the opening of a new 375-unit single-family home development near the property. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. Average occupancy in the third quarter was 87%. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy was down to 88% in 2007 and as low as 81% through the second quarter of 2008. Management states they had residents who did not meet standards of occupancy and they evicted those tenants in the third and fourth quarters of 2007, which accounts for the decline in occupancy. In addition, management changed their marketing strategy due to the fact that they were receiving mostly over-qualified applicants. A slight increase in their advertising budget supports that strategy. Additional focus placed on improving collections has helped management to maximize rental income. As of September 30, 2008, occupancy is 93%, significantly higher than previous months. The investment general partner recently performed a site visit, and the operating general partner appears to be getting operations under control. The property was well maintained with excellent curb appeal. The Operating Partnership continues to operate below breakeven; however, during the site visit, the operating general partner was optimistic for a turn-around in operations. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007 occupancy reached 90%, and occupancy remained at a 90% average throughout the first and second quarter of 2008. Occupancy has further improved to 95% through the third quarter of 2008.

Despite the improvement in occupancy, the property operated below breakeven in 2007 and continues to operate below breakeven in 2008 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Management is currently looking into an alternative energy system that could substantially reduce the heating costs at the property. Chip-tech toured the property in May and felt the property would be an ideal candidate for its wood chip technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. Realty Resources Management, Thayer Corporation (the general contractor for Stearns' energy work) and Evergreen Home Performance (energy auditor) met June 20, 2008, to discuss the overall picture at Stearns. The core focus is to install the new wood chip heating system in time for a portion of this year's winter season, while in parallel implementing the necessary energy efficiency measures. The operating general partner will submit the loan application to Maine State Housing Authority the first week of October, and he expects a response from the Authority within 30 - 60 days. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with home ownership an option available to qualifying tenants. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the third quarter of 2008, average occupancy improved to 87%, with occupancy at the end of the quarter reaching 94%. However, the property continues to operate below breakeven.

Reporting by the operating general partner has not been timely. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement, to defer 2007 principal payments. The Operating Partnership remains current on the interest portion of its debt service. Year-to-date 2008 reports, also received in third quarter of 2008, indicate a significant increase in payables and the existence of unpaid taxes. The investment general partner is investigating the status of real estate taxes and payables.

Generally, despite untimely and sporadic reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow.

Series 38

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2008, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 38 reflects a net loss from Operating Partnerships of $(221,958) and $(284,969), respectively, which includes depreciation and amortization of $589,998 and $596,084, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 39

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 39 reflects net loss from Operating Partnerships of $(301,317) and $(281,537), respectively, which includes depreciation and amortization of $496,046 and $502,971, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 40

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2008, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 40 reflects a net loss from Operating Partnerships of $(352,416) and $(418,341), respectively, which includes depreciation and amortization of $642,942 and $685,495, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with home ownership an option available to qualifying tenants. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the third quarter of 2008, average occupancy improved to 87%, with occupancy at the end of the quarter reaching 94%. However, the property continues to operate below breakeven.

Reporting by the operating general partner has not been timely. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement, to defer 2007 principal payments. The Operating Partnership remains current on the interest portion of its debt service. Year-to-date 2008 reports, also received in third quarter of 2008, indicate a significant increase in payables and the existence of unpaid taxes. The investment general partner is investigating the status of real estate taxes and payables.

Generally, despite untimely and sporadic reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow.

Series 41

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 41 reflects a net loss from Operating Partnerships of $(464,143) and $(791,753), respectively, which includes depreciation and amortization of $861,689 and $952,745, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The property operated above breakeven in 2007 and has generated cash through the first three quarters of 2008. A new property manager was hired in the first quarter of 2008 and, as a result, occupancy has remained stable. The mortgage, taxes, and insurance are current.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village), is a 12-unit family property located in Mt. Carroll, IL. In 2007, the property had an average occupancy of 74% and operated below breakeven. The market that the property is located in is a depressed rural area. In 2006, two of the units had lost rental assistance from Rural Development, due to being vacant for at least six months. Since that time, these units have not been leased due to an inability to find tenants who can afford the rents without RD rental assistance. According to the operating general partner, there is little chance of re-attaining that rental assistance. The reason the units were vacant for at least six months was market related. They are currently rent ready and have been since 2006. The other 10 units are leased and through August 2008 average occupancy is 82% (2 vacant). Through the first eight months of 2008, the partnership is operating above breakeven. Very minimal marketing efforts are employed for this property as all leasing is performed out of the main leasing office located in Wisconsin. The investment general partner will work with the operating general partner to improve leasing strategies and efforts in order to lease up the two vacant units. The mortgage, property taxes, and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The partnership operated above breakeven in 2006. However, the 2006 overall average occupancy of 84% declined to 65% in December 2006 due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants. A new site staff was hired early in 2007 and the current site manager was able to restore occupancy to 95% in September 2007 and maintain high occupancy levels since that date. The occupancy as of September 30, 2008, was 90%. The property operated slightly below breakeven in 2007 and above breakeven in 2008. The investment general partner will continue to monitor operations on a monthly basis. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current.

Series 42

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 42 reflects a net loss from Operating Partnerships of $(447,902) and $(465,542), respectively, which includes depreciation and amortization of $928,371 and $910,459, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. During 2007, a $50 per unit rent increase was implemented for new move-ins or upon lease renewal. This caused occupancy to decline in 2007 from approximately 99% to 87% because tenants could not afford the new rates. Occupancy rebounded during the fourth quarter of 2007 and into the first quarter of 2008. However, HUD made some revisions in their program concerning new rules, which caused occupancy to again decline. Through the first three quarters of 2008, occupancy averaged 84%. The decreased occupancy combined with increased costs associated with turnover continues to cause the partnership to operate below breakeven. The investment general partner will continue to monitor the property's occupancy and operations, as well as assist management in determining ways to increase revenue and reduce operating expenses. The operating general partner's guarantee expired in 2005. The low income tax credit compliance period expires in 2016. All real estate tax, mortgage, and insurance payments are current.

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

The property operated above breakeven in 2007 and has generated cash through the first three quarters of 2008. A new property manager was hired in the first quarter of 2008 and, as a result, occupancy has remained strong. The mortgage, taxes, and insurance are current.

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

Occupancy for 2007 averaged 92% and occupancy the first three quarters of 2008 averaged 91%. The property operated just below breakeven in 2007 and the first half of 2008. However, 2007 operations improved significantly over those of 2006. This improvement is due in part to the operating general partner refinancing the debt in July 2007 to a much lower interest rate. Under the new debt service and assuming expenses are maintained in line with those of 2007, the property should be able to breakeven at 93% occupancy. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and operating partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current. Accounts payable are $42,000. The investment general partner will work with management on a plan to improve occupancy in an effort to stabilize the property above breakeven and reduce accounts payables.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. The property's operations suffered as a result of low occupancy, and the property expended cash in 2006. In response to substandard property operations, the management company replaced the site manager in the third quarter of 2006. This had a positive effect on the property during 2007, with occupancy increasing to 97% and the property operating above breakeven. Through the third quarter of 2008, the property continues to operate above breakeven with 97% average occupancy. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

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

TS Housing, LP (Tiffany Square Apartments) is a 52-unit family property located just outside Denver in Lakewood, CO. Parts of the property developed structural issues related to the floor joists, which resulted in uneven floors and required extensive repairs. Eight units were off-line for over six months while management attempted to remediate the issue. As a result of lower revenue from the down units, and increased maintenance expenditures, the property expended cash of ($19,023) in 2006. During 2007, average occupancy was 91% and the property expended cash of ($65,739) due to increased maintenance expenditures and structural repairs of the eight units. Through the third quarter of 2008, occupancy averaged 95% which resulted in operations below breakeven, with cash expended of approximately ($12,000). All real estate taxes, insurance, and mortgage payments are current. While management expects improved occupancy going forward, the structural issues noted above could require considerable additional capital expenditures. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units have been repaired and re-occupied. The management company is pursuing the Colorado Housing and Finance Authority to issue corrected 8823s. In May 2008, corrected 8823s for the ten units were filed with the IRS by the Colorado Finance Housing Agency.

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

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. As of March 31, 2008, the property was 92% occupied. However, the property was not able to operate above breakeven, due to slightly higher maintenance expenses. In the first quarter of 2008, instead of using replacement reserve funds for some necessary repairs and appliance replacements, the management used available funds from operations. Through the third quarter 2008, physical occupancy averaged at 92% and as of September this property was 95% occupied. However, due to higher maintenance expenses the property was not able to operate above breakeven. Due to the age of the property maintenance expenses have increased. In 2008, management replaced a number of appliances throughout the property. To increase and maintain the occupancy management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through the first three quarters of 2008, average occupancy is 93%, and operations are just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition. Despite the improvement in occupancy, expenses remain high and inhibit the property from operating above breakeven. The most significant expenses are utilities and maintenance. The high maintenance expenses are turnover related as management has seen an increase in turnover from historical figures due mainly to market related issues. Management is exploring options for reducing their utility expenses. The investment partner will continue to work with management to improve occupancy and reduce expenses. The mortgage, trade payables, property taxes and insurance are current.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development terminated the Housing Assistance Payment contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property, although it had not formally accepted the deed. Since late 2007, the bondholders' trustee has been attempting to market the property. Despite a few promising offers, to date no transaction has been consummated. Given the price levels that potential purchasers have offered however, repayment of amounts due the bondholders is likely to consume the entire amount of sale proceeds, leaving no excess proceeds available to the Operating Partnership.

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

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, occupied rehab property located in Chester, SC. In 2007, occupancy averaged 100%; however, the property operated well below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because 2006 numbers were based on only 10 months of operations, and because they experienced approximately $46,000 in rehab costs that could not be capitalized in 2007. These costs were due to the rehab and re-syndication of tax credits, which include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of September 30, 2008, occupancy is 100%. This occupancy number is based on verbal reports from the operating general partner. The investment general partner has requested third quarter rent rolls and financial statements, but they were not produced in time for reporting. It should be noted that the 100% occupancy is in line with historical averages. The operating general partner's operating deficit guarantee is unlimited until breakeven. Upon breakeven, the operating deficit guarantee will be limited to $250,000 for a period of 36 months so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Breakeven occurred in August 2007. All mortgage, taxes and insurance payments are current.

Series 43

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 43 reflects a net loss from Operating Partnerships of $(599,315) and $(631,688), respectively, which includes depreciation and amortization of $1,241,826 and $1,226,864, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The property operated above breakeven in 2007 and has generated cash through the first three quarters of 2008. A new property manager was hired in the first quarter of 2008 and, as a result, occupancy has remained strong. The mortgage, taxes, and insurance are current.

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

Occupancy for 2007 averaged 92% and occupancy the first three quarters of 2008 averaged 91%. The property operated just below breakeven in 2007 and the first half of 2008. However, 2007 operations improved significantly over those of 2006. This improvement is due in part to the operating general partner refinancing the debt in July 2007 to a much lower interest rate. Under the new debt service and assuming expenses are maintained in line with those of 2007, the property should be able to breakeven at 93% occupancy. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and operating partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current. Accounts payable are $42,000. The investment general partner will work with management on a plan to improve occupancy in an effort to stabilize the property above breakeven and reduce accounts payables.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties offering Section 8 subsidies. The management company hired a new site manager in 2007 that increased advertising and marketing efforts. Management initiated rent concessions and $99 security deposits, waived the first month's rent, and eliminated the application fee to attract new applicants. Despite these attempts, the 2007 annual average occupancy decreased to 79%; however, average occupancy has rebounded to 89% through the third quarter of 2008. Although the replacement reserve is under-funded, the Operating Partnership is under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's guaranty is in effect through February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In January 2007, upon a physical inspection, it was discovered that the property is having some mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner implemented a comprehensive maintenance plan to avoid such issues in the future. In the fourth quarter 2007, the management company hired a full time manager and a part time assistant manager. The property has finally become more equipped to deal with the heavy traffic, which resulted from recent newspaper advertisement. Also, in October 2007, the property experienced a fire resulting in two damaged units, which were off line through February 2008. All the required repairs were made and finished by March 2008. In March 2008, the investment general partner's inspector visited the property and concluded that all required repairs were made. Average physical occupancy for 2007 was 82% and the property was able to operate above breakeven. As of March 31, 2008, the property was 82% occupied. In the second quarter of 2008, occupancy averaged at 95% and as of June this property was 100% occupied. Through the third quarter 2008, this property was able to maintain strong average physical occupancy of 100%. This allowed the property to operate above breakeven. To maintain high occupancy levels, management is aggressively advertising in local newspapers and establishing new contacts throughout the community. The investment general partner will continue to work with the operating general partner in an effort to bring and stabilize operations above breakeven. The mortgage, taxes, insurance and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006 and 2007 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. However, in the second quarter the operating general partner stated that the State is holding all applications due to budget restrictions and lack of grant funding available. A site visit by the investment general partner is planned in the fourth quarter of 2008. A rent increase of 2% was effective January 1, 2008, and another maximum allowable increase will be requested in January, 2009. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Physical occupancy was 100% as of September 30, 2008. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents. The investment general partner continues to work with the operating general partner to improve operations. The operating general partner continues to fund deficits as needed. The mortgage and insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, occupied rehab property located in Chester, SC. In 2007, occupancy averaged 100%; however, the property operated well below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because 2006 numbers were based on only 10 months of operations, and because they experienced approximately $46,000 in rehab costs that could not be capitalized in 2007. These costs were due to the rehab and re-syndication of tax credits, which include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of September 30, 2008, occupancy is 100%. This occupancy number is based on verbal reports from the operating general partner. The investment general partner has requested third quarter rent rolls and financial statements, but they were not produced in time for reporting. It should be noted that the 100% occupancy is in line with historical averages. The operating general partner's operating deficit guarantee is unlimited until breakeven. Upon breakeven, the operating deficit guarantee will be limited to $250,000 for a period of 36 months so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Breakeven occurred in August 2007. All mortgage, taxes and insurance payments are current.

Series 44

As of September 30, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 10 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 44 reflects a net loss from Operating Partnerships of $(492,401) and $(667,232), respectively, which includes depreciation and amortization of $1,211,209 and $1,036,873, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. A site visit conducted in May 2008 rated the property in excellent condition. Occupancy rebounded by the end of the year, averaging 94% and further improved to 96% through the third quarter of 2008. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which was set to expire in 2008, for a period of three years. The property converted its construction loan to permanent financing effective June 2, 2008. All mortgage, taxes, and insurance payments are current.

Series 45

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 30 properties at September 30, 2008, of which 29 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 45 reflects a net loss from Operating Partnerships of $(838,350) and $(646,199), respectively, which includes depreciation and amortization of $1,547,218 and $1,469,783 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with home ownership an option available to qualifying tenants. Although the land is commonly owned and the units rented, the project has every appearance of being a single-family subdivision. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the third quarter of 2008, average occupancy improved to 87%, with occupancy at the end of the quarter reaching 94%. However, the property continues to operate below breakeven.

Reporting by the operating general partner has not been timely. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement, to defer 2007 principal payments. The Operating Partnership remains current on the interest portion of its debt service. Year-to-date 2008 reports, also received in third quarter of 2008, indicate a significant increase in payables and the existence of unpaid taxes. The investment general partner is investigating the status of real estate taxes and payables.

Generally, despite untimely and sporadic reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow.

Childress Apartments LTD (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Despite the low occupancy in 2007, the property operated above breakeven due to a rent increase coupled with funds withdrawn from the reserves for expensed improvements. In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007. The average occupancy increased to 82% through the second quarter of 2008 from 77% in the fourth quarter of 2007. However, at the end of the second quarter of 2008, hail and wind from a severe storm caused broken windows with resulting water damage to carpeting. The damage was covered by insurance and the windows and carpeting have all been repaired or replaced as needed. The property received the insurance proceeds during the third quarter. During this time, several residents chose to leave causing a decrease in average occupancy to 70% for the third quarter, with September ending at 75%. Management is confident that all units will be re-occupied. Local marketing including newspaper advertising, Chamber of Commerce and local churches has been effective at bringing in potential tenants. The management company will adjust their tenant selection criteria to include credit reports in an effort to improve collections and reduce the evictions for non-payment. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. To date, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions. A default notice was sent to the operating general partner on September 1, 2005. The default notice was then followed up by a demand letter sent to the operating general partner in July 2006. The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. Another non-profit organization, Four Oaks of Iowa, was retained to take over property management. The investment general partner met with representatives of both the original non-profit operating general partner and Four Oaks to determine a course of action that serves the best interest of the Operating Partnership. Four Oaks has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area. Four Oaks is continuing to work on forming an entity to step in as the operating general partner. Amendments to the Partnership Agreement have been drafted, but negotiations have stalled as Four Oaks currently is not willing to step into any guarantees. The investment general partner continues to work with Four Oaks as well as exploring the possibility of finding another replacement operating general partner. Occupancy is strong, averaging 100% in the third quarter of 2008. The property is operating at breakeven due to low operating expenses, combined with 100% soft debt financing, requiring payments of principal and interest from cash flow only. Trade payables, taxes and insurance are all current. A recent site visit found that the property was well maintained and managed. The investment general partner will continue to closely monitor operations and the status of the pending transfer of the operating general partner interest.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. A site visit conducted in May 2008 rated the property in excellent condition. Occupancy rebounded by the end of the year, averaging 94% and further improved to 96% through the third quarter of 2008. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which was set to expire in 2008, for a period of three years. The property converted its construction loan to permanent financing effective June 2, 2008. All mortgage, taxes, and insurance payments are current.

Series 46

As of September 30, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2008 and 2007, Series 46 reflects a net loss from Operating Partnerships of $(394,531) and $(561,850), respectively, which includes depreciation and amortization of $744,541 and $682,672, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi. Construction was completed April 4, 2006. The property operated below breakeven in 2007 despite averaging 99% occupied. Some of the loss is attributed to fees associated with the construction and lease-up of the complex. In addition, rents were inadequate to support normal operating expenses; so a rent increase of about $30 per unit was implemented in June 2007 for new move-ins or upon lease renewal. In 2007, the operating general partner also had to fund an operating reserve account in the sum of $48,150. Throughout the first three quarters of 2008, occupancy has remained strong averaging 98%. The raised rents have generated additional revenue and the overall operating expenses appear to be in line with the prior year's state averages. Regardless of the strong occupancy and increased revenue, the Operating Partnership continues to operate below breakeven due to the high debt service. The guarantee is unlimited in amount until thirty-six months after rental achievement is met; however, there is a further stipulation that the complex must sustain debt service coverage at 1.15 for twelve consecutive months before the guarantee is released. The investment limited partner will work with the operating general partner to monitor the partnership until operations have improved and all required reserves are funded. All real estate tax, mortgage, and insurance payments are current.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Fund is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements. However, the Fund does not expect SFAS 141R to have a material impact on the Fund's statement of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund's financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4T	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 17, 2008		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 17, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 17, 2008	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.