Form 10-Q
period 2008-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2009-02-17
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital (Deficit)	87-101
Statements of Cash Flows	102-157
Notes to Financial Statements	158-192

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	193-258

Item 3. Quantitative and Qualitative Disclosures About Market Risk	259

Item 4T. Controls and Procedures	259

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	260

Item 1A. Risk Factors	260

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	260

Item 3. Defaults Upon Senior Securities	260

Item 4. Submission of Matters to a Vote of Security Holders	260

Item 5. Other Information	260

Item 6. Exhibits	260

Signatures	261

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$193,117,910	$207,743,560

OTHER ASSETS
Cash and cash equivalents	6,436,062	6,849,444
Notes receivable	892,005	892,005
Acquisition costs net	30,082,855	31,189,499
Other assets	1,550,479	1,326,274

	$232,079,311	$248,000,782

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$63,389	$71,462
Accounts payable affiliates	44,744,341	40,753,556
Capital contributions payable	2,659,485	2,821,576

	47,467,215	43,646,594

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and outstanding	189,932,197	209,476,866
General Partner	(5,320,101)	(5,122,678)

	184,612,096	204,354,188

	$232,079,311	$248,000,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,010,100	$1,204,188

OTHER ASSETS
Cash and cash equivalents	172,454	168,406
Notes receivable	-	-
Acquisition costs net	63,407	66,086
Other assets	22,166	22,166

	$1,268,127	$1,460,846

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$10,000	$381
Accounts payable affiliates	3,060,754	2,857,440
Capital contributions payable	-	-

	3,070,754	2,857,821

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(1,476,349)	(1,074,754)
General Partner	(326,278)	(322,221)

	(1,802,627)	(1,396,975)

	$1,268,127	$1,460,846

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$150,568	$209,082

OTHER ASSETS
Cash and cash equivalents	3,279	6,279
Notes receivable	236,476	236,476
Acquisition costs net	34,681	36,146
Other assets	263,232	263,232

	$688,236	$751,215

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,926,315	1,765,217
Capital contributions payable	236,479	236,479

	2,162,794	2,002,077

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and outstanding	(1,297,861)	(1,076,402)
General Partner	(176,697)	(174,460)

	(1,474,558)	(1,250,862)

	$688,236	$751,215

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$554,992	$580,501

OTHER ASSETS
Cash and cash equivalents	72,715	81,744
Notes receivable	-	-
Acquisition costs net	108,981	113,586
Other assets	5,437	5,437

	$742,125	$781,268

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	3,013,059	2,808,499
Capital contributions payable	9,352	9,352

	3,022,411	2,818,232

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,038,401)	(1,797,512)
General Partner	(241,885)	(239,452)

	(2,280,286)	(2,036,964)

	$742,125	$781,268

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$662,879	$680,481

OTHER ASSETS
Cash and cash equivalents	27,650	40,491
Notes receivable	-	-
Acquisition costs net	162,070	168,918
Other assets	6,135	6,135

	$858,734	$896,025

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,500,155	2,306,057
Capital contributions payable	-	-

	2,500,155	2,306,438

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,340,160)	(1,111,462)
General Partner	(301,261)	(298,951)

	(1,641,421)	(1,410,413)

	$858,734	$896,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$221,201	$286,029

OTHER ASSETS
Cash and cash equivalents	117,208	135,973
Notes receivable	-	-
Acquisition costs net	181,133	188,786
Other assets	-	-

	$519,542	$610,788

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$1,059
Accounts payable affiliates	2,350,958	2,230,156
Capital contributions payable	9,999	9,999

	2,361,635	2,241,214

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(1,638,374)	(1,428,824)
General Partner	(203,719)	(201,602)

	(1,842,093)	(1,630,426)

	$519,542	$610,788

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,223,106	$2,477,296

OTHER ASSETS
Cash and cash equivalents	277,762	187,189
Notes receivable	-	-
Acquisition costs net	181,907	189,593
Other assets	40,320	40,320

	$2,723,095	$2,894,398

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$1,359
Accounts payable affiliates	2,141,269	1,986,762
Capital contributions payable	61,733	61,733

	2,203,980	2,049,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	771,368	1,093,543
General Partner	(252,253)	(248,999)

	519,115	844,544

	$2,723,095	$2,894,398

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,606,568	$5,982,367

OTHER ASSETS
Cash and cash equivalents	594,273	202,820
Notes receivable	129,062	129,062
Acquisition costs net	325,399	338,077
Other assets	3,633	6,509

	$6,658,935	$6,658,835

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$15,000	$381
Accounts payable affiliates	3,205,907	3,429,840
Capital contributions payable	29,490	29,490

	3,250,397	3,459,711

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	3,714,706	3,507,386
General Partner	(306,168)	(308,262)

	3,408,538	3,199,124

	$6,658,935	$6,658,835

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,591,460	$6,799,406

OTHER ASSETS
Cash and cash equivalents	97,605	87,690
Notes receivable	-	-
Acquisition costs net	265,304	276,514
Other assets	104,014	104,014

	$7,058,383	$7,267,624

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,891,456	2,642,897
Capital contributions payable	39,749	39,749

	2,931,205	2,683,027

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	4,292,353	4,745,198
General Partner	(165,175)	(160,601)

	4,127,178	4,584,597

	$7,058,383	$7,267,624

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,646,165	$5,524,970

OTHER ASSETS
Cash and cash equivalents	178,950	185,940
Notes receivable	-	-
Acquisition costs net	58,587	61,062
Other assets	2,595	2,595

	$4,886,297	$5,774,567

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	652,935	477,348
Capital contributions payable	40,968	40,968

	693,903	518,697

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	4,494,218	5,547,059
General Partner	(301,824)	(291,189)

	4,192,394	5,255,870

	$4,886,297	$5,774,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,579,273	$3,506,468

OTHER ASSETS
Cash and cash equivalents	143,552	174,993
Notes receivable	-	-
Acquisition costs net	58,725	61,209
Other assets	573	573

	$2,782,123	$3,743,243

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,149,538	1,897,697
Capital contributions payable	10,328	45,783

	2,159,866	1,943,861

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	954,681	2,120,035
General Partner	(332,424)	(320,653)

	622,257	1,799,382

	$2,782,123	$3,743,243

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,902,296	$4,341,662

OTHER ASSETS
Cash and cash equivalents	264,665	276,205
Notes receivable	-	-
Acquisition costs net	376,942	392,871
Other assets	6,675	6,675

	$4,550,578	$5,017,413

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	980,588	865,960
Capital contributions payable	127,396	127,396

	1,107,984	993,737

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	3,635,225	4,210,496
General Partner	(192,631)	(186,820)

	3,442,594	4,023,676

	$4,550,578	$5,017,413

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,094,021	$5,822,035

OTHER ASSETS
Cash and cash equivalents	177,638	258,422
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	134,137	134,137

	$5,405,796	$6,214,594

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$5,357
Accounts payable affiliates	1,527,620	1,304,506
Capital contributions payable	66,294	66,294

	1,593,914	1,376,157

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	4,153,023	5,169,312
General Partner	(341,141)	(330,875)

	3,811,882	4,838,437

	$5,405,796	$6,214,594

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,568,035	$8,742,643

OTHER ASSETS
Cash and cash equivalents	247,123	306,548
Notes receivable	46,908	46,908
Acquisition costs net	539,682	562,479
Other assets	133,638	133,638

	$8,535,386	$9,792,216

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,126,936	1,905,278
Capital contributions payable	298,561	298,561

	2,425,497	2,204,220

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	6,455,151	7,918,477
General Partner	(345,262)	(330,481)

	6,109,889	7,587,996

	$8,535,386	$9,792,216

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,898,526	$6,206,010

OTHER ASSETS
Cash and cash equivalents	178,641	186,282
Notes receivable	-	-
Acquisition costs net	484,219	504,677
Other assets	125,000	125,000

	$6,686,386	$7,021,969

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$447
Accounts payable affiliates	1,274,823	1,131,261
Capital contributions payable	194,154	194,154

	1,468,977	1,325,862

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	5,391,015	5,864,926
General Partner	(173,606)	(168,819)

	5,217,409	5,696,107

	$6,686,386	$7,021,969

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,394,593	$7,235,804

OTHER ASSETS
Cash and cash equivalents	54,878	66,702
Notes receivable	-	-
Acquisition costs net	769,532	802,049
Other assets	-	-

	$7,219,003	$8,104,555

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	2,326,415	2,091,915
Capital contributions payable	8,244	8,244

	2,334,659	2,100,540

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	5,135,892	6,244,366
General Partner	(251,548)	(240,351)

	4,884,344	6,004,015

	$7,219,003	$8,104,555

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,079,865	$9,704,927

OTHER ASSETS
Cash and cash equivalents	117,791	148,626
Notes receivable	-	-
Acquisition costs net	2,180,777	2,272,925
Other assets	12,739	14,109

	$11,391,172	$12,140,587

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$7,198
Accounts payable affiliates	1,099,892	953,622
Capital contributions payable	-	-

	1,099,892	960,820

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	10,470,392	11,349,994
General Partner	(179,112)	(170,227)

	10,291,280	11,179,767

	$11,391,172	$12,140,587

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,680,580	$6,035,254

OTHER ASSETS
Cash and cash equivalents	92,335	97,695
Notes receivable	-	-
Acquisition costs net	1,497,397	1,560,667
Other assets	1,691	3,061

	$7,272,003	$7,696,677

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,456,597	1,348,538
Capital contributions payable	-	-

	1,456,597	1,348,919

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	5,935,916	6,462,944
General Partner	(120,510)	(115,186)

	5,815,406	6,347,758

	$7,272,003	$7,696,677

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,192,590	$9,109,138

OTHER ASSETS
Cash and cash equivalents	279,791	305,864
Notes receivable	-	-
Acquisition costs net	1,687,432	1,754,921
Other assets	81,235	81,235

	$10,241,048	$11,251,158

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$522
Accounts payable affiliates	1,171,611	1,042,963
Capital contributions payable	138,438	138,438

	1,310,049	1,181,923

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	9,057,252	10,184,106
General Partner	(126,253)	(114,871)

	8,930,999	10,069,235

	$10,241,048	$11,251,158

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,122,611	$10,629,006

OTHER ASSETS
Cash and cash equivalents	240,277	133,521
Notes receivable	-	-
Acquisition costs net	1,941,996	2,013,922
Other assets	4,875	4,875

	$12,309,759	$12,781,324

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,122,923	1,024,623
Capital contributions payable	-	-

	1,122,923	1,025,004

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	11,293,252	11,857,041
General Partner	(106,416)	(100,721)

	11,186,836	11,756,320

	$12,309,759	$12,781,324

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,992,654	$8,575,183

OTHER ASSETS
Cash and cash equivalents	230,054	158,655
Notes receivable	-	-
Acquisition costs net	1,799,548	1,865,383
Other assets	-	-

	$10,022,256	$10,599,221

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	929,699	852,099
Capital contributions payable	-	-

	929,699	852,480

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	9,198,073	9,845,715
General Partner	(105,516)	(98,974)

	9,092,557	9,746,741

	$10,022,256	$10,599,221

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,868,903	$10,446,429

OTHER ASSETS
Cash and cash equivalents	108,917	142,164
Notes receivable	-	-
Acquisition costs net	2,206,147	2,282,946
Other assets	9,873	9,873

	$12,193,840	$12,881,412

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$37,114
Accounts payable affiliates	1,721,300	1,566,350
Capital contributions payable	102	8,694

	1,758,135	1,612,158

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	10,556,290	11,381,504
General Partner	(120,585)	(112,250)

	10,435,705	11,269,254

	$12,193,840	$12,881,412

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,227,078	$8,842,020

OTHER ASSETS
Cash and cash equivalents	33,774	21,723
Notes receivable	-	-
Acquisition costs net	2,397,281	2,483,931
Other assets	1,217	1,217

	$10,659,350	$11,348,891

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$9,584
Accounts payable affiliates	2,145,674	1,941,535
Capital contributions payable	100	100

	2,145,774	1,951,219

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	8,677,609	9,552,864
General Partner	(164,033)	(155,192)

	8,513,576	9,397,672

	$10,659,350	$11,348,891

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,894,108	$12,469,734

OTHER ASSETS
Cash and cash equivalents	364,127	649,411
Notes receivable	292,933	292,933
Acquisition costs net	2,481,611	2,567,183
Other assets	184,612	66,984

	$15,217,391	$16,046,245

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,059,839	995,597
Capital contributions payable	452,937	457,148

	1,512,776	1,453,126

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	13,808,507	14,688,126
General Partner	(103,892)	(95,007)

	13,704,615	14,593,119

	$15,217,391	$16,046,245

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$15,795,393	$16,587,969

OTHER ASSETS
Cash and cash equivalents	179,857	343,255
Notes receivable	186,626	186,626
Acquisition costs net	3,227,204	3,338,381
Other assets	202,917	85,289

	$19,591,997	$20,541,520

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	1,039,115	859,030
Capital contributions payable	307,738	310,006

	1,346,853	1,169,417

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	18,384,215	19,499,904
General Partner	(139,071)	(127,801)

	18,245,144	19,372,103

	$19,591,997	$20,541,520

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,525,406	$13,358,199

OTHER ASSETS
Cash and cash equivalents	811,280	864,250
Notes receivable	-	-
Acquisition costs net	2,287,808	2,364,068
Other assets	197,058	197,058

	$15,821,552	$16,783,575

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$381
Accounts payable affiliates	392,930	229,402
Capital contributions payable	590,561	702,126

	983,491	931,909

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	14,927,129	15,930,598
General Partner	(89,068)	(78,932)

	14,838,061	15,851,666

	$15,821,552	$16,783,575

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$21,513,346	$22,717,292

OTHER ASSETS
Cash and cash equivalents	872,963	1,030,160
Notes receivable	-	-
Acquisition costs net	2,745,957	2,837,508
Other assets	6,707	12,142

	$25,138,973	$26,597,102

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$678
Accounts payable affiliates	284,224	159,301
Capital contributions payable	16,724	16,724

	300,948	176,703

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	24,943,307	26,509,857
General Partner	(105,282)	(89,458)

	24,838,025	26,420,399

	$25,138,973	$26,597,102

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$19,121,593	$19,669,467

OTHER ASSETS
Cash and cash equivalents	496,503	588,436
Notes receivable	-	-
Acquisition costs net	2,019,128	2,085,611
Other assets	-	-

	$21,637,224	$22,343,514

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$1,667
Accounts payable affiliates	191,809	79,663
Capital contributions payable	20,138	20,138

	211,947	101,468

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	21,473,768	22,282,369
General Partner	(48,491)	(40,323)

	21,425,277	22,242,046

	$21,637,224	$22,343,514

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$45,477	$222,477
Other income	899,471	143,312

	944,948	365,789

Share of loss from Operating Partnerships (Note D)	(4,306,910)	(5,476,477)

Expenses
Professional fees	88,861	146,530
Fund management fee (Note C)	1,582,517	1,352,998
Amortization	402,563	402,563
General and administrative expenses	240,063	443,280

	2,314,004	2,345,371

NET INCOME (LOSS)	$(5,675,966)	$(7,456,059)

Net income (loss) allocated to assignees	$(5,619,209)	$(7,381,499)

Net income (loss) allocated to general partner	$(56,757)	$(74,560)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2008	2007

Income
Interest income	$986	$2,833
Other income	-	-

	986	2,833

Share of loss from Operating Partnerships (Note D)	(75,880)	(115,346)

Expenses
Professional fees	2,265	3,386
Fund management fee (Note C)	63,507	43,107
Amortization	893	893
General and administrative expenses	9,082	17,838

	75,747	65,224

NET INCOME (LOSS)	$(150,641)	$(177,737)

Net income (loss) allocated to assignees	$(149,135)	$(175,960)

Net income (loss) allocated to general partner	$(1,506)	$(1,777)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2008	2007

Income
Interest income	$17	$72
Other income	254	-

	271	72

Share of loss from Operating Partnerships (Note D)	(5,360)	(26,075)

Expenses
Professional fees	2,312	17,901
Fund management fee (Note C)	44,763	41,304
Amortization	488	488
General and administrative expenses	5,772	12,686

	53,335	72,379

NET INCOME (LOSS)	$(58,424)	$(98,382)

Net income (loss) allocated to assignees	$(57,840)	$(97,398)

Net income (loss) allocated to general partner	$(584)	$(984)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2008	2007

Income
Interest income	$50	$217
Other income	1,214	9,772

	1,264	9,989

Share of loss from Operating Partnerships (Note D)	(7,898)	(22,025)

Expenses
Professional fees	4,570	11,494
Fund management fee (Note C)	62,148	58,816
Amortization	1,535	1,535
General and administrative expenses	8,094	12,669

	76,347	84,514

NET INCOME (LOSS)	$(82,981)	$(96,550)

Net income (loss) allocated to assignees	$(82,151)	$(95,585)

Net income (loss) allocated to general partner	$(830)	$(965)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2008	2007

Income
Interest income	$99	$424
Other income	801	1,335

	900	1,759

Share of loss from Operating Partnerships (Note D)	(37,589)	(28,057)

Expenses
Professional fees	1,789	2,122
Fund management fee (Note C)	49,502	57,752
Amortization	2,283	2,283
General and administrative expenses	8,540	16,464

	62,114	78,621

NET INCOME (LOSS)	$(98,803)	$(104,919)

Net income (loss) allocated to assignees	$(97,815)	$(103,870)

Net income (loss) allocated to general partner	$(988)	$(1,049)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2008	2007

Income
Interest income	$72	$934
Other income	-	29,520

	72	30,454

Share of loss from Operating Partnerships (Note D)	(5,723)	(68,152)

Expenses
Professional fees	1,535	2,909
Fund management fee (Note C)	56,725	52,400
Amortization	2,551	2,551
General and administrative expenses	6,988	14,073

	67,799	71,933

NET INCOME (LOSS)	$(73,450)	$(109,631)

Net income (loss) allocated to assignees	$(72,716)	$(108,535)

Net income (loss) allocated to general partner	$(734)	$(1,096)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2008	2007

Income
Interest income	$1,232	$2,295
Other income	-	32,499

	1,232	34,794

Share of loss from Operating Partnerships (Note D)	(10,667)	(36,806)

Expenses
Professional fees	8,051	2,627
Fund management fee (Note C)	68,169	53,369
Amortization	3,805	3,805
General and administrative expenses	7,886	15,595

	87,911	75,396

NET INCOME (LOSS)	$(97,346)	$(77,408)

Net income (loss) allocated to assignees	$(96,373)	$(76,634)

Net income (loss) allocated to general partner	$(973)	$(774)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2008	2007

Income
Interest income	$15,045	$2,650
Other income	823,335	2,040

	838,380	4,690

Share of loss from Operating Partnerships (Note D)	(97,269)	(89,379)

Expenses
Professional fees	2,579	3,028
Fund management fee (Note C)	100,190	94,922
Amortization	4,226	4,226
General and administrative expenses	10,985	19,463

	117,980	121,639

NET INCOME (LOSS)	$623,131	$(206,328)

Net income (loss) allocated to assignees	$616,900	$(204,265)

Net income (loss) allocated to general partner	$6,231	$(2,063)

Net income (loss) per BAC	$.15	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2008	2007

Income
Interest income	$78	$730
Other income	-	-

	78	730

Share of loss from Operating Partnerships (Note D)	(21,439)	(100,538)

Expenses
Professional fees	1,507	2,503
Fund management fee (Note C)	78,801	77,553
Amortization	3,914	3,914
General and administrative expenses	6,864	13,484

	91,086	97,454

NET INCOME (LOSS)	$(112,447)	$(197,262)

Net income (loss) allocated to assignees	$(111,323)	$(195,289)

Net income (loss) allocated to general partner	$(1,124)	$(1,973)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2008	2007

Income
Interest income	$1,011	$1,436
Other income	-	85

	1,011	1,521

Share of loss from Operating Partnerships (Note D)	(225,942)	(235,849)

Expenses
Professional fees	1,869	3,851
Fund management fee (Note C)	64,776	47,979
Amortization	825	825
General and administrative expenses	9,660	17,273

	77,130	69,928

NET INCOME (LOSS)	$(302,061)	$(304,256)

Net income (loss) allocated to assignees	$(299,040)	$(301,213)

Net income (loss) allocated to general partner	$(3,021)	$(3,043)

Net income (loss) per BAC	$(.07)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2008	2007

Income
Interest income	$110	$1,953
Other income	35,455	-

	35,565	1,953

Share of loss from Operating Partnerships (Note D)	(350,219)	(379,805)

Expenses
Professional fees	4,943	9,630
Fund management fee (Note C)	72,057	37,136
Amortization	828	828
General and administrative expenses	9,592	17,382

	87,420	64,976

NET INCOME (LOSS)	$(402,074)	$(442,828)

Net income (loss) allocated to assignees	$(398,053)	$(438,400)

Net income (loss) allocated to general partner	$(4,021)	$(4,428)

Net income (loss) per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2008	2007

Income
Interest income	$1,577	$1,901
Other income	-	37,161

	1,577	39,062

Share of loss from Operating Partnerships (Note D)	(94,403)	(92,134)

Expenses
Professional fees	1,482	4,636
Fund management fee (Note C)	44,142	20,704
Amortization	5,310	5,310
General and administrative expenses	7,432	13,874

	58,366	44,524

NET INCOME (LOSS)	$(151,192)	$(97,596)

Net income (loss) allocated to assignees	$(149,680)	$(96,620)

Net income (loss) allocated to general partner	$(1,512)	$(976)

Net income (loss) per BAC	$(.06)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2008	2007

Income
Interest income	$813	$1,370
Other income	-	900

	813	2,270

Share of loss from Operating Partnerships (Note D)	(209,410)	(894,385)

Expenses
Professional fees	8,047	34,888
Fund management fee (Note C)	80,538	56,060
Amortization	-	-
General and administrative expenses	9,841	17,850

	98,426	108,798

NET INCOME (LOSS)	$(307,023)	$(1,000,913)

Net income (loss) allocated to assignees	$(303,953)	$(990,904)

Net income (loss) allocated to general partner	$(3,070)	$(10,009)

Net income (loss) per BAC	$(.07)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2008	2007

Income
Interest income	$1,299	$3,246
Other income	5,250	3,450

	6,549	6,696

Share of loss from Operating Partnerships (Note D)	(303,817)	(344,322)

Expenses
Professional fees	4,494	5,777
Fund management fee (Note C)	75,686	49,664
Amortization	9,181	9,181
General and administrative expenses	10,617	17,840

	99,978	82,462

NET INCOME (LOSS)	$(397,246)	$(420,088)

Net income (loss) allocated to assignees	$(393,274)	$(415,887)

Net income (loss) allocated to general partner	$(3,972)	$(4,201)

Net income (loss) per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2008	2007

Income
Interest income	$387	$528
Other income	3,300	1,050

	3,687	1,578

Share of loss from Operating Partnerships (Note D)	(92,786)	(186,357)

Expenses
Professional fees	1,330	2,951
Fund management fee (Note C)	43,022	42,554
Amortization	6,820	6,820
General and administrative expenses	7,226	13,447

	58,398	65,772

NET INCOME (LOSS)	$(147,497)	$(250,551)

Net income (loss) allocated to assignees	$(146,022)	$(248,045)

Net income (loss) allocated to general partner	$(1,475)	$(2,506)

Net income (loss) per BAC	$(.06)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2008	2007

Income
Interest income	$25	$110
Other income	3,600	1,650

	3,625	1,760

Share of loss from Operating Partnerships (Note D)	(268,924)	(319,330)

Expenses
Professional fees	1,564	3,188
Fund management fee (Note C)	68,860	59,093
Amortization	10,984	10,984
General and administrative expenses	8,806	15,278

	90,214	88,543

NET INCOME (LOSS)	$(355,513)	$(406,113)

Net income (loss) allocated to assignees	$(351,958)	$(402,052)

Net income (loss) allocated to general partner	$(3,555)	$(4,061)

Net income (loss) per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2008	2007

Income
Interest income	$118	$504
Other income	3,000	1,950

	3,118	2,454

Share of loss from Operating Partnerships (Note D)	(184,610)	(127,460)

Expenses
Professional fees	1,495	3,142
Fund management fee (Note C)	57,090	42,090
Amortization	32,309	32,309
General and administrative expenses	8,419	15,009

	99,313	92,550

NET INCOME (LOSS)	$(280,805)	$(217,556)

Net income (loss) allocated to assignees	$(277,997)	$(215,380)

Net income (loss) allocated to general partner	$(2,808)	$(2,176)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2008	2007

Income
Interest income	$95	$1,042
Other income	1,050	300

	1,145	1,342

Share of loss from Operating Partnerships (Note D)	(111,760)	(166,124)

Expenses
Professional fees	3,630	1,783
Fund management fee (Note C)	39,861	37,678
Amortization	22,116	22,116
General and administrative expenses	6,625	12,349

	72,232	73,926

NET INCOME (LOSS)	$(182,847)	$(238,708)

Net income (loss) allocated to assignees	$(181,019)	$(236,321)

Net income (loss) allocated to general partner	$(1,828)	$(2,387)

Net income (loss) per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2008	2007

Income
Interest income	$1,291	$3,693
Other income	1,650	600

	2,941	4,293

Share of loss from Operating Partnerships (Note D)	(260,310)	(229,071)

Expenses
Professional fees	2,624	2,380
Fund management fee (Note C)	51,216	29,163
Amortization	23,705	23,705
General and administrative expenses	8,523	15,277

	86,068	70,525

NET INCOME (LOSS)	$(343,437)	$(295,303)

Net income (loss) allocated to assignees	$(340,003)	$(292,350)

Net income (loss) allocated to general partner	$(3,434)	$(2,953)

Net income (loss) per BAC	$(.14)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2008	2007

Income
Interest income	$1,106	$1,480
Other income	2,700	750

	3,806	2,230

Share of loss from Operating Partnerships (Note D)	(124,723)	(135,752)

Expenses
Professional fees	2,690	1,821
Fund management fee (Note C)	36,100	37,755
Amortization	24,728	24,728
General and administrative expenses	8,943	15,647

	72,461	79,951

NET INCOME (LOSS)	$(193,378)	$(213,473)

Net income (loss) allocated to assignees	$(191,444)	$(211,338)

Net income (loss) allocated to general partner	$(1,934)	$(2,135)

Net income (loss) per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2008	2007

Income
Interest income	$1,388	$2,520
Other income	1,650	900

	3,038	3,420

Share of loss from Operating Partnerships (Note D)	(183,358)	(150,996)

Expenses
Professional fees	3,192	1,768
Fund management fee (Note C)	30,700	34,200
Amortization	22,581	22,581
General and administrative expenses	8,272	14,938

	64,745	73,487

NET INCOME (LOSS)	$(245,065)	$(221,063)

Net income (loss) allocated to assignees	$(242,614)	$(218,852)

Net income (loss) allocated to general partner	$(2,451)	$(2,211)

Net income (loss) per BAC	$(.11)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2008	2007

Income
Interest income	$92	$393
Other income	2,550	1,050

	2,642	1,443

Share of loss from Operating Partnerships (Note D)	(210,778)	(220,150)

Expenses
Professional fees	2,473	1,875
Fund management fee (Note C)	46,004	47,524
Amortization	28,433	28,433
General and administrative expenses	8,852	16,248

	85,762	94,080

NET INCOME (LOSS)	$(293,898)	$(312,787)

Net income (loss) allocated to assignees	$(290,959)	$(309,659)

Net income (loss) allocated to general partner	$(2,939)	$(3,128)

Net income (loss) per BAC	$(.11)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2008	2007

Income
Interest income	$71	$307
Other income	2,850	2,100

	2,921	2,407

Share of loss from Operating Partnerships (Note D)	(228,273)	(311,479)

Expenses
Professional fees	4,559	2,258
Fund management fee (Note C)	57,999	60,212
Amortization	33,482	33,482
General and administrative expenses	9,997	18,299

	106,037	114,251

NET INCOME (LOSS)	$(331,389)	$(423,323)

Net income (loss) allocated to assignees	$(328,075)	$(419,090)

Net income (loss) allocated to general partner	$(3,314)	$(4,233)

Net income (loss) per BAC	$(.11)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2008	2007

Income
Interest income	$3,029	$137,579
Other income	2,562	1,500

	5,591	139,079

Share of loss from Operating Partnerships (Note D)	(216,840)	(190,953)

Expenses
Professional fees	8,767	3,443
Fund management fee (Note C)	52,126	40,678
Amortization	29,283	29,283
General and administrative expenses	10,217	14,664

	100,393	88,068

NET INCOME (LOSS)	$(311,642)	$(139,942)

Net income (loss) allocated to assignees	$(308,526)	$(138,543)

Net income (loss) allocated to general partner	$(3,116)	$(1,399)

Net income (loss) per BAC	$(.11)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2008	2007

Income
Interest income	$1,413	$3,917
Other income	1,200	2,700

	2,613	6,617

Share of loss from Operating Partnerships (Note D)	(198,791)	(260,001)

Expenses
Professional fees	1,705	2,344
Fund management fee (Note C)	71,795	72,468
Amortization	41,837	41,837
General and administrative expenses	10,975	29,700

	126,312	146,349

NET INCOME (LOSS)	$(322,490)	$(399,733)

Net income (loss) allocated to assignees	$(319,265)	$(395,736)

Net income (loss) allocated to general partner	$(3,225)	$(3,997)

Net income (loss) per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2008	2007

Income
Interest income	$6,336	$10,925
Other income	1,650	2,400

	7,986	13,325

Share of loss from Operating Partnerships (Note D)	(276,309)	(233,325)

Expenses
Professional fees	1,344	1,842
Fund management fee (Note C)	14,717	34,771
Amortization	28,252	28,252
General and administrative expenses	9,231	16,728

	53,544	81,593

NET INCOME (LOSS)	$(321,867)	$(301,593)

Net income (loss) allocated to assignees	$(318,648)	$(298,577)

Net income (loss) allocated to general partner	$(3,219)	$(3,016)

Net income (loss) per BAC	$(.12)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2008	2007

Income
Interest income	$4,779	$17,589
Other income	2,400	4,800

	7,179	22,389

Share of loss from Operating Partnerships (Note D)	(358,647)	(352,074)

Expenses
Professional fees	3,872	11,050
Fund management fee (Note C)	91,641	74,890
Amortization	36,221	36,221
General and administrative expenses	12,038	20,883

	143,772	143,044

NET INCOME (LOSS)	$(495,240)	$(472,729)

Net income (loss) allocated to assignees	$(490,288)	$(468,002)

Net income (loss) allocated to general partner	$(4,952)	$(4,727)

Net income (loss) per BAC	$(.12)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2008	2007

Income
Interest income	$2,958	$21,829
Other income	3,000	4,800

	5,958	26,629

Share of loss from Operating Partnerships (Note D)	(145,185)	(160,532)

Expenses
Professional fees	4,173	1,933
Fund management fee (Note C)	60,382	49,156
Amortization	25,973	25,973
General and administrative expenses	10,586	18,322

	101,114	95,384

NET INCOME (LOSS)	$(240,341)	$(229,287)

Net income (loss) allocated to assignees	$(237,938)	$(226,994)

Net income (loss) allocated to general partner	$(2,403)	$(2,293)

Net income (loss) per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$130,220	$399,012
Other income	1,103,929	173,832

	1,234,149	572,844

Share of loss from Operating Partnerships (Note D)	(13,773,552)	(16,622,868)

Expenses
Professional fees	793,976	940,496
Fund management fee (Note C)	4,574,655	4,639,719
Amortization	1,207,685	1,207,685
General and administrative expenses	626,373	893,747

	7,202,689	7,681,647

NET INCOME (LOSS)	$(19,742,092)	$(23,731,671)

Net income (loss) allocated to assignees	$(19,544,669)	$(23,494,353)

Net income (loss) allocated to general partner	$(197,423)	$(237,318)

Net income (loss) per BAC	$(.23)	$(.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2008	2007

Income
Interest income	$3,496	$9,083
Other income	57,972	20,109

	61,468	29,192

Share of loss from Operating Partnerships (Note D)	(194,088)	(311,925)

Expenses
Professional fees	30,009	32,466
Fund management fee (Note C)	215,953	191,898
Amortization	2,679	2,679
General and administrative expenses	24,391	38,390

	273,032	265,433

NET INCOME (LOSS)	$(405,652)	$(548,166)

Net income (loss) allocated to assignees	$(401,595)	$(542,684)

Net income (loss) allocated to general partner	$(4,057)	$(5,482)

Net income (loss) per BAC	$(.10)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2008	2007

Income
Interest income	$74	$205
Other income	1,489	-

	1,563	205

Share of loss from Operating Partnerships (Note D)	(58,514)	(96,011)

Expenses
Professional fees	21,005	42,587
Fund management fee (Note C)	128,556	135,530
Amortization	1,465	1,465
General and administrative expenses	15,719	24,393

	166,745	203,975

NET INCOME (LOSS)	$(223,696)	$(299,781)

Net income (loss) allocated to assignees	$(221,459)	$(296,783)

Net income (loss) allocated to general partner	$(2,237)	$(2,998)

Net income (loss) per BAC	$(.12)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2008	2007

Income
Interest income	$229	$2,110
Other income	16,476	18,948

	16,705	21,058

Share of loss from Operating Partnerships (Note D)	(25,509)	(71,818)

Expenses
Professional fees	32,892	55,970
Fund management fee (Note C)	176,715	177,899
Amortization	4,605	4,605
General and administrative expenses	20,306	34,139

	234,518	272,613

NET INCOME (LOSS)	$(243,322)	$(323,373)

Net income (loss) allocated to assignees	$(240,889)	$(320,139)

Net income (loss) allocated to general partner	$(2,433)	$(3,234)

Net income (loss) per BAC	$(.09)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2008	2007

Income
Interest income	$429	$1,152
Other income	801	1,335

	1,230	2,487

Share of loss from Operating Partnerships (Note D)	(17,602)	(90,728)

Expenses
Professional fees	28,291	32,463
Fund management fee (Note C)	156,884	176,134
Amortization	6,848	6,848
General and administrative expenses	22,613	35,271

	214,636	250,716

NET INCOME (LOSS)	$(231,008)	$(338,957)

Net income (loss) allocated to assignees	$(228,698)	$(335,567)

Net income (loss) allocated to general partner	$(2,310)	$(3,390)

Net income (loss) per BAC	$(.07)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2008	2007

Income
Interest income	$1,335	$3,045
Other income	34,107	29,823

	35,442	32,868

Share of loss from Operating Partnerships (Note D)	(48,065)	(112,174)

Expenses
Professional fees	28,497	32,802
Fund management fee (Note C)	145,231	161,697
Amortization	7,653	7,653
General and administrative expenses	17,663	26,801

	199,044	228,953

NET INCOME (LOSS)	$(211,667)	$(308,259)

Net income (loss) allocated to assignees	$(209,550)	$(305,176)

Net income (loss) allocated to general partner	$(2,117)	$(3,083)

Net income (loss) per BAC	$(.10)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2008	2007

Income
Interest income	$4,407	$6,211
Other income	54,696	32,499

	59,103	38,710

Share of loss from Operating Partnerships (Note D)	(150,050)	(351,295)

Expenses
Professional fees	42,854	34,731
Fund management fee (Note C)	155,795	183,415
Amortization	11,414	11,414
General and administrative expenses	24,419	32,489

	234,482	262,049

NET INCOME (LOSS)	$(325,429)	$(574,634)

Net income (loss) allocated to assignees	$(322,175)	$(568,888)

Net income (loss) allocated to general partner	$(3,254)	$(5,746)

Net income (loss) per BAC	$(.11)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2008	2007

Income
Interest income	$17,837	$7,615
Other income	825,082	2,146

	842,919	9,761

Share of loss from Operating Partnerships (Note D)	(270,736)	(471,131)

Expenses
Professional fees	47,729	52,225
Fund management fee (Note C)	275,976	282,087
Amortization	12,678	12,678
General and administrative expenses	26,386	40,597

	362,769	387,587

NET INCOME (LOSS)	$209,414	$(848,957)

Net income (loss) allocated to assignees	$207,320	$(840,467)

Net income (loss) allocated to general partner	$2,094	$(8,490)

Net income (loss) per BAC	$.05	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2008	2007

Income
Interest income	$950	$2,100
Other income	703	-

	1,653	2,100

Share of loss from Operating Partnerships (Note D)	(206,973)	(634,422)

Expenses
Professional fees	25,810	27,481
Fund management fee (Note C)	197,069	226,920
Amortization	11,741	11,741
General and administrative expenses	17,479	26,898

	252,099	293,040

NET INCOME (LOSS)	$(457,419)	$(925,362)

Net income (loss) allocated to assignees	$(452,845)	$(916,108)

Net income (loss) allocated to general partner	$(4,574)	$(9,254)

Net income (loss) per BAC	$(.18)	$(.37)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2008	2007

Income
Interest income	$2,157	$5,941
Other income	4,492	85

	6,649	6,026

Share of loss from Operating Partnerships (Note D)	(816,251)	(808,667)

Expenses
Professional fees	35,619	39,063
Fund management fee (Note C)	190,765	184,929
Amortization	2,475	2,475
General and administrative expenses	25,015	35,939

	253,874	262,406

NET INCOME (LOSS)	$(1,063,476)	$(1,065,047)

Net income (loss) allocated to assignees	$(1,052,841)	$(1,054,397)

Net income (loss) allocated to general partner	$(10,635)	$(10,650)

Net income (loss) per BAC	$(.26)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2008	2007

Income
Interest income	$2,537	$6,373
Other income	35,455	-

	37,992	6,373

Share of loss from Operating Partnerships (Note D)	(926,261)	(981,747)

Expenses
Professional fees	37,906	49,896
Fund management fee (Note C)	222,735	180,119
Amortization	2,484	2,484
General and administrative expenses	25,731	37,822

	288,856	270,321

NET INCOME (LOSS)	$(1,177,125)	$(1,245,695)

Net income (loss) allocated to assignees	$(1,165,354)	$(1,233,238)

Net income (loss) allocated to general partner	$(11,771)	$(12,457)

Net income (loss) per BAC	$(.29)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2008	2007

Income
Interest income	$3,963	$6,208
Other income	-	37,161

	3,963	43,369

Share of income (loss) from Operating Partnerships (Note D)	(404,235)	(281,023)

Expenses
Professional fees	29,559	42,180
Fund management fee (Note C)	116,003	95,494
Amortization	15,929	15,929
General and administrative expenses	19,319	27,598

	180,810	181,201

NET INCOME (LOSS)	$(581,082)	$(418,855)

Net loss allocated to assignees	$(575,271)	$(414,666)

Net loss allocated to general partner	$(5,811)	$(4,189)

Net loss per BAC	$(.22)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2008	2007

Income
Interest income	$2,252	$3,391
Other income	5,609	900

	7,861	4,291

Share of loss from Operating Partnerships (Note D)	(723,781)	(1,632,997)

Expenses
Professional fees	41,134	68,613
Fund management fee (Note C)	242,764	215,968
Amortization	-	-
General and administrative expenses	26,737	37,237

	310,635	321,818

NET INCOME (LOSS)	$(1,026,555)	$(1,950,524)

Net income (loss) allocated to assignees	$(1,016,289)	$(1,931,019)

Net income (loss) allocated to general partner	$(10,266)	$(19,505)

Net income (loss) per BAC	$(.23)	$(.44)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2008	2007

Income
Interest income	$6,180	$9,913
Other income	5,250	3,450

	11,430	13,363

Share of loss from Operating Partnerships (Note D)	(1,169,863)	(1,051,171)

Expenses
Professional fees	35,973	38,666
Fund management fee (Note C)	228,103	215,431
Amortization	27,542	27,542
General and administrative expenses	28,056	38,884

	319,674	320,523

NET INCOME (LOSS)	$(1,478,107)	$(1,358,331)

Net income (loss) allocated to assignees	$(1,463,326)	$(1,344,748)

Net income (loss) allocated to general partner	$(14,781)	$(13,583)

Net income (loss) per BAC	$(.31)	$(.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2008	2007

Income
Interest income	$921	$2,638
Other income	3,300	1,050

	4,221	3,688

Share of loss from Operating Partnerships (Note D)	(301,929)	(577,478)

Expenses
Professional fees	16,953	19,287
Fund management fee (Note C)	125,004	118,447
Amortization	20,458	20,458
General and administrative expenses	18,575	26,647

	180,990	184,839

NET INCOME (LOSS)	$(478,698)	$(758,629)

Net income (loss) allocated to assignees	$(473,911)	$(751,043)

Net income (loss) allocated to general partner	$(4,787)	$(7,586)

Net income (loss) per BAC	$(.18)	$(.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2008	2007

Income
Interest income	$118	$1,176
Other income	3,600	1,650

	3,718	2,826

Share of loss from Operating Partnerships (Note D)	(840,775)	(916,846)

Expenses
Professional fees	25,302	27,375
Fund management fee (Note C)	202,292	205,691
Amortization	32,953	32,953
General and administrative expenses	22,067	32,060

	282,614	298,079

NET INCOME (LOSS)	$(1,119,671)	$(1,212,099)

Net income (loss) allocated to assignees	$(1,108,474)	$(1,199,978)

Net income (loss) allocated to general partner	$(11,197)	$(12,121)

Net income (loss) per BAC	$(.31)	$(.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2008	2007

Income
Interest income	$529	$2,406
Other income	3,000	1,950

	3,529	4,356

Share of loss from Operating Partnerships (Note D)	(620,284)	(567,055)

Expenses
Professional fees	14,364	17,218
Fund management fee (Note C)	138,770	148,767
Amortization	96,926	96,926
General and administrative expenses	21,672	31,188

	271,732	294,099

NET INCOME (LOSS)	$(888,487)	$(856,798)

Net income (loss) allocated to assignees	$(879,602)	$(848,230)

Net income (loss) allocated to general partner	$(8,885)	$(8,568)

Net income (loss) per BAC	$(.27)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2008	2007

Income
Interest income	$1,112	$2,460
Other income	1,050	300

	2,162	2,760

Share of loss from Operating Partnerships (Note D)	(348,537)	(410,858)

Expenses
Professional fees	19,212	17,833
Fund management fee (Note C)	83,418	111,441
Amortization	66,347	66,347
General and administrative expenses	17,000	23,378

	185,977	218,999

NET INCOME (LOSS)	$(532,352)	$(627,097)

Net income (loss) allocated to assignees	$(527,028)	$(620,826)

Net income (loss) allocated to general partner	$(5,324)	$(6,271)

Net income (loss) per BAC	$(.25)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2008	2007

Income
Interest income	$5,993	$10,400
Other income	1,650	750

	7,643	11,150

Share of loss from Operating Partnerships (Note D)	(892,132)	(727,919)

Expenses
Professional fees	17,126	17,353
Fund management fee (Note C)	143,148	129,095
Amortization	71,115	71,115
General and administrative expenses	22,358	28,731

	253,747	246,294

NET INCOME (LOSS)	$(1,138,236)	$(963,063)

Net income (loss) allocated to assignees	$(1,126,854)	$(953,432)

Net income (loss) allocated to general partner	$(11,382)	$(9,631)

Net income (loss) per BAC	$(.45)	$(.38)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2008	2007

Income
Interest income	$2,908	$4,042
Other income	2,700	750

	5,608	4,792

Share of loss from Operating Partnerships (Note D)	(344,461)	(417,871)

Expenses
Professional fees	19,632	19,415
Fund management fee (Note C)	113,627	119,955
Amortization	74,184	74,184
General and administrative expenses	23,188	29,454

	230,631	243,008

NET INCOME (LOSS)	$(569,484)	$(656,087)

Net income (loss) allocated to assignees	$(563,789)	$(649,526)

Net income (loss) allocated to general partner	$(5,695)	$(6,561)

Net income (loss) per BAC	$(.22)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2008	2007

Income
Interest income	$4,075	$6,655
Other income	1,650	900

	5,725	7,555

Share of loss from Operating Partnerships (Note D)	(481,663)	(429,717)

Expenses
Professional fees	22,324	21,218
Fund management fee (Note C)	66,736	102,600
Amortization	67,743	67,743
General and administrative expenses	21,443	27,341

	178,246	218,902

NET INCOME (LOSS)	$(654,184)	$(641,064)

Net income (loss) allocated to assignees	$(647,642)	$(634,653)

Net income (loss) allocated to general partner	$(6,542)	$(6,411)

Net income (loss) per BAC	$(.28)	$(.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2008	2007

Income
Interest income	$417	$2,325
Other income	2,550	1,050

	2,967	3,375

Share of loss from Operating Partnerships (Note D)	(559,671)	(634,308)

Expenses
Professional fees	28,265	28,062
Fund management fee (Note C)	140,472	138,819
Amortization	85,297	85,297
General and administrative expenses	22,811	30,118

	276,845	282,296

NET INCOME (LOSS)	$(833,549)	$(913,229)

Net income (loss) allocated to assignees	$(825,214)	$(904,097)

Net income (loss) allocated to general partner	$(8,335)	$(9,132)

Net income (loss) per BAC	$(.31)	$(.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2008	2007

Income
Interest income	$303	$796
Other income	31,485	2,100

	31,788	2,896

Share of loss from Operating Partnerships (Note D)	(596,254)	(1,095,194)

Expenses
Professional fees	31,482	47,323
Fund management fee (Note C)	162,018	166,896
Amortization	100,446	100,446
General and administrative expenses	25,684	35,357

	319,630	350,022

NET INCOME (LOSS)	$(884,096)	$(1,442,320)

Net income (loss) allocated to assignees	$(875,255)	$(1,427,897)

Net income (loss) allocated to general partner	$(8,841)	$(14,423)

Net income (loss) per BAC	$(.30)	$(.49)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2008	2007

Income
Interest income	$11,330	$144,177
Other income	2,562	1,500

	13,892	145,677

Share of loss from Operating Partnerships (Note D)	(572,931)	(636,233)

Expenses
Professional fees	39,899	37,635
Fund management fee (Note C)	175,591	157,208
Amortization	87,850	87,850
General and administrative expenses	26,125	31,326

	329,465	314,019

NET INCOME (LOSS)	$(888,504)	$(804,575)

Net income (loss) allocated to assignees	$(879,619)	$(796,529)

Net income (loss) allocated to general partner	$(8,885)	$(8,046)

Net income (loss) per BAC	$(.32)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2008	2007

Income
Interest income	$6,482	$12,579
Other income	1,200	2,700

	7,682	15,279

Share of loss from Operating Partnerships (Note D)	(725,150)	(795,926)

Expenses
Professional fees	33,430	41,271
Fund management fee (Note C)	220,824	222,489
Amortization	125,512	125,512
General and administrative expenses	29,725	50,925

	409,491	440,197

NET INCOME (LOSS)	$(1,126,959)	$(1,220,844)

Net income (loss) allocated to assignees	$(1,115,689)	$(1,208,636)

Net income (loss) allocated to general partner	$(11,270)	$(12,208)

Net income (loss) per BAC	$(.31)	$(.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2008	2007

Income
Interest income	$19,045	$32,855
Other income	1,650	3,076

	20,695	35,931

Share of loss from Operating Partnerships (Note D)	(763,786)	(893,886)

Expenses
Professional fees	20,607	22,348
Fund management fee (Note C)	141,081	175,953
Amortization	84,760	84,760
General and administrative expenses	24,066	32,810

	270,514	315,871

NET INCOME (LOSS)	$(1,013,605)	$(1,173,826)

Net income (loss) allocated to assignees	$(1,003,469)	$(1,162,088)

Net income (loss) allocated to general partner	$(10,136)	$(11,738)

Net income (loss) per BAC	$(.37)	$(.43)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2008	2007

Income
Interest income	$19,258	$50,309
Other income	2,400	4,800

	21,658	55,109

Share of loss from Operating Partnerships (Note D)	(1,178,280)	(907,705)

Expenses
Professional fees	41,225	52,288
Fund management fee (Note C)	244,341	254,867
Amortization	108,663	108,663
General and administrative expenses	31,523	42,428

	425,752	458,246

NET INCOME (LOSS)	$(1,582,374)	$(1,310,842)

Net income (loss) allocated to assignees	$(1,566,550)	$(1,297,734)

Net income (loss) allocated to general partner	$(15,824)	$(13,108)

Net income (loss) per BAC	$(.39)	$(.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2008	2007

Income
Interest income	$11,883	$62,847
Other income	3,000	4,800

	14,883	67,647

Share of loss from Operating Partnerships (Note D)	(535,771)	(716,763)

Expenses
Professional fees	26,877	22,727
Fund management fee (Note C)	164,784	159,970
Amortization	77,918	77,918
General and administrative expenses	26,302	35,526

	295,881	296,141

NET INCOME (LOSS)	$(816,769)	$(945,257)

Net income (loss) allocated to assignees	$(808,601)	$(935,804)

Net income (loss) allocated to general partner	$(8,168)	$(9,453)

Net income (loss) per BAC	$(.27)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$209,476,866	$(5,122,678)	$204,354,188

Net income (loss)	(19,544,669)	(197,423)	(19,742,092)

Partners' capital (deficit), December 31, 2008	$189,932,197	$(5,320,101)	$184,612,096

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2008	$(1,074,754)	$(322,221)	$(1,396,975)

Net income (loss)	(401,595)	(4,057)	(405,652)

Partners' capital (deficit), December 31, 2008	$(1,476,349)	$(326,278)	$(1,802,627)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2008	$(1,076,402)	$(174,460)	$(1,250,862)

Net income (loss)	(221,459)	(2,237)	(223,696)

Partners' capital (deficit), December 31, 2008	$(1,297,861)	$(176,697)	$(1,474,558)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2008	$(1,797,512)	$(239,452)	$(2,036,964)

Net income (loss)	(240,889)	(2,433)	(243,322)

Partners' capital (deficit), December 31, 2008	$(2,038,401)	$(241,885)	$(2,280,286)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2008	$(1,111,462)	$(298,951)	$(1,410,413)

Net income (loss)	(228,698)	(2,310)	(231,008)

Partners' capital (deficit), December 31, 2008	$(1,340,160)	$(301,261)	$(1,641,421)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2008	$(1,428,824)	$(201,602)	$(1,630,426)

Net income (loss)	(209,550)	(2,117)	(211,667)

Partners' capital (deficit), December 31, 2008	$(1,638,374)	$(203,719)	$(1,842,093)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2008	$1,093,543	$(248,999)	$844,544

Net income (loss)	(322,175)	(3,254)	(325,429)

Partners' capital (deficit), December 31, 2008	$771,368	$(252,253)	$519,115

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2008	$3,507,386	$(308,262)	$3,199,124

Net income (loss)	207,320	2,094	209,414

Partners' capital (deficit), December 31, 2008	$3,714,706	$(306,168)	$3,408,538

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2008	$4,745,198	$(160,601)	$4,584,597

Net income (loss)	(452,845)	(4,574)	(457,419)

Partners' capital (deficit), December 31, 2008	$4,292,353	$(165,175)	$4,127,178

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2008	$5,547,059	$(291,189)	$5,255,870

Net income (loss)	(1,052,841)	(10,635)	(1,063,476)

Partners' capital (deficit), December 31, 2008	$4,494,218	$(301,824)	$4,192,394

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2008	$2,120,035	$(320,653)	$1,799,382

Net income (loss)	(1,165,354)	(11,771)	(1,177,125)

Partners' capital (deficit), December 31, 2008	$954,681	$(332,424)	$622,257

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2008	$4,210,496	$(186,820)	$4,023,676

Net income (loss)	(575,271)	(5,811)	(581,082)

Partners' capital (deficit), December 31, 2008	$3,635,225	$(192,631)	$3,442,594

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2008	$5,169,312	$(330,875)	$4,838,437

Net income (loss)	(1,016,289)	(10,266)	(1,026,555)

Partners' capital (deficit), December 31, 2008	$4,153,023	$(341,141)	$3,811,882

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2008	$7,918,477	$(330,481)	$7,587,996

Net income (loss)	(1,463,326)	(14,781)	(1,478,107)

Partners' capital (deficit), December 31, 2008	$6,455,151	$(345,262)	$6,109,889

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2008	$5,864,926	$(168,819)	$5,696,107

Net income (loss)	(473,911)	(4,787)	(478,698)

Partners' capital (deficit), December 31, 2008	$5,391,015	$(173,606)	$5,217,409

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2008	$6,244,366	$(240,351)	$6,004,015

Net income (loss)	(1,108,474)	(11,197)	(1,119,671)

Partners' capital (deficit), December 31, 2008	$5,135,892	$(251,548)	$4,884,344

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2008	$11,349,994	$(170,227)	$11,179,767

Net income (loss)	(879,602)	(8,885)	(888,487)

Partners' capital (deficit), December 31, 2008	$10,470,392	$(179,112)	$10,291,280

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2008	$6,462,944	$(115,186)	$6,347,758

Net income (loss)	(527,028)	(5,324)	(532,352)

Partners' capital (deficit), December 31, 2008	$5,935,916	$(120,510)	$5,815,406

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2008	$10,184,106	$(114,871)	$10,069,235

Net income (loss)	(1,126,854)	(11,382)	(1,138,236)

Partners' capital (deficit), December 31, 2008	$9,057,252	$(126,253)	$8,930,999

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2008	$11,857,041	$(100,721)	$11,756,320

Net income (loss)	(563,789)	(5,695)	(569,484)

Partners' capital (deficit), December 31, 2008	$11,293,252	$(106,416)	$11,186,836

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2008	$9,845,715	$(98,974)	$9,746,741

Net income (loss)	(647,642)	(6,542)	(654,184)

Partners' capital (deficit), December 31, 2008	$9,198,073	$(105,516)	$9,092,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2008	$11,381,504	$(112,250)	$11,269,254

Net income (loss)	(825,214)	(8,335)	(833,549)

Partners' capital (deficit), December 31, 2008	$10,556,290	$(120,585)	$10,435,705

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2008	$9,552,864	$(155,192)	$9,397,672

Net income (loss)	(875,255)	(8,841)	(884,096)

Partners' capital (deficit), December 31, 2008	$8,677,609	$(164,033)	$8,513,576

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2008	$14,688,126	$(95,007)	$14,593,119

Net income (loss)	(879,619)	(8,885)	(888,504)

Partners' capital (deficit), December 31, 2008	$13,808,507	$(103,892)	$13,704,615

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2008	$19,499,904	$(127,801)	$19,372,103

Net income (loss)	(1,115,689)	(11,270)	(1,126,959)

Partners' capital (deficit), December 31, 2008	$18,384,215	$(139,071)	$18,245,144

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2008	$15,930,598	$(78,932)	$15,851,666

Net income (loss)	(1,003,469)	(10,136)	(1,013,605)

Partners' capital (deficit), December 31, 2008	$14,927,129	$(89,068)	$14,838,061

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2008	$26,509,857	$(89,458)	$26,420,399

Net income (loss)	(1,566,550)	(15,824)	(1,582,374)

Partners' capital (deficit), December 31, 2008	$24,943,307	$(105,282)	$24,838,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2008	$22,282,369	$(40,323)	$22,242,046

Net income (loss)	(808,601)	(8,168)	(816,769)

Partners' capital (deficit), December 31, 2008	$21,473,768	$(48,491)	$21,425,277

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(19,742,092)	$(23,731,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	1,207,685	1,207,685
Distributions from Operating Partnerships	689,074	368,986
Share of (Income) Loss from Operating Partnerships	13,773,552	16,622,868
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(8,073)	(6,503)
Decrease (Increase) in accounts receivable	(224,205)	165,133
(Decrease) Increase in accounts payable affiliates	3,990,785	4,473,849

Net cash (used in) provided by operating activities	(313,274)	(899,653)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(100,108)	(1,333,501)
(Advances to) repayments from Operating Partnerships	-	430,193

Net cash (used in) provided by investing activities	(100,108)	(903,308)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(413,382)	(1,802,961)

Cash and cash equivalents, beginning	6,849,444	9,316,159

Cash and cash equivalents, ending	$6,436,062	$7,513,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$860,207

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$544,756

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$61,983	$78,896

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(405,652)	$(548,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	2,679	2,679
Distributions from Operating Partnerships	-	14,900
Share of (Income) Loss from Operating Partnerships	194,088	311,925
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,619	-
Decrease (Increase) in accounts receivable	-	(38,151)
(Decrease) Increase in accounts payable affiliates	203,314	153,314

Net cash (used in) provided by operating activities	4,048	(103,499)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,048	(103,499)

Cash and cash equivalents, beginning	168,406	241,848

Cash and cash equivalents, ending	$172,454	$138,349

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(223,696)	$(299,781)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	1,465	1,465
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	58,514	96,011
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	161,098	192,947

Net cash (used in) provided by operating activities	(3,000)	(9,358)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,000)	(9,358)

Cash and cash equivalents, beginning	6,279	12,391

Cash and cash equivalents, ending	$3,279	$3,033

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(243,322)	$(323,373)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	4,605	4,605
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	25,509	71,818
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	204,560	204,588

Net cash (used in) provided by operating activities	(9,029)	(42,362)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(14,663)
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(14,663)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,029)	(57,025)

Cash and cash equivalents, beginning	81,744	129,911

Cash and cash equivalents, ending	$72,715	$72,886

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(231,008)	$(338,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	6,848	6,848
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	17,602	90,728
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	194,098	198,286

Net cash (used in) provided by operating activities	(12,841)	(43,095)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,841)	(43,095)

Cash and cash equivalents, beginning	40,491	64,648

Cash and cash equivalents, ending	$27,650	$21,553

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(211,667)	$(308,259)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	7,653	7,653
Distributions from Operating Partnerships	16,763	5,888
Share of (Income) Loss from Operating Partnerships	48,065	112,174
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	120,802	170,802

Net cash (used in) provided by operating activities	(18,765)	(11,742)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,765)	(11,742)

Cash and cash equivalents, beginning	135,973	164,634

Cash and cash equivalents, ending	$117,208	$152,892

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(325,429)	$(574,634)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	11,414	11,414
Distributions from Operating Partnerships	100,412	30,031
Share of (Income) Loss from Operating Partnerships	150,050	351,295
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	154,507	179,507

Net cash (used in) provided by operating activities	90,573	(2,387)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,573	(2,387)

Cash and cash equivalents, beginning	187,189	249,177

Cash and cash equivalents, ending	$277,762	$246,790

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2008	2007

Cash flows from operating activities:

Net income (loss)	$209,414	$(848,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	12,678	12,678
Distributions from Operating Partnerships	105,063	112,944
Share of (Income) Loss from Operating Partnerships	270,736	471,131
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	14,619	-
Decrease (Increase) in accounts receivable	2,876	-
(Decrease) Increase in accounts payable affiliates	(223,933)	276,067

Net cash (used in) provided by operating activities	391,453	23,863

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	391,453	23,863

Cash and cash equivalents, beginning	202,820	218,953

Cash and cash equivalents, ending	$594,273	$242,816

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 26

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(457,419)	$(925,362)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	11,741	11,741
Distributions from Operating Partnerships	442	236
Share of (Income) Loss from Operating Partnerships	206,973	634,422
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	248,559	252,140

Net cash (used in) provided by operating activities	9,915	(26,823)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,915	(26,823)

Cash and cash equivalents, beginning	87,690	100,228

Cash and cash equivalents, ending	$97,605	$73,405

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,063,476)	$(1,065,047)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	2,475	2,475
Distributions from Operating Partnerships	62,554	100,519
Share of (Income) Loss from Operating Partnerships	816,251	808,667
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	175,587	150,587

Net cash (used in) provided by operating activities	(6,990)	(2,799)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,990)	(2,799)

Cash and cash equivalents, beginning	185,940	256,644

Cash and cash equivalents, ending	$178,950	$253,845

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,177,125)	$(1,245,695)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	2,484	2,484
Distributions from Operating Partnerships	934	-
Share of (Income) Loss from Operating Partnerships	926,261	981,747
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	251,841	253,485

Net cash (used in) provided by operating activities	4,014	(7,979)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(35,455)	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(35,455)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,441)	(7,979)

Cash and cash equivalents, beginning	174,993	194,755

Cash and cash equivalents, ending	$143,552	$186,776

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(581,082)	$(418,855)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	15,929	15,929
Distributions from Operating Partnerships	35,131	26,451
Share of (Income) Loss from Operating Partnerships	404,235	281,023
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	(6,503)
Decrease (Increase) in accounts receivable	-	16,499
(Decrease) Increase in accounts payable affiliates	114,628	114,628

Net cash (used in) provided by operating activities	(11,540)	29,172

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,540)	29,172

Cash and cash equivalents, beginning	276,205	291,351

Cash and cash equivalents, ending	$264,665	$320,523

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,026,555)	$(1,950,524)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	-
Distributions from Operating Partnerships	4,233	1,363
Share of (Income) Loss from Operating Partnerships	723,781	1,632,997
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,357)	-
Decrease (Increase) in accounts receivable	-	(24,200)
(Decrease) Increase in accounts payable affiliates	223,114	317,192

Net cash (used in) provided by operating activities	(80,784)	(23,172)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	10

Net cash (used in) provided by investing activities	-	10

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,784)	(23,162)

Cash and cash equivalents, beginning	258,422	118,708

Cash and cash equivalents, ending	$177,638	$95,546

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$544,756

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,478,107)	$(1,358,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	27,542	27,542
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	1,169,863	1,051,171
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	221,658	248,658

Net cash (used in) provided by operating activities	(59,425)	(30,960)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,425)	(30,960)

Cash and cash equivalents, beginning	306,548	305,931

Cash and cash equivalents, ending	$247,123	$274,971

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(478,698)	$(758,629)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	20,458	20,458
Distributions from Operating Partnerships	5,555	1,783
Share of (Income) Loss from Operating Partnerships	301,929	577,478
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(447)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	143,562	145,498

Net cash (used in) provided by operating activities	(7,641)	(13,412)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,641)	(13,412)

Cash and cash equivalents, beginning	186,282	189,375

Cash and cash equivalents, ending	$178,641	$175,963

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,119,671)	$(1,212,099)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	32,953	32,953
Distributions from Operating Partnerships	-	1,539
Share of (Income) Loss from Operating Partnerships	840,775	916,846
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	234,500	236,518

Net cash (used in) provided by operating activities	(11,824)	(24,243)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,824)	(24,243)

Cash and cash equivalents, beginning	66,702	83,640

Cash and cash equivalents, ending	$54,878	$59,397

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(888,487)	$(856,798)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	96,926	96,926
Distributions from Operating Partnerships	-	2,000
Share of (Income) Loss from Operating Partnerships	620,284	567,055
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,198)	-
Decrease (Increase) in accounts receivable	1,370	-
(Decrease) Increase in accounts payable affiliates	146,270	146,270

	-	-
Net cash (used in) provided by operating activities	(30,835)	(44,547)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,835)	(44,547)

Cash and cash equivalents, beginning	148,626	351,387

Cash and cash equivalents, ending	$117,791	$306,840

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(532,352)	$(627,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	66,347	66,347
Distributions from Operating Partnerships	3,060	7,191
Share of (Income) Loss from Operating Partnerships	348,537	410,858
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	1,370	-
(Decrease) Increase in accounts payable affiliates	108,059	134,936

Net cash (used in) provided by operating activities	(5,360)	(7,765)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,360)	(7,765)

Cash and cash equivalents, beginning	97,695	91,246

Cash and cash equivalents, ending	$92,335	$83,481

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,138,236)	$(963,063)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	71,115	71,115
Distributions from Operating Partnerships	20,790	9,139
Share of (Income) Loss from Operating Partnerships	892,132	727,919
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(522)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	128,648	128,648

Net cash (used in) provided by operating activities	(26,073)	(26,242)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,073)	(26,242)

Cash and cash equivalents, beginning	305,864	309,615

Cash and cash equivalents, ending	$279,791	$283,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(569,484)	$(656,087)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	74,184	74,184
Distributions from Operating Partnerships	159,676	2,045
Share of (Income) Loss from Operating Partnerships	344,461	417,871
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	98,300	73,300

	-	-
Net cash (used in) provided by operating activities	106,756	(88,687)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106,756	(88,687)

Cash and cash equivalents, beginning	133,521	205,640

Cash and cash equivalents, ending	$240,277	$116,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(654,184)	$(641,064)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	67,743	67,743
Distributions from Operating Partnerships	98,958	-
Share of (Income) Loss from Operating Partnerships	481,663	429,717
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	77,600	2,600

Net cash (used in) provided by operating activities	71,399	(141,004)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,399	(141,004)

Cash and cash equivalents, beginning	158,655	274,404

Cash and cash equivalents, ending	$230,054	$133,400

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(833,549)	$(913,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	85,297	85,297
Distributions from Operating Partnerships	765	1,480
Share of (Income) Loss from Operating Partnerships	559,671	634,308
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	154,950	150,012

	-	-
Net cash (used in) provided by operating activities	(33,247)	(42,132)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,247)	(42,132)

Cash and cash equivalents, beginning	142,164	177,375

Cash and cash equivalents, ending	$108,917	$135,243

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$8,592	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(884,096)	$(1,442,320)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	100,446	100,446
Distributions from Operating Partnerships	4,892	18,252
Share of (Income) Loss from Operating Partnerships	596,254	1,095,194
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,584)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	204,139	226,113

Net cash (used in) provided by operating activities	12,051	(2,315)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,051	(2,315)

Cash and cash equivalents, beginning	21,723	18,375

Cash and cash equivalents, ending	$33,774	$16,060

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(888,504)	$(804,575)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	87,850	87,850
Distributions from Operating Partnerships	417	2,212
Share of (Income) Loss from Operating Partnerships	572,931	636,233
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	(117,628)	985
(Decrease) Increase in accounts payable affiliates	64,242	207,071

Net cash (used in) provided by operating activities	(281,073)	129,776

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(4,211)	(164,252)
(Advances to) repayments from Operating Partnerships	-	322,033

Net cash (used in) provided by investing activities	(4,211)	157,781

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(285,284)	287,557

Cash and cash equivalents, beginning	649,411	460,921

Cash and cash equivalents, ending	$364,127	$748,478

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,126,959)	$(1,220,844)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	125,512	125,512
Distributions from Operating Partnerships	53,091	7,774
Share of (Income) Loss from Operating Partnerships	725,150	795,926
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	(117,628)	10,000
(Decrease) Increase in accounts payable affiliates	180,085	90,085

Net cash (used in) provided by operating activities	(161,130)	(191,547)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(2,268)	(88,443)
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(2,268)	(88,443)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(163,398)	(279,990)

Cash and cash equivalents, beginning	343,255	596,017

Cash and cash equivalents, ending	$179,857	$316,027

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,013,605)	$(1,173,826)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	84,760	84,760
Distributions from Operating Partnerships	7,116	12,387
Share of (Income) Loss from Operating Partnerships	763,786	893,886
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	163,528	98,528

Net cash (used in) provided by operating activities	5,204	(84,265)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(58,174)	-
(Advances to) repayments from Operating Partnerships	-	108,150

Net cash (used in) provided by investing activities	(58,174)	108,150

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,970)	23,885

Cash and cash equivalents, beginning	864,250	832,233

Cash and cash equivalents, ending	$811,280	$856,118

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$53,391	$78,896

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(1,582,374)	$(1,310,842)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	108,663	108,663
Distributions from Operating Partnerships	8,554	8,200
Share of (Income) Loss from Operating Partnerships	1,178,280	907,705
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(678)	-
Decrease (Increase) in accounts receivable	5,435	-
(Decrease) Increase in accounts payable affiliates	124,923	99,923

Net cash (used in) provided by operating activities	(157,197)	(186,351)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(8,359)
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(8,359)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(157,197)	(194,710)

Cash and cash equivalents, beginning	1,030,160	1,404,092

Cash and cash equivalents, ending	$872,963	$1,209,382

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2008	2007

Cash flows from operating activities:

Net income (loss)	$(816,769)	$(945,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	77,918	77,918
Distributions from Operating Partnerships	668	2,652
Share of (Income) Loss from Operating Partnerships	535,771	716,763
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,667)	-
Decrease (Increase) in accounts receivable	-	200,000
(Decrease) Increase in accounts payable affiliates	112,146	22,146

Net cash (used in) provided by operating activities	(91,933)	74,222

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(1,057,784)
(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(1,057,784)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(91,933)	(983,562)

Cash and cash equivalents, beginning	588,436	1,972,660

Cash and cash equivalents, ending	$496,503	$989,098

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2008	2007

Supplemental schedule of noncash investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$860,207

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
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
December 31, 2008
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2008 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
(Unaudited)

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of December 31, 2008 and 2007 are as follows:

	2008	2007
Series 20	$ 34,828	$ 31,256
Series 21	19,050	17,096
Series 22	59,864	53,724
Series 23	84,698	75,567
Series 24	99,493	89,289
Series 25	99,920	89,672
Series 26	167,052	150,148
Series 27	145,731	130,784
Series 28	32,176	28,876
Series 29	32,145	28,834
Series 30	206,940	185,702
Series 32	295,087	264,689
Series 33	265,051	237,775
Series 34	420,936	377,580
Series 35	1,194,220	1,071,355
Series 36	815,529	731,169
Series 37	784,096	694,110
Series 38	695,263	599,358
Series 39	614,453	526,672
Series 40	609,762	507,365
Series 41	778,738	663,205
Series 42	649,746	535,650
Series 43	842,527	694,291
Series 44	507,455	405,775
Series 45	589,184	467,116
Series 46	418,116	329,471
	$10,462,060	$8,986,529

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2008 and 2007, are as follows:
	2008	2007
Series 20	$ 84,438	$ 84,438
Series 21	45,093	41,304
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,934
Series 25	68,169	68,169
Series 26	108,689	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	82,851	84,495
Series 30	46,542	46,542
Series 31	91,038	99,360
Series 32	81,686	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	61,708	61,708
Series 42	63,081	63,081
Series 43	76,695	76,695
Series 44	71,176	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,768,716	$1,776,093

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2008 and 2007 are as follows:
	2008	2007
Series 20	$ 50,000	$ 100,000
Series 24	50,000	-
Series 25	50,000	25,000
Series 26	550,000	50,000
Series 28	75,000	100,000
Series 30	25,000	25,000
Series 31	50,000	-
Series 32	25,000	-
Series 35	25,000	25,000
Series 36	25,000	-
Series 37	25,000	25,000
Series 38	25,000	50,000
Series 39	25,000	100,000
Series 42	125,000	-
Series 43	50,000	140,000
Series 44	50,000	115,000
Series 45	150,000	175,000
Series 46	75,000	165,000
	$1,450,000	$1,095,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2008 and 2007 the Fund has limited partnership interests in 510 and 513 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2008 and 2007 are as follows:
	2008	2007
Series 20	22	22
Series 21	13	13
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	21	22
Series 30	18	18
Series 31	26	27
Series 32	16	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	21	21
Series 42	23	23
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	510	513

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2008 and 2007 are as follows:
	2008	2007
Series 21	$ 236,479	$ 236,479
Series 22	9,352	4,107
Series 24	9,999	9,999
Series 25	61,733	61,733
Series 26	29,490	29,490
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	10,328	45,783
Series 30	127,396	127,396
Series 31	66,294	66,394
Series 32	298,561	298,561
Series 33	194,154	194,154
Series 34	8,244	8,244
Series 35	-	163,782
Series 37	138,438	138,438
Series 40	102	8,694
Series 41	100	100
Series 42	452,937	549,222
Series 43	307,738	402,079
Series 44	590,561	702,126
Series 45	16,724	894,475
Series 46	20,138	392,966
	$2,659,485	$4,414,939

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2008.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

	2008	2007

Revenues
Rental	$123,989,661	$120,823,886
Interest and other	5,835,626	5,875,516

	129,825,287	126,699,402

Expenses
Interest	31,943,885	33,453,556
Depreciation and amortization	38,778,211	37,669,861
Operating expenses	78,108,721	76,035,839

	148,830,817	147,159,256

NET LOSS	$(19,005,530)	$(20,459,854)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(18,815,477)	$(20,255,254)

Net loss allocated to other Partners	$(190,053)	$(204,600)

* Amounts include $5,161,395 and $4,227,333 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 20

	2008	2007

Revenues
Rental	$7,158,539	$6,809,696
Interest and other	749,109	714,726

	7,907,648	7,524,422

Expenses
Interest	1,878,467	1,938,679
Depreciation and amortization	1,836,238	2,026,743
Operating expenses	4,604,124	4,266,095

	8,318,829	8,231,517

NET LOSS	$(411,181)	$(707,095)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(407,069)	$(700,024)

Net loss allocated to other Partners	$(4,112)	$(7,071)

* Amounts include $212,981 and $388,099 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 21

	2008	2007

Revenues
Rental	$3,173,605	$3,252,906
Interest and other	101,445	98,620

	3,275,050	3,351,526

Expenses
Interest	922,230	1,113,752
Depreciation and amortization	657,396	686,385
Operating expenses	1,972,110	2,365,676

	3,551,736	4,165,813

NET LOSS	$(276,686)	$(814,287)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(273,919)	$(806,144)

Net loss allocated to other Partners	$(2,767)	$(8,143)

* Amounts include $215,405 and $710,133 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 22

	2008	2007

Revenues
Rental	$4,393,041	$4,386,732
Interest and other	263,591	282,881

	4,656,632	4,669,613

Expenses
Interest	941,834	947,414
Depreciation and amortization	1,353,233	1,266,018
Operating expenses	3,261,315	3,177,675

	5,556,382	5,391,107

NET LOSS	$(899,750)	$(721,494)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(890,753)	$(714,279)

Net loss allocated to other Partners	$(8,997)	$(7,215)

* Amounts include $865,244 and $642,461 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 23

	2008	2007

Revenues
Rental	$4,963,065	$5,159,162
Interest and other	240,855	265,630

	5,203,920	5,424,792

Expenses
Interest	1,191,282	1,212,957
Depreciation and amortization	1,327,098	1,271,026
Operating expenses	3,484,922	3,628,865

	6,003,302	6,112,848

NET LOSS	$(799,382)	$(688,056)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(791,387)	$(681,174)

Net loss allocated to other Partners	$(7,995)	$(6,882)

* Amounts include $773,785 and $590,446 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 24

	2008	2007

Revenues
Rental	$4,082,456	$3,788,968
Interest and other	87,193	158,132

	4,169,649	3,947,100

Expenses
Interest	1,013,951	938,490
Depreciation and amortization	1,186,087	1,040,776
Operating expenses	2,745,077	2,550,295

	4,945,115	4,529,561

NET LOSS	$(775,466)	$(582,461)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(767,711)	$(576,636)

Net loss allocated to other Partners	$(7,755)	$(5,825)

* Amounts include $719,646 and $464,462 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 25

	2008	2007

Revenues
Rental	$6,957,713	$6,817,047
Interest and other	210,899	167,178

	7,168,612	6,984,225

Expenses
Interest	1,667,551	1,730,676
Depreciation and amortization	1,527,307	1,357,420
Operating expenses	4,751,736	4,415,921

	7,946,594	7,504,017

NET LOSS	$(777,982)	$(519,792)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(770,202)	$(514,594)

Net loss allocated to other Partners	$(7,780)	$(5,198)

* Amounts include $620,152 and $163,299 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 26

	2008	2007

Revenues
Rental	$8,358,154	$8,006,217
Interest and other	338,328	370,041

	8,696,482	8,376,258

Expenses
Interest	1,637,544	1,810,382
Depreciation and amortization	2,243,392	2,180,698
Operating expenses	5,399,581	5,247,149

	9,280,517	9,238,229

NET LOSS	$(584,035)	$(861,971)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(578,195)	$(853,351)

Net loss allocated to other Partners	$(5,840)	$(8,620)

* Amounts include $307,459 and $382,220 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 27

	2008	2007

Revenues
Rental	$5,926,321	$5,652,081
Interest and other	108,479	137,699

	6,034,800	5,789,780

Expenses
Interest	1,975,892	2,023,138
Depreciation and amortization	1,312,412	1,307,553
Operating expenses	2,955,913	3,125,554

	6,244,217	6,456,245

NET LOSS	$(209,417)	$(666,465)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(207,323)	$(659,800)

Net loss allocated to other Partners	$(2,094)	$(6,665)

* Amounts include $350 and $25,378 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 28

	2008	2007

Revenues
Rental	$5,004,850	$5,026,132
Interest and other	152,287	117,068

	5,157,137	5,143,200

Expenses
Interest	1,075,627	1,111,330
Depreciation and amortization	1,784,298	1,645,111
Operating expenses	3,213,525	3,213,981

	6,073,450	5,970,422

NET LOSS	$(916,313)	$(827,222)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(907,150)	$(818,950)

Net loss allocated to other Partners	$(9,163)	$(8,272)

* Amounts include $90,899 and $10,283 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 29

	2008	2007

Revenues
Rental	$5,039,154	$4,954,662
Interest and other	308,978	409,071

	5,348,132	5,363,733

Expenses
Interest	1,466,132	1,555,900
Depreciation and amortization	1,866,972	1,842,869
Operating expenses	3,545,018	3,164,705

	6,878,122	6,563,474

NET LOSS	$(1,529,990)	$(1,199,741)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,514,690)	$(1,187,744)

Net loss allocated to other Partners	$(15,300)	$(11,997)

* Amounts include $588,429 and $205,997 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 30

	2008	2007

Revenues
Rental	$3,755,516	$3,637,301
Interest and other	139,245	196,939

	3,894,761	3,834,240

Expenses
Interest	703,923	709,924
Depreciation and amortization	856,568	887,243
Operating expenses	2,742,588	2,520,935

	4,303,079	4,118,102

NET LOSS	$(408,318)	$(283,862)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(404,235)	$(281,023)

Net loss allocated to other Partners	$(4,083)	$(2,839)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 31

	2008	2007

Revenues
Rental	$7,518,222	$7,847,003
Interest and other	339,275	402,761

	7,857,497	8,249,764

Expenses
Interest	1,601,100	1,819,525
Depreciation and amortization	2,301,755	2,467,145
Operating expenses	4,734,958	5,077,471

	8,637,813	9,364,141

NET LOSS	$(780,316)	$(1,114,377)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(772,513)	$(1,103,233)

Net loss allocated to other Partners	$(7,803)	$(11,144)

* Amounts include $48,732 and $65,183 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 32

	2008	2007

Revenues
Rental	$4,481,893	$4,341,719
Interest and other	184,633	222,827

	4,666,526	4,564,546

Expenses
Interest	1,176,672	1,171,179
Depreciation and amortization	1,999,937	1,856,276
Operating expenses	2,690,965	2,656,774

	5,867,574	5,684,229

NET LOSS	$(1,201,048)	$(1,119,683)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,189,038)	$(1,108,486)

Net loss allocated to other Partners	$(12,010)	$(11,197)

* Amounts include $138,645 and $57,315 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 33

	2008	2007

Revenues
Rental	$2,538,069	$2,549,900
Interest and other	106,138	85,330

	2,644,207	2,635,230

Expenses
Interest	721,417	785,783
Depreciation and amortization	908,189	942,111
Operating expenses	1,437,397	1,490,646

	3,067,003	3,218,540

NET LOSS	$(422,796)	$(583,310)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(418,568)	$(577,478)

Net loss allocated to other Partners	$(4,228)	$(5,832)

* Amounts include $116,639 and $- for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 34

	2008	2007

Revenues
Rental	$4,558,848	$4,389,727
Interest and other	255,231	217,783

	4,814,079	4,607,510

Expenses
Interest	1,368,916	1,345,758
Depreciation and amortization	1,689,978	1,662,278
Operating expenses	2,632,486	2,525,581

	5,691,380	5,533,617

NET LOSS	$(877,301)	$(926,107)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(868,528)	$(916,846)

Net loss allocated to other Partners	$(8,773)	$(9,261)

* Amounts include $27,753 and $- for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,

Series 35

	2008	2007

Revenues
Rental	$3,772,857	$3,296,196
Interest and other	191,676	161,483

	3,964,533	3,457,679

Expenses
Interest	983,226	1,003,314
Depreciation and amortization	1,300,650	1,155,628
Operating expenses	2,468,958	2,037,670

	4,752,834	4,196,612

NET LOSS	$(788,301)	$(738,933)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(780,418)	$(731,544)

Net loss allocated to other Partners	$(7,883)	$(7,389)

* Amounts include $160,134 and $164,489 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 36

	2008	2007

Revenues
Rental	$2,434,559	$2,482,245
Interest and other	94,522	96,835

	2,529,081	2,579,080

Expenses
Interest	748,953	801,583
Depreciation and amortization	792,577	813,987
Operating expenses	1,343,884	1,381,584

	2,885,414	2,997,154

NET LOSS	$(356,333)	$(418,074)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(352,770)	$(413,893)

Net loss allocated to other Partners	$(3,563)	$(4,181)

* Amounts include $4,233 and $3,035 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 37

	2008	2007

Revenues
Rental	$3,310,817	$3,273,349
Interest and other	155,357	118,084

	3,466,174	3,391,433

Expenses
Interest	901,224	994,697
Depreciation and amortization	1,151,623	1,199,596
Operating expenses	2,314,469	1,932,412

	4,367,316	4,126,705

NET LOSS	$(901,142)	$(735,272)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(892,132)	$(727,919)

Net loss allocated to other Partners	$(9,010)	$(7,353)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 38

	2008	2007

Revenues
Rental	$2,534,743	$2,474,182
Interest and other	132,954	126,568

	2,667,697	2,600,750

Expenses
Interest	628,841	597,189
Depreciation and amortization	872,687	891,168
Operating expenses	1,514,109	1,534,485

	3,015,637	3,022,842

NET LOSS	$(347,940)	$(422,092)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(344,461)	$(417,871)

Net loss allocated to other Partners	$(3,479)	$(4,221)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 39

	2008	2007

Revenues
Rental	$1,855,630	$1,866,780
Interest and other	179,145	158,587

	2,034,775	2,025,367

Expenses
Interest	441,145	452,929
Depreciation and amortization	784,480	759,540
Operating expenses	1,295,678	1,246,956

	2,521,303	2,459,425

NET LOSS	$(486,528)	$(434,058)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(481,663)	$(429,717)

Net loss allocated to other Partners	$(4,865)	$(4,341)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 40

	2008	2007

Revenues
Rental	$2,823,151	$2,832,286
Interest and other	151,771	88,028

	2,974,922	2,920,314

Expenses
Interest	696,834	729,206
Depreciation and amortization	1,062,795	1,025,392
Operating expenses	1,780,616	1,806,430

	3,540,245	3,561,028

NET LOSS	$(565,323)	$(640,714)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(559,671)	$(634,308)

Net loss allocated to other Partners	$(5,652)	$(6,406)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 41

	2008	2007

Revenues
Rental	$3,882,259	$3,771,532
Interest and other	159,590	137,214

	4,041,849	3,908,746

Expenses
Interest	1,234,406	1,398,104
Depreciation and amortization	1,338,516	1,470,832
Operating expenses	2,086,787	2,146,211

	4,659,709	5,015,147

NET LOSS	$(617,860)	$(1,106,401)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(611,681)	$(1,095,337)

Net loss allocated to other Partners	$(6,179)	$(11,064)

* Amounts include $15,427 and $143 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 42

	2008	2007

Revenues
Rental	$4,312,293	$4,231,126
Interest and other	149,735	133,942

	4,462,028	4,365,068

Expenses
Interest	1,114,283	1,173,194
Depreciation and amortization	1,452,325	1,379,636
Operating expenses	2,604,139	2,477,409

	5,170,747	5,030,239

NET LOSS	$(708,719)	$(665,171)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(701,632)	$(658,519)

Net loss allocated to other Partners	$(7,087)	$(6,652)

* Amounts include $128,701 and $22,286 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 43

	2008	2007

Revenues
Rental	$4,950,013	$4,799,469
Interest and other	170,320	170,665

	5,120,333	4,970,134

Expenses
Interest	1,057,036	1,153,710
Depreciation and amortization	1,848,220	1,828,552
Operating expenses	3,059,120	2,948,050

	5,964,376	5,930,312

NET LOSS	$(844,043)	$(960,178)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(835,603)	$(950,576)

Net loss allocated to other Partners	$(8,440)	$(9,602)

* Amounts include $110,453 and $154,650 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 44

	2008	2007

Revenues
Rental	$5,839,231	$5,395,337
Interest and other	436,996	258,205

	6,276,227	5,653,542

Expenses
Interest	1,885,441	1,935,489
Depreciation and amortization	1,821,963	1,466,778
Operating expenses	3,340,325	3,154,190

	7,047,729	6,556,457

NET LOSS	$(771,502)	$(902,915)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(763,786)	$(893,886)

Net loss allocated to other Partners	$(7,716)	$(9,029)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 45

	2008	2007

Revenues
Rental	$6,628,445	$6,380,379
Interest and other	326,546	479,432

	6,954,991	6,859,811

Expenses
Interest	1,795,620	1,939,461
Depreciation and amortization	2,334,661	2,213,625
Operating expenses	4,031,385	3,802,845

	8,161,666	7,955,931

NET LOSS	$(1,206,675)	$(1,096,120)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(1,194,608)	$(1,085,159)

Net loss allocated to other Partners	$(12,067)	$(10,961)

* Amounts include $16,328 and $177,454 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 46

	2008	2007

Revenues
Rental	$3,736,217	$3,401,752
Interest and other	101,328	99,787

	3,837,545	3,501,539

Expenses
Interest	1,114,338	1,059,793
Depreciation and amortization	1,166,854	1,025,475
Operating expenses	2,097,536	2,140,274

	4,378,728	4,225,542

NET LOSS	$(541,183)	$(724,003)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(535,771)	$(716,763)

Net loss allocated to other Partners	$(5,412)	$(7,240)

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2008 were $1,768,716 and total fund management fees accrued as of December 31, 2008 were $43,139,246. During the nine months ended December 31, 2008, $1,450,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2008, an affiliate of the general partner of the Fund advanced a total of $1,605,095 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2008, $129,749 was advanced to the Fund from an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2008, are as follows:

	Nine Months
	Ended	Total

Series 21	$ 25,819	$ 105,274
Series 22	13,617	34,237
Series 23	13,900	44,424
Series 27	12,155	38,920
Series 33	13,089	31,128
Series 34	14,603	43,543
Series 36	12,611	106,732
Series 38	-	69,191
Series 39	-	220,455
Series 40	4,938	302,668
Series 41	19,017	335,426
Series 42	-	221,615
Series 43	-	51,482
	$129,749	$1,605,095

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2008.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended December 31, 2008, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in one of the Operating Partnership and 13 remain.

During the quarter ended December 31, 2008, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable to 1 Operating Partnership in the amount of $236,479 as of December 31, 2008, all of which has been loaned to the Operating Partnership. The loans will be converted to capital when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2008, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of December 31, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended December 31, 2008, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309.

During the quarter ended December 31,2008, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of December 31, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539.

During the quarter ended December 31, 2008, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 2 Operating Partnerships in the amount of $61,733 as of December 31, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215.

During the quarter ended December 31, 2008, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $29,490, as of December 31, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended December 31, 2008, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of December 31, 2008. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended December 31, 2008, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of December 31, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in one of the Operating Partnership and 21 remain.

During the quarter ended December 31, 2008, Series 29 recorded capital contribution releases of $35,455. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,328 as of December 31, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2008, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2008. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2008, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2008. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2008, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of December 31, 2008. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans and escrowed funds will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended December 31, 2008, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of December 31, 2008. Of the amount outstanding $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $69,154 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

During the quarter ended December 31, 2008, Series 34 did not record any releases of capital contributions. Series 34 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,244 as of December 31, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its respective partnership agreement.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended December 31, 2008, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended December 31, 2008, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2008, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2008, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2008. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2008, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of December 31, 2008. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2008, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2008. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2008, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2008. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120.

During the quarter ended December 31, 2008, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 4 Operating Partnerships in the amount of $452,937 as of December 31, 2008. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $119,118 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2008, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of December 31, 2008. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2008, Series 44 recorded capital contribution releases of $58,174. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $590,561 as of December 31, 2008. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,957 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2008, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2008. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreement.

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

During the quarter ended December 31, 2008, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 3 Operating Partnerships in the amount of $20,138 as of December 31, 2008. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2008 and 2007, the Fund held limited partnership interests in 510 and 513 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2008, are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 20	$ 63,507	$ 20,931	$ 215,953	$ 37,361
Series 21	44,763	330	128,556	6,723
Series 22	62,148	1,500	176,715	14,228
Series 23	49,502	10,564	156,884	23,314
Series 24	56,725	209	145,231	25,571
Series 25	68,169	-	155,795	48,712
Series 26	100,190	8,499	275,976	50,091
Series 27	78,801	-	197,069	39,335
Series 28	64,776	18,753	190,765	59,822
Series 29	72,057	10,794	222,735	29,106
Series 30	44,142	2,400	116,003	23,625
Series 31	80,538	10,500	242,764	30,350
Series 32	75,686	6,000	228,103	18,555
Series 33	43,022	469	125,004	5,469
Series 34	68,860	4,439	202,292	17,605
Series 35	57,090	-	138,770	32,500
Series 36	39,861	288	83,418	37,030
Series 37	51,216	-	143,148	10,500
Series 38	36,100	5,000	113,627	9,673
Series 39	30,700	3,500	66,736	35,864
Series 40	46,004	4,000	140,472	9,540
Series 41	57,999	3,709	162,018	23,104
Series 42	52,126	10,955	175,591	13,651
Series 43	71,795	4,900	220,824	9,261
Series 44	14,717	56,459	141,081	72,447
Series 45	91,641	-	244,341	30,582
Series 46	60,382	2,000	164,784	22,362
	$1,582,517	$186,199	$4,574,655	$736,381

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 20 reflects a net loss from Operating Partnerships of $(411,181) and $(707,095), respectively, which includes depreciation and amortization of $1,836,238 and $2,026,743, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit monitoring agency, the Illinois Housing Development Authority, and high debt. The 2007 average occupancy was 81% and the average occupancy for 2008 was 82%, with an average of only 75% for the second half of 2008. Occupancy decreased significantly in 2007 due to ten units that went off-line as the result of two separate sprinkler damage events. The units were back on-line later in 2007 and the damage was covered by the property's insurance. Occupancy decreased again at the end of the second quarter of 2008, due to a number of evictions. Management has had trouble re-leasing those vacated units for two reasons: (i) many applicants were failing required background checks and (ii) the site manager, who also works as the maintenance technician, has not been proactively leasing and marketing the property. Leasing traffic had been strong, so the regional manager went back through old applications and determined that some of the screening criteria were too stringent. The regional manager relaxed some criteria, such as work history, and so far this has resulted in nine applicants that would have previously been denied. Two of those applications were approved for move-in and the others, which are in the final stages of the review process, are expected to be approved as well. In addition, a new site manager is scheduled to start in January 2009. The regional manager is advertising for a part time maintenance technician. In the meantime, a temporary maintenance employee has started working at the site until a permanent replacement can be found. The management company also has listed the property on two internet sites promoting area apartment rentals. With these changes, management is anticipating a strong increase in occupancy over the next quarter.

Due to the reduced occupancy noted above, cash flow deteriorated further in 2007, necessitating $17,112 of funding from the investment partnership to bring the real estate tax escrow current, pay down certain third party payables, and pay the property payroll. The property operated slightly below breakeven for the year 2007 and has continued to operate slightly below breakeven for 2008; however, no funding from the investment partnership was required in 2008.

The operating general partner tried to improve the property's financial performance by refinancing the mortgage, but was unsuccessful. Currently, an affiliate of the investment general partner is serving as the operating general partner. The investment general partner has been attempting to find a replacement operating general partner and had been in discussions with several interested parties; however, no offers resulted from these conversations. As a result, the investment general partner hired a real estate broker to evaluate the operating general partner interest and help identify additional operating general partner replacements. To date it has been difficult to find an unrelated third party willing to step in as the operating general partner on an underperforming property; however, the broker has suggested that the most likely replacement general partner would be a non-profit entity. The investment general partner plans to seek assistance from the Illinois Development and Housing Authority, which is the lender and the tax credit agency for the property, in identifying such a non-profit. The mortgage, property taxes and insurance are all current. Third party accounts payable have been reduced to less than $10,000. The Tax Increment Financing, a reduced real estate tax program from the city, will expire in December 2009. The operating general partner will apply to renew the applicable agreement at that time. The low income housing tax credit compliance period expires on December 31, 2010.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The property suffered a fire in the second quarter of 2006, causing twenty units to come off-line. The property was issued 8823s for the units taken off-line. Additionally, 8823s were issued to the property as a result of a state inspection completed prior to the fire. Management has sent corrective documents to the Texas Department of Housing and corrected 8823s were received in the third quarter of 2008. Although 2008 average occupancy improved through the first two quarters, it decreased during the second half of the year to 78% as a result of vacancies caused by water damage from Hurricane Ike. In total, 64 units were affected, of which 46 were off-line. There are currently 34 units off-line with a completion date expected in the first quarter 2009. All liability issues were addressed and corrected immediately following the storm. The total cost, to date for repairs is $203,000 with insurance proceeds covering all expenses. Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in concession of $99 and a resident referral program of a $300 discount are in place. The tax credit delivery period ended in 2005 and the low income housing tax credit compliance period expires in December 2009. The mortgage, taxes, and insurance payments are current.

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

Series 21

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 21 reflects a net loss from Operating Partnerships of $(276,686) and $(814,287), respectively, which includes depreciation and amortization of $657,396 and $686,385, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 98% in 2008, consistent with the prior year. Operating expenses are below the investment general partner's state average. Although occupancy is high and expenses remain reasonable, low rental rates in the area prevented the property from achieving breakeven operations in 2008. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 96% in 2007. Occupancy has been consistent with the prior year averaging 94% in 2008. Although occupancy is high and expenses remained below the investment general partners' state average, low rental rates in the area prevented the property from achieving breakeven operations in 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. The property continues to operate below breakeven due to high operating expenses and low occupancy. On August 20, 2007, the investment general partner received a fax, via management, from the Internal Revenue Service stating that due to continued non-compliance at Lookout Ridge Apartments, credits could not be calculated for the year, and that the previous credits claimed are subject to recapture. The specific non-compliance issues cited by the Internal Revenue Service are: management failed to correctly complete or document tenant's annual income certification; violation(s) of local inspection standards; the project failed to meet minimum set-aside requirements; violation(s) of the Vacant Unit Rule under Reg. 1.42-5(c)(1)(ix); and the project is no longer in compliance with nor participating in the Section 42 Program.

Although the operating general partner has advanced significant funds to keep accounts current, the operational outlook for this property is not favorable. Occupancy numbers are running at historic lows and expenses continue to climb. Both the operating general partner and management have proven their inability to effectively run this property by not following Section 42 guidelines. Furthermore, Kentucky Housing has provided management with a number of opportunities to correct various non-compliance issues which management failed to act upon. Other non-compliance issues are costly capital expense items which include: replacement of concrete pads, replacement of entry stairs, replacement of landscaping ties, correction of drainage issues, and deck repairs.

The operating general partner has requested use of operating reserve funds in order to pay for 2008 taxes. After the withdrawals, the operating reserve balance will be depleted. In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed. As of December 2008, occupancy is 70% and averaging 76% year-to-date.

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

In December 2008, the investment general partner performed a site visit at the property. The property is in extremely poor physical condition. In addition, the tenant files were incomplete and the management office disorderly. Overall, the condition of the property, files and units are in desperate need of assistance.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 95% in 2007. Occupancy has been consistent with the prior year, averaging 96% in 2008. The property's operating expenses are below the investment general partner's state average. Despite occupancy above 90%, low rental rates in the area prevented the property from achieving breakeven operations in 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 22 reflects a net loss from Operating Partnerships of $(899,750) and $(721,494), respectively, which includes depreciation and amortization of $1,353,233 and $1,266,018, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy in 2008 averaged 90%, a slight decrease from the 2007 average of 93%. The property continues to operate below breakeven status. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. A 50-unit affordable housing complex is currently under construction nearby, and expected to begin leasing in February 2009. The property is sponsored by Illinois Development Housing Authority, and will rent units to tenants at or below 30% and 50% of the average medium income. Elks Tower rents to tenants at or below 60% of the average medium income. The operating general partner believes the new development may have a significant impact on their ability to lease units. In order to improve the curb appeal, the operating general partner plans to replace the carpets, roof and repaint, as funds are available. In 2007, new billboards were installed at the front of the complex to attract more foot and drive-by traffic to the property. The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 96% in 2007. Occupancy has been consistent with the prior year, averaging 94% in 2008. Although occupancy is high and expenses remain below the investment general partner's state average, low rental rates in the area prevented the property from achieving breakeven operations in 2008. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The Department of Housing and Community Development informed the investment general partner that the Department of Mental Health would be terminating its contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification, the investment general partner inspected the property and found areas of concern regarding the overall condition of the property. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing for an indeterminate period of time. Operating reports have been unavailable since that time. In May 2007, the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner learned that there was a mortgagee sale of the property scheduled for June 14, 2007 and that this sale date had been extended from May 2007.

Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston Department of Neighborhood Development (DND), the Department of Housing and Community Development (DHCD), the operating general partner and their respective attorneys to come to a workout plan with the lender. After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on its original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allowed a 60-day window during which the operating general partner interest was to be sold and the PAR value of the note ($355,000) held by One United was to be paid in full. The new operating general partner was agreed to by all of the parties, and on September 14, 2007 the One United note was paid in full. The new operating general partner holds the first soft mortgage and began planning property upgrades to be funded by DND and DHCD. The property was expected to be re-occupied prior to year-end 2007; however, the work was delayed due to the funding agencies' frequent requests for additional information and the prolonged process of releasing funds. Although units remain vacant through the fourth quarter of 2008 occupancy is anticipated, with project-based Section 8 applicants, by early in the first quarter of 2009. Throughout negotiations regarding the foreclosing lender, the operating general partner transfer, and additional funding, the credit allocating agency repeatedly assured that credits would not be in jeopardy. Since that time, there have been senior staff changes at the credit agency that prompted the investment general partner to seek reconfirmation of the credit situation. Over the past two quarters, the investment general partner has made repeated attempts to contact the agency, with no response. The tax credit delivery period ended in 2007 and the low income housing tax credit compliance period expires in 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A consultant visited the property in August 2008, and reported that the property was in excellent condition. The 2008 average annual occupancy is 94%. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% through the first three quarters of 2008. Despite the low occupancy, the Operating Partnership operated above breakeven in 2007, and continues to do so in 2008, due to management's ability to control operating expenses. In addition, in 2007, management increased rents. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. At that time, the entire site staff left and new management was not able to replace the site staff until June 2008. During the 2008 site visit it was determined that management was not making units ready for occupancy in a timely manner and was cannibalizing vacant units in order to make other units rent-ready. The reason for the number of non-rent ready units was due mainly to staffing issues as there was only one maintenance person on staff to manage 160 units. Many of the tenants who had been approved by the prior management company were problematic and upon eviction and/or move-out left the units with significant damages. In September 2008, management hired an assistant maintenance technician. As of December 2008, all but four of the units noted during the 2008 site visit had been brought back on-line. In addition, management put into place more stringent applicant approval criteria, and as a result, evictions are down at the property and turn-over costs have declined since June 2008. Collections have improved as well due to becoming a primary focus of the staff. Through November 2008, the property was operating above breakeven and economic vacancy had declined significantly since the beginning of the year. Marketing efforts in 2008 have been effective. The operating general partner is planning on upgrading the amenities at the site as well as completing exterior improvements to enhance the marketability of the property. The investment general partner will continue to monitor and assist management with marketing and leasing strategies and conduct the annual site visit during the first half of 2009 to ensure that any deferred maintenance is being addressed effectively. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. Average occupancy in 2007 was 90% and the property operated below breakeven due to a combination of increased vacancy and a $40,000 increase in insurance expense from 2006. Due to a number of job losses in the area, turnover increased and occupancy dipped to 85% by year-end 2007. In addition, the loss of jobs resulted in an increase in bad debt and evictions. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being made ready for occupancy. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy has improved from 79% in March 2008, to 85% as of December 2008, for an average occupancy of 86% for the year. Management has reduced rents in efforts to remain competitive in a difficult market as ongoing job loss has led to increased evictions and migration from the area. As a result of high economic vacancy, the property is operating below breakeven for the year. Operating expenses are below 2007 levels; however, vacancy, concessions and bad debt are all significantly higher than 2007. Management has increased its marketing outreach and is improving the curb appeal of the property to improve traffic. The buildings are being touched up and cleaned, and the frontage is being enhanced with improved landscaping and signs. The investment general partner has scheduled a site visit during the first quarter of 2009 to assess the marketability of the property. The investment general partner will continue to work with management to reduce economic vacancy, improve physical appearance and reduce expenses. All real estate tax, insurance and mortgage payments are current.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Occupancy began to decline in July 2008 reaching 78%, from a previous six month average of 86%. By year-end 2008, occupancy declined to 71%. The property is not in a highly populated area, limiting the applicant pool. The site manager has increased advertising and outreach. Additionally, resident referral and rental concession programs have been implemented. Property taxes and insurance are current. The low income housing tax credit compliance period expires at year-end 2009.

Series 23

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 23 reflects a net loss from Operating Partnerships of $(799,382) and $(688,056), respectively, which includes depreciation and amortization of $1,327,098 and $1,271,026, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Despite being 98% occupied and achieving above breakeven operations through the third quarter of 2008, reserves have not been fully funded and accounts payable are excessive. The balance sheet indicates that over $300,000 is due from an operating general partner affiliate for unapproved loans from the Operating Partnership. Asset management fees are guaranteed and outstanding. The most recent discussion with the operating general partner revealed that they are currently looking to refinance the property or to purchase investment general partner interest. All taxes, insurance and mortgage payments are current.

Mathis Apartments, LTD. (Mathis Apartments) is a 32-unit multifamily development located in Mathis, Texas. Despite being 95% occupied during 2007 and implementing a rent increase, the Operating Partnership operated below breakeven. The deficit was directly attributable to inadequate rents combined with an increase in real estate taxes and maintenance costs. The maintenance expense increased about 31% due to costs for supplies and repairs related to prior hurricane damage. Real estate taxes and insurance costs more than doubled from 2006 levels. Increasing payables and accruing management fees, as well as withdrawals from the reserve account, funded the 2007 operating deficit. The operating general partner also advanced approximately $12,320 towards the deficit. Occupancy was consistent, averaging 95% in 2008. A rent increase of $20 per unit was implemented in 2008 but this was somewhat offset by increases in the utility allowances ranging from $10 to $15, depending on the unit size. The strong occupancy and raised rents generated additional revenue, and it appears that overall operating expenses have decreased. It is expected that operations will come close to breakeven in 2008. The operating general partner is funding deficits as necessary. The guarantee is unlimited in amount until the end of the low income housing tax credit compliance period in 2009. All real estate tax, mortgage, and insurance payments are current.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 84% in 2008. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There is also competition in the area from newer properties offering superior amenity packages. Management has increased concessions and resident referral rewards. Management is in constant communication with the nearby Air Force base and local employers, is placing advertising in the weekly newspaper, and has a website for the property. The new manager is focusing on strengthening the resident base, increasing resident retention, and improving collections. The manager has been proactive in an attempt to improve lease renewals by contacting every resident to ask if they need any additional services. The on-site manager has made personal contact with specific employers in the immediate area that best support the property and received permission to display brochures to promote the community in break rooms and at front desks. Management also changed the office hours to better accommodate working residents. As the result of the low occupancy and overly burdensome debt service, the property was not able to operate above breakeven in 2008. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve and the property can support itself. The operating general partner continues to fund the operating deficits. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak rental market. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A consultant visited the property in August 2008, and reported that the property was in excellent condition. The 2008 average annual occupancy is 94%. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Broderick Housing Associates, LP (Country Hill Apartments, Phase II) is a 92-unit family complex located in Cedar Rapids, Iowa. The property operated below breakeven in the first quarter of 2008 due to increased heating and appliance repair expenses and high seasonal utility costs. To offset high operating expenses, a rent increase was implemented in May 2008. Monthly rents increased by an average of $15 to $25 per unit, increasing gross potential revenue by approximately $2,000 per month. Reduced operating expenses, along with the rent increase, allowed the property to operate slightly above breakeven in the second quarter. The property would have continued to operate above breakeven in the third quarter of 2008 had it not incurred a $16,000 snow removal expense. Management had a dispute with the company contracted to do snow removal and the bill wasn't settled until July. The July snow removal expense reflects services provided during December 2007 and January 2008. Efforts to reduce operating expenses allowed the property to operate above breakeven in the fourth quarter. These efforts included limiting the hours of the part-time leasing agent and reducing contractor work by completing more maintenance and repair tasks in-house. As of December 31, 2008, the property was 91% occupied. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. All taxes, insurance and mortgage payments are current.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% through the first three quarters of 2008. Despite the low occupancy the Operating Partnership operated above breakeven in 2007 and continues to do so in 2008, due to management's ability to control operating expenses. In addition, in 2007, management increased rents. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. At that time, the entire site staff left and new management was not able to replace the site staff until June 2008. During the 2008 site visit it was determined that management was not making units ready for occupancy in a timely manner and was cannibalizing vacant units in order to make other units rent-ready. The reason for the number of non-rent ready units was due mainly to staffing issues as there was only one maintenance person on staff to manage 160 units. Many of the tenants who had been approved by the prior management company were problematic and upon eviction and/or move-out left the units with significant damages. In September 2008, management hired an assistant maintenance technician. As of December 2008, all but four of the units noted during the 2008 site visit had been brought back on line. In addition, the new management put into place more stringent applicant approval standards, and as a result, evictions are down at the property and turn-over costs have declined since June 2008. Collections have been improved since the management change as well as this has become a primary focus of the staff. Through November 2008, the property was operating above breakeven and economic vacancy had declined significantly since the beginning of the year. Marketing activity has been effective over the past year. The operating investment partner is planning on upgrading the amenities at the site as well completing exterior improvements to enhance the marketability of the property. The operating general partner will continue to monitor and assist management with marketing and leasing strategies and conduct the annual site visit during the first half of 2009 to ensure that any deferred maintenance is being addressed effectively. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. Average occupancy in 2007 was 90% and the property operated below breakeven due to a combination of increased vacancy and a $40,000 increase in insurance expense from 2006. Due to a number of job losses in the area, turnover increased and occupancy dipped to 85% by year-end 2007. In addition, the loss of jobs resulted in an increase in bad debt and evictions. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being made ready for occupancy. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy has improved from 79% in March 2008, to 85% as of December 2008, for an average occupancy of 86% for the year. Management has reduced rents in efforts to remain competitive in a difficult market as ongoing job loss has led to increased evictions and migration from the area. As a result of high economic vacancy, the property is operating below breakeven for the year. Operating expenses are below 2007 levels; however, vacancy, concessions and bad debt are all significantly higher than 2007. Management has increased its marketing outreach and is improving the curb appeal of the property to improve traffic. The buildings are being touched up and cleaned, and the frontage is being enhanced with improved landscaping and signs. The investment general partner has scheduled a site visit during the first quarter of 2009 to assess the marketability of the property. The investment general partner will continue to work with management to reduce economic vacancy, improve physical appearance and reduce expenses. All real estate tax, insurance and mortgage payments are current.

Series 24

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 24 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 24 reflects a net loss from Operating Partnerships of $(775,466) and $(582,461), respectively, which includes depreciation and amortization of $1,186,087 and $1,040,776, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. Although occupancy started showing signs of improvement in the first three-quarters of 2007, the fourth quarter saw occupancy decline to 80% in November and December. This trend continued into 2008 with occupancy averaging 83%.

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

The operating general partner's most intensive community development work is focused in Nodine Hill where the property is located. The community organizer serves as the coordinator of the US Department of Justice's "Weed to Seed" initiative which combines law enforcement and social services in a coordinated effort to remediate problems in the neighborhood. The operating general partner has been instrumental in operating the Elm Street Neighborhood Center. The center offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Recently there have been some positive signs of development in the community, including a family medical practice, a deli, and a fish market. The tot lot has opened on the property and is a bright addition to the neighborhood. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The operating general partner has a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has come on line that connects to the financial district in Manhattan. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is working to increase occupancy levels, as well as working to educate the tenants so they do not fall behind in rent payments. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through November 2008, average occupancy is 94%, and operations are just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units were brought back on-line at that time. During the fourth quarter of 2008, the operating general partner notified the investment general partner that an additional building was experiencing differential settlement issues and two units were being brought off-line until repairs could be made. Repairs are scheduled to be performed in February 2009 at a cost of approximately $80,000. This will be funded via an advance from the operating general partner. While occupancy has improved through 2008, expenses remain high and inhibit the property from operating above breakeven. The most significant expenses are utilities and maintenance. The high maintenance expenses are turnover related as management has seen an increase in turnover from historical figures due mainly to market related issues. In addition, many of the appliances are reaching the end of their useful life and are requiring replacement or repairs. Management is exploring options for reducing utility expenses. The investment general partner will continue to work with management to improve occupancy and reduce expenses and will follow up with the operating general partner to ensure the structural damages are addressed. The mortgage, trade payables, property taxes and insurance are current.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana. During 2007, a rental increase was implemented effective for new move-ins or upon lease renewal. The rent increase caused a considerable amount of vacancies, as tenants could not afford the new rates. Although the Operating Partnership operated above breakeven during 2007, occupancy declined 11% to average 88% for the year. Although much of the occupancy decline was due to the rent increase, it was also attributed to the continued weakening of the local economy. Lakeway Apartments is approximately twelve miles away from the nearest town, Many, Louisiana. In Many, most of the apartment complexes offer rental assistance and substantial concessions. This is causing tenants and potential residents to vacate the Zwolle area. Both Many and Zwolle are towns struggling to keep residents in the area because several businesses have closed and there are not many employment opportunities. This is evidenced at Lakeway as there are twenty-two rental assistance slots, but only two Department of Housing and Urban Development (HUD) voucher tenants as of November 2008. Although the operating general partner has a good rapport with the HUD representative in the parish, there are no new HUD vouchers to be provided. In addition, turnover of the on-site manager position has continued to hinder the circumstances on-site. Occupancy averaged just 82% in 2008. Management is trying to control operating expenses, but the Operating Partnership is operating below breakeven. In an effort to attract qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies, churches, and area employers. The operating general partner is funding all deficits as necessary. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. Through the third quarter 2008, physical occupancy has averaged 92%. In the fourth quarter, this property continues to operate with strong average physical occupancy of 95%. However, due to high maintenance expenses, the property was not able to operate above breakeven for the year. As a result of the age of the property, there is a demand for repairs to maintain the integrity of the asset, resulting in increased maintenance expenses. In 2008, management replaced a number of appliances. To increase and maintain the occupancy, management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the property's 72 units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. As of December 31, 2008, occupancy was 86%, and the property continues to operate below breakeven. The primary reasons that the property operates below breakeven status include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Housing workout plan. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires in 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 88%. In 2007, average occupancy improved to 93% and the property began operating above breakeven. Through 2008, average occupancy is 91%, and the property is operating right about breakeven. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions. As a result, many problematic tenants have been evicted and replaced with more stable tenants. It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance. The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 89%. In 2007, average occupancy improved to 93% and the property began operating above breakeven. Through 2008, average occupancy is 90% and the property is operating slightly above breakeven. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions. As a result, many problem tenants have been evicted and replaced with more stable tenants. It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor the property's performance. The mortgage, trade payables, property taxes and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. Occupancy began to decline in 2006 to an average of 82%, primarily due to lack of marketing. Management increased the frequency of newspaper advertising and occupancy improved through 2006 and 2007, reaching 91% by December 2007. However, the property operated below breakeven. In the fourth quarter of 2008 occupancy decreased to 83%. The operating general partner is funding deficits as necessary and the mortgage, property taxes, and insurance are current. The tax credit delivery period ended in 2006. The low income housing tax credit compliance period expires in 2010.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND. During 2007, the property operated with an average occupancy of 93%, which was a 12% improvement from the prior year. Through 2008, average occupancy is 91%, but the property is operating below breakeven. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services (LSS) have made concerted efforts to educate the tenants in order to reduce costs. Further, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Occupancy dipped in the middle of the year due to management not renewing the leases of a number of problematic tenants. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 25

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 22 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 25 reflects a net loss from Operating Partnerships of $(777,982) and $(519,792), respectively, which includes depreciation and amortization of $1,527,307 and $1,357,420, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In January of 2005, the Operating Partnership underwent a change in the operating general partner, which was accompanied, by a change in management. In 2005, the property's performance dipped below breakeven due to high operating expenses, mainly due to deferred maintenance. Given the size and difficult tenant base/market of the property, the original operating general partner did not have the resources to support the property long term. As a result, deferred maintenance items were not addressed and the property's physical condition declined. As a result, when the new operating general partner assumed the position there was a significant amount of deferred maintenance and a number of vacant units, which could not be rented due to significant costs required make them marketable. Many of the more costly vacant units were down in efforts to turn over the other less costly units. The new management endeavored to address the maintenance items utilizing the existing replacement reserve account and available cash flow. Unfortunately, the available escrowed funds and cash flow have not proven to be sufficient. Capital expenditures in the amounts of $133,000 for 2005 and $190,000 for 2006 were contributed by the operating general partners; however, this was not enough to address all physical concerns. As a result, the property failed the 2007 Real Estate Assessment Center (REAC) inspection and management lost the confidence of HUD, resulting in a HUD required management change. With the approval of the investment general partner, the operating general partner secured a $500,000 bridge loan to address all items raised by REAC, as well as additional rehab items on all units.

A new management company was hired to assume management duties in February 2008. Since that time, they have rehabbed all the vacant and down units and have made significant improvements to the tenant base at the property. The site manager was replaced with a more seasoned manager. A number of problematic tenants were evicted and screening criteria were strengthened in efforts to re-tenant the property. In addition, the new management company has been working closely with local outreach and the local authorities in order to preserve the security at the property and improve the reputation in the community. New programs and amenities including a computer room have been introduced. A stronger maintenance team has also been employed. Since assuming duties, management has steadily improved occupancy through 2008 to an annual average of 91% with a fourth quarter average of 96%. In addition, criminal incidents are down for the year as the property is being re-tenanted. Utilizing the bridge loan funds, the rehab project was completed in November 2008. HUD performed its Real Estate Assessment Center inspection and the property successfully passed and is no longer being monitored by HUD's Department Enforcement Center. The operating general partner is currently working to negotiate terms on refinancing the debt and the bridge loan. Now that the REAC has been passed, management has turned its focus to the high tenant receivables it inherited. Through payment arrangements and ongoing evictions, outstanding rents are being collected and non-paying tenants are being evicted. Prior to the new management company assuming management duties, maintenance requests were not being addressed by the site staff. The new maintenance staff has been aggressive in addressing all outstanding tenant maintenance requests as well as developing a comprehensive preventative maintenance program. As a result, maintenance expense for 2008 is significantly higher then historical, but should normalize in 2009. Since assumption of the operating general partner position, the operating general partner has continued to fund operating deficits despite fulfilling the obligations per the Operating Partnership Agreement. The investment general partner will continue to work with the operating general partner in refinancing the outstanding debt as well as continue to work with the new management company to assist in improving collection and leasing efforts. All real estate tax, insurance, and mortgage payments are current.

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

Despite strong occupancy, the property operated with a deficit in 2007. The loss was due to a large increase in real estate taxes in 2007. In 1997 the City of St. Louis granted the property a tax abatement which expired in 2006. The operating general partner erroneously thought the abatement went through 2007, so they had not budgeted for the large increase in real estate taxes. Per the operating general partner the City of St. Louis will not extend the abatement; however, the operating general partner is working with his counsel to appeal the assessment for the upcoming tax year. If the appeal process is not successful, the investment general partner and operating general partner will work together to determine if a withdrawal request from the operating reserve will be required to cover the real estate tax expense. The property continues to operate below breakeven through 2008 due to high operating expenses; specifically, administrative and maintenance costs. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount.

Dogwood Park L.P. (Dogwood Park Apartments) is a 127-unit family development located in Athens, Georgia. Although 2007 occupancy averaged 95% and expenses were reduced by $75 per unit, the property still operated below breakeven due to stagnant rent levels and high debt service. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired, for a period of three years. Occupancy averaged 98% in 2008 with the property operating slightly below breakeven. The mortgage, taxes and insurance are current. The low income housing tax credit compliance period expires in 2011.

Series 26

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 26 reflects a net loss from Operating Partnerships of $(584,035) and $(861,971), respectively, which includes depreciation and amortization of $2,243,392 and $2,180,698, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In accordance with the terms Operating Partnership Agreement, the investment partnership received insurance proceeds, which were returned to fund reserves. In addition, it is anticipated that the Operating Partnership will be liquidated in 2009. Any assets remaining from the liquidation will be distributed in accordance with the terms of the Operating Partnership Agreement.

Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. During the first half of 2007, occupancy declined as a result of management evicting non-paying tenants as well as tenants moving out due to the condition of the property. The property is in need of interior and exterior rehabilitation. The operating general partner is working with Rural Development to set up a work out plan because the complex does not have the cash flow to cover the cost of the necessary repairs. In addition, a 2007 inspection performed by The Texas Department of Housing and Community Affairs (TDHCA) found multiple items that will need to be addressed in the near future. Some of the issues noted were: missing shingles and wood sections, exterior painting, rust removal, mortar and brick repairs, dryer vents replaced, and door and wall repainting. The inspection also noted buildings two and four are missing accessibility entrances, so handicap ramps will need to be installed. In 2007, occupancy averaged 90%, but the property operated below breakeven status. In 2008, occupancy averaged 92%. Management requested a rent increase from Rural Development of approximately $60 per unit for 2008, but was denied. Operations remain below breakeven with numerous deferred maintenance items to be addressed at the site. In addition, there are the mandatory TDHCA repairs noted above that still need to be addressed and completed. Because there is a low balance in the reserve account and no other available funds to make these repairs, TDHCA and Rural Development have encouraged the operating general partner to file an application for a Housing Trust Fund loan totaling $500,000 to rehabilitate the property.  The operating general partner submitted the application and is awaiting reply. In the meantime, management is diligently following up with recent traffic and inquiries, as well as posting advertisements on free on-line sites, local grocery stores, businesses and restaurants in an effort to increase occupancy to generate additional revenue. Other measures include blanketing the immediate area with flyers and working with local non-profit agencies and area employers. The investment general partner will continue to monitor the property's occupancy, operations, repairs and work out plan with Rural Development as well as assist management in determining ways to increase revenue and occupancy while reducing expenses. The investment general partner will monitor the progress of the proposed Housing Trust Fund loan while exploring the benefits to the Operating Partnership. The low income housing tax credit compliance period expires in 2010. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2007 the property operated with an average occupancy of 90%, which was a 10% increase from the prior year. Despite this increase, there was a decline in occupancy during the last two months of 2007, as occupancy declined to 77%. Through 2008, occupancy has slowly recovered to an annual average of 89%. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the areas. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Despite the improved occupancy, the property is still operating below breakeven due to high economic vacancy and high utility and maintenance expenses. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90%. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. Average occupancy for 2007 was 92%, an 11% improvement from the prior year. Despite this improvement, Grandview operated below breakeven for the year due to higher than average expenses from turnover costs and bad debt. Through 2008 average occupancy is 80% and the property's performance has declined due to the increased vacancy loss. As such, concessions and vacancy are both trending much higher then 2007 operations. In addition, maintenance is trending much higher than the 2007 expenses due mainly to increased turnover costs. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. The drop in occupancy at the beginning of the year is due to management not renewing leases of a number of problematic tenants in efforts to improve the property's tenant base. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2007 the property operated with an average occupancy of 92%, which was a 12% improvement from the prior year when, due to excessive vacancy loss, the property was unable to operate above breakeven. Through 2008, average occupancy was 87%, and is operating below breakeven. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Occupancy dipped in the middle of the year due to management opting to not renew leases of a number of problematic tenants. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2007 the property operated with an average occupancy of 86%, which was down by 6% from the prior year. As a result of the increase in vacancies, the property operated slightly below breakeven for 2007. During the fourth quarter of 2007, occupancy improved and through 2008, average occupancy is 94% and the property was operating above breakeven for the year. In the fourth quarter of 2007, the site manager was replaced and marketing efforts were increased. This resulted in significantly more traffic. In addition, management has begun a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips. As a result, many prior problematic tenants have been evicted and replaced with more stable tenants. According to the new site manager, they are leasing up the units as fast they can turn them. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2007 was 72%, with a fourth quarter average occupancy of 75%. The property was operating below breakeven due to a combination of increased vacancy loss as well as a significant increase in turnover costs. The property is located in a highly competitive area. The 2007 decline in occupancy was due to new townhouse units with garages being built in the immediate area, offering rents that were competitive with those at the Operating Partnership. The Operating Partnership is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property had experienced an increase in turnover as the families move to the larger townhouse homes. In early 2007, a Wal-Mart opened next to the property. This had a significant impact on the property's performance as the property became highly visible and was now located in a more desirable area. In addition, more resources are being committed to the property in order to make the units more marketable. In 2008, the operating general partner began replacing appliances, carpet and flooring. In addition, the roof was replaced. In 2009, new siding is being installed and the parking lot will be resurfaced and re-striped. Occupancy has improved to 95% as of November 2008 and the property is operating well above breakeven. The investment general partner will continue to work with the operating general partner to monitor occupancy and ensure ongoing improvement. All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. In 2007, the property operated with an average occupancy of 60% and below breakeven status. In July 2008, the investment general partner conducted a site inspection at the property. The results indicated that the property was in need of repairs and cleaning. At the time of the inspection, all ten units were vacant, so there were no files to audit. The operating general partner reports that the complex has been shut down, as it is not viable in its current condition. As a result the Operating Partnership could experience recapture. The investment general partner will continue to encourage the operating general partner to improve the property and lease the vacant units in 2009. It is expected that the market area will improve over the next six months. The Army has reassigned a training brigade to Fort Polk. The brigade is projected to officially activate in the spring of 2009. Additionally, a few hundred troops from Fort Polk who are currently overseas are expected to return in March 2009. The operating general partner's guarantee expired in 2002. The low income housing tax credit compliance period expires in 2011. All real estate tax, mortgage, and insurance payments are current. The operating general partner has confirmed he will continue to keep these items current.

Series 27

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 27 reflects a net loss from Operating Partnerships of $(209,417) and $(666,465), respectively, which includes depreciation and amortization of $1,312,412 and $1,307,553, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 93% in 2008. There are limited job opportunities in the area and, as a result, residents continue to move to other areas to find work. In response to the declining occupancy, the management agent intensified leasing efforts by offering concessions of one month free rent and other incentives, including lower rents, no security deposits and increased resident referral rewards. Due to low rental rents coupled with a high interest rate on the permanent mortgage, the property continues to operate below breakeven. Management has presented the loan to various lenders, but net operating income cannot support a new loan. The investment general partner will continue to closely monitor the property. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve. The operating general partner continues to fund the operating deficits in accordance with his guarantee, which is unlimited in time and amount. The mortgage, taxes, and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2007 due to increasing resident receivables and high operating expenses. Occupancy was at 100% as of December 2008, but tenant collections remain an issue and accounts payable continued to increase. Management has been pursuing and maintaining a more aggressive collection and eviction procedure and has had recent success in the eviction of two non-paying residents in the third quarter of 2008. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely. A 2% rent increase was effective for January 2009 and the operating general partner will additionally apply and request a special increase for the maximum amount allowable in January 2009. The request will hinge on the property's inability to pay expenses at the current rent levels. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. Management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority. However, in the second quarter of 2008, the operating general partner stated that the applications are on hold by the State due to budgeting and lack of funds for grants. The property pays no property taxes as the result of their non-profit, tax-exempt status. The mortgage payment is one month in arrears but no default notices have been issued or are expected due to the operating general partner's relationship with the mortgage holder. In January 2009, the investment general partner demanded that the operating general partner bring the mortgage current. Insurance payments are current and the operating general partner is funding deficits, but not at the levels required.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Through the fourth quarter of 2008 the property operated below breakeven due to low occupancy, bad debt, high maintenance expenses and high utilities. Occupancy continued to struggle and averaged 77% in fourth quarter of 2008. High maintenance expenses are related to the turnover at the property. Many residents have been evicted for non-payment of rent and violating the rules and regulations of the property. Evicted residents have left the property without paying past due money and tend to leave units in poor condition. The management company is currently working to increase occupancy, retain residents and decrease expenses. To increase occupancy management has increased local advertising and is offering concessions. Management has revised their screening and collections policy to make them more stringent. To retain residents, management has increased activities at the site to make residents feel more at home. They have at least two events per month including birthday parties, holiday parties and GED classes. The investment general partner commissioned a third party shop to assess the leasing performance of new management. Based on the report, the property manager's leasing efforts appear strong. The property has also been hurt by the increased utility expenses. Utilities have increased due to an increase in local rates. Management is currently researching ways to potentially reduce consumption. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and expenses decrease. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner's operating deficit guaranty until they convert to permanent fixed rate financing. The operating general partner funds operating deficits as necessary. All tax, mortgage, and insurance payments are current.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. During 2007 the property operated with an average occupancy of 95%, which was a 10% improvement from the prior year when, due to excessive vacancy loss, the property was unable to operate above breakeven. Through 2008, average occupancy was 91%, and the property is operating just below breakeven. According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high compared to other area properties. Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs. Further, there have been a number of incidents at the property as a result of tenant conflicts. This has resulted in a poor reputation in the community. Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area. In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road. In the past, they had accepted LSS's screening information. Physical improvements are also being made to the site in order to improve marketability at the property. Occupancy dipped in the middle of the year due to management not renewing the leases of a number of problematic tenants. The operating general partner continues to fund all operating deficits, despite the expiration of the operating deficit guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 28

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 28 reflects a net loss from Operating Partnerships of $(916,313) and $(827,222), respectively, which includes depreciation and amortization of $1,784,298 and $1,645,111, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. During 2007, occupancy averaged 83% and the property operated below breakeven status. Rents were increased in 2007 and a number of residents were evicted as a result of non-payment of rent, lease violations, or suspected criminal activity. In 2008, the rent increase added approximately $3,000 in additional revenue and operating expenses decreased substantially from 2007. Maintenance costs related to unit turnover and curb appeal were reduced by about 42%. However, the accounts payable balance remains high waiting for reimbursement of the approved repairs from the reserve account. During the first three quarters of 2008, occupancy steadily declined, ending at a low of 63% in August 2008.

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. An insurance adjuster has been to the site to review damages. Preliminary reports cite shingles missing from all buildings, the complex sign is down, and screens and windows need to replaced and/or repaired. An insurance claim has been submitted and all related labor and materials are being priced. The operating general partner is planning to use his construction company to complete the repairs. The insurance proceeds are not expected to be released until the first quarter of 2009. The Operating Partnership is not expected to breakeven for 2008. The investment general partner will continue to monitor occupancy and assist management in finding ways to improve operations going forward. Furthermore, the investment general partner will continue to monitor the progress of the insurance claim and the repairs to the property, as well as assisting the operating general partner gaining approval for a much needed rent increase. The operating general partner is funding deficits as necessary. The guarantee is unlimited in amount until the end of the low income housing tax credit compliance period in 2012. All real estate tax, mortgage, and insurance payments are current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2006 the property operated below breakeven due to increased maintenance expenses caused by the repair of damages sustained during the 2005 hurricane season. The property was insured, but damages were not great enough to cover the insurance deductible, and the repairs were paid for out of operations. A small rent increase was applied in 2006, but rents were still inadequate to cover normal operating expenses. Even though expenses were reasonable, the insufficient rents led to the 2006 deficit. In 2007, the operating general partner was forced to reach out to the Louisiana Housing Finance Agency (LHFA) to prove that a substantial rent increase was essential to keep the complex running. Management was aware that the complex would lose most of the tenants when the new rates were applied. However, they were able to illustrate that this would be the groundwork for turning the project around. LHFA agreed and a $50 per unit rent increase was implemented on all units. As expected, tenants moved out or skipped, as they could not afford the new rates. As a result, occupancy averaged 62% for 2007, yet the rent increase generated as much revenue as in 2006 at 82% occupied. Even though operating expenses were in line with the prior year state averages, the Operating Partnership operated well below breakeven for 2007. However, the accounts payable balance was reduced by half and the operating general partner advanced approximately $41,859 to fund the deficit.

During the first three quarters of 2008, occupancy declined further reaching a low of 48% in June. Although occupancy increased to 73% in November, the year-to-date average was just 62%, 21% below 2007 and 32% below 2006. In addition to the rent increases, the vacancy problems were also attributed to a new manager who was experienced with troubled properties. Aggressive efforts to improve the resident base resulted in many evictions filed as a result of non-payment of rent, lease violations, and/or suspected criminal activity. The operating general partner is hopeful that her experience will improve occupancy and operations in 2009. In an effort to bring in more qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies and area employers. The operating general partner will continue to fund all deficits as necessary. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. The operating general partner reported that occupancy through the fourth quarter of 2008 was 98% and operations were stable. In 2003, the Operating Partnership recorded an $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the Operating Partnership Agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens incurred by the operating general partner that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low-income housing tax credit compliance period expiring in 2011.

Sumner House LP (Sumner House Apartments) is a 79-unit property located in Hartford, CT. Occupancy averaged 94% in 2007. Despite the high occupancy, the property operated significantly below breakeven in 2007 due to low rental rates. For the past year and a half, the operating general partner implemented a strict resident selection process to improve the resident base as well as offer leasing concessions to help increase occupancy. Through December 2008, the property averaged 98% occupancy. The operating general partner reports that police have been actively patrolling the surrounding area, and crime is decreasing. An adjacent low-income tax apartment, that was a primary source for the neighborhood criminal activity, was recently sold and is currently undertaking an extensive rehabilitation. Due to the significant increase in occupancy and income, the property is now operating above breakeven. Taxes, insurance, and mortgage payments are current.

Series 29

As of December 31, 2008 and 2007, the average Qualified Occupancy for the Series was 96.4% and 100%, respectively. The series had a total of 21 properties at December 31, 2008, of which 20 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 29 reflects a net loss from Operating Partnerships of $(1,529,990) and $(1,199,741), respectively, which includes depreciation and amortization of $1,866,972 and $1,842,869, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven starting in 2005. The property suffered from ineffective management which led to poor physical condition and low occupancy. Average occupancy was 72%, 47% and 70%, respectively, in 2005, 2006 and 2007. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears on its mortgage and that the lender had issued a notice of default. The lender replaced on-site management with a third-party management company at the end of the second quarter of 2007. To stabilize the property, the lender depleted the replacement reserve account to fund unit turnovers which improved occupancy to the mid-90s.  The investment general partner and the lender discussed a possible workout which included replenishing the reserves and paying down the outstanding mortgage. In December 2007, the lender polled the bondholders for their preference in resolving the default. They were given the options of foreclosure sale, 18-month debt forbearance as part of a workout plan, or refinancing the property. On June 30, 2008 the lender notified the investment general partner that the bondholders had approved proceeding with a foreclosure sale. The property was sold on July 31, 2008 for $772,800. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain from the sale of the Operating Partnership has been recorded.

The Operating Partnership will lose remaining credits of $48,318. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. Therefore, investors will also experience recapture and interest of $202,165. This represents an estimated loss of future credits, and recapture and interest of $12 and $50, respectively, per 1,000 BACs. The investment general partner is currently preparing to pursue the guarantors under the guaranty with a view to recovering the investment limited partner's losses. The guarantors' financial strength and likelihood of recovery are unknown at this time.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Despite average occupancy of 79% during 2007, the property operated above breakeven. In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007. Occupancy has shown signs of improvement, averaging 85% for 2008. Year-to-date operations appear to be slightly below breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit, senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal has been unable to definitively determine the cause of the fire. The operating general partner received an initial insurance payment totaling $500,000 and at that time it was determined that the building should be razed due to the significant fire and water damage. In the third quarter 2004, the lender approved the release of sufficient insurance proceeds of $148,000 to raze the property. After bidding the property repairs, the operating general partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The operating general partner's primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more than $10,000. The operating general partner appealed their initial determination regarding additional coverage and in February 2006 the appeal was denied. The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company's estimate to rebuild the community minus the code change upgrades in dispute. The lender is currently holding the insurance proceeds. The operating general partner was able to reduce the original construction budget by $1,167,306. The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget greatly reduced the originally anticipated shortfall of $1,257,519. As a result, in early October 2006, the operating general partner received a commitment letter from the Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000. The construction of the project started in early November 2006, and was expected to be complete within nine to ten months. However, the Operating Partnership encountered some difficulties with permits during the early stages of construction, causing construction delays. The property received final certificates of occupancy in January 2008. As of March 2008, the property was 20% occupied. Lease-up is progressing slowly on this property. Through second quarter 2008, management was only able to lease-up a few units bringing physical occupancy to 24% in June 2008. In September 2008, physical occupancy increased to 52%. Lease-up continued to be very slow through the fourth quarter and as of December 2008 this property was 54% physically occupied and 58% leased. According to management the slow lease up is due to poor economic conditions. Many potential residents (seniors) are unable to sell their houses and many seniors are moving in with their children to provide an extra income for the family. To accelerate leasing, management is advertising on local buses and in all local senior newspapers, and offering one month free rent as a referral fee to its current residents. Also, management hosts monthly Bingo sessions and offers daily blood pressure screenings. Due to unanticipated slow lease-up, management is revising its original projections and pushing the lease-up date from October 2008 to March 2009.

Jackson Partners, LP, (Arbor Park Apartments) is a 160-unit property located in Jackson, Mississippi. The property continues to operate below breakeven through the fourth quarter of 2008. The property operated below breakeven due to high utility costs, high taxes, high maintenance costs associated with turnover, and low occupancy. Utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the city about potentially lowering rates, but has been unsuccessful. Management has also appealed the high taxes to the City of Jackson, but the city did not lower the assessment. The maintenance costs have increased due to turnover at the property. Vacating residents have left the units in poor condition and the units need work to become rent ready. The drop in occupancy and high turnover is due to management evicting non-paying or troublesome residents and the Jackson, Mississippi market being oversaturated with new tax credit properties. The occupancy was 75% at the end of the fourth quarter of 2008. There are currently 800 new tax credit units within 10 miles of this property. This has also prevented the property from raising rents to create additional income. In order to compete with the new competition, management is promoting move-in specials such as one free month of rent, no security deposits and waiving application fees. To retain residents and decrease turnover, management is offering incentives to current residents such as carpet cleanings, touch up painting and a renewal concession of half off first month's rent. The investment general partner will continue to work with management to mitigate high water costs, help lower maintenance costs and increase occupancy. The investment general partner performed a site inspection in November of 2008 and found the property to be in good physical condition. All tax, mortgage, and insurance payments are current.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Through the fourth quarter of 2008 the property operated below breakeven due to low occupancy, bad debt, high maintenance expenses and high utilities. Occupancy continued to struggle and averaged 77% in fourth quarter of 2008. High maintenance expenses are related to the turnover at the property. Many residents have been evicted for non-payment of rent and violating the rules and regulations of the property. Evicted residents have left the property without paying past due money and tend to leave units in poor condition. The management company is currently working to increase occupancy, retain residents and decrease expenses. To increase occupancy management has increased local advertising and is offering concessions. Management has revised their screening and collections policy to make them more stringent. To retain residents, management has increased activities at the site to make residents feel more at home. They have at least two events per month including birthday parties, holiday parties and GED classes. The investment general partner commissioned a third party shop to assess the leasing performance of new management. Based on the report, the property manager's leasing efforts appear strong. The property has also been hurt by the increased utility expenses. Utilities have increased due to an increase in local rates. Management is currently researching ways to potentially reduce consumption. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy improves and expenses decrease. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner's operating deficit guaranty until they convert to permanent fixed rate financing. The operating general partner funds operating deficits as necessary. All tax, mortgage, and insurance payments are current.

Series 30

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 30 reflects a net loss from Operating Partnerships of $(408,318) and $(283,862), respectively, which includes depreciation and amortization of $856,568 and $887,243, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four, LP (Whistle Stop Apartments) is a 28-unit family complex in Gentry, AR. Through November of 2008, occupancy averaged 84%. Several tenants were evicted in 2007 for non-payment of rent. The site manager has worked to improve the tenant base, and reports that collections have improved in 2008. In 2007 this property operated below breakeven, even with operating expenses decreasing by 12% from 2006 levels. In 2008 the property operated above breakeven due to increased rental revenue and lower maintenance expenses. All taxes, mortgage, and insurance payments are current.

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

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Despite low occupancy, the property operated above breakeven in 2006 due to a favorable debt structure where a portion of the property's debt service is payable only if there is surplus cash. The property operated with a significant cash deficit in the first quarter of 2007 due to low occupancy, which was caused by application processing delays at the management company's corporate office which was understaffed. Many prospective residents were discouraged by the delays and often chose to live elsewhere. The investment general partner worked with the operating general partner to improve his affiliated management company's policies and procedures to increase application-processing speed and improve leasing techniques. As of December 31, 2007, occupancy improved to 100%, and occupancy remains strong averaging 94% through year end 2008. In 2008, advertising expenses decreased as a result of significant improvements in occupancy. Utilities are an issue for the property and fluctuate with seasonal demand. Management is researching a "Co-Gen" energy system, which utilizes micro-turbines and natural gas to produce heat as a by-product. The payback analysis has not been completed at this time; however, the operating general partner's engineers have determined that the Co-Gen system will be compatible with the property's current heating system. The operating general partner is testing the Co-Gen system at one of his other properties. If the results are favorable, Farwell Mills Apartments will be the next site to implement the system. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including JMC LLC. Contractual services were high in the first quarter because the grounds service company was not billing the property in a timely manner. Accumulated invoices from the past year were all received in the first quarter of 2008. The property has terminated its contract with this company and going forward grounds will be maintained in-house. To further reduce expenses, Pen Bay Builders took over the full janitorial contract. The maintenance expenses decreased, and the property was able to operate above breakeven from April through August 2008. Bad debt was high in September; management reviews accounts receivables periodically and writes off items such as back rent, damages, and cleaning charges following move-outs once they have been deemed uncollectible. In the third quarter, occupancy dipped below 90% due to greater turnover than anticipated. Management increased radio and newspaper ads, and occupancy improved to 93% in the fourth quarter. The high bad debt and increase in utility fuel costs coupled with the dip in occupancy resulted in below breakeven operations for 2008. The operating general partner will fund the cash deficit by deferring fees owed to his management company and his maintenance company (Pen Bay Builders). All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy levels since 2003. In 2007 the property operated below breakeven due to increased utility and administrative expenses. Through the fourth quarter of 2008 occupancy remained consistent at 90%. There is a new 120-unit market rate property in close proximity to the property coming online that will create additional competition for Linden II as the rental rates are not much higher than Linden's Section 42 rents. There is also construction being done on a nearby highway that is deterring prospective drive-by applicants from the property. Due to lack of cash for addressing the on-going past due accounts payable issues and many deferred maintenance items that require attention, there have been no funds available to effectively advertise or market the property. Replacement reserves have not been funded. A spring storm during the second quarter of 2008 resulted in siding and roof damage at the site. The management company had filed an insurance claim and received a settlement in the third quarter of 2008 that covers the cost to replace the roofs and all siding on the buildings. The work began in October 2008, and is 2/3 complete as of December 31, 2008. The roofs are complete and siding repairs will be completed as weather permits. The investment general partner will monitor work progress through completion. A site visit completed by the investment general partner revealed that there are substantial capital improvements and deferred maintenance items at the site. The operating general partner hopes that there will be remaining funds from the claim that will be allowed to fund additional required repairs. The investment general partner will continue to monitor occupancy and work with the operating general partner to improve operations. The operating general partner will continue to fund the property as needed in order to complete physical improvements and cover any operating deficits that arise. The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location. Despite average occupancy of 87% during 2007, the property operated above breakeven mainly due to a rent increase implemented during the year. The 2007 occupancy declined due to evictions of undesirable tenants involved in drug related activity. It is reported that no illegal activity took place on the property but several good tenants chose to leave. The management company immediately trained a new site manager and focused on marketing and outreach. As a result, the fourth quarter occupancy rose to an average of 82%. Occupancy continues to show signs of improvement averaging 90% for 2008. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property struggled in a highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved, but expenses remain high, and operations were just below breakeven in 2007. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. Through December of 2008, the property was operating slightly below breakeven with occupancy averaging 95% at year-end. The investment general partner found the property to be in good condition upon a site inspection in November of 2008. The mortgage, taxes and insurance are all current.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA. The property has had a steady decline in occupancy throughout 2008. Occupancy has fallen from 90% in July 2008 to 75% at year-end 2008. The property has no rental assistance. Overall operating costs are within the budgeted amount, but due to a lack of rental income the property is operating below breakeven for the year. In an attempt to boost occupancy, management is continuing to advertise in the local paper and the regional paper. They have also advertised in local flyers and invested in additional signage now posted along the adjacent streets. They have also recently called all local HUD offices and local social service organizations to keep them aware that there are apartments available.

Series 31

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 26 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 31 reflects a net loss from Operating Partnerships of $(780,316) and $(1,114,377), respectively, which includes depreciation and amortization of $2,301,755 and $2,467,145, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit property located in Pilot Point, TX. During 2007, the property operated well above breakeven as occupancy increased by 7% from the prior year and rental increases were approved. Pilot Point has had to contend with a declining local economy in recent years, as there has been a reduction in the population from the area due to a lack of jobs. The closest large employers are thirty to forty miles away. Management also received approval for an additional rent increase beginning January 1, 2008. While occupancy improved throughout 2007 to average 91% for the year, it did dip back down to end the year at 85%, as there were an inordinate amount of move-outs during the fourth quarter of 2007. Through December, average occupancy has improved to 92%, and operations are above breakeven. The investment general partner will continue to monitor the property's operations to ensure occupancy remains stabile. All taxes, insurance and mortgage payments are current.

Seagraves Apartments LP (Western Hills Apartments) is a 16-unit development located in Ferris, Texas. In 2006, due to market conditions, occupancy dropped to 80% for the year. Average occupancy improved to 90% in 2007; however, this was not enough to allow the property to breakeven. As the property is very small, slight changes in occupancy have a significant effect on the overall operations. Operating expenses are higher than state average on a per unit basis. Maintenance expense has steadily increased over the last few years due to increased deferred maintenance as the property ages. Management increased marketing efforts in the area including fliers and newspaper ads, and was able to achieve 100% occupancy in August 2008. Management has been able to maintain 100% occupancy through the fourth quarter of 2008 and as a result was able to achieve breakeven operations by year-end 2008. In addition, a site visit was conducted in December 2008, and the property was noted to be in good condition. The investment general partner will work with management to ensure occupancy remains stabile going forward and expenses are reduced as possible in 2009. All taxes, mortgage, and insurance payments are current.

Series 32

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2008, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2008 and 2007, Series 32 reflects a net loss from Operating Partnerships of $(1,201,048) and $(1,119,683), respectively, which includes depreciation and amortization of $1,999,937 and $1,856,276, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account. Capital expenses are funded from the operations. In 2007, occupancy averaged 100%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. Average occupancy in 2008 was 97%. The investment general partner conducted a site visit in September 2008. The property was in good condition. Management reports that rent collection has improved and maintenance expenses have decreased throughout the year. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy. During 2006, occupancy averaged 79% and in 2007 average occupancy improved to 86%. The property suffered cash losses of ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively. The property's physical appearance and condition are good; however, management has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies which, in the past, have not been effective. The operating general partner has engaged five management companies in five years, with the most recent change occurring in early 2008 in connection with a portfolio-wide debt restructuring. The current third party management company appears much stronger than any of the past management firms as evidenced by the property's improved average occupancy of 92% through December 2008. The property operated slightly above breakeven for the first three quarters of 2008. However, the property operated slightly below breakeven through year end 2008 due to a small decline in occupancy in the fourth quarter and an increase in bad debt expense. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage and taxes are current. However, the operating general partner has a portfolio of properties in Michigan, some of which were operating at deficits prior to their recent debt restructuring, so its ability to continue to fund operating deficits for Clear Creek Apartments may be limited.

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

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006 and 2007 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. However, in the second quarter of 2008, the operating general partner stated that the State is holding all applications due to budget restrictions and lack of grant funding available. A site visit by the investment general partner is planned in the first quarter of 2009. A rent increase of 2% was effective January 1, 2009, and another special rent increase will be requested in January 2009. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an on-going and serious issue. Physical occupancy was 100% as of December 2008. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents. The investment general partner continues to work with the operating general partner to improve operations. The December 2008 mortgage payment is past due. No default notice has been issued by the mortgage holder. In January 2009 the investment general partner will demand that the operating investment partner bring the mortgage current. The insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

Series 33

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 33 reflects a net loss from Operating Partnerships of $(422,796) and $(583,310), respectively, which includes depreciation and amortization of $908,189 and $942,111, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account. Capital expenses are funded from the operations. In 2007, occupancy averaged 100%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. Average occupancy in 2008 was 97%. The investment general partner conducted a site visit in September 2008. The property was in good condition. Management reports that rent collection has improved and maintenance expenses have decreased throughout the year. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, or MSHA, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007 occupancy reached 90%, and occupancy remained at a 90% average throughout the first and second quarter of 2008. Occupancy has further improved to 92% through December 2008.

Despite the improvement in occupancy, the property operated below breakeven in 2007 and continued to operate below breakeven in 2008 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Management is currently looking into an alternative energy system that could substantially reduce the heating costs at the property. Chip-tech toured the property in May and felt the property would be an ideal candidate for its wood chip technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. Realty Resources Management, Thayer Corporation (the general contractor for Stearns' energy work) and Evergreen Home Performance (energy auditor) met June 20, 2008, to discuss the overall picture at Stearns. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. The operating general partner submitted the loan application to Maine State Housing Authority in December 2008. The engineers held a conference call with MSHA the last week in December to answer any additional questions/concerns. An official decision is expected from MSHA in the first quarter of 2009. If approved, MSHA provides 100% financing up to 30 years at a fixed rate of 4.75%. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Series 34

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 34 reflects a net loss from Operating Partnerships of $(877,301) and $(926,107), respectively, which includes depreciation and amortization of $1,689,978 and $1,662,278, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. The property has operated below breakeven through the fourth quarter of 2008. Below breakeven operations are due to the exorbitant water rates from the City of Jackson, a decline in occupancy and turnover costs. Management continues to contact the City of Jackson about the high water costs, but has been unsuccessful in lowering the cost. The decrease in occupancy and increase in turnover is due to the opening of a new 375-unit single-family home development near the property. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. Average occupancy in the fourth quarter was 87%. To help retain residents, management is increasing activities on the site for the residents and plans to hire two courtesy officers. They feel by creating more of a community feel at the property, they will be able to retain more residents. The investment general partner will monitor management's resident retention efforts. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven as a result of low occupancy, which averaged 79% in 2006, but improved to 81% average occupancy in 2007. The property suffered cash losses of ($50,619), ($71,828) and ($66,013) for the years 2005, 2006, and 2007, respectively. Through the fourth quarter of 2008 occupancy averaged 87% and the property operated below breakeven. The property's physical appearance and condition is good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies which, in the past, have not been effective (five management companies in the past five years). The current third party management company appears much stronger than any of the past management firms, although it has not yet succeeded in bringing Hillside Club I to breakeven. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. At the end of the fourth quarter 2008, the Operating Partnership is three months delinquent on its mortgage and 2007 and 2008 real estate taxes have not been paid. To date, the lender has not declared the loan in default and has agreed, in principle, to a forbearance agreement which would modify the loan payments to include unpaid interest. Formal documentation of the forbearance agreement was anticipated in the second quarter but has not occurred to date. The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property struggled in a highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved, expenses remain high, and operations were just below breakeven in 2007. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. Through December of 2008, the property was operating slightly below breakeven with occupancy averaging 95% at year-end. The investment general partner found the property to be in good condition upon a site inspection in November of 2008. The mortgage, taxes and insurance are all current.

Series 35

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 35 reflects a net loss from Operating Partnerships of $(788,301) and $(738,933), respectively, which includes depreciation and amortization of $1,300,650 and $1,155,628, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy was down to 88% in 2007 and as low as 77% in 2008. Due to management's efforts to increase residency through effective marketing and a more stringent resident screening process, occupancy increased to 93% as of November 30, 2008. According to the operating general partner, four move-outs in the month of December 2008 decreased occupancy to 89%. However, the operating general partner states they are 95% leased with move-ins expected to occur over the next 60 days. The partnership increased rental revenue, but significant expense increases over the same time period outweighed the additional revenue. This expense increase is attributed to higher than expected turnover expenses, as well as administrative expenses which were significantly higher during the first half of the year as the operating general partner was trying to determine best use of staff in terms of numbers at each property, who should be kept on staff, etc. As a result, there was some shifting of staff, terminations, training, etc, all of which contributed to the increase in administrative costs. These administrative cost overruns were reduced through the second half of the year once all staffing issues stabilized, but the property operated at a deficit through 2008. The investment general partner met with the operating general partner and visited this site in October 2008. The property was very well maintained and the tax credit files were in very good order. The new site manager continues to improve operations on a monthly basis. Several capital improvement projects are planned for the upcoming year: re-finishing the swimming pool, exterior siding repairs and painting. These improvement projects will be funded from replacement reserves. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. The property operated below breakeven in the first quarter of 2008 due to high seasonal operating expenses such as heating costs and snow removal. Seasonal operating expenses normalized in the second quarter of 2008. Reduced operating expenses, along with a rent increase, allowed the property to operate slightly above breakeven in the second quarter, despite a dip in occupancy. The property continued to operate above breakeven in July and August, but expended cash in September due to declining occupancy. As of September 30, 2008, the property was 79% occupied. To increase occupancy, management ran move-in specials and conducted outreach to local employers in the fourth quarter. The site enjoys high traffic, but 99% of the applications were being denied due to poor credit or criminal history.  In the fourth quarter the resident selection criteria were modified to allow credit challenged households' opportunities to rent with increased security deposits. This measure combined with increased marketing helped to stabilize occupancy. By December 31, 2008, occupancy increased to 98%. To date collections have not been impacted. High occupancy allowed the property to operate above breakeven in November and December. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. In 2007, occupancy averaged 85% and the property operated below breakeven due to low occupancy. As of December 31, 2008, the property was 90% occupied. The property struggles with low occupancy due to soft market conditions. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent-free pro-rated over 12 months. Management is also working with a local housing authority in an effort to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management reports that the resident profile and resident retention have both improved. The property continued to operate below breakeven through the fourth quarter of 2008. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Series 36

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 36 reflects a net loss from Operating Partnerships of $(356,333) and $(418,074), respectively, which includes depreciation and amortization of $792,577 and $813,987, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has had strong operations. Occupancy at the start of 2008 was 100% and year-to-date occupancy through the fourth quarter of 2008 was 94%; however, management took several units off-line for repairs in June 2008, causing occupancy to drop to 90% by the end of the fourth quarter. The property requires very high occupancy (97% to 98%) to maintain operations above breakeven, due to its high debt service; so the drop in occupancy resulted in below breakeven operations. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage.

On July 21, 2008, the Operating Partnership was served with a lawsuit from a former resident alleging that her two children contracted asthma as a result of mold in two units in which they had lived. The lawsuit claims damages in the amount of $200,000. The operating general partner is currently working with the Operating Partnership's counsel and insurance carrier on this issue.

The property's balconies have deteriorated over the past two years. While awaiting contractors' bids to repair the balconies, management issued letters directing residents not to use their balconies until they were repaired. Despite the letters, one resident sprained her ankle when the balcony off her unit collapsed in August 2008. The incident was reported to both parties' insurance companies, but no legal action has been taken by the resident or her insurance company. After the incident, all doors to the balconies were boarded up immediately. Work to remediate the balconies is proceeding at this time and was approximately 90% complete by year end.

Due to constrained funds, the property has alternated between paying vendors and meeting its debt service. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but caused some arrearage in the mortgage payments. The operating general partner has since brought the mortgages current, but payables have begun to build.

In March 2008, the operating general partner replaced the management agent with a new one which appears to be skilled in all areas of LIHTC property management and has been working to address all of the issues above, including performing mold remediation on all affected units. Management was able to reschedule the HUD site inspection, originally scheduled for August 2008, to sometime in the first quarter of 2009, in anticipation that the balcony and mold issues will be remediated by then. Some of the balcony repair costs have been paid out of the property's replacement reserve. The investment general partner will continue to monitor the progress of each issue, including improving occupancy. The operating general partner has confirmed its commitment to continue funding deficits.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK. Occupancy began to decline in the third quarter of 2008, to an average of 82% with below breakeven operations. With increased presence from the regional manager and improved marketing efforts, management was able to increase occupancy to 96% by December. Management expects the high occupancy levels to continue into 2009 and to bring the property back above breakeven operations in the near future. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current.

Series 37

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 37 reflects a net loss from Operating Partnerships of $(901,142) and $(735,272), respectively, which includes depreciation and amortization of $1,151,623 and $1,199,596, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. The property has operated below breakeven through the fourth quarter of 2008. Below breakeven operations are due to the exorbitant water rates from the City of Jackson, the drop in occupancy and turnover costs. Management continues to contact the City of Jackson about the high water costs, but has been unsuccessful in lowering the cost. The decrease in occupancy and increase in turnover is due to the opening of a new 375-unit single-family home development near the property. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase traffic. Average occupancy in the fourth quarter was 87%. To help retain residents, management is increasing activities on the site for the residents and plans to hire two courtesy officers. They feel by creating more of a community feel at the property, they will be able to retain more residents. The investment general partner will monitor management's resident retention efforts. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area. Average occupancy was down to 88% in 2007 and as low as 77% in 2008. Due to management's efforts to increase residency through effective marketing and a more stringent resident screening process, occupancy increased to 93% as of November 30, 2008. According to the operating general partner, four move-outs in the month of December 2008 decreased occupancy to 89%. However, the operating general partner states they are 95% leased with move-ins expected to occur over the next 60 days. The partnership increased rental revenue, but significant expense increases over the same time period outweighed the additional revenue. This expense increase is attributed to higher than expected turnover expenses, as well as administrative expenses which were significantly higher during the first half of the year as the operating general partner was trying to determine best use of staff in terms of numbers at each property, who should be kept on staff, etc. As a result, there was some shifting of staff, terminations, training, etc, all of which contributed to the increase in administrative costs. These administrative cost overruns were reduced through the second half of the year once all staffing issues stabilized, but the property operated at a deficit through 2008. The investment general partner met with the operating general partner and visited this site in October 2008. The property was very well maintained and the tax credit files were in very good order. The new site manager continues to improve operations on a monthly basis. Several capital improvement projects are planned for the upcoming year: re-finishing the swimming pool, exterior siding repairs and painting. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee to fund operating deficits is unlimited in amount until the time of rental achievement, which has not yet occurred.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of Section 8 vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. As of December 31, 2007 occupancy reached 90%, and occupancy remained at a 90% average throughout the first and second quarter of 2008. Occupancy has further improved to 92% through December 2008.

Despite the improvement in occupancy, the property operated below breakeven in 2007 and continued to operate below breakeven in 2008 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. Management is currently looking into an alternative energy system that could substantially reduce the heating costs at the property. Chip-tech toured the property in May and felt the property would be an ideal candidate for its wood chip technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. Realty Resources Management, Thayer Corporation (the general contractor for Stearns' energy work) and Evergreen Home Performance (energy auditor) met June 20, 2008, to discuss the overall picture at Stearns. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. The operating general partner submitted the loan application to Maine State Housing Authority in December 2008. The engineers held a conference call with MSHA the last week in December to answer any additional questions/concerns. An official decision is expected from MSHA in the first quarter of 2009. If approved, MSHA provides 100% financing up to 30 years at a fixed rate of 4.75%. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the fourth quarter of 2008, average occupancy improved to 89%, with occupancy at the end of the quarter reaching 94%. However, the property continues to operate below breakeven.

Reporting by the operating general partner has not been timely. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement, to defer 2007 principal payments. The Operating Partnership remains current on the interest portion of its debt service. Year-to-date 2008 reports, also received in fourth quarter of 2008, revealed a significant increase in payables and the existence of unpaid real estate taxes.

Generally, despite untimely and sporadic reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow, and has contacted the operating general partner regarding his plan to pay down payables and unpaid real estate taxes.

Series 38

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2008, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 38 reflects a net loss from Operating Partnerships of $(347,940) and $(422,092), respectively, which includes depreciation and amortization of $872,687 and $891,168, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 39

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 39 reflects net loss from Operating Partnerships of $(486,528) and $(434,058), respectively, which includes depreciation and amortization of $784,480 and $759,540, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 40

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2008, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 40 reflects a net loss from Operating Partnerships of $(565,323) and $(640,714), respectively, which includes depreciation and amortization of $1,062,795 and $1,025,392, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the fourth quarter of 2008, average occupancy improved to 89%, with occupancy at the end of the quarter reaching 94%. However, the property continues to operate below breakeven.

Reporting by the operating general partner has not been timely. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement, to defer 2007 principal payments. The Operating Partnership remains current on the interest portion of its debt service. Year-to-date 2008 reports, received in fourth quarter of 2008, revealed a significant increase in payables and the existence of unpaid real estate taxes.

Generally, despite untimely and sporadic reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow, and has contacted the operating general partner regarding his plan to pay down payables and unpaid real estate taxes.

Series 41

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 41 reflects a net loss from Operating Partnerships of $(617,860) and $(1,106,401), respectively, which includes depreciation and amortization of $1,338,516 and $1,470,832, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The property operated above breakeven in 2007 and a new property manager was hired in the first quarter of 2008. Unaudited financial statements through December 2008 confirm above breakeven operations and an average occupancy of 95%. The mortgage, taxes, and insurance are current.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village), is a 12-unit family property located in Mt. Carroll, IL. In 2007, the property had an average occupancy of 74% and operated below breakeven. The market that the property is located in is a depressed rural area. In 2006, two of the units had lost rental assistance from Rural Development, due to being vacant for at least six months. Since that time, these units have not been leased due to an inability to find tenants who can afford the rents without Rural Development rental assistance. According to the operating general partner, there is little chance of re-attaining that rental assistance. The reason the units were vacant for at least six months was market related. They are currently rent ready and have been since 2006. The other 10 units are leased and through December 2008 average occupancy is 83% (2 vacant). Because of the low occupancy during the first half of the year, the property did not achieve breakeven operations for the year. Very minimal marketing efforts are employed for this property as all leasing and marketing is performed out of the main leasing office located in Wisconsin. The investment general partner will work with the operating general partner to improve leasing strategies and determine avenues of marketing in the area in order to lease up the two vacant units. The mortgage, property taxes, and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership operated above breakeven in 2006. However, the 2006 overall average occupancy of 84% declined to 65% in December 2006 due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants. A new site staff was hired early in 2007 and the current site manager was able to restore occupancy to 95% in September 2007 and maintain high occupancy levels since that date. The occupancy as of December 31, 2008 was 90%. The property operated slightly below breakeven in 2007 but has improved back above breakeven in 2008. The investment general partner will continue to monitor operations on a monthly basis. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current.

Series 42

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 42 reflects a net loss from Operating Partnerships of $(708,719) and $(665,171), respectively, which includes depreciation and amortization of $1,452,325 and $1,379,636, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. During 2007, a $50 per unit rent increase was implemented for new move-ins or upon lease renewal. This caused occupancy to decline in 2007 from approximately 99% to 87% because tenants could not afford the new rates. Occupancy rebounded during the fourth quarter of 2007 and into the first quarter of 2008. However, HUD made some revisions in their program concerning new rules, which caused occupancy to again decline. Throughout 2008, occupancy continued to decline ranging from a high of 90% in January to end December at a low of 69%. Occupancy averaged 82% for 2008. The increase in vacancy loss combined with increased costs for unit turnover continues to cause the property to operate below breakeven status. The operating general partner continues to seek ways to control operating expenses. In 2008, the maintenance procedures were re-worked whereby repairs are paid for only on an as completed basis. The operating deficit guarantee expired in 2005. The low income housing tax credit compliance period expires in 2016. All real estate tax, mortgage, and insurance payments are current.

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

The property operated above breakeven in 2007 and a new property manager was hired in the first quarter of 2009. Unaudited financial statements through December 2008 confirm above breakeven operations and an average occupancy of 95%. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member had significant resources and contributed over $190,000 to the Operating Partnership to fund the property's operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members of the operating general partner entity resulted in less attention being paid to management of the property and diminished willingness to fund deficits.

In 2007, the Operating Partnership refinanced its first mortgage, resulting in a significant improvement in operations over 2006. Occupancy averaged 92% for 2007 and 91% for 2008. The property operated just below breakeven in 2007 and 2008. Under the new debt service and assuming expenses are maintained in line with those of 2007 and 2008, the property should be able to breakeven at 93% occupancy. Occupancy in the fourth quarter of 2008 fell to an average of 88%. The property historically has slightly lower occupancy in the colder months; but a loss of attention from the general partner due the tensions described above may also be contributing to the recent falloff in performance. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership Agreements, since September 2007. The mortgage, taxes and insurance payments are all current. Accounts payable currently stand at $55,000.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. In response to below breakeven property operations caused by low occupancy in 2006, the management company replaced the site manager in the third quarter of 2006. This had a positive effect on the property during 2007, with occupancy increasing to 97% and the property operating above breakeven.

Through the fourth quarter of 2008, the property continued to operate above breakeven with 94% average occupancy. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement. Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager's limited tax credit experience and knowledge of the program. A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is currently attempting to recapitalize its Colorado portfolio, including HS Housing.

SM Housing, LP is a 40-unit property located in Buena Vista, Colorado. On September 7, 2008 there was a fire at the property caused by a resident smoking. There was physical damage to 12 of the 40 units and the residents have sought temporary shelter until the rehab work is complete and the Certificates of Occupancy for the down units are reissued. The management company contacted the state agency, Colorado Housing, about this issue and the potential loss of credits if the property did not complete the rehab and have the Certificate of Occupancy issued for the down units by December 31, 2008. Colorado Housing advised that as long as the units are back online by March 7, 2009, there will be no credit loss. On January 9, 2009, the property passed the final inspection and the Certificates of Occupancy should be issued within ten days. Residents will move in shortly thereafter. Prior to the fire the property was operating at breakeven with 100% occupancy. Management expected occupancy to reach 100% by the end of January 2009 and the property to continue to breakeven. Insurance proceeds will cover the repair work and lost rents. The investment general partner will continue to monitor the situation to ensure the Operating Partnership's credit stream is not affected by the fire. All tax, mortgage and insurance payments are current.

TS Housing, LP (Tiffany Square Apartments) is a 52-unit family property located just outside Denver in Lakewood, CO. Parts of the property developed structural issues related to the floor joists, which resulted in uneven floors and required extensive repairs. Ten units were off-line for over six months while management attempted to remediate the issue. As a result of lower revenue from the down units, and increased maintenance expenditures, the property expended cash of ($19,023) in 2006. During 2007, average occupancy was 91% and the property expended cash of ($65,739) due to increased maintenance expenditures and structural repairs of the eight units.

Through the fourth quarter of 2008, occupancy averaged 96%, which resulted in above breakeven operations. All real estate taxes, insurance, and mortgage payments are current. While management expects improved occupancy to continue going forward, it was recently discovered that one unit is in need of structural repairs and is vacant. Management is currently obtaining bids and anticipates that the necessary work will be funded through the replacement reserve. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units had been repaired and re-occupied. In May 2008, corrected 8823s for the ten units were filed with the IRS by the Colorado Finance Housing Agency.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is currently attempting to recapitalize the entire Colorado portfolio, including TS Housing. A recapitalization, if completed, would provide funds necessary to address Tiffany Square's capital needs.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. Through the third quarter 2008, physical occupancy averaged 92%. In the fourth quarter, this property continues to operate with strong average physical occupancy of 95%. Due to high maintenance expenses the property was not able to operate above breakeven in 2008. Due to the age of the property, there is a demand for increased maintenance repairs, increasing overall maintenance costs. In 2008, management replaced a number of appliances. To increase and maintain the occupancy, management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded. The property has received funds from the vendor for re-signing the contract. The real estate taxes, insurance, and mortgage payments are current.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through November 2008, average occupancy was 94%, and operations were just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units were brought back on line at that time. During the fourth quarter of 2008, the operating general partner notified the investment general partner that an additional building was experiencing differential settlement issues and two units were being brought off-line until repairs could be made. Repairs are scheduled to be performed in February 2009 at an estimated cost of $80,000. The repairs will be funded by an advance from the operating general partner. While occupancy has improved through 2008, expenses remain high and inhibit the property from operating above breakeven. The most significant expenses are utilities and maintenance. The high maintenance expenses are turnover related as management has seen an increase in turnover from historical figures due mainly to market related issues. In addition, many of the appliances are reaching the end of their useful life and are requiring replacement or repairs. Management is exploring options for reducing utility expenses. The investment partner will continue to work with management to improve occupancy and reduce expenses and will follow up with the operating general partner to ensure the structural damages are repaired as planned. The mortgage, trade payables, property taxes and insurance are current.

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

Due to the property being shut down in 2007, investors lost 2007 tax credits and experienced recapture. The Operating Partnership lost $44,252 in tax credits and experienced recapture of $65,954. This represents credits and recapture of $16 and $24, respectively, per 1,000 BACs. The operating general partner has unlimited guarantees and the investment general partner intends to pursue payment under these guarantees in order to offset some or all of the expected recapture of tax credits. However, it is not certain at this time how much can be collected under the guarantees, based on the unknown financial strength of the guarantors.

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, occupied rehab property located in Chester, SC. In 2007, occupancy averaged 100%; however, the property operated well below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because 2006 numbers were based on only 10 months of operations, and because they experienced approximately $46,000 in rehab costs that could not be capitalized in 2007. These costs were due to the rehab and re-syndication of tax credits, which include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of December 31, 2008, occupancy is 98% and average of 97% for the year, which is in line with historical averages. The property operated above breakeven in 2008. The operating general partner's operating deficit guarantee is unlimited until breakeven. Upon breakeven, the operating deficit guarantee will be limited to $250,000 for a period of 36 months so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Breakeven occurred in August 2007. The mortgage, taxes and insurance payments are all current.

Series 43

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 43 reflects a net loss from Operating Partnerships of $(844,043) and $(960,178), respectively, which includes depreciation and amortization of $1,848,220 and $1,828,552, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The property operated above breakeven in 2007 and a new property manager was hired in the first quarter of 2008. Unaudited financial statements through December 2008 confirm above breakeven operations and an average occupancy of 95%. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, the defaulting member of the operating general partner entity was replaced with a new member. The new member had significant resources and contributed over $190,000 to the Operating Partnership to fund the property's operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members of the operating general partner entity resulted in less attention being paid to management of the property and diminished willingness to fund deficits.

In 2007, the Operating Partnership refinanced its first mortgage, resulting in a significant improvement in operations over 2006. Occupancy averaged 92% for 2007 91% for 2008. The property operated just below breakeven in 2007 and 2008. Under the new debt service and assuming expenses are maintained in line with those of 2007 and 2008, the property should be able to breakeven at 93% occupancy. Occupancy in the fourth quarter of 2008 fell to an average of 88%. The property historically has slightly lower occupancy in the colder months; but a loss of attention from the general partner due the tensions described above may also be contributing to the recent falloff in performance. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership Agreements, since September 2007. The mortgage, taxes and insurance payments are all current. Accounts payable currently stand at $55,000.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The property operates without rental assistance and competes with three area properties offering Section 8 subsidies. The management company hired a new site manager in 2007 that increased advertising and marketing efforts. Management initiated rent concessions and $99 security deposits, waived the first month's rent, and eliminated the application fee to attract new applicants. Despite these attempts, the 2007 annual average occupancy decreased to 79% and the property operated below breakeven. In 2008, the average occupancy rebounded to 89% and the property operated above breakeven. Although the replacement reserve is under-funded, the Operating Partnership is under an approved workout plan with Rural Development. Taxes, insurance and mortgage payments are current. The operating general partner's guaranty is in effect through February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In January 2007, upon a physical inspection, it was discovered that the property is having some mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner implemented a comprehensive maintenance plan to avoid such issues in the future. In the fourth quarter 2007, the management company hired a full time manager and a part time assistant manager. The property has finally become more equipped to deal with the heavy traffic, which resulted from newspaper advertisement. Also, in October 2007, the property experienced a fire resulting in two damaged units, which were off line through February 2008. All the required repairs were made and finished by March 2008. In March 2008, the investment general partner's inspector visited the property and concluded that all required repairs were made. Average physical occupancy for 2007 was 82% and the property was able to operate above breakeven. Physical occupancy remained weak in the low eighties for the first two quarter of 2008. In the third quarter 2008 physical occupancy increased to 100% and the property was able to maintain 100% until October 2008. However, as a result of some move outs physical occupancy dropped again in November and as of December the project was 86% physically occupied. Low occupancy resulted in below breakeven operations in the fourth quarter. Management is taking immediate actions to improve and stabilize occupancy. Marketing consists of advertisements in local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing onsite events to enhance the sense of community at the property. The site manager organized holiday parties around Thanksgiving and Christmas. The investment general partner emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to bring and stabilize operations above breakeven. The mortgage, taxes, insurance and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006 and 2007 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. However, in the second quarter of 2008, the operating general partner stated that the State is holding all applications due to budget restrictions and lack of grant funding available. A site visit by the investment general partner is planned in the first quarter of 2009. A rent increase of 2% was effective January 1, 2009, and another special rent increase will be requested in January 2009. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Physical occupancy was 100% as of December 2008. As outlined in the cooperative documents, management is assessing unit maintenance charges to all the residents. The investment general partner continues to work with the operating general partner to improve operations. Currently the December mortgage payment is past due. No defaults have been issued to date by the mortgage holder. In January 2009 the investment general partner will demand that the operating general partner bring the mortgage current. The insurance payments are current. The property pays no real estate taxes as the result of a tax-exempt status.

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, occupied rehab property located in Chester, SC. In 2007, occupancy averaged 100%; however, the property operated well below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because 2006 numbers were based on only 10 months of operations, and because they experienced approximately $46,000 in rehab costs that could not be capitalized in 2007. These costs were due to the rehab and re-syndication of tax credits, which include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of December 31, 2008, occupancy is 98% and average of 97% for the year, which is in line with historical averages. The property operated above breakeven in 2008. The operating general partner's operating deficit guarantee is unlimited until breakeven. Upon breakeven, the operating deficit guarantee will be limited to $250,000 for a period of 36 months so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Breakeven occurred in August 2007. The mortgage, taxes and insurance payments are all current.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. In 2007, despite an average occupancy of only 89%, the property operated above breakeven. However, in 2008 occupancy decreased to an average of 83% for the year resulting in below breakeven operations. Wagoner is competing with a newer tax credit property that is one-eighth of a mile away. Management is implementing new marketing strategies in 2009 and is working closely with businesses in town in an attempt to boost occupancy and operations through referrals. The operating general partner continues to fund deficits as needed. The property's mortgage real estate taxes and insurance payments are all current.

Series 44

As of December 31, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 10 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 44 reflects a net loss from Operating Partnerships of $(771,502) and $(902,915), respectively, which includes depreciation and amortization of $1,821,963 and $1,466,778, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. A site visit conducted in May 2008 rated the property in excellent condition. Occupancy rebounded by the end of the year, averaging 94% and further improved to 96% through the fourth quarter of 2008. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which was set to expire in 2008, for a period of three years. The property converted its construction loan to permanent financing effective June 2, 2008. All mortgage, taxes, and insurance payments are current.

Series 45

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 30 properties at December 31, 2008, of which 29 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 45 reflects a net loss from Operating Partnerships of $(1,206,675) and $(1,096,120), respectively, which includes depreciation and amortization of $2,334,661 and $2,213,625 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. Through the fourth quarter of 2008, average occupancy improved to 89%, with occupancy at the end of the quarter reaching 94%. However, the property continues to operate below breakeven.

Reporting by the operating general partner has not been timely. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement, to defer 2007 principal payments. The Operating Partnership remains current on the interest portion of its debt service. Year-to-date 2008 reports, received in fourth quarter 2008, revealed a significant increase in payables and the existence of unpaid real estate taxes.

Generally, despite untimely and sporadic reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company's ability to increase occupancy and cash flow, and has contacted the operating general partner regarding his plan to pay down payables and unpaid real estate taxes.

Childress Apartments LTD (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Despite the low occupancy in 2007, the property operated above breakeven due to a rent increase coupled with funds withdrawn from the reserves for expensed improvements. In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007. The average occupancy increased to 82% through the second quarter of 2008 from 77% in the fourth quarter of 2007. However, at the end of the second quarter of 2008, hail and wind from a severe storm caused broken windows with resulting water damage to carpeting. The damage was covered by insurance and the windows and carpeting have all been repaired or replaced as needed. The property received the insurance proceeds during the third quarter 2008. During this time, several residents chose to leave causing a decrease in average occupancy to 70% for the third quarter. Management reports that occupancy has improved slightly in the fourth quarter to 78% and is confident that all units will be re-occupied. Increased marketing efforts including newspaper advertising and handing out flyers at the Chamber of Commerce and local churches has been effective at bringing in potential residents. The management company will adjust their tenant selection criteria to include credit reports in an effort to improve collections and reduce the evictions for non-payment. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004 and through February 2005 inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. To date, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions. A default notice was sent to the operating general partner on September 1, 2005. The default notice was then followed up by a demand letter sent to the operating general partner in July 2006. The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. Another non-profit organization was retained to take over property management. The investment general partner met with representatives of both the original non-profit operating general partner and new management to determine a course of action that serves the best interest of the Operating Partnership. The new management has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area, and have formed an entity to step in as the operating general partner. An agreement has been proposed and amendments to the Operating Partnership Agreement are currently being drafted. Occupancy is strong, averaging 96% in 2008. The property is operating above breakeven due to low operating expenses, combined with 100% soft debt financing, requiring payments of principal and interest from cash flow only. Trade payables, taxes and insurance are all current. A recent site visit found that the property was well maintained and managed. The investment general partner will continue to closely monitor operations and the status of the pending transfer of the operating general partner interest.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. A site visit conducted in May 2008 rated the property in excellent condition. Occupancy rebounded by the end of the year, averaging 94% and further improved to 96% through the fourth quarter of 2008. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which was set to expire in 2008, for a period of three years. The property converted its construction loan to permanent financing effective June 2, 2008. All mortgage, taxes, and insurance payments are current.

Series 46

As of December 31, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2008 and 2007, Series 46 reflects a net loss from Operating Partnerships of $(541,183) and $(724,003), respectively, which includes depreciation and amortization of $1,166,854 and $1,025,475, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi. Construction was completed April 4, 2006. The property operated below breakeven in 2007 despite averaging 99% occupied. Some of the loss is attributed to fees associated with the construction and lease-up of the complex. In addition, rents were inadequate to support normal operating expenses; so a rent increase of about $30 per unit was implemented in June 2007 for new move-ins or upon lease renewal. In 2007, the operating general partner also had to fund an operating reserve account in the sum of $48,150. Throughout 2008, occupancy has remained strong averaging 98%. The raised rents have generated additional revenue and the overall operating expenses appear to be in line with the prior year's state averages. Regardless of the strong occupancy and increased revenue, the Operating Partnership continues to operate below breakeven due to the high debt service. The guarantee is unlimited in amount until thirty-six months after rental achievement is met; however, there is a further stipulation that the complex must sustain debt service coverage at 1.15 for twelve consecutive months before the guarantee is released. The investment general partner will work with the operating general partner until operations have improved and all required reserves are funded. All real estate tax, mortgage, and insurance payments are current.

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

Recent Accounting Changes - continued

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 17, 2009		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 17, 2009	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 17, 2009	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.