Form 10-K
period 2009-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2009-07-14
CIK 913778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (check one):

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
Form 8-K dated October 1, 1998
Form 8-K dated April 27, 2000
Form 8-K dated June 1, 2004
Form 8-K dated June 11, 2004
Form 8-K dated June 23, 2004
Form 8-K dated June 1, 2004
Form 8-K dated January 24, 2005
Form 8-K dated January 24, 2005
Form 8-K dated January 24, 2005

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2009

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective.  On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.  On July 24, 2002, a Form S— 11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S—11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective.  As of March 31, 2009, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.

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

As of March 31, 2009 the Fund had invested in 22 Operating Partnerships on behalf of Series 20, 13 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 21 Operating Partnerships on behalf of Series 29, 18 Operating Partnerships on behalf of Series 30, 26 Operating Partnerships on behalf of Series 31, 16 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 21 Operating Partnerships on behalf of Series 41, 23 Operating Partnerships on behalf of Series 42, 23 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 30 Operating Partnerships on behalf of Series 45 and 15 Operating partnerships on behalf of Series 46.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1B.              Unresolved Staff Comments

Not applicable.

Item 2.                Properties

The Fund has acquired a limited partnership interest in 510 Operating Partnerships in 27 series, identified in the table set forth below.  The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.”  The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Ashbury Apartments	Sioux Falls, SD	48	$1,126,572	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,291,296	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	769,146	8/94	3/95	100%	182,044

Cascades Commons Apts.	Sterling, VA	320	22,431,256	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	661,759	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando, FL	220	6,872,337	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,672,955	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,413,952	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	684,092	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	1,839,680	7/94	12/95	100%	1,534,461

Edison Lane Apartments	Edison, GA	24	695,725	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,563,630	8/94	1/95	100%	693,966

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Fairoaks Lane Apts.	Rincon, GA	44	$1,369,170	7/94	5/95	100%	$339,284

Floral Acres II	Waggaman, LA	32	994,495	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,284,145	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,500,686	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	655,789	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	532,472	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,040,823	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,540,617	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,621,496	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	898,650	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Black River Run	Black River Falls, WI	48	$956,881	10/94	12/94	100%	$350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,057,677	8/94	4/95	100%	263,711

Creekside at Tasker’s Chance	Frederick, MD	120	4,312,122	10/94	9/95	100%	2,686,170

Forest Glen at Sully Station	Centreville, VA	119	5,799,547	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	987,961	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,763,485	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	688,137	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	731,577	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	491,882	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,140,821	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,006,767	10/94	12/94	100%	692,840

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
The Woods Apartments	Campton, NH	20	$966,216	8/94	10/94	100%	$269,500

Tower View Apartments	Tower City, PA	25	1,079,937	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Albemarle Village	Hertford, NC	36	$1,369,970	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,391,376	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,275,333	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,202,475	6/95	9/95	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	956,881	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,399,350	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	6,872,337	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,363,904	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,445,544	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,427,263	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,221,100	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	734,655	10/95	12/96	100%	756,656

Fonda Terrace	Fonda, NY	24	968,236	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	1,477,639	12/96	5/97	100%	586,492

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Kimbark 1200 Apts.	Longmont, CO	48	$1,882,018	9/95	12/95	100%	$321,843

Kingsway Apartments	Swedsboro, NJ	36	1,415,305	7/95	11/01	100%	384,585

Lake City Apartments	Lake City, PA	44	1,247,343	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,315,627	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,382,852	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	418,415	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	921,451	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	823,306	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	526,915	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	967,467	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	704,368	12/94	2/95	100%	931,456

Salem Wood Apartments	Salemburg, NC	24	879,358	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,549,050	12/94	6/95	100%	1,810,416

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Twin City Villa	Festus, MO	40	$1,155,037	1/95	11/95	100%	$679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Apple Village	Edmond, OK	160	$3,391,376	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,275,333	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,445,544	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,427,263	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	856,713	5/95	5/95	100%	1,551,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	1,746,050	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,107,068	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	747,398	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	564,188	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,882,018	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,256,673	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	870,851	1/95	1/95	100%	228,172

Mid City Apartments	Jersey City, NJ	58	2,324,970	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	636,962	5/95	2/95	100%	163,637

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Philmont Terrace	Philmont, LA	32	$1,450,301	5/95	5/95	100%	$370,750

Riverview Apartments	St. Louis, MO	42	1,179,106	8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,692,474	6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,474,770	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,155,037	2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,333,507	5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10	**	7/95	11/95	100%	**

Woodland Hills	Roland, OK	10	340,740	7/95	6/95	100%	274,540

**  Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units.  Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Autumn Ridge Apartments	Shenandoah, VA	34	$1,490,804	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,080,037	12/95	11/96	100%	332,470

Brownsville Apartments	Brownsville, TN	36	1,161,625	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	559,268	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	559,268	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	—	5/97	12/97	100%	828,815

Cooper’s Crossing	Irving, TX	93	3,149,347	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,147,140	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,733,567	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,089,333	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

Lake Apts I	Fargo, ND	24	548,475	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	813,686	11/95	4/96	100%	210,714

Laurelwood Park Apts.	High Point, NC	100	2,093,596	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	13,416,695	5/96	3/97	100%	1,220,537

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
New Hilltop Apartments	Laurens, SC	72	$1,561,613	11/95	11/95	100%	$450,039

North Hampton Pl.	Columbia, MO	36	664,056	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	146,929	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,349,992	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,557,323	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,187,221	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,172,438	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,182,300	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	2,923,591	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Dogwood Park Apts.	Athens, GA	127	$2,402,802	12/95	10/96	100%	$4,147,387

Dunlap Acres	West Point, MS	50	820,092	9/96	4/96	100%	522,160

Century East II Apts.	Bismark, ND	24	449,790	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,183,222	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	787,088	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	815,399	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,029,418	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,093,596	2/96	10/96	100%	1,044,377

Lenox Ave. Apts.	Manhattan, NY	18	590,325	10/96	9/97	100%	955,524

Madison Park IV	Boston, MA	143	13,416,695	5/96	3/97	100%	2,169,843

Main Everett Apts.	New Rochelle, NY	11	541,247	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	740,391	2/97	2/98	100%	199,951

Osborne Apts.	White Plains, NY	7	373,800	6/96	12/96	100%	522,325

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Rose Square	Connellsville, PA	11	$381,024	10/96	2/97	100%	$288,209

Rosewood Estates, II	Bladenboro, NC	16	659,205	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,258,701	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,219,196	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	1,007,977	4/96	3/97	100%	1,031,269

Sutton Place	Indianopolis, IN	360	5,355,000	11/96	10/97	100%	823,257

The Mary Ryder Home	St. Louis MO	48	—	6/96	1/97	100%	1,591,573

Washington Arms	Dayton, OH	93	2,200,000	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	2,923,591	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Academy Apts.	West Point, VA	32	$1,128,368	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	1,398,895	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	798,403	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	995,148	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	155,045	8/96	10/96	100%	129,311

Calgory Apts. I	Bismark, ND	24	547,577	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	555,607	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	539,516	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	386,226	8/96	10/96	100%	793,209

Country Edge Apts.	Fargo, ND	48	902,927	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	709,566	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	496,465	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	491,735	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledge-ville, GA	61	1,216,737	5/96	1/97	100%	1,477,023

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Edgewood Estates Apts.	Edgewood, TX	22	$573,486	6/97	11/96	100%	$173,436

Escher Street SRO	Trenton, NJ	104	1,283,425	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,027,073	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	988,369	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,540,459	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,237,709	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	3,534,720	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,245,781	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,079,706	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	575,680	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	550,957	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	992,347	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,702,718	1/97	5/97	100%	437,448

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Little Valley Est.	Little Valley, NY	24	$1,115,658	1/97	4/97	100%	$284,257

Maxton Green Apts.	Maxton, NC	32	922,571	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	934,887	3/96	6/97	100%	911,695

Mason Manor Apts.	Mason, TN	24	900,375	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	549,367	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	788,429	8/96	9/96	100%	758,620

Nordhoff Apts.	North Hills, CA	38	1,931,801	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	3,500,000	11/98	12/99	100%	854,147

Powell Valley Village	Jonesville, VA	34	648,103	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	804,518	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	657,420	8/96	12/96	100%	714,504

Timmons-Ville Green Apts.	Timmonsville, SC	32	1,031,595	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,122,566	5/96	11/96	100%	349,889

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Village Estates Apts.	Victoria, VA	32	$1,119,975	4/97	10/98	100%	$270,204

Village Green Apts.	Gloucester, VA	32	1,116,293	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,071,677	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,003,018	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	754,118	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
AHAB Rental Units Phase II	Springfield, MO	17	$389,166	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	895,317	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	882,527	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	470,263	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	5,839,394	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	1,062,982	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	8,758,571	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	466,090	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	546,536	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,171,363	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	8,700,000	11/99	6/99	100%	115,311

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Pear Village Apts.	Leitchfile, KY	16	$157,887	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	4,819,792	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	8,086,418	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	735,702	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
1374 Boston Road L.P.	New York, NY	15	$247,980	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	619,962	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	932,487	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	880,619	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	873,955	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	710,645	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	900,917	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	944,482	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	929,434	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,889,400	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	964,056	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	869,643	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	1,119,090	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Park Plaza I & II	West Memphis, AR	128	$2,672,841	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,109,976	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	9,452,504	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,303,110	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	4,819,792	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	624,522	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	3,991,730	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	1,014,279	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	549,943	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	687,185	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	364,421	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	192,402	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
The Arbor Park Apts.	Jackson, MS	160	$5,360,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,813,525	7/97	11/98	25%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	1,906,934	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	548,632	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	382,258	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,326,188	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,277,000	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,463,189	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	458,985	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,419,796	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	720,004	2/97	7/97	100%	697,511

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Lutkin Bayou Apts.	Drew, MS	36	$794,337	11/97	6/97	100%	$192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,406,205	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	641,003	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	8,700,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,047,191	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	349,610	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	442,527	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	462,686	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	760,623	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,485,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Byam Village	Waterbury, CT	46	$745,697	2/97	2/98	100%	$426,008

Country Estates Apts.	Farmville, VA	24	869,257	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	284,421	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	760,365	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,699,202	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,510,066	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,396,245	8/97	9/98	100%	408,634

Millwood Park Apts.	Douglasville, GA	172	7,434,367	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,422,441	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	727,685	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	580,737	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Park Trace Apts.	Jackson, TN	84	$1,507,717	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,821,893	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	555,396	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	980,513	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	1,085,786	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	887,625	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	711,720	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Bent Tree Apts.	San Angelou, TX	112	$2,439,714	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	539,281	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	779,960	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,094,112	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	323,024	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,676,572	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	610,677	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	701,129	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	481,286	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	678,465	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,157,575	11/97	7/98	100%	786,614

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Lakeview Court	City of Little Elm, TX	24	$410,701	11/97	1/99	100%	$83,390

Mesquite Trails	Jacksboro, TX	35	630,479	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,277,271	9/97	10/98	100%	777,411

Nottoway Manor	Blackstone, VA	28	837,142	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,461,468	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	862,729	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	708,052	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	11,290,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	738,481	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	1,890,638	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	817,000	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,070,666	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	799,559	12/97	6/98	100%	328,693

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Western Hills Apts.	Ferris, TX	16	419,573	5/00	9/00	100%	$91,419

Windsor Park Apts.	Jackson, MS	279	7,300,000	11/97	3/99	100%	2,891,603

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Carriage Pointe Apts.**	Old Bridge, NJ	18	$6,256,648	1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	40,048	1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,245,254	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	816,176	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,504,499	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,332,599	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000	6/98	12/99	100%	2,911,900

Gilette Manor **	Sayreville, NJ	100	**	1/98	1992	100%	**

Hallman Court Apts.	Rochester, NY	77	8,540,459	1/99	7/00	100%	266,536

Parkside Plaza Apts	New York, NY	39	1,327,805	7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	3,500,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,109,976	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	853,378	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	188,542	5/01	11/01	100%	51,582

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Pecan Manor Apts.	Natchitoches, LA	40	$751,607	7/98	10/98	100%	$1,501,914

Pineridge Apts.	Franklinton, LA	40	770,109	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	799,393	5/98	5/00	100%	1,973,594

Woodhaven Apts.**	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**          3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Bradford Park Apts.	Southhaven, MS	208	$9,790,000	10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,180,295	10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	6,256,648	3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	3,332,599	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,845,447	3/98	7/99	100%	3,652,119

Gilette Manor	Sayreville, NJ	100	**	1/98	1992	100%	**

Harbor Pointe	Benton Harbor, MI	84	1,419,796	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,523,013	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,171,363	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	847,306	7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**          3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Abby Ridge Apts.	Elizabethtown, KY	24	$393,921	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	658,652	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	396,010	1/99	12/99	100%	1,829,040

Boerne Creekside Apts.	Boerne, TX	71	1,857,679	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,560,881	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,442,078	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,523,013	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	7,434,367	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	675,667	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,012,541	10/98	4/99	100%	753,362

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Summer Park Apts.	Jackson, MS	216	$10,170,000	10/99	6/00	100%	$1,106,814

Washington Courtyards	Houston, TX	74	2,607,696	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Ashton Cove Apts.	Kingsland, GA	72	$1,768,180	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	3,125,000	4/99	12/99	100%	1,637,797

Brazoswood Apts.	Clute, TX	72	1,910,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	4,162,171	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,666,364	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,773,758	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	754,656	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,699,202	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	373,301	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,607,696	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	5,050,258	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Annadale Apts.	Fresno, CA	222	$13,801,468	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,562,161	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	2,729,144	8/99	11/99	100%	865,369

Nowata Village	Nowata, OK	28	1,228,488	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,153,200	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	2,995,000	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,438,359	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	372,918	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,050,258	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	947,770	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	666,474	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Ashton Ridge Apts.	Jackson, MS	144	$2,562,161	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	5,369,147	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	4,162,171	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,438,359	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	4,013,747	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	10,170,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Andover Crossing Apts.	Andover, KS	80	$2,282,003	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	2,332,692	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,213,151	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,283,603	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,081,713	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	482,693	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,337,837	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	292,977	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	886,062	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	817,693	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$2,332,692	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,710,621	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	826,264	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,283,603	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	739,558	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	867,563	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,126,466	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	554,843	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	792,015	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$851,937	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	5,244,147	8,01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	688,981	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	764,515	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,128,547	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	515,756	2/01	6/01	100%	1,836,027

Mason’s Point Apts.	Hopkinsville, KY	41	1,214,727	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,568,387	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,186,697	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,217,926	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,314,777	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	350,642	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	459,496	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,542,614	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	26,084,839	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,267,399	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Bienville Apts.	Ringhold, LA	32	$778,721	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	981,903	10/01	6/02	100%	494,361

Cascades Crossing	Sterling, VA	320	22,431,256	4/03	10/95	100%	734,116

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,029,760	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	978,972	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,784,911	7/02	12/03	100%	605,962

Forest Glen Village	Vidalia, GA	46	1,284,145	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	355,019	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,592,569	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	7,690,556	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,652,257	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,568,387	5/01	12/01	100%	855,372

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Mill Creek Village	Mt. Carroll, IL	12	$387,977	5/02	9/01	100%	$264,354

Northline Terrace	Mentoda, IL	24	679,981	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	509,766	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	815,079	11/01	6/01	100%	502,692

Sandalwood Apartments	Toppenish, WA	20	981,354	5/02	7/01	100%	293,983

Southpark Apts. II	Newton, KS	60	1,452,553	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	26,084,839	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	819,650	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Bellamy Mills Apartments	Dover, NH	30	$1,425,202	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	978,566	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	759,482	7/02	12/03	100%	511,573

Centenary Towers Apts.	St. Louis, MO	100	—	4/03	12/97	100%	110,749

Chester Townhouses Phase II	Chester, SC	52	1,993,771	4/06	12/06	100%	421,158

Clifton Family Housing	Clifton, CO	51	2,059,132	7/02	12/03	100%	798,494

Cooper’s Crossing Apartments	Los Colinas, TX	93	3,149,397	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,453,491	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,592,569	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,495,776	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	7,690,556	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,342,956	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,652,257	09/04	8/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Natchez Place Apartments	Natchez, MS	32	$816,239	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	146,929	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,557,323	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	663,225	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,459,950	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,902,643	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,293,764	7/02	12/03	100%	642,431

Tiffany Square	Lakewood, CO	52	1,957,006	7/02	12/03	100%	479,244

Wingfield Apartments II	Kinder, LA	42	324,749	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Alexander Mill Apartments	Lawrenceville, GA	224	$11,924,481	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	2,842,233	9/02	12/03	100%	1,256,823

Ashbury Park	Aurora, CO	44	2,316,912	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	264,460	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,495,254	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,234,463	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,993,771	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	365,710	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,453,491	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	797,103	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	7,690,556	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,478,252	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	821,078	9/02	10/02	100%	475,606

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
The Landing Apts.	Whitley, KY	24	$1,227,555	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	2,128,872	9/03	8/03	100%	2,752,868

Parkside Plaza Apartments	New York, NY	34	1,327,805	1/04	5/01	100%	—

Parkside Apartments	Coleman, MI	40	914,776	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	722,922	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	979,232	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	2,064,912	9/02	12/03	100%	571,759

Stottville Court Apartments	Stockport, NY	28	1,108,574	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	985,836	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Alexander Mills Apts.	Lawrenceville, GA	224	$11,924,481	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	4,382,667	2/03	3/03	100%	1,526,951

Brookside Park Apts.	Atlanta, GA	200	12,205,656	12/03	3/05	100%	137,046

Families First II	W. Memphis, AR	66	2,380,596	5/03	6/04	100%	2,005,916

Memphis 102	Memphis, TN	102	1,819,340	5/03	8/04	100%	3,497,653

Northrock Apts. III	Topeka, KS	32	971,664	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	7,019,534	10/03	9/03	100%	2,231,125

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,324,301	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,600,000	7/04	5/06	100%	3,538,862

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,892,216	4/03	10/03	100%	1,568,815

**          3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units.  Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Baldwin Villas Apts.	Pontiac, MI	65	$5,244,147	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	887,952	7/03	9/05	100%	2,675,101

Breezewood Villas II	Frederiksted, VI	12	978,566	12/03	3/03	100%	53,729

Brookside Park	Atlanta, GA	200	12,205,656	12/03	3/05	100%	3,666,890

Brookside Square	Boykins, VA	32	1,292,272	7/03	8/04	100%	743,039

Chevy Place Hallman Court	Rochester, NY	77	8,540,459	12/03	7/00	100%	81,177

Dawn Springs Villa	London, KY	24	566,651	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	635,736	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	813,394	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,592,569	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	467,220	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	2,788,390	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,339,022	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	902,636	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	744,292	7/03	9/03	100%	1,402,270

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Lawrence-ville Manor	Lawrenceville, VA	24	$928,546	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	927,774	10/03	12/03	100%	786,619

London Village	London, KY	32	629,585	4/05	9/05	100%	2,021,436

Lone Terrace	Lone Grove, OK	32	1,255,871	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	909,706	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	1,012,116	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	875,897	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,405,246	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,703,263	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,228,616	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,107,543	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	709,319	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,113,020	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,408,283	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp.	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09
Bartlett Bayou Apartments	Pascagoula, MS	48	$887,952	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	781,798	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,144,409	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,250,472	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,100,437	11/03	7/04	100%	614,912

Kensington Heights Apts.	Kansas City, MO	126	4,723,510	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	7,366,777	6/04	4/05	100%	2,450,732

Linden’s Apartments	Shawnee, OK	54	1,169,328	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,493,018	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	780,677	12/03	4/04	100%	456,957

Rosehill Apts.	Topeka, KS	48	2,347,957	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	563,381	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	902,390	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,178,259	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	976,986	1/04	1/04	100%	341,377

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
As of March 31, 2009, the Fund has 42,465 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,323
investors holding 3,866,700 BACs, Series 21 consists of 1,162 investors holding 1,892,700 BACs, Series 22 consists of 1,625 investors holding 2,564,400 BACs, Series 23 consists of 2,111 investors holding 3,336,727 BACs, Series 24 consists of 1,289 investors holding 2,169,878 BACs, Series 25 consists of 1,771 investors holding 3,026,109 BACs, Series 26 consists of 2,295 investors holding 3,995,900 BACs, Series 27 consists of 1,317 investors holding 2,460,700 BACs, Series 28 consists of 2,027 investors holding 4,000,738 BACs, Series 29 consists of 2,227 investors holding 3,991,800 BACs, Series 30 consists of 1,346 investors holding 2,651,000 BACs, Series 31 consists of 2,046 investors holding 4,417,857 BACs, Series 32 consists of 2,234 investors holding 4,754,198 BACs, Series 33 consists of 1,221 investors holding 2,636,533 BACs, Series 34 consists of 1,671 investors holding 3,529,319 BACs, Series 35 consists of 1,649 investors holding 3,300,463 BACs, Series 36 consists of 1,002 investors holding 2,106,837 BACs, Series 37 consists of 1,119 investors holding 2,512,500 BACs, Series 38 consists of 1,187 investors holding 2,543,100 BACs, Series 39 consists of 978
investors holding 2,292,152 BACs, Series 40 consists of 1,094 investors holding 2,630,256 BACs, Series 41 consists of 1,379 investors holding 2,891,626 BACs, Series 42 consists of 1,225 investors holding 2,744,262 BACs, Series 43 consists of 1,653 investors holding 3,637,987 BACs, Series 44 consists of 1,282 investors holding 2,701,973 BACs, Series 45 consists of 1,821 investors holding 4,014,367 BACS and Series 46 consists of 1,411 investors holding 2,980,998 BACS at March 31, 2009

	(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2009.

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

During the year ended March 31, 2000 the Fund made a return of equity distribution to the Series 29 limited partners in the amount of $238,040.  The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.

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

During the fiscal year ended March 31, 2009, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970.  As of March 31, 2009, two of the properties have been disposed of and 22 remain.  The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21).  The Fund commenced offering BACs in Series 21 on July 5, 1994.  The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21.  Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2009, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728.  As of March 31, 2009, one of the properties has been disposed of and 13 remain.  The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22).  The Fund commenced offering BACs in Series 22 on October 12, 1994.  The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22.  Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2009, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of March 31, 2009.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 23).  The Fund commenced offering BACs in Series 23 on January 10, 1995.  The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23.  Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2009, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24).  The Fund commenced offering BACs in Series 24 on June 9, 1995.  The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24.  Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2009, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of March 31, 2009.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.

(Series 25).  The Fund commenced offering BACs in Series 25 on September 30, 1995.  The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25.  Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2009, the Fund used $51,732 of Series 25 net offering proceeds to pay installments of its capital contributions to one Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539 and the Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of March 31, 2009.  The remaining contributions will be released when Operating Partnership have achieved the conditions set forth in their partnership agreement.

(Series 26).  The Fund commenced offering BACs in Series 26 on January 18, 1996.  The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2009, the Fund used $15,000 of Series 26 net offering proceeds to pay installments of its capital contributions to one Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment of all installments of its capital contributions to 43 of the Operating Partnerships. Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $14,490, as of March 31, 2009.   The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 27).  The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2009, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of March 31, 2009.  Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships.  The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 28).  The Fund commenced offering BACs in Series 28 on September 30, 1996.  The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2009, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2009.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 29).  The Fund commenced offering BACs in Series 29 on February 10, 1997.  The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29.  Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2009, the Fund used $35,455 of Series 29 net offering proceeds to pay installments of its capital contributions to one Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877.   As of March 31, 2009, one of the properties has been disposed of and 21 remain.  The Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of March 31, 2009.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30.  Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2009, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869.  As of March 31, 2009, two of the properties have been disposed of and 18 remain.  The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2009.  The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31).  The Fund commenced offering BACs in Series 31 on September 11, 1997.  The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31.  Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2009, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the  Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100.  As of March 31, 2009, one of the properties has been disposed of and 26 remain.  The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2009.  Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership.  The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32).  The Fund commenced offering BACs in Series 32 on January 19, 1998.  The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32.  Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2009, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677.  As of March 31, 2009, one of the properties have been disposed of and 16 remain.  The Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of March 31, 2009.  Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships.  In addition, $125,000 has been funded into escrow accounts on behalf of another other Operating Partnership.  The loans and escrowed funds will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2009, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of March 31, 2009.  Of the amount outstanding, $125,000 has been funded into an escrow account on behalf of another Operating Partnership.  The escrowed funds will be converted to capital and the remaining contributions of $69,154, will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34).  The Fund commenced offering BACs in Series 34 on September 22, 1998.  The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34.  Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2009, the Fund used $8,244 of Series 34 net offering proceeds to pay installments of its capital contributions to one Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35).  The Fund commenced offering BACs in Series 35 on February 22, 1999.  The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2009, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36).  The Fund commenced offering BACs in Series 36 on June 22, 1999.  The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2009, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37).  The Fund commenced offering BACs in Series 37 on October 29, 1999.  The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2009, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2009.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.

(Series 38).  The Fund commenced offering BACs in Series 38 on February 1, 2000.  The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38.  Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2009, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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

During the fiscal year ended March 31, 2009, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2009, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2009.  The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

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

During the fiscal year ended March 31, 2009, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631.  As of March 31, 2009, two of the properties have been disposed of and 21 remain.  The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships.  Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2009.  The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

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

During the fiscal year ended March 31, 2009, the Fund used $4,211 of Series 42 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120, and the Fund had completed payment of all installments of its capital contributions to 18 Operating Partnerships.  Series 42 has outstanding contributions payable to 5 Operating Partnerships in the amount of $452,937 as of March 31, 2009. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $119,118 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43).  The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2009, the Fund used $2,268 of Series 43 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154, and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of March 31, 2009. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2009, the Fund used $58,174 of Series 44 net offering proceeds to pay installments of its capital contributions to one Operating Partnership.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519, and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $590,561 as of March 31, 2009. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,957 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2009, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2009, one of the properties has been disposed of and 30 remain.  The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships.  Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2009.  The remaining contributions of will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2009, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082, and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships.  Series 46 has outstanding contributions payable to 3 Operating

Partnerships in the amount of $20,138 as of March 31, 2009.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2009 and 2008 was $6,053,083 and $6,091,352, respectively.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

As funds are utilized by the individual series for payment of fund management fees, operating expenses and capital contributions to the Operating Partnerships, it is anticipated that the “cash and cash equivalents” amounts for each series will decrease.  As a result of the reduction, it is expected that interest income reported by each series will begin to decrease after the first full year of operations.  Occasionally the Fund will make interest-bearing loans to Operating Partnerships against contributions due for release at a later date.

(Series 20).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 Operating Partnerships at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,454,574 and $1,590,554, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 20 was $0 and $1,204,188, respectively.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(1,573,686) and 447,494, respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnerships, impairment losses, and the fund management fee.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit monitoring agency, the Illinois Housing Development Authority, and high debt. The 2008 average occupancy was 82% and the average occupancy for the first quarter of 2009 was 76%. Occupancy decreased at the end of the second quarter of 2008, due to a number of evictions. Management had trouble re-leasing those vacated units for two reasons: (i) many applicants were failing required background checks and (ii) the site manager, who also worked as the maintenance technician, had not been proactively leasing and marketing the property. Leasing traffic had been strong, so the regional manager went back through old applications and determined that some of the screening criteria were too stringent. The regional manager relaxed some criteria, such as work history, and this resulted in a number of applicants that would have previously been denied. In addition, a new site manager started in January 2009. With these changes, occupancy was up to 83% at the end of April 2009 and management had preleased another eight units for move in by June 15, which should bring occupancy to 96%.

Due to several months of low occupancy, the property has had insufficient cash to turn units and pay payroll and property management fees. In May 2009, the investment partnership funded $16,238 to cover some payables associated with unit turn costs, as well as past due management fees and payroll. To date, the investment partnership has funded $48,625 to the Operating Partnership for operating deficits, of which $16,238 was funded in May 2009; $17,112 was funded in 2007; and the remainder was funded in prior years. The property operated slightly below breakeven in 2008 and has continued to operate below breakeven for 2009. If occupancy can reach the 96% percent projected by June 15, the Operating Partnership should operate above breakeven. However, covering unit turn costs, debt service, and payroll at the current income levels under the current occupancy is not possible. The Operating Partnership holds an operating reserve, which had a balance of approximately $75,000 at the end of the first quarter 2009; however, per the loan documents, this reserve functions as a debt service reserve, and is only to be withdrawn from by the lender in the event of default under the loan agreement.

The operating general partner tried to improve the property’s financial performance by refinancing the mortgage, but was unsuccessful. Currently, an affiliate of the investment general partner is serving as the operating general partner. The investment general partner has been attempting to find a replacement operating general partner and had been in discussions with several interested parties; however, no offers resulted from these conversations. As a result, the investment general partner hired a real estate broker to evaluate the operating general partner interest and help identify additional operating general partner replacements. To date it has been difficult to find an unrelated third party willing to step in as the operating general partner on an underperforming property; however, the broker has suggested that the most likely replacement general partner would be a non-profit entity. The investment general partner plans to seek assistance from the Illinois Development and Housing Authority, which is the second lender and the tax credit agency for the property, in identifying such a non-profit. The mortgage, property taxes and insurance are all current. The operating general partner has requested a meeting with the lender to discuss a release of funds from the operating reserve, discussed above, to cover any future deficits. In exchange for approval of releases from the operating reserve, the operating general partner and investment general partner will attempt to identify a third party to purchase the property at the end of the compliance period. The lender has not yet responded to this request. The investment general partner has determined that the costs associated with maintaining the property through the end of the low income housing tax credit compliance period of December 31, 2010, are greater than the tax benefits associated with the tax credits.  Therefore, if the lender is unwilling to agree to the request of releasing funds from the operating reserve, the property may be unable to pay its debt service and may face foreclosure, which could result in tax credit recapture if such a foreclosure sale occurs prior to December 31, 2010.  The Tax Increment Financing (the “TIF”), a reduced real estate tax program from the city, will expire in December 2009. The operating general partner is currently in the process of requesting an extension on the TIF.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The property suffered a fire in the second quarter of 2006, causing twenty units to come off-line. The property was issued 8823s for the units taken off-line. Additionally, 8823s were issued to the property as a result of a state inspection completed prior to the fire.  Management has sent corrective documents to the Texas Department of Housing and corrected 8823s were received in the third quarter of 2008.  Although 2008 average occupancy improved through the first two quarters, it decreased during the second half of the year to 78% as a result of vacancies caused by water damage from Hurricane Ike.  In total, 64 units were affected, of which 46 were off-line.  All units were back on line in the first quarter of 2009.  All liability issues were addressed and corrected immediately following the storm.  The estimated cost for repairs is $2,300,000, with insurance proceeds covering all expenses.  Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in concession of $99 and a resident referral program of a $300 discount are in place. Management is confident that the occupancy will improve in the second quarter of 2009 now that all units are available for occupancy.  The tax credit delivery period ended in 2005 and the low-income housing tax credit compliance period expires in December 2009.  The mortgage, taxes, and insurance payments are current.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. In 2008 the property operated below breakeven due to a drop in occupancy and an increase in administrative and maintenance expenses.  The property also had high tenant receivables and accounts payable in 2008.  Through the first quarter of 2009, the property continues to operate below breakeven due to low occupancy.  Occupancy dropped to an average of 68% for the quarter.  Management has stated that the drop in occupancy is due to new competition in the area combined with a depressed local economy.  To help increase occupancy management has increased marketing to local businesses.  They are leaving fliers with property information and current rates.  Management recently lowered the average rent by $20 to help increase occupancy.  The rents are now comparable to local competition.  Management has also implemented a resident referral program that has been effective in the past.  Both the administrative and maintenance expenses have declined through the first quarter of 2009.  Delinquency and accounts payable remain high. The investment general partner will work with management to strengthen their collection procedures. The investment general partner addressed the high accounts payable issue with the operating general partner, who has stated that they will advance money to the Operating Partnership to help pay down the balance. The investment general partner will visit the property in the third quarter of 2009 to conduct a physical evaluation of the property and assess management. All taxes, insurance and mortgage payments are current.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II — Series 14, Boston Capital Tax Credit Fund III — Series 17 and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners’ investment in the Operating Partnership in accordance with the equity method of accounting.  The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000.  The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

(Series 21).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 13 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $669,123 and $483,868, respectively, in passive income tax losses that were passed through to the investors and also provided $0.11 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 21 was $97,879 and $209,082, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(521,323) and $(391,828), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, professional fees, impairment losses, and the fund management fee.

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

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin.  The property operated with an average occupancy of 96% in 2008 with operations below breakeven status.  Through the first quarter of 2009, occupancy remains strong at 95%, and expenses remain below the State averages, but the property continues to operate below breakeven. Although occupancy is high and expenses remain reasonable, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. In 2008, the property operated with an average occupancy of 97% with below breakeven operations.  Through the first quarter of 2009, occupancy has declined slightly averaging 91%, and operations remain below breakeven.  Although occupancy is strong and expenses remain below the State averages, low rental rates in the area continue to prevent the property from achieving breakeven operations.  The management agent continues to market the available units by working closely with the housing authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are all current.

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

The operating general partner requested use of operating reserve funds in order to pay for 2008 taxes; as such, the operating reserve balance is now $0 per the 2008 audit.  In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed.  In 2008, occupancy averaged 77%, and the property operated below breakeven for the year.  Through the first quarter of 2009, average occupancy has declined to 73%, and the property continues to operate below breakeven status.

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

In December 2008, the investment general partner performed a site visit at the property.  The property is in extremely poor physical condition.  In addition, the tenant files were incomplete and the management office disorderly.  Overall, the condition of the property, files and units are in desperate need of assistance. Since the property is no longer part of the Section 42 program, the investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property maintained an average occupancy of 96% in 2008 with below breakeven operations.  Occupancy remains consistent with the prior year through the first quarter of 2009. The property’s operating expenses are below the State averages.  Despite occupancy above 90%, low rental rates in the area continue to prevent the property from achieving breakeven status.  The management agent continues to market the available units by working closely with the housing authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are all current.

Campton Housing Associates Limited Partnership (The Woods Apartments) is a 20-unit development located in Campton, NH.  Despite strong occupancy, the property operated below breakeven in 2008 due to several unanticipated costs, which significantly increased operating expenses from the prior year.  Utilities increased from the prior year because the fuel company did not bill the property for a portion of the 2007 consumption until 2008.  In 2008, the property was charged with $6,351 in fuel, which was actually consumed in 2007. In addition, fuel rates went up.  Maintenance expenses increased due to higher than expected snow removal costs.  As a result of the amount of snow in 2008, the property required an additional $5,500 in snow removal to remove accumulated snow from the roof.  Management was advised that if the snow was not removed, it could have caused significant damage to the roof.  Management has budgeted for extra snow removal costs in 2009.  Occupancy averaged 99% in 2008 and continues to be strong averaging 100% through the first quarter of 2009.  Operations have stabilized in 2009.  The property received a 10% rent increase, which went into effect January 1, 2009.  The property is operating above breakeven through the first quarter of 2009.  Management expects the property to maintain above breakeven operations through the remainder of 2009 and does not foresee any operational issues.  All tax, insurance, and mortgage payments are current.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Centrum — Frederick LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,372,664 and cash proceeds to the investment partnership of $466,654. Of the total proceeds received, $88,576 represents a reimbursement of funds previously advanced to the Operating Partnership, and $55,000 represents reporting fees due to an affiliate of the investment partnership.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $308,078 will be returned to cash reserves held by Series 21.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $97,878. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $210,200 as of June 30, 2009.

(Series 22).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had total of 29 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,339,578 and $1,370,857, respectively in passive income tax losses that were passed through to the investors and also provided $0.01 and $0.06, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 22 was $0 and $580,501, respectively.  The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(974,194) and $(406,258), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL.  Occupancy in 2008 averaged 90% and the property operated below breakeven.  The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area.  A 50-unit affordable housing complex recently completed construction nearby, and was expected to begin leasing in the first quarter of 2009.  The property is sponsored by Illinois Development Housing Authority, and will rent units to tenants at or below 30% and 50% of the average medium income.  Elks Tower rents to tenants at or below 60% of the average medium income.  The operating general partner believes the new development may have a significant impact on their ability to lease units, so they have concentrated on tenant retention. In order to improve the curb appeal, the operating general partner plans to replace the carpets, roof and repaint, as funds are available. The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. In 2008, the property operated with an average occupancy of 97% with below breakeven operations.  Through the first quarter of 2009, occupancy has declined slightly averaging 91%, and operations remain below breakeven.  Although occupancy is strong and expenses remain below the State averages, low rental rates in the area continue to prevent the property from achieving breakeven operations.  The management agent continues to market the available units by working closely with the housing authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are current.

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

Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston Department of Neighborhood Development (DND), the Department of Housing and Community Development (DHCD), the operating general partner and their respective attorneys to come to a workout plan with the lender.  After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on its original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allowed a 60-day window during which the operating general partner interest was to be sold and the PAR value of the note ($355,000) held by One United was to be paid in full.  The new operating general partner was agreed to by all of the parties, and on September 14, 2007 the One United note was paid in full.  The new operating general partner holds the first soft mortgage and began planning property upgrades to be funded by DND and DHCD.  The property was expected to be re-occupied prior to year-end 2007; however, the work was delayed due to the funding agencies’ frequent requests for additional information and the prolonged process of releasing funds.

All units remained vacant through the fourth quarter of 2008.  The property began occupying units in 2009 and was 86% occupied as of the end of the first quarter of the year.  Throughout negotiations regarding the foreclosing lender, the operating general partner transfer, and additional funding, the credit allocating agency repeatedly assured that credits would not be in jeopardy.  Since that time, there have been senior staff changes at the credit agency that prompted the investment general partner to seek reconfirmation of the credit situation.  Over the past two quarters, the investment general partner has made repeated attempts to contact the agency, with no response.  The tax credit delivery period ended in 2007 and the low-income housing tax credit compliance period expires in 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO.  The property suffers from low occupancy due to a weak local economy.  In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable.  The poor quality of the school system also makes it difficult to attract families with children.  The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees.  Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased.  A consultant visited the property in August 2008, and reported that the property was in excellent condition. Although the 2008 annual occupancy averaged 94%, there was a slow decline throughout the second half of the year, ending at 85% occupancy in December 2008.  The decline was due to layoffs in companies in Longmont and surrounding areas.  The first quarter of 2009 showed a slight improvement to 88% occupancy.  The operating general partner continues to fund all operating deficits.  Accounts payable, mortgage, taxes, and insurance are current.  The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK.  The property operated with an average occupancy of 85% for 2007 and 83% in 2008.  Despite the low occupancy, the Operating Partnership operated above breakeven in 2007 and 2008, due to management’s ability to control operating expenses.  At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company.  At that time, the entire site staff left and new management was not able to replace the site staff until June 2008.  During the 2008 site visit it was determined that management was not making units ready for occupancy in a timely manner and was cannibalizing vacant units in order to make other units rent-ready.  The reason for the number of non-rent ready units was due mainly to staffing issues as there was only one maintenance person on staff to manage 160 units.  Many of the tenants who had been approved by the prior management company were problematic and upon eviction and/or move-out left the units with significant damages.  In September 2008, management hired an assistant maintenance technician.  Currently, all units have been turned and brought back on-line and as of March 2009, occupancy was 90% with above breakeven operations.  Management also improved applicant approval criteria so as to lease to more reliable tenants, and as a result, evictions are down at the property. Since June 2008, turnover costs have declined significantly and collections have improved due to becoming a primary focus of the staff.  New marketing efforts have been effective.  The operating general partner is planning on upgrading the amenities at the site as well as completing exterior improvements to enhance the marketability of the property.  The investment general partner will continue to monitor and assist management with marketing and leasing strategies and conduct the annual site visit during the first half of 2009 to ensure that any deferred maintenance is being addressed in a timely manner.  All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL.  Average occupancy in 2007 was 90% and the property operated below breakeven due to the combination of increased vacancy loss and a $40,000 increase in insurance expense from 2006 levels.  Due to a number of job losses in the area, turnover increased and occupancy dipped to 85% by year-end 2007. In addition, the loss of jobs resulted in an increase in bad debt and evictions.  In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being made ready for occupancy.  Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy has improved from 79% in March 2008, to 85% as of December 2008, for an average occupancy of 86% for the year.  The property operated below breakeven in 2008 due to concessions, bad debt and vacancy all increasing significantly from historical operations.  The increase in vacancy and bad debt is a direct reflection of the Florida’s economy as ongoing job losses have led to increased evictions and migration from the area. Management has increased its marketing and outreach and is planning on improving the property’s frontage to make the community more marketable.  Through the first quarter of 2009, occupancy is averaging 91%, and the property continues to operate below breakeven due to high economic vacancy.  A site visit was conducted during the first quarter of 2009.  The property was in good condition with no significant deferred maintenance.  Units were being turned efficiently and the management staff was knowledgeable and effective.  The investment general partner will continue to work with management to reduce economic vacancy and control expenses.  All real estate tax, insurance and mortgage payments are current.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri.  Occupancy began to decline in July 2008 reaching 78%, from a previous six-month average of 86%.  By year-end 2008, occupancy declined to 71% with operations below breakeven status.  Average occupancy increased slightly in the first quarter of 2009 to average 76%.  The property is not in a highly populated area, limiting the applicant pool.  The site manager has increased advertising and outreach.  Additionally, resident referrals and rental concession programs continue to be offered.  Property taxes and insurance are current.  The low income housing tax credit compliance period expires at year-end 2009.

(Series 23). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,494,044 and $1,786,140, respectively in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 23 was $0 and $680,481, respectively.   The decrease is a result of the

way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(1,118,218) and $(350,492), respectively.   The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY.  Despite maintaining 100% occupancy and achieving above breakeven operations in 2008, replacement reserves have not been fully funded and the accounts payable balance is excessive.  The balance sheet indicates that over $360,000 is due from an operating general partner affiliate for unapproved loans from the Operating Partnership, including an additional $58,500 in 2008.  The audit notes do not indicate what the additional amount represents and the operating general partner has been non-responsive to the investment general partner’s requests for clarification.  Asset management fees are guaranteed and remain outstanding.  In 2008, the operating general partner brought up the idea of refinancing the debt on the property.  The investment general partner replied via certified letter stating that any refinancing or additional debt on the property must be pre-approved by the investment general partner.  The first quarter financial statements and occupancy reports have been requested, but not received.  All taxes, insurance and mortgage payments are current.  The Operating Partnership’s low income housing tax credit compliance period expires December 2009.

Mathis Apartments, LTD. (Mathis Apartments) is a 32-unit multifamily development located in Mathis, Texas.  Despite being 95% occupied during 2007 and implementing a rent increase, the Operating Partnership operated below breakeven.  Occupancy was consistent, averaging 94% in 2008.  A rent increase of $20 per unit was implemented in 2008.  The strong occupancy and increased rents generated additional revenue while overall operating expenses decreased by 14% from the prior year, allowing the property to operate above breakeven in 2008. Through the first quarter of 2009, occupancy remained consistent averaging 93%, and the property continues to operate above breakeven.  The operating general partner’s operating deficit guarantee is unlimited in amount through the end of the low income housing tax credit compliance period in 2009.  All real estate tax, mortgage, and insurance payments are current.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 84% in 2008. Occupancy decreased to average 79% in the first quarter of 2009. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Currently there is limited assistance as evidenced by a nine-month waiting list at the local housing authority. There is also competition in the area from newer properties offering superior amenity packages.  Management has increased concessions and resident referral rewards. Management is in constant communication with the nearby Air Force base and local employers, is placing advertising in the weekly newspaper, and has a website for the property. The new manager is focusing on strengthening the resident base, increasing resident retention, and improving collections. The manager has been proactive in an attempt to improve lease renewals by contacting every resident to ask if they need any additional services. The on-site manager has made personal contact with specific employers in the immediate area that best support the property and received permission to display brochures to promote the community in break rooms and at front desks. Management also changed the office hours to better accommodate working residents. As the result of the low occupancy and overly burdensome debt service, the property was not able to operate above breakeven in the first quarter of 2009. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve and the property can support itself. The operating general partner’s operating deficit guarantee is unlimited in time and amount.  The mortgage, taxes, and insurance payments are all current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO.  The property suffers from low occupancy due to a weak local economy.  In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable.  The poor quality of the school system also makes it difficult to attract families with children.  The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees.  Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased.  A consultant visited the property in August 2008, and reported that the property was in excellent condition. Although the 2008 annual occupancy averaged 94%, there was a slow decline throughout the second half of the year, ending at 85% occupancy in December 2008.  The decline was due to layoffs in companies in Longmont and surrounding areas.  The first quarter of 2009 showed a slight improvement to 88% occupancy.  The operating general partner continues to fund all operating deficits.  Accounts payable, mortgage, taxes, and insurance are current.  The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK.  The property operated with an average occupancy of 85% for 2007 and 83% in 2008.  Despite the low occupancy, the Operating Partnership operated above breakeven in 2007 and 2008, due to management’s ability to control operating expenses.  At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company.  At that time, the entire site staff left and new management was not able to replace the site staff until June 2008.  During the 2008 site visit it was determined that management was not making units ready for occupancy in a timely manner and was cannibalizing vacant units in order to make other units rent-ready.  The reason for the number of non-rent ready units was due mainly to staffing issues, as there was only one maintenance person on staff to manage 160 units.  Many of the tenants who had been approved by the prior management company were problematic and upon eviction and/or move-out left the units with significant damages.  In September 2008, management hired an assistant maintenance technician.  Currently, all units have been turned and brought back on-line and as of March 2009, occupancy was 90% with above breakeven operations.  Management also improved applicant approval criteria so as to lease to more reliable tenants, and as a result, evictions are down at the property. Since June 2008, turnover costs have declined significantly and collections have improved due to becoming a primary focus of the staff.  New marketing efforts have been effective.  The operating general partner is planning on upgrading the amenities at the site as well as completing exterior improvements to enhance the marketability of the property.  The investment general partner will continue to monitor and assist management with marketing and leasing strategies and conduct the annual site visit during the first half of 2009 to ensure that any deferred maintenance is being addressed in a timely manner.  All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL.  Average occupancy in 2007 was 90% and the property operated below breakeven due to the combination of increased vacancy loss and a $40,000 increase in insurance expense from 2006 levels.  Due to a number of job losses in the area, turnover increased and occupancy dipped to 85% by year-end 2007. In addition, the loss of jobs resulted in an increase in bad debt and evictions.  In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being made ready for occupancy.  Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy has improved from 79% in March 2008, to 85% as of December 2008, for an average occupancy of 86% for the year.  The property operated below breakeven in 2008 due to high economic vacancy as concessions, bad debt and vacancy all increased significantly from historical operations.  The increase in vacancy and bad debt is a direct reflection of Florida’s economy, as ongoing job losses has led to increased evictions and migration from the area.  Management has increased its marketing and outreach and is planning on improving the property’s frontage to make the community more marketable.  Through the first quarter of 2009, occupancy is averaging 91%, and the property continues to operate below breakeven due to high economic vacancy.  A site visit was conducted during the first quarter of 2009.  The property was in good condition with no significant deferred maintenance.  Units were being turned efficiently and the management staff was knowledgeable and effective.  The investment general partner will continue to work with management to reduce economic vacancy and control expenses.  All real estate tax, insurance and mortgage payments are current.

(Series 24). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 24 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $897,459 and $1,371,273, respectively, in passive income tax losses that were passed through to investors and also provided $0.00 and $0.09, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 24 was $0 and $286,029, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the Series was $(668,822) and $(660,630), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

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

Occupancy averaged 84% in 2008, but has shown improvement averaging 91% in the first quarter of 2009.  Management is trying to be proactive in trying to keep residents in the units by supplying life skills workers to families who are having trouble paying rent.  After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions.  In addition to the occupancy issues, operating expenses have also increased significantly.  Management had previously been diligent in controlling operating expenses in order to reduce their operating deficit.  Maintenance expenses increased in conjunction with the increased turnover.  One unit required mold abatement, which drove up maintenance costs.  Payroll expenses have also increased due to the increased staffing to handle maintenance.  Water and sewer expenses have also seen significant increases.  Due to the decreased occupancy, bad debt, and the increase in operating expenses, the property continues to operate below breakeven.  The mortgage, real estate tax, insurance and required replacement reserve deposits are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees.  The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a longstanding and ongoing commitment to the residents of Southwest Yonkers where their housing programs and service offices are located.

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

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy.  In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses and debt service.  Operating expenses are high due mainly to inordinately high maintenance costs as a result of severe physical cracks in a number of buildings on site.  The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units were brought back on-line at that time.  During the fourth quarter of 2008, the operating general partner notified the investment general partner that an additional building was experiencing differential settlement issues and two units were being brought off-line until repairs could be made.  Repairs were completed in March at a cost of approximately $80,000.  This was also funded via an advance from the operating general partner.  As indicated above, while occupancy has improved through 2008, expenses remain high and inhibit the property from operating above breakeven.  The most significant expenses are utilities and maintenance.  Most of the maintenance expenses are turnover related, as management has seen an increase in turnover from historical figures, mainly due to market related issues.  In addition, many of the appliances are reaching the end of their useful life and are requiring replacement or repairs.  Through the first quarter of 2009, occupancy averaged 93%, and the property continued to operate below breakeven.  Management has made efforts to reduce operating expenses via cutting staffing hours, stopping newsletters, reducing advertising and shutting one boiler down during the summer months to reduce gas usage.  Debt service is high as the interest rate is 8.77%.  The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty.  The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. The investment general partner will continue to work with management to improve occupancy and reduce expenses.  In addition, a representative of the investment general partner will conduct a site visit during the second quarter of 2009 to determine additional capital needs.  The mortgage, trade payables, property taxes and insurance are current.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana.  During 2007, a rental increase was implemented effective for new move-ins or upon lease renewal.  The rent increase caused a considerable amount of vacancies, as tenants could not afford the new rates.  Although the Operating Partnership operated above breakeven during 2007, occupancy declined 11% to average 88% for the year.  Although much of the occupancy decline was due to the rent increase, it was also attributed to the continued weakening of the local economy.  Lakeway Apartments is approximately twelve miles away from the nearest town, Many, Louisiana.  In Many, most of the apartment complexes offer rental assistance and substantial concessions. This is causing residents to vacate the Zwolle area.  Both Many and Zwolle are towns that continue to struggle to keep residents in the area because several businesses have closed and there are not many employment opportunities.  This is evidenced at Lakeway as there are twenty-two rental assistance slots, but only two Department of Housing and Urban Development (HUD) voucher tenants at the site.  Although the operating general partner has a good rapport with the HUD representative in the parish, there are no new HUD vouchers to be provided.  In addition, turnover of the on-site manager position has continued to hinder the circumstances on-site.  Occupancy averaged 82% in 2008.  Despite the relative low occupancy, the Operating Partnership operated above breakeven in 2008. In an effort to attract qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies, churches, and area employers. As a result of these efforts, occupancy improved to average 89% for the first quarter of 2009, ending at 91%.  The operating general partner is funding all deficits as necessary.  The guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. In 2008 and through the first quarter of 2009, the property continued to operate above breakeven with an average occupancy of 95%.  To increase and maintain the occupancy, management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded.  The property has received funds from the vendor for re-signing the contract. In 2008, management replaced a number of appliances.  The real estate taxes, insurance, and mortgage payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC.  Industrial decline in the area has led to a dwindling population base from which to draw qualified residents.  Only 21 of the property’s 72 units have rental assistance.  Consequently, the property has trouble competing with properties that offer more units with rental assistance.  In 2008, occupancy averaged 85%, and the property operated below breakeven for the year.  Through the first quarter of 2009, average occupancy has declined to 72%, and the property continues to operate below breakeven status.  The primary reasons that the property continues to operate below breakeven status include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Housing workout plan.  Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner’s guarantee is unlimited in time and amount.  The low income housing tax credit compliance period expires in 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND.  In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 88%.  In 2007, average occupancy improved to 93% and the property began operating above breakeven.  In 2008, average occupancy increased to 94%, but the property operated slightly below breakeven.  In the fourth quarter of 2008, the site manager was replaced and marketing efforts were increased.  This resulted in significantly more traffic.  In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions.  As a result, many problematic tenants have been evicted and replaced with more stable tenants.  As such, occupancy has dipped slightly to 87% through the first quarter of 2009 and the property is operating below breakeven due largely to seasonal utility costs.  Management anticipates improvement to above 90% during the second quarter of 2009 once leasing season begins.  It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee.  The investment general partner will continue to monitor the property’s performance.  The mortgage, trade payables, property taxes, and insurance are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND.  In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 89%. In 2007, average occupancy improved to 93% and the property began operating above breakeven.  In 2008, average occupancy declined to 92%, with operations slightly below breakeven.  In the fourth quarter of 2008, the site manager was replaced and marketing efforts were increased.  This resulted in significantly more traffic.  In addition, management has begun a process of re-tenanting the property in an effort to reduce bad debt expenses, skips, and evictions.  As a result, many problem tenants have been evicted and replaced with more stable tenants.  As such, occupancy has dipped slightly to 87% through the first quarter of 2009 and the property is operating below breakeven due largely to seasonal utility costs.  It is important to note that, in the past, the operating general partner has funded all operating deficits, despite the expiration of the operating deficit guarantee.  The investment general partner will continue to monitor the property’s performance. The mortgage, trade payables, property taxes and insurance are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri.  Occupancy began to decline in 2006 to an average of 82%, primarily due to lack of marketing. Management increased the frequency of newspaper advertising and occupancy improved through 2006 and 2007, reaching 91% by December 2007.  However, the property operated below breakeven. In 2008, occupancy averaged 86% but has declined to 67% as of the end of the first quarter of 2009, with continued operations below breakeven.  As a result, management has received additional training in leasing and marketing.  Due to resident complaints about maintenance issues, the staff has been replaced.  The leasing office is now open Tuesday through Thursday evenings and every Saturday.  In order to enhance the amenities at the site, a basketball court has been installed.  The operating general partner continues to fund deficits as necessary.  The accounts payable balance increased from 2007 to 2008, and the investment general partner will continue to monitor the balance to ensure that there is no impact on operations.  The mortgage, real estate taxes, and insurance are current.  The tax credit delivery period ended in 2006.  The low income housing tax credit compliance period expires in 2010.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances.  The Department of Housing and Urban Development terminated the Housing Assistance Payment contract.  The trustee for the bonds declared default under the bond documents.  The operating general partner chose not to contest the City’s order or HUD’s contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use.  The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest.  The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007.  In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders’ trustee. As of December 2007, the bondholders’ trustee had effectively taken control of the property, although it had not formally accepted the deed. Since late 2007, the bondholders’ trustee has been attempting to market the property.  Despite a few promising offers, to date no transaction has been consummated.  Given the price levels that potential purchasers have offered, however, repayment of amounts due the bondholders is likely to consume the entire amount of sale proceeds, leaving no excess proceeds available to the Operating Partnership.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND.  During 2007, the property operated with an average occupancy of 93%, which was a 12% improvement from the prior year.  In 2008, average occupancy was 92%, and the property operated below breakeven due to high economic vacancy and high utility, real estate and turnover related expenses.  According to the regional manager, a significant part of the tenant base is comprised of new Americans.  As a result, the property is affected by unique cultural concerns.  As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once.  In addition, many of the tenants are unfamiliar with apartment living.  As such, maintenance and utility costs are inordinately high.  Management and Lutheran Social Services (LSS) have made concerted efforts to educate the tenants in order to reduce costs.  Further, there have been a number of incidents at the property as a result of tenant conflicts.  This has resulted in a poor reputation in the community.  Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area.  In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road.  In the past, they had accepted LSS’s screening information.  Physical improvements are also being made to the site in order to improve marketability at the property.  In 2008, management began a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips.  As a result, many prior problematic tenants have been evicted or not had their leases renewed.  As such, occupancy dipped during the latter half of 2008; however, management is slowly recovering as the average occupancy through the first quarter of 2009 was 92%.  Management believes occupancy should continue to improve as Fargo is moving into its leasing season.  The operating general partner continues to fund all operating deficits as the operating deficit guarantee is unlimited in nature.  The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses.  The mortgage, trade payables, property taxes, and insurance are current.

In May 2009, the investment general partner of Series 24 and Series 25, respectively, entered into an agreement to transfer its interest in Laurelwood

Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,093,596 and cash proceeds to the investment partnerships of $108,413 and $53,397 to Series 24 and Series 25, respectively.  Of the total proceeds received, $23,450 and $11,550 from Series 24 and Series 25, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $6,114 and $3,011 from Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $78,849 and $38,836 will be returned to cash reserves held by Series 24 and Series 25, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $78,849 and $38,836 for Series 24 and Series 25, respectivly, as of June 30, 2009.

(Series 25). As of March 31, 2009 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,002,780 and $1,762,116, respectively, in passive income tax losses that were passed through to investors and also provided $0.00 and $0.15, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 25 was $9,461 and $2,477,296, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(2,854,621) and $(704,857), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana.  In January of 2005, the Operating Partnership underwent a change in the operating general partner, which was accompanied by a change in management. In 2005, the property’s performance dipped below breakeven due to high operating expenses, mainly due to deferred maintenance.  Given the size and difficult tenant base of the property, the original operating general partner did not have the resources to support the property long term.  As a result, deferred maintenance items were not addressed and the property’s physical condition declined.   As a result, when the new operating general partner assumed the position, there was a significant amount of deferred maintenance and a number of vacant units that required significant repairs to make them marketable.  Many of the more costly vacant units were down in efforts to turn over the other less costly units.

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

A new management company was hired to assume management duties in February 2008.  Since that time, they have rehabbed all the vacant and down units and have made significant improvements to the tenant base at the property.  The site manager was replaced with a more seasoned manager.  A number of problematic tenants were evicted and screening criteria were strengthened in efforts to re-tenant the property.  In addition, the new management company has been working closely with the local social service organizations and the local authorities in order to preserve the security at the property as well as improve the reputation in the community.  New programs and amenities including a computer room have been introduced.  A stronger maintenance team has also been employed.  Since assuming duties, management has steadily improved occupancy to average 91% in 2008 with a fourth quarter average of 96%.  In addition, criminal incidents are down for the year as the property is being re-tenanted.  Utilizing the bridge loan funds, the rehab project was completed in November 2008.  HUD performed its Real Estate Assessment Center inspection and the property successfully passed and is no longer being monitored by HUD’s Department Enforcement Center.

The operating general partner has received terms on new debt to refinance the existing permanent mortgage and bridge loan.  In addition, the property received a significant increase in approved rents.  The new debt terms and increased rents would allow the property to operate above breakeven.  Management has transitioned its focus to the high tenant receivables it inherited.  Through payment arrangements and ongoing evictions, outstanding rents are being collected and non-paying tenants are being evicted.  Prior to the new management company assuming management duties, maintenance requests were not being addressed by the site staff.  The new maintenance staff has been aggressive in addressing all outstanding tenant maintenance requests as well as developing a comprehensive preventative maintenance program.  As a result, maintenance expense for 2008 is significantly higher then historical, but should normalize in 2009.  The property operated below breakeven in 2008 due to high operating expenses as new management stabilized the property.  Through the first quarter of 2009, occupancy is 92%, and operations are below breakeven, mainly due to weather related high utility expenses.  Operating expenses are now trending lower.  Since assumption of the operating general partner position, the operating general partner has continued to fund operating deficits despite fulfilling the obligations per the Operating Partnership agreement.  The investment general partner will continue to work with the operating general partner in refinancing the outstanding debt as well as continue to work with the new management company to assist in improving collection and leasing efforts. All real estate tax, insurance, and mortgage payments are current.

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

On November 23, 2005 the United States Tax Court issued final agreements reporting no changes for the tax years ending 2000 and 2001. Additionally, on December 28, 2005, the Internal Revenue Service issued a Partial Agreement, Closing Agreement on Final Determination Covering Specific Matters for the years ending 2005 and 2006. Under this agreement the credits and depreciation expense adjustments applicable to 2000 and 2001 will be made in the years ending in 2005 and 2006 to avoid amending tax returns for the years 2000 and 2001.  The Operating Partnership lost approximately $52,688 in tax credits (.18%) and $16,436 in depreciation expense for each year 2005 and 2006.  The 2000 and 2001 audits are closed.

Despite strong occupancy, the property operated with a deficit in 2007. The loss was due to a large increase in real estate taxes in 2007.  In 1997 the City of St. Louis granted the property a tax abatement which expired in 2006. The operating general partner erroneously thought the abatement went through 2007, so they had not budgeted for the large increase in real estate taxes.  Per the operating general partner, the City of St. Louis will not extend the abatement; however, the operating general partner is working with his counsel to appeal the assessment for the upcoming tax year.  In the fourth quarter of 2008 and the first quarter of 2009, the operating general partner has been discussing the assessment with the firm who did the original appraisal of the property. The assessment firm is confident that the Operating Partnership can successfully appeal the assessment and has offered its services pro-bono. The operating general partner and the tax firm are waiting for the new assessment to be issued in the second quarter of 2009. At that time, they will appeal the assessment. The process will begin as an informal appeal to the City Assessor; however, if necessary, they will file a formal appeal with the City. The next step would be a formal appeal to the State; however, the operating general partner and the assessment firm do not expect the appeal to go as far as the State. If the appeal process is not successful, the investment general partner and operating general partner will work together to determine if a withdrawal request from the operating reserve will be required to cover the real estate tax expense.  The property continues to operate below breakeven through 2008 due to high operating expenses; specifically, administrative and maintenance costs.  The investment general partner has requested the 2008 audit and the 2009 first quarter un-audited financial statements.  The current deficits are being funded through charitable contributions and operating general partner advances.  Despite the cash deficit, the Operating Partnership has no debt.  The operating deficit guarantee is unlimited in time and amount.

In May 2009, the investment general partner of Series 25 entered into an agreement to transfer its interest in Dogwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,307,114 and cash proceeds to the investment partnership of $46,846.  Of the total proceeds received, $37,721 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $9,125 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds will be returned to cash reserves held by Series 25.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

In May 2009, the investment general partner of Series 24 and Series 25, respectively, entered into an agreement to transfer its interst in Laurelwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,093,596 and cash proceeds to the investment partnerships of $108,413 and $53,397 to Series 24 and Series 25, respectively.  Of the total proceeds received, $23,450 and $11,550 from Series 24 and Series 25, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $6,114 and $3,011 from Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $78,849 and $38,836 will be returned to cash reserves held by Series 24 and Series 25, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $78,849 and $38,836 for Series 24 and Series 25, respectivly, as of June 30, 2009.

(Series 26). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 45 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $682,887 and $1,355,029, respectively, in passive income tax losses that were passed through to investors and also provided $0.21 and $0.37, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 26 was $1,338,250 and $5,982,367, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(4,529,704) and $(1,161,604), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

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

Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas.  In 2007, occupancy declined as a result of management evicting non-paying tenants as well as tenants moving out due to the condition of the property.  The property is in need of interior and exterior rehabilitation.  The operating general partner is working with Rural Development to set up a workout plan because the complex does not have the cash flow to cover the cost of the necessary repairs.  In 2008, occupancy averaged 92% and the property operated at breakeven. In the first quarter of 2009, occupancy dipped slightly to 88% and the property operated below breakeven.   Additionally, there are the mandatory Texas Department of Housing and Community Affairs (TDHCA) repairs that need to be addressed.  TDHCA and Rural Development have encouraged the operating general partner to file an application for a Housing Trust Fund loan totaling $500,000 to rehabilitate the property.   The operating general partner submitted the application and is awaiting reply. Management is diligently following up with recent traffic and inquiries, as well as posting advertisements on free on-line sites, local grocery stores, businesses and restaurants in an effort to increase occupancy to generate additional revenue.  Other measures include blanketing the immediate area with flyers and working with local non-profit agencies and area employers.  The investment general partner will monitor the progress of the proposed Housing Trust Fund loan.  The low income housing tax credit compliance period expires in 2010. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota.  During 2007, the property operated with an average occupancy of 90%, which was a 10% increase from the prior year.  Despite this increase, there was a decline in occupancy during the last two months of 2007, as occupancy ended the year at 77%.  Through 2008, occupancy improved to an annual average of 87%.  Despite the improvement in occupancy, the property operated below breakeven due to high economic vacancy, high real estate taxes and utility expenses.  According to management, a significant part of the tenant base is comprised of new Americans.  As a result, the property is affected by unique cultural concerns.  As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once.  In addition, many of the tenants are unfamiliar with apartment living.  As such, maintenance and utility costs are inordinately high.  Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs.  In addition, there have been a number of incidents at the property as a result of tenant conflicts.  This has resulted in a poor reputation in the community.  Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area.  In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road.  In the past, they had accepted LSS’s screening information.  Physical improvements are also being made to the site in order to improve the marketability at the property.  Management has begun a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips.  As a result, many prior problematic tenants have been evicted and replaced with more stable tenants.  As such, occupancy dipped to average 77% through the first quarter of 2009.  Management believes occupancy should improve toward the end of the second quarter once the leasing season picks back up.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90%.  The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota.  Average occupancy for 2007 was 92%, an 11% improvement from the prior year.  Despite this improvement, Grandview operated below breakeven for the year due to higher than average expenses from turnover costs and bad debt expense.  In 2008, average occupancy declined to 85%, and the property operated below breakeven due to increased vacancy, high real estate taxes, turnover costs and utility expenses.  According to the regional manager, a significant part of the tenant base is comprised of new Americans. As a result, the property is affected by unique cultural concerns.  As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once.  In addition, many of the tenants are unfamiliar with apartment living.  As such, maintenance and utility costs are inordinately high.  Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs.  In addition, there have been a number of incidents at the property as a result of tenant conflicts.  This has resulted in a poor reputation in the community.  Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area.  In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road.  In the past, they had accepted LSS’s screening information.  Physical improvements are also being made to the site in order to improve the marketability at the property.  Management has begun a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips.  As a result, many prior problematic tenants have been evicted and replaced with more stable tenants.  As such, occupancy dipped to 83% through the first quarter of 2009.  Management believes occupancy should improve toward the end of the second quarter once the leasing season picks back up.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses.  The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND.  During 2007 the property operated with an average occupancy of 92%, which was a 12% improvement from the prior year when, due to excessive vacancy loss, the property was unable to operate above breakeven.  Through 2008, average occupancy was 83%, and operations were below breakeven due to high economic vacancy, real estate taxes, turnover costs and utility expenses.  According to the regional manager, a significant part of the tenant base is comprised of new Americans.  As a result, the property is affected by unique cultural concerns.  As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once.  In addition, many of the tenants are unfamiliar with apartment living.  As such, maintenance and utility costs are inordinately high.  Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs.  In addition, there have been a number of incidents at the property as a result of tenant conflicts.  This has resulted in a poor reputation in the community.  Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area.  In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road.  In the past, they had accepted LSS’s screening information.  Physical improvements are also being made to the site in order to improve the marketability of the property.  In 2008, management began a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips.  As a result, many prior problematic tenants have been evicted or not had their leases renewed.  As such, occupancy dipped during the latter half of 2008 and averaged 73% through the first quarter of 2009.  Management believes occupancy should improve toward the end of the second quarter once the leasing season picks back up.  The operating general partner continues to fund all operating deficits as the guarantee is unlimited in nature.  The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses.  The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND.  In 2007, the property operated with an average occupancy of 86%, which was down by 6% from the prior year.  As a result of the increase in vacancies, the property operated slightly below breakeven in 2007.  During the fourth quarter of 2007, occupancy improved and through 2008, average occupancy was 94% and the property operated above breakeven for the year.  In the fourth quarter of 2008, the site manager was replaced and marketing efforts were increased.  This resulted in significantly more traffic.  In addition, management has begun a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips.  As a result, many prior problematic tenants have been evicted and replaced with more stable tenants.  As such, occupancy dipped to average 83% through the first quarter of 2009.  Management believes that occupancy should improve toward the end of the second quarter once the leasing season picks back up.  The investment general partner will continue to monitor the property’s performance. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN.  Average occupancy for 2007 was 72% with operations below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs.  The property is located in a highly competitive area.  The 2007 decline in occupancy was due primarily to new townhouse units with garages being built in the immediate area, offering rents that were competitive to those at East Park Apartments.  The Operating Partnership is comprised primarily of two and three bedroom units.  As a result, the majority of these units appeal to families.  The property had experienced an increase in turnover as the families move to the larger townhouse homes.  In early 2007, a Wal-Mart opened next to the property.  This had a significant impact on the property’s performance as the property became highly visible and was now located in a more desirable area.  In addition, more resources are being committed to the property in order to make the units more marketable.  In 2008, the operating general partner began replacing appliances, carpet and flooring.  In addition, the roof was replaced.  In 2009, new siding is being installed and the parking lot will be resurfaced and re-striped.  Occupancy improved by 20% in 2008 from the prior year and the Operating Partnership operated well above breakeven.  Through the first quarter of 2009, occupancy is averaging 86% and the property continues to operate above breakeven.  All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana.  In 2007, the property operated below breakeven with an average occupancy of 60%.  In July 2008, the investment general partner conducted a site inspection at the property. The results indicated that the property was in need of repairs and cleaning.  At the time of the inspection, all ten units were vacant.  The operating general partner reports that the complex has been shut down, as it is not viable in its current condition.  The operating general partner’s guarantee expired in 2002. In 2009, the investment general partner will continue to work with the operating general partner in an effort to bring the property back on-line. The low income housing tax credit compliance period expires in 2011.  All real estate tax, mortgage, and insurance payments are current.  The operating general partner has confirmed he will continue to keep these items current.

Warrensburg Heights Limited Partnership (Warrensburg Heights) is a 28-unit elderly property located in Warrensburg, Missouri.  The property operated slightly below breakeven in 2008 as a result of low occupancy.  Average occupancy in 2008 was 76%. Occupancy was an issue in 2008 due to a limited amount of rental assistance and a saturated rental market.  The town of Warrensburg and the surrounding area are comprised of hundreds of rental units and more are being built.  It is difficult for Warrensburg Heights, an older property, to compete with the newer properties. The property operated above breakeven through the first quarter of 2009 due to improved occupancy. As of March 31, 2009, occupancy was 89%. Occupancy improved from 2008 due to the hiring of a new site manager who focused efforts on extensive advertising.  Throughout the first quarter of 2009, the site manager ran daily and weekly newspaper ads in the Warrensburg paper, created daily shoppers, posted flyers in convenience stores, and placed flutter flags and vacancy signs at the complex.  Social Service agencies were contacted for referrals. These marketing efforts are anticipated to further increase occupancy in the second quarter of 2009 and maintain operations above breakeven status. The mortgage payments, taxes, and insurance are current.

In May 2009, the investment general partner of Series 26 entered into an agreement to transfer its interest in Edgewood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,216,737 and cash proceeds to the investment partnership of $34,094.  Of the total proceeds received, $24,969 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds will be returned to cash reserves held by Series 26. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

(Series 27). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $546,251 and $733,867, respectively, in passive income tax losses that were passed through to investors and also provided $0.47 and $1.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 27 was $2,695,200 and $6,799,406, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(4,524,267) and $(1,009,610), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. This property operated with an average occupancy of 92% in the first quarter of 2009; however, the property continues to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders, but net operating income cannot support a new loan. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve. The operating general partner continued to fund deficits through the third quarter of 2008 (his guarantee is unlimited in time and amount), but ceased to fully support the property’s operations in the fourth quarter of 2008. As of the end of the first quarter of 2009, the 2008 real estate taxes in the amount of $12,000 have not been paid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes became delinquent if not paid by April 1, 2009.  A tax sale occurs on the third Monday of June 2009. One year and nine months after tax sale occurs, a warning is sent to the property owner stating that there is 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the second warning the property is given to the new tax sale holder, as long as paperwork is completed and redemption occurred.  The investment general partner will continue to closely monitor the property and payment of the taxes. The mortgage and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2007 due to increasing resident receivables and high operating expenses.  Occupancy was at 100% as of March 2009, but tenant collections remain an issue and accounts payable continued to increase.  Management has been pursuing a more aggressive collection and eviction procedure. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely.  A 2% rent increase was effective for January 2009 and the operating general partner has additionally applied for a special increase for the maximum amount allowable of 10% to the New York State Division of Housing and Community Renewal (DHCR).  Additional increases are being proposed for 2010 and 2011.  The requests hinge on the property’s inability to pay expenses at the current rent levels.  The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies.  Management and the operating general partner filed an application for assistance to replace windows and boilers with New York State Energy Research and Development Authority.  However, in the second quarter of 2008, the operating general partner stated that the applications are on hold by the State due to budgeting and lack of funds for grants.  The property pays no property taxes as the result of their non-profit, tax-exempt status. In January 2009, the investment general partner demanded that the operating general partner bring the mortgage current.  The operating general partner received approval from the lender and DHCR for release of operating reserve funds to bring the mortgage payments current.  This occurred in the first quarter of 2009.  Insurance payments are current and the operating general partner has funded deficits, but not at the levels required.  The operating general partner has stated that there are no more funds available to fund future deficits.  A meeting with the operating general partner and management is scheduled for June 2009.  At that time a site visit will be completed and operating strategy reviewed in order to maintain operations at the site.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR.  In 2008, the property operated above breakeven, despite a drop in occupancy from 2007 levels.  The property was helped by the low floating rate on the bond.  Through the first quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bond, increased occupancy and management’s efforts to decrease expenses.  While occupancy has increased, it is still not considered strong. As of March 31, 2009, the property was 77% occupied. The investment general partner and management have been working together to address the continued turnover and occupancy issues.  To help improve occupancy, management has increased local advertising and is offering leasing concessions. Management has revised their screening and collections policy to make them more stringent. To retain residents, management has increased activities at the site to make residents feel more at home.  They have at least two events per month including birthday parties, holiday parties and GED classes.  In the summer months they plan to have additional activities for the children.  The investment general partner had the property manager secretly reviewed in the first quarter of 2009; the report revealed strong leasing skills on the part of the property manager. While the property manager appears strong, occupancy continues to struggle due to management’s inability to obtain funding necessary to turn the vacant units. The investment general partner will address this issue with the operating general partner in the second quarter of 2009. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner’s completion guarantee.  The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy continues to improve. All tax, mortgage, and insurance payments are current.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND.  During 2007 the property operated with an average occupancy of 95%, which was a 10% improvement from the prior year when, due to excessive vacancy loss, the property was unable to operate above breakeven.  In 2008, average occupancy was 92%, and the property operated below breakeven due to high economic vacancy, utility costs, real estate taxes and turnover related expenses.  According to the regional manager, a significant part of the tenant base is comprised of new Americans.  As a result, the property is affected by unique cultural concerns.  As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once.  In addition, many of the tenants are unfamiliar with apartment living.  As such, maintenance and utility costs are inordinately high.  Management and Lutheran Social Services have made concerted efforts to educate the tenants in order to reduce costs.  Further, there have been a number of incidents at the property as a result of tenant conflicts.  This has resulted in a poor reputation in the community.  Management is addressing this by creating more of a management presence at the property by installing a leasing office in the area.  In addition, management is now screening the LSS referred tenants to ensure they do not become problematic down the road.  In the past, they had accepted LSS’s screening information.  Physical improvements are also being made to the site in order to improve the marketability of the property.  In 2008, management began a process of re-tenanting the property in efforts to reduce bad debt expenses, evictions and skips.  As a result, many prior problematic tenants have been evicted or not had their leases renewed and replaced with more stable tenants.  As such, occupancy dipped during the latter half of 2008 however; management was able to recover during the first quarter of 2009, as average occupancy increased to 95% and 100% in March.  Management believes occupancy should remain high as Fargo is moving into its leasing season.  The operating general partner continues to fund all operating deficits, as the guarantee is unlimited in nature.  The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses.  The mortgage, trade payables, property taxes, and insurance are current.

(Series 28). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,328,766 and $1,379,844, respectively, in passive income tax losses that were passed through to investors and also provided $0.58 and $0.95, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 28 was $688,188 and $5,524,970, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(5,152,986) and $(3,378,418), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana.  During 2007, occupancy averaged 83% and the property operated below breakeven status.  Rents were increased in 2007, and a number of residents were evicted as a result of non-payment of rent, lease violations, or suspected criminal activity.  In 2008, the rent increase added approximately $3,000 in additional revenue and operating expenses decreased substantially from 2007 levels.  In 2008, occupancy averaged 77% and the property operated below breakeven.  Management has had difficulty maintaining occupancy.  Several units that turned over due to non-payment of rent had damages.  Occupancy through the first quarter of 2009 averaged 79%, ending the quarter at 83%.  Management continues to market the complex aggressively while enforcing strict resident selection standards to minimize non-payment issues.

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex.  An insurance adjuster has been to the site to review damages.  Preliminary reports cite shingles missing from all buildings, the complex sign is down, and screens and windows need to be replaced and/or repaired.  An insurance claim has been submitted and all related labor and materials are being priced.  The operating general partner is planning to use his construction company to complete the repairs.  The insurance proceeds are not expected to be released until the second quarter of 2009.  The Operating Partnership is not expected to breakeven in 2009.  The investment general partner will continue to monitor occupancy and assist management in finding ways to improve operations going forward.  Furthermore, the investment general partner will continue to monitor the progress of the insurance claim and the repairs to the property, as well as assisting the operating general partner gaining approval for a much needed rent increase.  The operating general partner is funding deficits as necessary.  The guarantee is unlimited in amount until the end of the low income housing tax credit compliance period in 2012.  All real estate tax, mortgage, and insurance payments are current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2007, the operating general partner reached out to the Louisiana Housing Finance Agency (LHFA) to prove that a substantial rent increase was essential to keep the complex running.  Management was aware that the complex would lose most of the tenants when the new rates were applied.  However, they were able to illustrate that this would be the groundwork for turning the project around.  LHFA agreed and a $50 per unit rent increase was implemented on all units.  As expected, tenants moved out or skipped, as they could not afford the new rates.  As a result, occupancy averaged 62% for 2007, yet the rent increase helped to generate as much revenue as was received in 2006.  In 2008, occupancy averaged 62%, and the property operated below breakeven. In addition to the rent increase, the vacancy problems were also attributed to a new manager who was experienced with troubled properties.  Aggressive efforts to improve the resident base resulted in evictions filed as a result of non-payment of rent, lease violations, and/or suspected criminal activity.  The operating general partner is hopeful that the manager’s experience will help to improve occupancy and operations in 2009.  In an effort to bring in more qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies and area employers.  In the first quarter of 2009, average occupancy improved to 76%.  The property continues to operate below breakeven status based on the un-audited financial statements. The operating general partner continues to fund all deficits as necessary by deferring fees.  The guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York.  In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien.  Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the Operating Partnership agreement and the development agreement.  The investment general partner’s repeated requests to restructure the loan went unheeded.  In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan.  The operating general partner’s response did not address the issue satisfactorily.  Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner.  The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved.  The investment general partner has decided not to proceed due to the inadequate value of the property (based on size and location), as well as the operating general partner’s continued funding, neither of which supports an extended legal battle for removal.

In 2008, the property operated with an average occupancy of 99% with below breakeven operations.  In 2009, occupancy remains strong at 100%.  The investment general partner continues to monitor this property.  The mortgage, property taxes and insurance are current.  The tax credit delivery period ended in 2007, with the low income housing tax credit compliance period expiring in 2011.

(Series 29). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 96.4% and 100%, respectively.  The series had a total of 21 properties at March 31, 2009, 20 of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $2,488,220 and $2,160,086, respectively in passive income tax losses that were passed through to investors, and also provided $0.55 and $0.97, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 29 was $609,522 and $3,506,468, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(3,236,562) and $(3,076,775), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven starting in 2005.  The property suffered from ineffective management, which led to poor physical condition and low occupancy. Average occupancy was 72%, 47% and 70%, respectively, in 2005, 2006 and 2007. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears on its mortgage and that the lender had issued a notice of default. The lender replaced on-site management with a third-party management company at the end of the second quarter of 2007. To stabilize the property, the lender depleted the replacement reserve account to fund unit turnovers, which improved occupancy to the mid-90s. The investment general partner and the lender discussed a possible workout, which included replenishing the reserves and paying down the outstanding mortgage.  In December 2007, the lender polled the bondholders for their preference in resolving the default. They were given the options of foreclosure sale, 18-month debt forbearance as part of a workout plan, or refinancing the property. On June 30, 2008 the lender notified the investment general partner that the bondholders had approved proceeding with a foreclosure sale. The property was sold on July 31, 2008 for $772,800.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, no gain from the sale of the Operating Partnership has been recorded.

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840.  The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. Therefore, the Operating Partnership also experienced recapture and interest of $199,516.  This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs.  The investment general partner is currently preparing to pursue the guarantors under the guaranty with a view to recovering the investment limited partner’s losses.  The guarantors’ financial strength and likelihood of recovery are unknown at this time.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX.  Despite average occupancy of 79% during 2007, the property operated above breakeven.  In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007.  Occupancy has shown signs of improvement, averaging 85% for 2008 and increasing slightly to 88% through the first quarter of 2009.  Year-to-date operations appear to be slightly below breakeven.  The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit, senior property located in Richmond, VA.  In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The fire marshal was unable to definitively determine the cause of the fire.  The operating general partner received an initial insurance payment totaling $500,000 and at that time it was determined that the building should be razed due to the significant fire and water damage. In the third quarter 2004, the lender approved the release of sufficient insurance proceeds of $148,000 to raze the property.  After bidding the property repairs, the operating general partner determined that there were additional costs of approximately $1.4 million due to building code changes since its original construction in 1998. The operating general partner’s primary underwriter, and their excess property insurance carrier, determined that the policy did not cover code changes of more than $10,000.  The operating general partner appealed their initial determination regarding additional coverage and in February 2006 the appeal was denied. The operating general partner received an additional insurance payment totaling $3 million dollars, representing the insurance company’s estimate to rebuild the community minus the code change upgrades in dispute. The lender is currently holding the insurance proceeds.  The operating general partner was able to reduce the original construction budget by $1,167,306.  The main reductions in costs were site work, verticals and contingency. The reduction of the construction budget greatly reduced the originally anticipated shortfall of $1,257,519.  As a result, in early October 2006, the operating general partner received a commitment letter from the Virginia Housing Development Authority indicating approval of the additional debt of $1,600,000.  The construction of the project started in early November 2006, and was expected to be complete within nine to ten months. However, the Operating Partnership encountered some difficulties with permits during the early stages of construction, causing construction delays. The property received final certificates of occupancy in January 2008.

Lease-up was very slow through the year and as of December 2008, the property was 54% physically occupied and 58% leased with below breakeven operations.  In the first quarter of 2009, lease-up continues to be slow, and as of March 31, 2009 the property was 63% occupied.  According to management, the slow lease up is due to poor economic conditions. Many potential residents (seniors) are unable to sell their houses and many seniors are moving in with their children to provide an extra income for the family. To accelerate leasing, management is advertising on local buses and in all local senior newspapers, and offering one month free rent as a referral fee to its current residents. Also, management hosts monthly bingo sessions and offers daily blood pressure screenings.  Due to the unanticipated slow lease-up, management is revising its original projections and pushing the lease-up date from October 2008 to September 2009.

Jackson Partners, LP, (Arbor Park Apartments) is a 160-unit property located in Jackson, Mississippi.  The property operated below breakeven in 2008, due to occupancy averaging 78% and high operating expenses. In the first quarter of 2009, the property has continued to operate below breakeven due to low occupancy and high operating expenses. The operating expenses that continue to hinder operations are maintenance expenses due to turnover, utility and real estate taxes. By the end of the first quarter, occupancy increased to 91%.  Historically, the occupancy issue is the result of evictions of some troublesome residents and competition from the new supply of single family tax credit homes that were in lease-up.  In order to compete with the new competition, management is promoting move-in specials such as one free month of rent, no security deposits and waiving application fees.  To retain residents and decrease turnover, management is offering incentives to current residents such as carpet cleanings, touch up painting and a renewal concession of half off first month’s rent. Management has increased efforts to lower administrative expenses and improve collections. Administrative expenses, bad debt, and tenant receivables were significantly reduced by the end of the first quarter.  The utility expenses are high due to exorbitant water rates in the City of Jackson.  Management continues to contact the city about potentially lowering rates, but has been unsuccessful.  Management has also appealed the high taxes to the City of Jackson, but the city did not lower the assessment. The operating general partner will continue efforts in order to reduce the tax burden going forward.  The investment general partner will continue bi-monthly calls with management to monitor operations. The investment general partner will visit the property in the third quarter of 2009 to conduct a physical evaluation of the property and assess management. All tax, mortgage, and insurance payments are current.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR.  In 2008, the property operated above breakeven, despite a drop in occupancy from 2007 levels.  The property was helped by the low floating rate on the bond.  Through the first quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bond, increased occupancy and management’s efforts to decrease expenses.  While occupancy has increased, it is still not considered strong. As of March 31, 2009, the property was 77% occupied. The investment general partner and management have been working together to address the continued turnover and occupancy issues.  To help improve occupancy, management has increased local advertising and is offering leasing concessions. Management has revised their screening and collections policy to make them more stringent. To retain residents, management has increased activities at the site to make residents feel more at home.  They have at least two events per month including birthday parties, holiday parties and GED classes.  In the summer months they plan to have additional activities for the children.  The investment general partner had the property manager secretly shopped in the first quarter of 2009; the shopping report revealed strong leasing skills on the part of the property manager. While the property manager appears strong, occupancy continues to struggle due to management’s inability to obtain funding necessary to turn the vacant units. The investment general partner will address this issue with the operating general partner in the second quarter of 2009. Since the property never converted to a fixed rate financing, any operating deficits are guaranteed by the operating general partner’s completion guarantee.  The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy continues to improve. All tax, mortgage, and insurance payments are current.

(Series 30). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $967,486 and $830,765, respectively, in passive income tax losses that were passed through to investors and also provided $0.68 and $0.83, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 30 was $1,217,326 and $4,341,662, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(3,481,426) and $(1,581,867), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

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

In September 2004, the original lender sold the non-performing loan to a new lender who accelerated the loan.  The investment general partner met with the lender to propose a workout plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process in December 2004.

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

In September 2004, the original lender sold the non-performing loan to a new lender who accelerated the loan.  The investment general partner met with the lender to propose a workout plan that included restructuring the debt to allow for a significant cash infusion for deferred maintenance and back taxes. The lender refused to restructure the debt and began the foreclosure process in December 2004.

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

The lender suspended active efforts to foreclose its mortgage throughout most of 2005, but renewed its efforts in January 2006, by filing a Motion for Summary Judgment in the foreclosure action. The Operating Partnership and the New Mexico Mortgage Finance Authority agreed to stipulate to a judgment of foreclosure.  The Stipulation was recorded and the property was sold at foreclosure sale in July 2006, with the lender bidding in the property for the amount of its debt claim.  The lender had been in possession of the property, collecting rents and directing the operations of the property, since May 1, 2006.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero.  Accordingly, no gain or loss on the foreclosure of the investment general partner’s interest has been recorded.  As a result of the 2006 event, the Operating Partnership lost $907,491 in credits and experienced recapture and interest of $835,017.  This represents credit loss and recapture of $336 and $309, respectively, per 1,000 BACs.

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Despite low occupancy, the property operated above breakeven in 2006 due to a favorable debt structure where a portion of the property’s debt service is payable only if there is surplus cash.  The property operated with a significant cash deficit in the first quarter of 2007 due to low occupancy, which was caused by application processing delays at the management company’s corporate office which was understaffed.  Many prospective residents were discouraged by the delays and often chose to live elsewhere. The investment general partner worked with the operating general partner to improve his affiliated management company’s policies and procedures to increase application-processing speed and improve leasing techniques. Occupancy rebounded in 2007 with a 98% average and remained strong in 2008 averaging 94%.  Occupancy averaged 93% in the first quarter of 2009.  Utilities are an issue for the property and fluctuate with seasonal demand.  Management is researching a “Co-Gen” energy system, which utilizes micro-turbines and natural gas to produce heat as a by-product.  The payback analysis has not been completed at this time; however, the operating general partner’s engineers have determined that the Co-Gen system will be compatible with the property’s current heating system.  The operating general partner is testing the Co-Gen system at one of his other properties.  If the results are favorable, Farwell Mills Apartments will be the next site to implement the system.  The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including JMC, LLC.  Contractual services were high in the first quarter of 2008 because the grounds service company was not billing the property in a timely manner.  Accumulated invoices from 2007 were all received in the first quarter of 2008.  The property terminated its contract with this company and grounds are now maintained in-house.  To further reduce expenses, Pen Bay Builders took over the full janitorial contract in 2008.  Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly. The issue has been corrected, but the property was charged for several 2007 amounts in 2008.  Bad debt was also an issue for the property in 2008.  This was a result of poor on-site management.  The on-site manager was not being aggressive enough on rent collections and was terminated in the fourth quarter of 2008.  A regional manager is temporarily managing the property until the replacement manager takes over the property in the second quarter of 2009.  In the third quarter of 2008, occupancy dipped below 90% due to greater turnover than anticipated.  Management increased radio and newspaper ads, and occupancy improved in the fourth quarter.  High operating expenses and high bad debt coupled with the dip in occupancy resulted in below breakeven operations for 2008.  The property continues to operate below breakeven through the first quarter of 2009 due to high operating expenses.  Utilities were over budget in the first quarter because of higher than expected gas expenses.  Maintenance expenses were high due to several unexpected expenses in the first quarter.  A tenant accidentally flooded their bathtub, which damaged their unit and the unit below.  The units required cleaning and carpet cleaning to repair the water damage.  The property also had multiple HVAC service calls in the first quarter, which contributed to high maintenance expenses.  The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company (Pen Bay Builders).  All tax, insurance, and mortgage payments are current. The operating general partner’s operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA.  This property has had inconsistent occupancy levels since 2003.  In 2007 the property operated below breakeven due to increased utility and administrative expenses.  Through the fourth quarter of 2008, occupancy remained consistent at 90%, but dropped to 83% at the end of March 2009.  Other tax credit communities in the area have been able to operate with higher occupancy levels while also having the ability to charge higher rents than Western Trails.  This is primarily due to them being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. Western Trails continues to struggle with the ability to improve curb appeal as well as maintain a high level of tenant retention.  There are four major competitors located within a few miles of Western Trails II Apartments.  The property has also suffered from access difficulties in relation to an adjacent road construction project that started in the first quarter of 2008.  The road construction made accessing the site more difficult due to traffic congestion in the immediate area.  Fortunately, there is redevelopment and growth taking place nearby that includes the following: a small retail mall, a new major employer (Google) taking occupancy in town, proposed improvement of the recreational fields and the construction of a large outlet mall projected to open in 2010. Due to lack of cash for addressing the ongoing past due accounts payable issues and many deferred maintenance items that require attention, there have been no funds available to effectively advertise or market the property.  A Spring storm during the second quarter of 2008 resulted in siding and roof damage at the site.  The management company had filed an insurance claim and received a settlement in the third quarter of 2008 that covered the cost to replace the roofs and all siding on the buildings.  The work began in October 2008, and was completed as of March 31, 2009.  Unfortunately, the replaced siding was vandalized with graffiti the day after the repairs were completed, causing additional expense to the site.  A site visit completed by the investment general partner revealed substantial deferred maintenance items at the site.  The investment general partner will continue to monitor occupancy and work with the operating general partner to improve operations.  The operating general partner will continue to fund the property as needed in order to complete physical improvements and cover any operating deficits that arise.  The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas.  Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location.  Despite average occupancy of 87% during 2007, the property operated above breakeven mainly due to a rent increase implemented during the year.  The 2007 occupancy declined due to evictions of undesirable tenants involved in drug related activity.  At that time, the management company immediately trained a new site manager and focused on marketing and outreach. As a result, occupancy showed signs of improvement averaging 90% for 2008, with a further increase to 93% in the first quarter of 2009. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia.  Historically, the property struggled in a highly competitive market.  The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved, but expenses remain high, and operations were just below breakeven in 2007.  At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years.  For 2008, the property operated significantly below breakeven due largely to a 40% increase in utilities, specifically associated with higher water rates. Average occupancy was 95%.  Deficits were funded largely by operating general partner advances along with accruing of management fees. The investment general partner found the property to be in good condition upon a site inspection in November of 2008.

Through the first quarter of 2009, the property operated below breakeven primarily due to high water and sewer expenses and common area electricity costs. Average occupancy was 97%.  The operating general partner continues to fund deficits as required.

On March 3, 2009, the new operating general partner issued a statement to the investment general partner informing of a management change effective May 1, 2009.  On June 20, 2008, the original operating general partner sold its interest in the Operating Partnership.  The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future.  As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009.  The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change.  The mortgage, taxes and insurance are all current.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA.  The property had a steady decline in occupancy throughout 2008.  Occupancy declined from 90% in July 2008 to 75% at year-end 2008.  In the first quarter of 2009, there has been some improvement, with 79% occupancy in January and 83% occupancy in February and March. The property has no rental assistance.  The operating expenses decreased 8.6% from the previous year, but due to a lack of rental income, the property operated slightly below breakeven for the year.  In an attempt to boost occupancy, management is continuing to advertise in the local and regional newspaper.  They have also advertised in local flyers and invested in additional signage now posted along the adjacent streets, as well as becoming listed in the Renter’s Guide Book.  They have also recently called all local HUD offices and local social service organizations to keep them aware that there are apartments available. Unfortunately the area has been extremely affected by the economic downturn, and the companies remaining in the area have begun to lay off workers or shut down completely.  Management completed a telephone survey of the surrounding housing and found that most properties in the area are experiencing occupancy issues as well.

West Swanzey Affordable Housing Associates (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH.  Despite strong occupancy, the property operated below breakeven in 2008 due to a large increase in operating expenses; specifically, maintenance expenses and real estate taxes.  A new property manager was assigned to the property in March 2008.  Upon takeover, the new manager inspected all of the units, which resulted in several evictions as a result of illegal live-ins and/or poor condition of the units. The new manager inspects units more frequently to avoid unanticipated high turnover costs. Management does not anticipate any further issues with tenants, but the turnover costs were high for the eviction units in 2008.  The property also experienced two sewage pump failures in 2008, which required extensive work, which contributed to the high operating expenses.  Property taxes in the area increased significantly in 2008.  The tax rate and the building’s assessed valuation both increased in 2008.  The operating general partner had the property re-assessed and expects a lower real estate tax bill in 2009.  Occupancy continues to be strong with a 94% average through the first quarter of 2009; however, the property continues to operate below breakeven due to high operating expenses.  All tax, insurance, and mortgage payments are current.

(Series 31). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,595,315 and $2,055,078, respectively, in passive income tax losses that were passed through to investors and also provided $0.36 and $1.03, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 31 was $647,143 and $5,822,035, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(5,668,443) and $(3,412,504), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Canton Housing One, LP (Madison Heights Apartments) is an 80- unit property located in Canton, Mississippi. In 2008, the property was unable to breakeven due to low occupancy. Occupancy averaged 74% in 2008 and remained sluggish at 73% during the first quarter of 2009.  The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents on or near the property. Management hired a police officer to patrol the site and is working with the local police department for extra patrols and support.  These actions appear to be working.  Recently, the utility deposit was increased to $300 (from $185) by the City of Canton. Several applicants are delayed moving in until they have enough money saved to pay for the utility deposit.  Management has taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers, and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager on the site, and extra personnel have been hired to prepare vacant units for occupancy. Current occupancy levels are insufficient to support breakeven operation at the current operating expense level. Management continues to focus its efforts on increasing occupancy as well as controlling operating expenses in an effort to bring operations back above breakeven status.

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

In the fourth quarter of 2006, the investment general partner began seeking a replacement operating general partner but was unsuccessful.  The investment general partner proceeded to remove the operating general partner in June 2007 and an affiliate of the investment general partner was inserted as the new operating general partner.

In July 2007, the first mortgage lender defaulted and accelerated the loan due to the existence of liens and an insufficient level of replacement reserves (based upon a physical needs assessment that the lender had commissioned). In September 2007, the investment general partner and the Atlanta Housing Authority proposed a tentative plan to recapitalize and reposition the property.  This included substituting a Section 8 contract on 40% of the units for the existing Section 9 contract and identified $1.2 million in funding sources, $400,000 of which was to come from the replacement reserves held by the first mortgage lender.

The first mortgage lender rejected the proposal and proceeded to initiate a foreclosure by advertisement, which was scheduled for December 4, 2007. In order to prevent the foreclosure sale from occurring, the Operating Partnership filed bankruptcy under Chapter 11 on December 3, 2007.  At the time of filing, the investment general partner believed that a viable Plan of Reorganization could be crafted.  However, early in the bankruptcy case, it became evident that the Authority was not willing to firmly commit to providing the subsidy upon which any viable Plan of Reorganization would depend.  Without the Authority’s firm commitment, the ability of the Operating Partnership to attract new capital to remediate the property’s condition disappeared.

As a result, the debtor and secured lenders agreed before the Court that there was little prospect of reorganizing and that the first mortgage lender should be allowed to advertise a foreclosure sale during January 2008. The foreclosure sale occurred on February 5, 2008, with the first mortgage lender bidding in the property for $1,280,000. As a result of the foreclosure, the Operating Partnership lost tax credits of $551,572 and recorded recapture and interest of $1,550,445 on its 2008 tax return. This represents lost credits and recapture of $124 and $347, respectively, per 1,000 BACs.  In addition, an impairment loss in the amount of $594,947 was recorded to reduce the investment balance to zero, as of December 31, 2007.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development located in Biddeford, ME.  The property operated below breakeven in 2008 due to low occupancy, high bad debt and increased operating expenses.  Occupancy dropped below 90% in July 2008 and averaged 86% through the third and fourth quarters.  The property continues to struggle with occupancy with an 82% average through the first quarter of 2009.  The property had several move-outs and evictions while continuing to face competition from a number of housing options available in the area.  There are homes available for rent in the surrounding area at comparable rents.  Management has increased advertising efforts which include on-line sources such as Craigslist and Uncle Henry’s Swap & Trade, which both offer free searchable classified ads, as well as advertisements in local newspapers.  Management has also implemented a $200 resident referral bonus.  The advertising efforts have generated rental inquiries at the property; however, the applicants have met the 40% requirement and the property currently only has 60% units available.  The district manager spoke with Maine State Housing Authority (MSHA) regarding renting three of the long-term vacant 60% units at the 40% rent level.  MSHA approved the request in the first quarter of 2009.  Bad debt was high at the property in 2008.  The on-site manager was not being aggressive enough with rent collection.  In addition, the manager had a relationship with two tenants who became unemployed.  Due to the manager’s relationship with the tenants, he allowed them to stay after they had stopped paying rent.  The manager has been reprimanded and the district manager has implemented a policy throughout the entire portfolio where any tenants that have not paid rent by the 16th of the month will automatically receive a “7 Day Notice to Quit.”  With this new policy, bad debt is expected to stabilize in 2009.  Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly.  The issue has been corrected, but the property was charged for several 2007 amounts in 2008.  Maintenance expenses were high in 2008 due to bed bug treatment required at the property.  The treatment was completed in 2008.  Management does not anticipate any additional operational issues at this time, and they are hopeful that they can rent the long-term vacant units at the 40% level rather than the 60% requirement.  All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of tax credit compliance period.

(Series 32). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,876,664 and $1,563,735, respectively in passive income tax losses that were passed through to investors, and also provided $0.78 and $0.91, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 32 was $3,031,771 and $8,742,643, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(6,260,761) and $(3,623,702), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey.  Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account.  Capital expenses are funded from the operations.  In 2007, occupancy averaged

100%, but the property operated below breakeven due to high debt service and real estate taxes.  The property’s debt service represents about 50% of its total income.  Average occupancy in 2008 was 97%, but the property continued to operate below breakeven status.  The investment general partner conducted a site visit in September 2008. The property was in good condition.  Management reports that rent collection has improved and maintenance expenses have decreased throughout the year.  The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana.  The property has historically operated below breakeven as a result of low occupancy.  During 2006, occupancy averaged 79% and in 2007 average occupancy improved to 86%.  The property suffered cash losses of ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively. The property’s physical appearance and condition are good; however, management has been ineffective.  The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies, which in the past have not been effective.  The operating general partner engaged five management companies in five years, with the most recent change occurring in early 2008 in connection with a portfolio-wide debt restructuring.  The current third party management company appears much stronger than any of the past management firms as evidenced by the property’s improved average occupancy of 92% in 2008.  The property operated slightly above breakeven for the first three quarters of 2008.  However, the property operated slightly below breakeven through year-end 2008 due to a small decline in occupancy in the fourth quarter and an increase in bad debt expense.  During the first quarter of 2009 the property operated just above breakeven due to a reduction in bad debt expense, although occupancy averaged 89%.  Management evicted several problematic tenants during the fourth quarter of 2008, which has improved the quality of the tenant base and rent collections.  During the Spring management plans to focus on increasing marketing in the local paper and businesses, and grounds landscaping in an effort to capitalize on warm weather traffic.  To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage and taxes are current.  However, the operating general partner has a portfolio of properties in Michigan, some of which were operating at deficits prior to their recent debt restructuring, so its ability to continue to fund operating deficits for Clear Creek Apartments may be limited.

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

As a result of the foreclosure, the Operating Partnership experienced a $203,718 loss of credits and recapture and interest of $236,009.  This represents lost credits and recapture and interest of $42 and $49, respectively, per 1,000 BACs.  The investment general partner intends to pursue the guarantors under the guaranty with a view to recovering the investment limited partner’s losses.  The guarantors’ financial strength and likelihood of recovery are unknown at this time. In addition, an impairment loss in the amount of $119,470 was recorded to reduce the investment balance to zero, as of September 30, 2008.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York.  The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss.  Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. However, in the second quarter of 2008, the operating general partner stated that the State is holding all applications due to budget restrictions and lack of grant funding available.  A rent increase of 2% was effective January 1, 2009 and the operating general partner has additionally applied for a special increase for the maximum amount allowable of 10% to the New York State Division of Housing and Community Renewal (DHCR). Additional rent increases are planned for 2010 and 2011.  Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court.  Collections remain an ongoing and serious issue.  Physical occupancy was 100% as of March 2009. The investment general partner continues to work with the operating general partner to improve operations.  In January 2009, the investment general partner demanded that the operating general partner bring the mortgage current.  The operating general partner received approval from the Lender and DHCR for release of operating reserves to bring the mortgage current.  Insurance payments are current and the operating general partner has funded deficits, but not at the levels required.  The operating general partner stated that there are no more funds available to fund future deficits.  A site visit by the investment general partner is planned in the second quarter of 2009.  At that time management practices will be reviewed in an effort to bring operations back above breakeven status.

(Series 33). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $790,015 and $1,017,348, respectively in passive income tax losses that were passed through to investors, and also provided $0.85 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 33 was $1,789,130 and $6,206,010, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the Series was $(5,082,253) and $(1,889,804), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey.  Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account.  Capital expenses are funded from the operations.  In 2007, occupancy averaged 100%, but the property operated below breakeven due to high debt service and real estate taxes.  The property’s debt service represents about 50% of its total income.  Average occupancy in 2008 was 97%, but the property continued to operate below breakeven. The investment general partner conducted a site visit in September 2008. The property was in good condition.  Management reports that rent collection has improved and maintenance expenses continue to decrease.  The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, or MSHA, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. Occupancy reached 90% at year-end 2007, and occupancy improved to a 92% average in 2008.  Occupancy continues to improve further with a 100% average through the first quarter of 2009.

Despite the improvement in occupancy, the property operated below breakeven in 2007 and continued to operate below breakeven in 2008 and 2009 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. The operating general partner researched many alternative energy systems and concluded that Chip-Tech, which is a heating system, will substantially reduce the heating costs at the property.  Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted.  The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system.  The proposal passed the “technical merit” portion of the approval process in the first quarter of 2009.  The operating general partner is expecting an official decision on the financing portion of the proposal from MSHA in the second quarter of 2009. If approved, MSHA provides 100% financing up to 30 years at a fixed rate of 4.75%.  The operating general partner is hopeful that the system can be implemented before the 2009 / 2010 winter season.  The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

(Series 34). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,687,527 and $1,745,328, respectively in passive income tax losses that were passed through to investors, and also provided $.98 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008 Investments in Operating Partnerships for Series 34 was $1,959,856 and $7,235,804, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the Series was $(5,616,496) and $(3,182,480), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. Despite an occupancy average of 87%, the property operated above breakeven in 2008. The improved operations were due to the low floating rate on the bonds. Through the first quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bonds combined with management’s efforts to lower expenses. As of March 31, 2009, the property was 89% occupied.  Continued low occupancy and increased turnover is due to the opening of a new 375-unit single-family home development near the property in 2008. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park’s monthly rental rates.  The lease-up started in 2008 and continued into the first quarter of 2009.  Now that lease-up has concluded, management feels they will be able to increase occupancy back into the low to mid ninety percentiles.  Management is conducting daily outreach to local businesses and churches to increase traffic. To help retain residents, management has increased activities at the site.  They feel by creating more of a community feel at the property, they will be able to retain more residents.  Any operating deficits through the compliance period are guaranteed by the operating general partner’s operating deficit guaranty until the Operating Partnership converts to a fixed rate permanent financing. Management continues to contact the City of Jackson about the high water costs, but has been unsuccessful in lowering the rates to date. All taxes, insurance, and mortgage payments are current.

RHP 96–I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club has historically operated below breakeven as a result of low occupancy, which averaged 81% for the years 2005, 2006, and 2007, and the property suffered cash losses of ($50,619), ($71,828) and ($66,013), respectively.  Although occupancy improved to an average of 87% in 2008, the property continued to operate below breakeven. The property’s physical appearance and condition are good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies which, in the past, have not been effective (five management companies over five years).  The current third party management company appears much stronger than any of the past management firms, and the property operated above breakeven in the first quarter of 2009 due to a reduction in bad debt expense and water and sewer expense, and an increase in occupancy.  Occupancy in the quarter averaged 91%.  The operating general partner’s unlimited operating deficit guarantee expired as of July 31, 2003.  The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property’s operations in the fourth quarter of 2006.  As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments.  At the end of the first quarter 2009, the Operating Partnership was two months delinquent on its mortgage, and although the 2007 real estate taxes were recently paid, the 2008 real estate tax payment remains outstanding.  To date, the lender has not declared the loan in default and even appeared to be open to a forbearance agreement which would modify the loan by tacking on unpaid interest to the principal balance.  Recent information suggests that the lender’s willingness to modify the loan is waning.  The investment general partner is actively exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia.  Historically, the property struggled in a highly competitive market.  The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved, expenses remain high, and operations were just below breakeven in 2007.  At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years.  For 2008, the property operated significantly below breakeven due largely to a 40% increase in utilities, specifically associated with higher water and sewer rates. Average occupancy for the year was 95%. Deficits were funded largely by operating general partner advances along with accruing of management fees. The investment general partner found the property to be in good condition upon a site inspection in November of 2008.

Through the first quarter of 2009, the property operated below breakeven primarily due to the water and sewer rates combined with common area electricity costs.  Average occupancy was 97%.  The operating general partner continues to fund deficits as required.

On March 3, 2009, the new operating general partner issued a statement to the investment general partner informing of a management change effective May 1, 2009.  On June 20, 2008, the original operating general partner sold its interest in the Operating Partnership.  The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future.  As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009.  The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change.  The mortgage, taxes and insurance are all current.

(Series 35). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2009 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $1,454,862 and $1,494,963, respectively in passive income tax losses that were passed through to investors and also provided $.97 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 35 was $5,644,539 and $9,704,927, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(6,285,010) and $(2,980,268), respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA.  Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area.  The property maintained an average occupancy of 86% in 2008, with below breakeven operations.  The primary reasons for below breakeven operations are high vacancy and bad debt.  The lack of income has affected management’s ability to pay bills, resulting in high payables. Furthermore, due to poor pre-screening standards on the part of management, tenant receivables continue to be an issue at the property.  Management continues to try to improve occupancy as well as their collection efforts.

The investment general partner met with the operating general partner and visited this site in October 2008.  The property was very well maintained and the tax credit files were in very good order.  Several capital improvement projects are planned for 2009: re-finishing the swimming pool, exterior siding repairs and painting.  These improvement projects will be funded from replacement reserves.  Real estate tax, insurance and mortgage payments are current.  The operating general partner’s guarantee remains unlimited until Rental Achievement.  Rental Achievement has not yet been met.  After Rental

Achievement, the operating deficit guarantee is unlimited for three years.  The operating general partner continues to fund deficits as needed.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2008, the property operated with an average occupancy of 91% and below breakeven status due to vacancy loss sustained in July through October as well as increased administrative and maintenance expenses. Though expense levels have decreased, the property continued to operate slightly below breakeven through the first quarter of 2009 mainly due to audit and tax preparation expenses.  These fees are annual, one time expenses; therefore, operations are expected to improve in the second quarter assuming occupancy remains strong.  As of March 31, 2009, the property was 97% occupied.  In an effort to reduce real estate taxes going forward, management is planning to appeal the 2009 valuation.  In addition, management has reduced unnecessary staffing hours in an effort to decrease the property’s payroll expense. Now that the property has occupancy in the high ninety percent range, management is currently assessing the local market area to determine if a rent increase is feasible.  The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014.  All real estate taxes, insurance and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. The property operated slightly below breakeven in 2008, due to an average occupancy of 88%. The property struggles with low occupancy due to soft market conditions. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. As of March 31, 2009, the property was 91% occupied. Management reports that the resident profile and resident retention have both greatly improved. The investment general partner met with the operating general partner and visited this site in October 2008.  The property was very well maintained and there are no tax credit compliance issues to address.  The property continued to operate below breakeven in the first quarter of 2009 due to an annual payment of property insurance, which was made in January.  Management expects that with continued improved occupancy the property will operate above breakeven in 2009.  The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property’s occupancy and operations.

(Series 36). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $1,169,350 and $1,432,050, respectively in passive income tax losses that were passed through to investors, and also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 36 was $3,832,441 and $6,035,254, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(3,824,248) and $(1,820,515), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has had strong operations. Average occupancy for both 2008 and the first quarter of 2009 was 95%. Management took several units off-line for repairs in June 2008, causing occupancy to drop to 90% by the end of the fourth quarter of 2008. The property requires very high occupancy (97% to 98%) to maintain operations above breakeven, due to its high debt service; so the drop in occupancy resulted in below breakeven operations. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage, which is currently two months in arrears.

On July 21, 2008, the Operating Partnership was served with a lawsuit from a former resident alleging that her two children contracted asthma as a result of mold in two units in which they had lived. The lawsuit claimed damages in the amount of $200,000. The operating general partner worked with the Operating Partnership’s counsel and insurance carrier to reach a settlement for about $10,000 on this issue in April 2009, which was covered by the Operating Partnership’s insurance.

The property’s balconies have deteriorated over the past two years.  While awaiting contractors’ bids to repair the balconies, management issued letters directing residents not to use their balconies until they were repaired.  Despite the letters, one resident continued to use her balcony and sprained her ankle when the balcony collapsed in August 2008. The incident was reported to both parties’ insurance companies, but no legal action has been taken by the resident or the insurance company. After the incident, all doors to the balconies were boarded up immediately. Work to remediate the balconies was completed in the first quarter of 2009.

Due to constrained funds, the property has alternated between paying vendors and meeting its debt service.  After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property.  Payment has since been made, but caused some arrearage in the mortgage payments.  The operating general partner brought the mortgages current, but payables began to build again. In order pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009 and the operating general partner has not yet funded amounts necessary to cure these past due payments.

In March 2008, the operating general partner replaced the management agent with a new one which appears to be skilled in all areas of LIHTC property management and has been working to address all of the issues above, including performing mold remediation on all affected units. Management was able to reschedule the HUD site inspection, originally scheduled for August 2008, to July 2009, in anticipation that the balcony and mold issues will be remediated by then. Some of the balcony repair costs have been paid out of the property’s replacement reserve. The investment general partner will continue to monitor the progress of each issue, including improving occupancy. The investment general partner continues to press the operating general partner to either continue funding deficits in a timelier manner or step out of the operating general partner role consensually.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK.  Occupancy began to decline in the second quarter of 2008 ending the year with an average occupancy of 82% and below breakeven operations.  However, the regional manager began spending more time onsite, marketing efforts improved and occupancy increased to 89% in December 2008. Occupancy has been stable in 2009, averaging 93% through the first quarter.  The property is expected to reach breakeven operations in 2009.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes and insurance payments are all current.

Riverview Bend Limited Partnership (Riverview Bend) is a 94-unit property located in Crystal City, MO.  On June 23, 2009 there was a fire at the property.  Two units are a complete loss and four other units need significant work. There were no injuries, but all six units are currently off-line. The insurance is current and the insurance company has already been contacted.

(Series 37). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 7 properties at March 31, 2009 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,753,474 and $1,316,511, respectively in passive income tax losses that were passed through to investors and also provided $0.97 in both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 37 was $3,894,815 and $9,109,138, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(6,790,196) and $(1,930,779), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. Per the 2008 audit, the property operated above breakeven for the year.  The improved operations were due to the low floating rate on the bonds.  Occupancy decreased from 91% in 2007 to 87% in 2008.  Through the first quarter of 2009, the property continues to operate above breakeven as a result of the low floating rate on the bonds, increase in occupancy and management’s efforts to lower operating expenses.  Although occupancy has increased over the past few months, there is still room for improvement.  The low occupancy and increase in turnover is due to the opening of a new 375-unit single-family home development near the property in 2008. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park’s monthly rental rates.  The lease-up started in 2008 and continued into the first quarter of 2009.  Now that lease-up has concluded, management feels they will be able to increase occupancy back to historic levels.  Management is conducting daily outreach to local businesses and churches to increase traffic. Occupancy at the end of the first quarter 2009 was 89%.  To help retain residents, management has increased activities on the site.  They feel by creating more of a community feel at the property, they will be able to retain more residents.  All operating deficits through the compliance period are guaranteed by the operating general partner’s operating deficit guaranty unless the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA.  Historically, occupancy has been a concern at this property due to competition from low priced homes for sale throughout the area.  The property maintained an average occupancy of 86% in 2008, with below breakeven operations.  The primary reasons for below breakeven operations are high vacancy and bad debt.  The lack of income has affected management’s ability to pay bills, resulting in high payables. Furthermore, due to poor pre-screening standards on the part of management, tenant receivables continue to be an issue at the property.  Management continues to try to improve occupancy as well as their collection efforts.

The investment general partner met with the operating general partner and visited this site in October 2008.  The property was very well maintained and the tax credit files were in very good order.  Several capital improvement projects are planned for 2009: re-finishing the swimming pool, exterior siding repairs and painting.  These improvement projects will be funded from replacement reserves.  Real estate tax, insurance and mortgage payments are current.  The operating general partner’s guarantee remains unlimited until Rental Achievement.  Rental Achievement has not yet been met.  After Rental Achievement, the operating deficit guarantee is unlimited for three years.  The operating general partner continues to fund deficits as needed.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, or MSHA, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. Occupancy reached 90% at year-end 2007, and occupancy improved to a 92% average in 2008.  Occupancy continues to improve further with a 100% average through the first quarter of 2009.

Despite the improvement in occupancy, the property operated below breakeven in 2007 and continued to operate below breakeven in 2008 and 2009 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. The operating general partner researched many alternative energy systems and concluded that Chip-Tech, which is a heating system, will substantially reduce the heating costs at the property.  Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted.  The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system.  The proposal passed the “technical merit” portion of the approval process in the first quarter of 2009.  The operating general partner is expecting an official decision on the financing portion of the proposal from MSHA in the second quarter of 2009. If approved, MSHA provides 100% financing up to 30 years at a fixed rate of 4.75%.  The operating general partner is hopeful that the system can be implemented before the 2009 / 2010 winter season.  The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints.  Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  The property continued to operate below breakeven in 2008, although occupancy averaged 89%, and reached 94% in December.  Through the first quarter of 2009, occupancy averaged 91% and operations were below breakeven.  Although occupancy has improved, operating expenses remain well above state averages due to the fact that the property consists of single family homes.  Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers.  In August 2008, management began using a new credit agency for more comprehensive credit checks, curbing unit turnovers in the past two quarters.

Reporting by the operating general partner has not been timely.  In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer 2007 principal payments.  The Operating Partnership remains current on the interest portion of its debt service.  Year-to-date 2008 reports, also received in fourth quarter of 2008, revealed a significant increase in payables and the existence of unpaid real estate taxes.  Reporting appears to have improved during the first quarter of 2009 though, and the 2008 audited financial statement and first quarter 2009 quarterly statement were delivered in a timely manner.

Generally, despite inconsistent reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value.  However, this operating general partner also has a portfolio of other properties in Michigan, some of whichwere also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company’s ability to increase occupancy and cash flow, reduce unit turnovers and control operating expenses, as well as keep payables current.  The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes.

(Series 38). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $866,692 and $955,285, respectively, in passive income tax losses that were passed through to investors and also provided $0.94 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 38 was $6,295,306 and $10,629,006, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(6,258,767) and $(1,217,122), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

(Series 39). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $855,835 and $977,716, respectively, in passive income tax losses that were passed through to investors. The series also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 39 was $6,063,709 and $8,575,183, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(4,318,730) and $(1,814,271), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

(Series 40). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $1,020,429 and $1,145,605, respectively in passive income tax losses that were passed through to investors. The series also provided $0.92 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 40 was $7,326,362 and $10,446,429, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(5,416,173) and $(2,695,404), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints.  Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  The property continued to operate below breakeven in 2008, although occupancy averaged 89%, and reached 94% in December.  Through the first quarter of 2009, occupancy averaged 91% and operations were below breakeven.  Although occupancy has improved, operating expenses remain well above state averages due to the fact that the property consists of single family homes.  Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers.  In August 2008, management began using a new credit agency for more comprehensive credit checks, curbing unit turnovers in the past two quarters.

Reporting by the operating general partner has not been timely.  In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer 2007 principal payments.  The Operating Partnership remains current on the interest portion of its debt service.  Year-to-date 2008 reports, also received in fourth quarter of 2008, revealed a significant increase in payables and the existence of unpaid real estate taxes.  Reporting appears to have improved during the first quarter of 2009 though, and the 2008 audited financial statement and first quarter 2009 quarterly statement were delivered in a timely manner.

Generally, despite inconsistent reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value.  However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company’s ability to increase occupancy and cash flow, reduce unit turnovers and control operating expenses, as well as keep payables current.  The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes.

(Series 41) As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 21 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,524,913 and $3,026,173, respectively in passive income tax losses that were passed through to investors and also provided $0.76 and $0.77, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 41 was $6,283,404 and $8,842,020, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For years ended March 31, 2009 and 2008, the net income (loss) of the series was $(3,871,357) and $(2,132,436), respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements.  In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%.  The settlement included attorney’s fees for the plaintiffs in the amount of $1,125,000 plus $123,697 in costs.  The State Appeals Court upheld the judgment in the fourth quarter of 2006.  The investment general partner has been pursuing payment, and on April 21, 2008, the deficiency was settled though mediation for a total of $3,950,000.  The payment plan requires that cash payments of $1,650,000 be made within 200 days of settlement, and the remaining $2,300,000 be paid over time, secured by the defendant’s interests in 8 real estate holdings.  To date $1,300,000 has been collected.

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls.  The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000.  During the first quarter 2008, the Operating Partnership received $1,993,500 in damages.  The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs.  The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007 and 2008.  The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village), is a 12-unit family property located in Mt. Carroll, IL. In 2007, the property had an average occupancy of 74% and operated below breakeven.  The market that the property is located in is a depressed rural area.  In 2006, two of the units had lost rental assistance from Rural Development, due to being vacant for at least six months.  Since that time, the two units remained vacant until January 2009 due to an inability to find tenants who can afford the rents without Rural Development rental assistance.  According to the operating general partner, there is little chance of re-attaining the lost rental assistance. In 2008, average occupancy was 83% and the property operated above breakeven.  Due to minimal operating expenses, the property was able to generate positive cash flow at an occupancy level of 83%.  Through the first quarter of 2009, average occupancy is 92%, and the property continues to operate well.  The mortgage, property taxes, and insurance are current.

Madison Housing Associates II Limited Partnership (Southpark Apartments II) is a 60-unit family property located in Newton, Kansas. Despite an occupancy average of 94%, the property operated below breakeven in 2008 due to high operating expenses. Operating expenses were high in part due to the purchase of a scanner/copier/fax machine in 2008. Also, siding, concrete and parking lot improvements were funded through operations.  Maintenance expenses are expected to decline in 2009 as no major improvements are planned. Despite high occupancy, the property operated slightly below breakeven in the first quarter of 2009 due primarily to audit and tax preparation expenses that were booked in the first quarter. These fees are annual, one-time expenses. As of March 31, 2009, the property was 100% occupied. To ensure above breakeven operations, management has implemented a property manager incentive program based upon occupancy and net operating income.  This will motivate on-site management to reduce expenses and increase revenue. In an effort to reduce real estate taxes going forward, management is appealing the 2008 and 2009 tax assessments.  A decision from the County is expected in the third quarter of 2009.  Since occupancy remains strong, and to further offset operating expenses, the investment general partner encouraged management to implement a rent increase. Commencing in May 2009, management will implement a $10 to $25 rent increase based on unit size. The rent increase will increase gross potential rent by approximately $13,000/annum.  The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2016.  All real estate taxes, insurance and mortgage payments are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington.  The Operating Partnership operated above breakeven in 2006.  However, the 2006 overall average occupancy of 84% declined to 65% in December 2006, due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants.  A new site staff was hired early in 2007 and the site manager was able to restore occupancy to 95% by September 2007.  Occupancy has remained stable since that time.  The occupancy as of March 31, 2009, was 95% up from 90% as of the end of December 2008. The property operated slightly below breakeven in 2007 but has improved back to breakeven status in 2008.  The property continues to operate above breakeven through the first quarter of 2009. The investment general partner will continue to monitor operations on a monthly basis. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated.  The taxes, mortgage and insurance are all current.

Marwood Senior Apartments is a new construction property for the elderly located in Upper Marlboro, Maryland.  On May 31, 2008, a hail storm damaged roof shingles, gutters, and trim.  The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage.  It was determined that the roof needed to be replaced, and the estimated total loss from the insurance company was $162,735.  The actual cash value claim amounted to $112,735, net of the $50,000 deductible.  Throughout the first quarter 2009, management has been working with the insurance company adjuster, and a claims check was ordered May 6, 2009.  The claims money is required prior to moving forward with replacing the roof.

The property maintained 98% occupancy for 2008 and operated above breakeven for the year.  All required reserves and escrows are fully funded.  Occupancy has remained strong, averaging 100% through the first quarter of 2009.  The investment general partner will continue to monitor the progress with the insurance claim and roof replacement until all work is complete and all funds are received from the insurance company.

(Series 42). As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 23 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $1,982,663 and $1,328,107, respectively in passive income tax losses that were passed through to investors and also provided $0.92 and $0.90, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 42 was $7,460,540 and $12,469,734, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(6,857,155) and $(1,747,899), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana.  During 2007, a $50 per unit rent increase was implemented for new move-ins or upon lease renewal. This caused occupancy to decline in 2007 from 99% to 87% because tenants could not afford the new rates.  Occupancy rebounded during the fourth quarter of 2007 and into the first quarter of 2008.  Throughout 2008, occupancy continued to decline ranging from a high of 90% in January to a low of 69% in December 2008.  Overall, occupancy averaged 82% for 2008. Despite the low occupancy, the property operated above breakeven for the year due to reduced operating expenses. Occupancy has decreased averaging 78% in the first quarter of 2009. The operating deficit guarantee expired in 2005.  The low income housing tax credit compliance period expires in 2016.  All real estate tax, mortgage, and insurance payments are current.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements.  In December of 2004, a judgment was filed in the Superior Court of the State of California (San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%.  The settlement included attorney’s fees for the plaintiffs in the amount of $1,125,000 plus $123,697 in costs.  The State Appeals Court upheld the judgment in the fourth quarter of 2006.  The investment general partner has been pursuing payment, and on April 21, 2008, the deficiency was settled though mediation for a total of $3,950,000.  The payment plan requires that cash payments of $1,650,000 be made within 200 days of settlement, and the remaining $2,300,000 be paid over time, secured by the defendant’s interests in 8 real estate holdings.  To date $1,300,000 has been collected.

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls.  The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000.  During the first quarter 2008, the Operating Partnership received $1,993,500 in damages.  The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs.  The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007 and 2008.  The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing.  Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow.  One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee.  In July 2005, one of the original members was replaced and the new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property’s operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two current members resulted in less attention being paid to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member.  As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property.

Occupancy averaged 90% for 2008 and 86% for the first quarter of 2009.  The property operated just below breakeven in 2008 and continues to operate below breakeven in 2009, due to low occupancy. In 2007, the Operating Partnership refinanced its first mortgage, resulting in a significant improvement in operations over 2006. Under the new debt service and assuming expenses are maintained in line with those of 2008, the property should be able to breakeven at 93% occupancy. The property historically has had slightly lower occupancy in the colder months; but a loss of attention from the operating general partner due the tensions described above may have also contributed to the recent falloff in performance. As of April 2009, occupancy had risen to 89%. The operating general partner believes that with the change in the general partner entity noted above, occupancy will continue to rise and in turn, operations will improve. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current.  Accounts payable currently stands at $53,000.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO.  In response to below breakeven property operations caused by low occupancy in 2006, the management company replaced the site manager in the third quarter of 2006. This had a positive effect on the property during 2007, with occupancy increasing to 97% and the property operating above breakeven.  The property operated above breakeven in 2008 with average occupancy of 94%.

Through the first quarter of 2009, the property continued to operate above breakeven and occupancy reached 100% in March 2009, with 95% average occupancy for the quarter. All real estate taxes, insurance, and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.  A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement.  Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager’s limited tax credit experience and knowledge of the program.  A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property’s issues and a new site manager was anticipated to begin in the beginning of May.  This manager has previous tax credit experience as an assistant manager and is going to be promoted from a larger property with the idea that she will be able to deliver focus to this smaller property.  A regional compliance manager is also scheduled to work with the new site manager in June 2009 to ensure that all tenant file issues have been corrected.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio.  The operating general partner is attempting to recapitalize its Colorado portfolio, including HS Housing, but the plan appears unlikely to succeed at this time.  However, improved management has resulted in increased cash flow across the entire portfolio.  The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio’s identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties.  The investment general partner is in discussions with the operating general partner in an attempt to tie down the timing of the funding.  If the operating general partner fails to complete the capital plan to which it has committed, the investment general partner will consider replacing the operating general partner.

SM Housing, LP is a 40-unit property located in Buena Vista, Colorado.  On September 7, 2008, there was a fire at the property caused by a resident smoking.  There was physical damage to 12 of the 40 units and the residents had to seek temporary shelter until the rehab work was complete. On January 9, 2009, the property passed the final inspection for the rehab work and the Certificates of Occupancy have been issued.  There was no loss of credits as a result of the down units.  Due to the fire and $50,000 in costs that insurance would not cover, the property operated below breakeven in 2008. Insurance would not cover the costs to house residents while the rehab work was being complete, which totaled $50,000. Through the first quarter of 2009, the property operated slightly below breakeven.  The operations were affected by the property having to re-lease units after the fire, as some of the residents relocated.  Occupancy has increased back 95% as of March 31, 2009.  Management feels now that occupancy has increased back to historical levels, the property will operate above breakeven for the year.  The investment general partner has been advised that a lien has been put against the property by the contractor who did the rehab work.  The lien is in the amount of $213,308 for lack of payment by the operating general partner.  The operating general partner has advised that the final payment from the insurance company of $149,000 has been received and wired to the contractor.  The operating general partner has also stated that they will pay the remainder of the outstanding balance to the contractor in the second quarter of 2009.  The investment general partner will continue to monitor payment to the contractor to ensure the lien is released in a timely manner.  All real estate tax, mortgage and insurance payments are current.

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

The property operated above breakeven in 2008 with average occupancy of 96%.  Through the first quarter of 2009, occupancy averaged 97%, and continued to operate above breakeven.  While management expects improved operations and occupancy to continue going forward, it was discovered during the fourth quarter of 2008 that one unit was in need of structural repairs and has remained vacant.  Management obtained bids and anticipates that the work will be completed during the first week of June 2009.  The bid is for $5,000 and will be paid from operating cash.  Once the unit is brought back online there is an applicant ready to occupy it.  All real estate taxes, insurance, and mortgage payments are current.  The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio.  The operating general partner is attempting to recapitalize its Colorado portfolio, including HS Housing, but the plan appears unlikely to succeed at this time.  However, improved management has resulted in increased cash flow across the entire portfolio.  The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio’s identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties.  The investment general partner is in discussions with the operating general partner in an attempt to tie down the timing of the funding.  If the operating general partner fails to complete the capital plan to which it has committed, the investment general partner will consider replacing the operating general partner.

Los Lunas Apartments, LP (Hillridge Apartments), located in Los Lunas, NM, is a 38-unit property. Average physical occupancy for 2007 was 88% and the property operated above breakeven. In 2008 and through the first quarter of 2009, the property continued to operate above breakeven with an average occupancy of 95%.  To increase and maintain the occupancy, management continues to market the property through local media and civic organizations. The operating general partner has also renegotiated the laundry contract with the vendor and all of the machines were upgraded.  The property has received funds from the vendor for re-signing the contract. In 2008, management replaced a number of appliances.  The real estate taxes, insurance, and mortgage payments are current.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy.  In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses and debt service.  Operating expenses are high due mainly to inordinately high maintenance costs as a result of severe physical deficiencies.  In 2003 an engineer’s report identified foundation and stress cracks in a number of buildings on site.  The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units were brought back on-line at that time.  During the fourth quarter of 2008, the operating general partner notified the investment general partner that an additional building was experiencing differential settlement issues and two units were being brought off-line until repairs could be made.  Repairs were completed in March at a cost of approximately $80,000.  This was also funded via an advance from the operating general partner.  As indicated above, while occupancy has improved through 2008, expenses remain high and inhibit the property from operating above breakeven.  The most significant expenses are utilities and maintenance.  Most of the maintenance expenses are turnover related, as management has seen an increase in turnover from historical figures due mainly to market related issues.  In addition, many of the appliances are reaching the end of their useful life and are requiring replacement or repairs.  Through the first quarter of 2009, occupancy averaged 93%, and the property continued to operate below breakeven.  Management has made efforts to reduce operating expenses via cutting staffing hours, stopping newsletters, reducing advertising and shutting one boiler down during the summer months to reduce gas usage.  Debt service is high as the interest rate is 8.77%.  The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty.  The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. The investment general partner will continue to work with management to improve occupancy and reduce expenses.  In addition, a representative of the investment general partner will conduct a site visit during the second quarter of 2009 to determine additional capital needs.  The mortgage, trade payables, property taxes and insurance are current.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances.  The Department of Housing and Urban Development terminated the Housing Assistance Payment contract.  The trustee for the bonds declared default under the bond documents.  The operating general partner chose not to contest the City’s order or HUD’s contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use.  The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest.  The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007.  In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders’ trustee. As of December 2007, the bondholders’ trustee had effectively taken control of the property, although it had not formally accepted the deed. Since late 2007, the bondholders’ trustee has been attempting to market the property.  Despite a few promising offers, to date no transaction has been consummated.  Given the price levels that potential purchasers have offered however, repayment of amounts due the bondholders is likely to consume the entire amount of sale proceeds, leaving no excess proceeds available to the Operating Partnership.

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

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, rehab property located in Chester, SC.  In 2007, occupancy averaged 100% but the property operated below breakeven due to a significant increase in operating expenses from the prior year.  The operating general partner states operating expenses were higher in 2007 because the property experienced $46,000 in costs that could not be capitalized in 2007.  These costs include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees.  As of December 31, 2008, occupancy was 98% and averaged 97% for the year; the property operated at breakeven for the year.  The operating deficit guarantee is limited to $250,000 for a period of 36 months after Rental Achievement so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater.  Rental Achievement occurred in August 2007.  The mortgage, real estate taxes and insurance payments are all current.

Marwood Senior Apartments is a new construction property for the elderly located in Upper Marlboro, Maryland.  On May 31, 2008, a hail storm damaged roof shingles, gutters, and trim.  The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage.  It was determined that the roof needed to be replaced, and the estimated total loss from the insurance company was $162,735.  The actual cash value claim amounted to $112,735, net of the $50,000 deductible.  Throughout the first quarter 2009, management has been working with the insurance company adjuster, and a claims check was ordered May 6, 2009.  The claims money is required prior to moving forward with replacing the roof.

The property maintained 98% occupancy for 2008 and operated above breakeven for the year.  All required reserves and escrows are fully funded.  Occupancy has remained strong, averaging 100% through the first quarter of 2009.  The investment general partner will continue to monitor the progress with the insurance claim and roof replacement until all work is complete and all funds are received from the insurance company.

(Series 43) As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties as of March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $2,768,132 and $2,279,397, respectively in passive income tax losses that were passed through to investors. The series also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 43 was $11,543,202 and $16,587,969, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(6,502,229) and $(2,632,307), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

San Diego/Fox Hollow, LP (Hollywood Palms Apts.) and its limited partner, BCP/Fox Hollow LLC filed a lawsuit against the former operating general partner and its affiliates for breaches of various agreements.  In December of 2004, a judgment was filed in the Superior Court of the State of California

(San Diego County) awarding the plaintiffs the amount of $3,507,426 plus post-judgment interest at an annual rate of 10%.  The settlement included attorney’s fees for the plaintiffs in the amount of $1,125,000 plus $123,697 in costs.  The State Appeals Court upheld the judgment in the fourth quarter of 2006.  The investment general partner has been pursuing payment, and on April 21, 2008, the deficiency was settled though mediation for a total of $3,950,000.  The payment plan requires that cash payments of $1,650,000 be made within 200 days of settlement, and the remaining $2,300,000 be paid over time, secured by the defendant’s interests in 8 real estate holdings.  To date $1,300,000 has been collected.  An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls.  The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000.  During the first quarter 2008, the Operating Partnership received $1,993,500 in damages.  The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs.  The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007 and 2008.  The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing.  Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow.  One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee.  In July 2005, one of the original members was replaced and the new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property’s operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two current members resulted in less attention being paid to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member.  As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property.

Occupancy averaged 90% for 2008 and 86% for the first quarter of 2009.  The property operated just below breakeven in 2008 and continues to operate below breakeven in 2009, due to low occupancy. In 2007, the Operating Partnership refinanced its first mortgage, resulting in a significant improvement in operations over 2006. Under the new debt service and assuming expenses are maintained in line with those of 2008, the property should be able to breakeven at 93% occupancy. The property historically has had slightly lower occupancy in the colder months; but a loss of attention from the operating general partner due to the tensions described above may have also contributed to the recent falloff in performance. As of April 2009, occupancy had risen to 89%. The operating general partner believes that with the change in the general partner entity noted above, occupancy will continue to rise and in turn, operations will improve. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership Agreements, since September 2007. The mortgage, taxes and insurance payments are all current.  Accounts payable currently stand at $53,000.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI.  The area suffers from very low employment, lack of public transportation and limited retail (grocery) stores.  In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, occupancy averaged only 79% in 2007 and the property operated below breakeven. Starting in the second quarter of 2008, management lowered the security deposit from one month’s rent to $99, waived the $20 application fee, and offered one month free rent.  In addition, private rental assistance of up to $200/month for qualified applicants was offered. This resulted in an average occupancy of 89% in 2008, although the property still operated below breakeven. The concessions were kept in-place in 2009 and helped the property reach 100% occupancy as of March 31, 2009, and average 97% year-to-date. With occupancy currently at 100%, management has stopped offering the rent specials and concessions. An approved workout plan with Rural Development to replenish the under-funded replacement reserve account was successfully completed in December 2008. Real estate taxes, insurance and mortgage payments are current.  The operating general partner’s guaranty expired in February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In January 2007, upon a physical inspection, it was discovered that the property had mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner implemented a comprehensive maintenance plan to avoid such issues in the future. In the fourth quarter 2007, the management company hired a full time manager and a part time assistant manager. The property has finally become more equipped to deal with the heavy traffic, which resulted from newspaper advertisement. Also, in October 2007, the property experienced a fire resulting in two damaged units, which were off line through February 2008. All the required repairs were finished by March 2008. In March 2008, the investment general partner’s inspector visited the property to confirm that all repairs had been made. Average physical occupancy for 2008 was 91% and the property finished the year with a slight operating deficit. Average physical occupancy remained stable at 91% through the first quarter 2009. As a result of aggressive advertising, physical occupancy is gradually improving. Marketing consists of advertisements in local newspaper and distributing fliers to local business, churches, and schools.  Management has also contacted the local housing authority and has instituted a resident referral program.  To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The site manager organized holiday parties around Thanksgiving and Christmas.  The investment general partner emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven.  The mortgage, real estate taxes, insurance and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York.  The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss.  Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. Most recently, management and the operating general partner filed an application for assistance to replace windows and boilers with the New York State Energy Research and Development Authority. However, in the second quarter of 2008, the operating general partner stated that the State is holding all applications due to budget restrictions and lack of grant funding available.  A rent increase of 2% was effective January 1, 2009 and the operating general partner has additionally applied for a special increase for the maximum amount allowable of 10% to the New York State Division of Housing and Community Renewal (DHCR). Additional rent increases are planned for 2010 and 2011.  Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court.  Collections remain an on-going and serious issue.  Physical occupancy was 100% as of March 2009. The investment general partner continues to work with the operating general partner to improve operations.  In January 2009, the investment general partner demanded that the operating general partner bring the mortgage current.  The operating general partner received approval from the Lender and DHCR for release of operating reserves to bring the mortgage current.  Insurance payments are current and the operating general partner has funded deficits, but not at the levels required.  The operating general partner stated that there are no more funds available to fund future deficits.  A site visit by the investment general partner is planned in the second quarter of 2009.  At that time management practices will be reviewed in an effort to bring operations back above breakeven status.

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, rehab property located in Chester, SC.  In 2007, occupancy averaged 100% but the property operated below breakeven due to a significant increase in operating expenses from the prior year.  The operating general partner states operating expenses were higher in 2007 because the property experienced $46,000 in costs that could not be capitalized in 2007.  These costs include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees.  As of December 31, 2008, occupancy was 98% and averaged 97% for the year; the property operated at breakeven for the year.  The operating deficit guarantee is limited to $250,000 for a period of 36 months after Rental Achievement so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater.  Rental Achievement occurred in August 2007.  The mortgage, real estate taxes and insurance payments are all current.

(Series 44) As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $1,133,030 and $3,942,433, respectively in passive income tax losses that were passed through to investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 44 was $10,442,251 and $13,358,199, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(3,188,252) and $(1,973,251), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

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

For 2008, the property reduced its operating deficit in half, compared to 2007. The operating general partner funded deficits in the form of cash advances and by accruing payables/management fees. Through the first quarter of 2009, the property operated slightly below breakeven.  Average quarterly occupancy decreased slightly to 94%.  All mortgage, taxes, and insurance payments remain current.

On March 3, 2009, the new operating general partner issued a statement to the investment general parnter informing of a management change effective May 1, 2009.  On June 20, 2008, the original operating general parnter sold its interest in the Operating Partnership.  The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future.  As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009.  The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change.  The mortgage, taxes and insurance are all current.

(Series 45) As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties as of March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $2,424,133 and $2,129,660, respectively in passive income tax losses that were passed through to investors, and also provided $0.96 and $0.94, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 45 was $19,184,988 and $22,717,292, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(4,427,068) and $(2,684,304), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with home ownership an option available to qualifying tenants.  Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt.  As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ month rents.  During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints.  Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  The property continued to operate below breakeven in 2008, although occupancy averaged 89%, and reached 94% in December.  Through the first quarter of 2009, occupancy averaged 91% and operations were below breakeven.  Although occupancy has improved, operating expenses remain well above state averages due to the fact that the property consists of single family homes.  Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers.  In August 2008, management began using a new credit agency for more comprehensive credit checks, curbing unit turnovers in the past two quarters.

Reporting by the operating general partner has not been timely.  In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement, to defer 2007 principal payments.  The Operating Partnership remains current on the interest portion of its debt service.  Year-to-date 2008 reports, also received in fourth quarter of 2008, revealed a significant increase in payables and the existence of unpaid real estate taxes.  Reporting appears to have improved during the first quarter of 2009 though, and the 2008 audited financial statement and first quarter 2009 quarterly statement were delivered in a timely manner.

Generally, despite inconsistent reporting, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value.  However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the new management company’s ability to increase occupancy and cash flow, reduce unit turnovers and control operating expenses, as well as keep payable current.  The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes.

Childress Apartments LTD (Fairview Manor Apartments) is a 48-unit development located in Childress, TX.  Despite averaging 84% occupancy in 2007, the property operated above breakeven due to a rent increase coupled with funds withdrawn from the replacement reserve account for expensed improvements.  At the end of the second quarter of 2008, hail and wind from a severe storm caused broken windows with resulting water damage to carpeting.  The damage was covered by insurance and the windows and carpeting have all been repaired or replaced as needed.  The property received the insurance proceeds during the third quarter 2008.  During this time, several residents chose to leave the property causing a decrease in occupancy. Despite a 2008 average occupancy of 78%, the property operated above breakeven due to a casualty gain from the insurance proceeds.  The first quarter of 2009 shows significant improvements with an average occupancy of 94%.  Increased marketing efforts including newspaper advertising and handing out flyers at the Chamber of Commerce and local churches has been effective at bringing in potential residents.  The management company will adjust their tenant selection criteria to include credit reports in an effort to improve collections and reduce the evictions for non-payment. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa.  During 2004, and through February 2005, inappropriate checks and wires were made to the operating general partner from the Operating Partnership’s escrow and operating accounts.  The total of the misappropriated funds has been determined to be $142,758.  To date, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494.  Funds utilized to repay the Operating Partnership came from a variety of sources including sales of multi-family housing, returned management fees and facilitator charges, and cash contributions.  A default notice was sent to the operating general partner on September 1, 2005.  The default notice was then followed up by a demand letter sent to the operating general partner in July 2006.  The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization.  Another non-profit organization was retained to take over property management.  The investment general partner met with representatives of both the original non-profit operating general partner and new management to determine a course of action that serves the best interest of the Operating Partnership.  The new management has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area, and have formed an entity to step in as the operating general partner.  An agreement has been proposed and amendments to the Operating Partnership agreement are currently being drafted. Occupancy is strong, averaging 97% in 2008, and 96% through the first quarter of 2009.  The property is operating above breakeven due to low operating expenses, combined with 100% soft debt financing, requiring payments of principal and interest from cash flow only.  Trade payables, taxes and insurance are all current.  A recent site visit found that the property was well maintained and managed. The investment general partner will continue to closely monitor operations and the status of the pending transfer of the operating general partner interest.

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

For 2008, the property reduced its operating deficit in half, compared to 2007. The operating general partner funded deficits in the form of cash advances and by accruing payables/management fees. Through the first quarter of 2009, the property operated slightly below breakeven.  Average quarterly occupancy decreased slightly to 94%.  All mortgage, taxes, and insurance payments remain current.

On March 3, 2009, the new operating general partner issued a statement to the investment general partner informing of a management change effective May 1, 2009.  On June 20, 2008, the original operating general partner sold its interest in the Operating Partnership.  The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future.  As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009.  The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change.  The mortgage, taxes and insurance are all current.

(Series 46) As of March 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007 the series, in total, generated $1,757,786 and $1,886,050, respectively in passive income tax losses that were passed through to investors, and also provided $0.97 and $0.95, respectively, in tax credits per BAC to the investors.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 46 was $17,118,038 and $19,669,467, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) of the series was $(4,253,731) and $(1,231,513), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss, interest income and amortization of acquisition costs.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi.  Construction was completed April 4, 2006.  The property operated below breakeven in 2008 despite averaging 98% occupancy, primarily due to a high debt level. Rents were increased by $60 per unit in 2008. The operating general partner will seek another rent increase in 2009.  In the first quarter of 2009, occupancy declined to an average of 92%; however, it has improved to 98% as of March 31, 2009.  Through the first quarter of 2009, the property continues to operate below breakeven.  The operating deficit guarantee is unlimited in amount for the thirty-six months following Rental Achievement.  There is an additional stipulation that the complex must sustain debt service coverage at 1.15 for twelve consecutive months before the guarantee is released.  The operating general partner has funded all operating deficits in accordance with the guarantee.  All real estate tax, mortgage, and insurance payments are current.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. Despite an average occupancy of 89% in 2007, the property operated above breakeven.  In 2008, occupancy decreased to an average of 83%, resulting in below breakeven operations. Management has increased marketing efforts and has been working closely with local businesses to improve occupancy through referrals. This has proven to be successful as occupancy increased to 94% as of March 31, 2009.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes and insurance payments are all current.

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

The Fund is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships.  The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnerships. The purpose of an impairment analysis is to verify that the real estate investment balance reflected on the balance sheet does not exceed the value of the underlying investments.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits.  In prior years management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, due to the uncertainty of the current economy, management has decided to take a more conservative approach to the investment calculation and has determined that the majority of the residual value component of the valuation to be zero. This results in increased impairment losses in the current year. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Critical Accounting Policies and Estimates - continued

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Fund adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date is April 1, 2009.  The Fund has determined that the adoption of SFAS 157 has, and will have, no impact on the Fund’s financial statements.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Fund adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Fund.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a

Recent Accounting Changes - continued

50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Credit Fund IV L.P. as of June 30, 2009 and will not impact the Fund’s financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 is not expected to have a material impact on Fund’s financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Credit Fund IV L.P. as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Fund’s financial condition or results of operations.

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

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates IV LLC, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2009. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, the Fund’s internal control over financial reporting was effective.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 60, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 47, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 62, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 45, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties.  Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2008 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2009 was $6,053,083.

2.  The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $534,739 for amounts charged to operations during the year ended March 31, 2009.  The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2009, 83,651,080 BACs had been issued.  The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

		Series 20	7.10%
		Series 21	6.09%
		Series 22	8.64%
		Series 23	6.72%
		Series 24	6.68%
		Series 25	5.89%
		Series 26	8.56%
		Series 27	9.23%
		Series 28	8.17%
		Series 29	7.20%
		Series 30	7.26%
		Series 31	6.84%
		Series 32	9.24%
		Series 33	8.23%
		Series 34	9.18%
		Series 35	7.90%
		Series 36	6.96%
		Series 37	7.49%
		Series 38	7.60%
		Series 39	7.77%
		Series 41	6.07%
		Series 42	5.11%
		Series 46	5.23%

	(b)	Security ownership of management.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2009.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

	Fees paid to the Fund’s independent auditors for fiscal year 2009 were comprised of the following:

	Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
	Audit Fees	$19,648	$13,950	$20,110	$19,650	$19,650

	Audit Related Fees	1,250	500	1,000	1,000	1,250

	Tax Fees	7,646	5,615	8,857	7,566	7,731

	All Other Fees	—	1,000	—	—	—

	Total	$28,544	$21,065	$29,967	$28,216	$28,631

	Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
	Audit Fees	$19,650	$27,950	$16,240	$20,790	$19,650

	Audit Related Fees	4,500	6,750	3,250	6,250	4,750

	Tax Fees	7,475	12,567	6,372	8,410	7,807

	All Other Fees	—	—	—	—	—

	Total	$31,625	$47,267	$25,862	$35,450	$32,207

	Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
	Audit Fees	$17,450	$20,790	$20,900	$9,510	$16,240

	Audit Related Fees	4,500	5,500	4,000	2,250	3,250

	Tax Fees	6,536	8,628	8,159	5,248	5,840

	All Other Fees	—	—	2,675	—	—

	Total	$28,486	$34,918	$35,734	$17,008	$25,330

Item 14.	Principal Accountant Fees and Services - continued

	Fees paid to the Fund’s independent auditors for fiscal year 2009 were comprised of the following:

	Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
	Audit Fees	$7,080	$9,410	$9,840	$11,020	$13,400

	Audit Related Fees	2,000	2,500	1,750	2,250	2,250

	Tax Fees	5,203	4,991	4,219	5,042	4,777

	All Other Fees	—	1,000	—	—	—

	Total	$14,283	$17,901	$15,809	$18,312	$20,427

	Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
	Audit Fees	$16,470	$16,470	$16,470	$18,630	$13,780

	Audit Related Fees	3,750	4,500	4,750	5,250	2,000

	Tax Fees	7,022	7,560	7,547	9,022	4,881

	All Other Fees	—	3,000	—	—	—

	Total	$27,242	$31,530	$28,767	$32,902	$20,661

	Fee Type	Ser. 45	Ser. 46
	Audit Fees	$20,940	$12,640

	Audit Related Fees	7,000	3,750

	Tax Fees	9,368	5,958

	All Other Fees	1,000	—

	Total	$38,308	$22,348

Item 14.	Principal Accountant Fees and Services- continued

	Fees paid to the Fund’s independent auditors for fiscal year 2008 were comprised of the following:

	Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
	Audit Fees	$18,572	$13,092	$19,012	$18,572	$18,572

	Audit Related Fees	1,750	1,250	1,500	3,000	3,500

	Tax Fees	7,526	5,494	8,545	7,276	7,493

	All Other Fees	315	315	315	315	315

	Total	$28,163	$20,151	$29,372	$29,163	$29,880

	Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
	Audit Fees	$18,572	$26,552	$15,292	$19,662	$18,572

	Audit Related Fees	5,000	8,500	3,750	6,250	5,000

	Tax Fees	7,212	11,830	6,125	8,075	7,515

	All Other Fees	315	315	315	315	10,315

	Total	$31,099	$47,197	$25,482	$34,302	$41,402

	Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
	Audit Fees	$16,452	$19,662	$19,772	$8,822	$15,292

	Audit Related Fees	4,500	6,250	4,000	2,500	3,500

	Tax Fees	6,716	8,303	7,865	5,138	5,658

	All Other Fees	315	315	315	315	315

	Total	$27,983	$34,530	$31,952	$16,775	$24,765

Item 14.	Principal Accountant Fees and Services- continued

	Fees paid to the Fund’s independent auditors for fiscal year 2008 were comprised of the following:

	Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
	Audit Fees	$6,482	$8,722	$9,132	$10,272	$12,562

	Audit Related Fees	2,750	2,500	1,750	2,500	2,250

	Tax Fees	5,062	4,907	4,162	4,935	4,702

	All Other Fees	315	315	315	315	315

	Total	$14,609	$16,444	$15,359	$18,022	$19,829

	Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
	Audit Fees	$15,512	$15,512	$15,512	$17,592	$12,922

	Audit Related Fees	4,000	5,250	5,500	5,500	2,250

	Tax Fees	6,839	7,522	7,321	8,716	4,776

	All Other Fees	315	13,518	315	315	315

	Total	$26,666	$41,802	$28,648	$32,123	$20,263

	Fee Type	Ser. 45	Ser. 46
	Audit Fees	$19,812	$11,832

	Audit Related Fees	7,250	3,500

	Tax Fees	9,034	5,607

	All Other Fees	612	310

	Total	$36,708	$21,249

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Balance Sheets, March 31, 2009 and 2008

Statements of Operations for the years ended March 31, 2009 and 2008

Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2009 and 2008

Statements of Cash Flows for the years ended March 31, 2009 and 2008

Notes to Financial Statements, March 31, 2009 and 2008

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

Boston Capital Tax Credit Fund IV L.P.

	By:		Boston Capital Associates IV L.P.
General Partner

	By:		BCA Associates Limited Partnership
General Partner

	By:		C&M Management, Inc.
General Partner

Date: July 14, 2009		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2009	/s/ John P. Manning	Director, President (Principal Executive Officer),
	John P. Manning	C&M Management, Inc.; Director, President
(Principal Executive Officer) BCTC IV Assignor Corp.

July 14, 2009	/s/ Marc N. Teal	Sr. Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Accounting and Financial Officer)
C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.