Form 10-Q
period 2009-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2009-08-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009
or
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

Yes 	No 

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-58
Statements of Changes in Partners' Capital (Deficit)	59-68
Statements of Cash Flows	69-96
Notes to Financial Statements	97-131

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	132-201

Item 3. Quantitative and Qualitative Disclosures About Market Risk	202

Item 4T. Controls and Procedures	202

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	203

Item 1A. Risk Factors	203

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	203

Item 3. Defaults Upon Senior Securities	203

Item 4. Submission of Matters to a Vote of Security Holders	203

Item 5. Other Information	203

Item 6. Exhibits	203

Signatures	204

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$116,007,507	$119,173,321

OTHER ASSETS
Cash and cash equivalents	6,341,077	6,181,988
Notes receivable	723,071	723,071
Acquisition costs net	12,295,188	12,900,860
Other assets	442,422	750,017

	$135,809,265	$139,729,257

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$88,418	$38,389
Accounts payable affiliates	46,873,034	46,245,459
Capital contributions payable	2,347,899	2,347,899

	49,309,351	48,631,747

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and outstanding	92,801,136	97,352,756
General Partner	(6,301,222)	(6,255,246)

	86,499,914	91,097,510

	$135,809,265	$139,729,257

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	189,561	174,531
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	16,238	-

	$205,799	$174,531

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,179,630	3,145,192
Capital contributions payable	-	-

	3,179,630	3,145,192

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,635,841)	(2,632,703)
General Partner	(337,990)	(337,958)

	(2,973,831)	(2,970,661)

	$205,799	$174,531

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$97,879

OTHER ASSETS
Cash and cash equivalents	480,537	15,500
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	88,577

	$480,537	$201,956

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$15,000	$-
Accounts payable affiliates	2,012,528	1,974,141
Capital contributions payable	-	-

	2,027,528	1,974,141

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and outstanding	(1,369,570)	(1,592,512)
General Partner	(177,421)	(179,673)

	(1,546,991)	(1,772,185)

	$480,537	$201,956

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	85,198	77,660
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	500

	$85,698	$78,160

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,146,042	3,079,966
Capital contributions payable	9,352	9,352

	3,155,394	3,089,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,819,917)	(2,761,964)
General Partner	(249,779)	(249,194)

	(3,069,696)	(3,011,158)

	$85,698	$78,160

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	41,483	34,902
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$41,483	$34,902

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,626,063	2,563,533
Capital contributions payable	-	-

	2,626,063	2,563,533

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(2,273,888)	(2,218,498)
General Partner	(310,692)	(310,133)

	(2,584,580)	(2,528,631)

	$41,483	$34,902

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	151,501	119,321
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$151,501	$119,321

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$6,792	$678
Accounts payable affiliates	2,389,826	2,407,892
Capital contributions payable	9,999	9,999

	2,406,617	2,418,569

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,047,267)	(2,090,958)
General Partner	(207,849)	(208,290)

	(2,255,116)	(2,299,248)

	$151,501	$119,321

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$476	$9,461

OTHER ASSETS
Cash and cash equivalents	227,869	166,596
Notes receivable	-	-
Acquisition costs net	31,426	34,283
Other assets	-	-

	$259,771	$210,340

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$13,802	$978
Accounts payable affiliates	2,220,676	2,209,438
Capital contributions payable	10,001	10,001

	2,244,479	2,220,417

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(1,707,417)	(1,732,532)
General Partner	(277,291)	(277,545)

	(1,984,708)	(2,010,077)

	$259,771	$210,340

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,444,466	$1,338,250

OTHER ASSETS
Cash and cash equivalents	227,766	366,614
Notes receivable	-	-
Acquisition costs net	60,065	68,646
Other assets	-	-

	$1,732,297	$1,773,510

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$9,125	$-
Accounts payable affiliates	2,998,289	3,089,600
Capital contributions payable	14,490	14,490

	3,021,904	3,104,090

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(936,458)	(977,021)
General Partner	(353,149)	(353,559)

	(1,289,607)	(1,330,580)

	$1,732,297	$1,773,510

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,821,519	$2,695,200

OTHER ASSETS
Cash and cash equivalents	132,403	109,954
Notes receivable	-	-
Acquisition costs net	245,219	261,567
Other assets	6,500	6,500

	$3,205,641	$3,073,221

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$6,705	$-
Accounts payable affiliates	3,054,114	2,973,142
Capital contributions payable	39,749	39,749

	3,100,568	3,012,891

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	310,470	266,174
General Partner	(205,397)	(205,844)

	105,073	60,330

	$3,205,641	$3,073,221

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$477,105	$688,188

OTHER ASSETS
Cash and cash equivalents	257,903	192,128
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$735,008	$880,316

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	794,993	736,464
Capital contributions payable	40,968	40,968

	835,961	777,432

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	243,804	445,603
General Partner	(344,757)	(342,719)

	(100,953)	102,884

	$735,008	$880,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$554,913	$609,522

OTHER ASSETS
Cash and cash equivalents	154,889	137,986
Notes receivable	-	-
Acquisition costs net	50,661	57,898
Other assets	-	-

	$760,463	$805,406

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,315,240	2,232,389
Capital contributions payable	10,197	10,197

	2,325,437	2,242,586

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(1,210,677)	(1,084,161)
General Partner	(354,297)	(353,019)

	(1,564,974)	(1,437,180)

	$760,463	$805,406

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,156,953	$1,217,326

OTHER ASSETS
Cash and cash equivalents	257,027	264,094
Notes receivable	-	-
Acquisition costs net	182,595	208,680
Other assets	6,675	6,675

	$1,603,250	$1,696,775

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,073,672	1,027,129
Capital contributions payable	127,396	127,396

	1,201,068	1,154,525

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	625,217	763,884
General Partner	(223,035)	(221,634)

	402,182	542,250

	$1,603,250	$1,696,775

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$450,180	$647,143

OTHER ASSETS
Cash and cash equivalents	184,730	182,803
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$659,910	$854,946

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,709,696	1,618,658
Capital contributions payable	66,294	66,294

	1,775,990	1,684,952

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(725,660)	(442,447)
General Partner	(390,420)	(387,559)

	(1,116,080)	(830,006)

	$659,910	$854,946

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,846,969	$3,031,771

OTHER ASSETS
Cash and cash equivalents	289,415	237,567
Notes receivable	46,908	46,908
Acquisition costs net	360,409	393,173
Other assets	125,000	125,000

	$3,668,701	$3,834,419

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,290,332	2,208,623
Capital contributions payable	298,561	298,561

	2,588,893	2,507,184

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	1,475,371	1,720,324
General Partner	(395,563)	(393,089)

	1,079,808	1,327,235

	$3,668,701	$3,834,419

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,722,151	$1,789,130

OTHER ASSETS
Cash and cash equivalents	175,712	179,652
Notes receivable	-	-
Acquisition costs net	32,945	35,940
Other assets	125,000	125,000

	$2,055,808	$2,129,722

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,367,794	1,321,714
Capital contributions payable	194,154	194,154

	1,561,948	1,515,868

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	714,702	833,496
General Partner	(220,842)	(219,642)

	493,860	613,854

	$2,055,808	$2,129,722

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,917,869	$1,959,856

OTHER ASSETS
Cash and cash equivalents	67,177	72,369
Notes receivable	-	-
Acquisition costs net	663,856	758,693
Other assets	-	-

	$2,648,902	$2,790,918

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,479,482	2,403,399
Capital contributions payable	-	-

	2,479,482	2,403,399

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	468,117	684,035
General Partner	(298,697)	(296,516)

	169,420	387,519

	$2,648,902	$2,790,918

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,493,372	$5,644,539

OTHER ASSETS
Cash and cash equivalents	115,541	118,051
Notes receivable	-	-
Acquisition costs net	271,077	289,149
Other assets	-	-

	$5,879,990	$6,051,739

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,214,072	1,156,982
Capital contributions payable	-	-

	1,214,072	1,156,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	4,901,283	5,127,834
General Partner	(235,365)	(233,077)

	4,665,918	4,894,757

	$5,879,990	$6,051,739

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,735,045	$3,832,441

OTHER ASSETS
Cash and cash equivalents	125,508	101,615
Notes receivable	-	-
Acquisition costs net	82,056	89,516
Other assets	-	-

	$3,942,609	$4,023,572

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$147	$-
Accounts payable affiliates	1,542,744	1,500,062
Capital contributions payable	-	-

	1,542,891	1,500,062

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	2,554,384	2,676,938
General Partner	(154,666)	(153,428)

	2,399,718	2,523,510

	$3,942,609	$4,023,572

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,707,434	$3,894,815

OTHER ASSETS
Cash and cash equivalents	280,492	272,497
Notes receivable	-	-
Acquisition costs net	443,430	472,992
Other assets	-	-

	$4,431,356	$4,640,304

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,274,043	1,222,827
Capital contributions payable	138,438	138,438

	1,412,481	1,361,265

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	3,204,250	3,461,812
General Partner	(185,375)	(182,773)

	3,018,875	3,279,039

	$4,431,356	$4,640,304

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,122,858	$6,295,306

OTHER ASSETS
Cash and cash equivalents	247,384	261,393
Notes receivable	-	-
Acquisition costs net	98,322	104,877
Other assets	-	-

	$6,468,564	$6,661,576

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$114	$-
Accounts payable affiliates	1,155,123	1,164,023
Capital contributions payable	-	-

	1,155,237	1,164,023

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	5,478,478	5,660,862
General Partner	(165,151)	(163,309)

	5,313,327	5,497,553

	$6,468,564	$6,661,576

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,854,525	$6,063,709

OTHER ASSETS
Cash and cash equivalents	182,890	239,921
Notes receivable	-	-
Acquisition costs net	82,762	88,280
Other assets	-	-

	$6,120,177	$6,391,910

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	948,099	963,899
Capital contributions payable	-	-

	948,099	963,899

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	5,316,798	5,570,172
General Partner	(144,720)	(142,161)

	5,172,078	5,428,011

	$6,120,177	$6,391,910

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,143,320	$7,326,362

OTHER ASSETS
Cash and cash equivalents	126,673	127,519
Notes receivable	-	-
Acquisition costs net	198,882	212,141
Other assets	-	-

	$7,468,875	$7,666,022

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$36,733
Accounts payable affiliates	1,829,790	1,776,106
Capital contributions payable	102	102

	1,866,625	1,812,941

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	5,771,170	6,019,493
General Partner	(168,920)	(166,412)

	5,602,250	5,853,081

	$7,468,875	$7,666,022

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,116,553	$6,283,404

OTHER ASSETS
Cash and cash equivalents	85,982	40,375
Notes receivable	-	-
Acquisition costs net	1,343,122	1,413,813
Other assets	1,217	1,217

	$7,546,874	$7,738,809

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,277,927	2,212,394
Capital contributions payable	100	100

	2,278,027	2,212,494

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	5,465,328	5,720,221
General Partner	(196,481)	(193,906)

	5,268,847	5,526,315

	$7,546,874	$7,738,809

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,240,881	$7,460,540

OTHER ASSETS
Cash and cash equivalents	420,546	359,855
Notes receivable	292,933	292,933
Acquisition costs net	997,676	1,029,859
Other assets	51,003	168,631

	$9,003,039	$9,311,818

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,135,997	1,122,917
Capital contributions payable	452,937	452,937

	1,588,934	1,575,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	7,580,903	7,899,543
General Partner	(166,798)	(163,579)

	7,414,105	7,735,964

	$9,003,039	$9,311,818

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,246,076	$11,543,202

OTHER ASSETS
Cash and cash equivalents	297,767	185,952
Notes receivable	186,626	186,626
Acquisition costs net	2,106,765	2,174,725
Other assets	85,289	202,917

	$13,922,523	$14,293,422

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,192,505	1,115,810
Capital contributions payable	307,738	307,738

	1,500,243	1,423,548

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	12,619,579	13,062,697
General Partner	(197,299)	(192,823)

	12,422,280	12,869,874

	$13,922,523	$14,293,422

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,166,187	$10,442,251

OTHER ASSETS
Cash and cash equivalents	610,613	791,833
Notes receivable	196,604	196,604
Acquisition costs net	2,191,690	2,262,390
Other assets	-	-

	$13,165,094	$13,693,078

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	335,278	439,103
Capital contributions payable	590,561	590,561

	925,839	1,029,664

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	12,354,312	12,774,229
General Partner	(115,057)	(110,815)

	12,239,255	12,663,414

	$13,165,094	$13,693,078

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$18,842,123	$19,184,988

OTHER ASSETS
Cash and cash equivalents	603,841	871,105
Notes receivable	-	-
Acquisition costs net	2,232,801	2,304,827
Other assets		-

	$21,678,765	$22,360,920

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	167,506	350,865
Capital contributions payable	16,724	16,724

	184,230	367,589

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	21,633,252	22,127,060
General Partner	(138,717)	(133,729)

	21,494,535	21,993,331

	$21,678,765	$22,360,920

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$16,946,532	$17,118,038

OTHER ASSETS
Cash and cash equivalents	320,669	480,195
Notes receivable	-	-
Acquisition costs net	619,429	639,411
Other assets	-	-

	$17,886,630	$18,237,644

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	141,573	229,191
Capital contributions payable	20,138	20,138

	161,711	249,329

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	17,810,413	18,071,175
General Partner	(85,494)	(82,860)

	17,724,919	17,988,315

	$17,886,630	$18,237,644

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2009	2008

Income
Interest income	$12,307	$43,285
Other income	172,504	105,238

	184,811	148,523

Share of income (loss) from Operating Partnerships (Note D)	(2,612,315)	(4,737,080)

Expenses
Professional fees	134,133	3,399
Fund management fee (Note C)	1,289,349	1,459,108
Amortization	618,839	402,563
General and administrative expenses	127,771	155,116

	2,170,092	2,020,186

NET INCOME (LOSS)	$(4,597,596)	$(6,608,743)

Net income (loss) allocated to assignees	$(4,551,620)	$(6,542,655)

Net income (loss) allocated to general partner	$(45,976)	$(66,088)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2009	2008

Income
Interest income	$631	$1,202
Other income	75,177	625

	75,808	1,827

Share of income (loss) from Operating Partnerships (Note D)	-	(40,318)

Expenses
Professional fees	4,766	601
Fund management fee (Note C)	69,282	83,613
Amortization	-	893
General and administrative expenses	4,930	5,458

	78,978	90,565

NET INCOME (LOSS)	$(3,170)	$(129,056)

Net income (loss) allocated to assignees	$(3,138)	$(127,765)

Net income (loss) allocated to general partner	$(32)	$(1,291)

Net income (loss) per BAC	$(.00)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2009	2008

Income
Interest income	$7	$29
Other income	2,347	1,235

	2,354	1,264

Share of income (loss) from Operating Partnerships (Note D)	210,200	(29,069)

Expenses
Professional fees	3,484	-
Fund management fee (Note C)	(19,254)	41,340
Amortization	-	488
General and administrative expenses	3,130	3,793

	(12,640)	45,621

NET INCOME (LOSS)	$225,194	$(73,426)

Net income (loss) allocated to assignees	$222,942	$(72,692)

Net income (loss) allocated to general partner	$2,252	$(734)

Net income (loss) per BAC	$.12	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2009	2008

Income
Interest income	$21	$96
Other income	9,215	9,025

	9,236	9,121

Share of income (loss) from Operating Partnerships (Note D)	-	(4,992)

Expenses
Professional fees	7,297	-
Fund management fee (Note C)	56,536	57,148
Amortization	-	1,535
General and administrative expenses	3,941	4,398

	67,774	63,081

NET INCOME (LOSS)	$(58,538)	$(58,952)

Net income (loss) allocated to assignees	$(57,953)	$(58,362)

Net income (loss) allocated to general partner	$(585)	$(590)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2009	2008

Income
Interest income	$41	$168
Other income	-	-

	41	168

Share of income (loss) from Operating Partnerships (Note D)	-	23,798

Expenses
Professional fees	4,766	89
Fund management fee (Note C)	46,816	51,066
Amortization	-	2,283
General and administrative expenses	4,408	5,036

	55,990	58,474

NET INCOME (LOSS)	$(55,949)	$(34,508)

Net income (loss) allocated to assignees	$(55,390)	$(34,163)

Net income (loss) allocated to general partner	$(559)	$(345)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2009	2008

Income
Interest income	$31	$599
Other income	2,240	33,825

	2,271	34,424

Share of income (loss) from Operating Partnerships (Note D)	78,849	(34,442)

Expenses
Professional fees	5,051	-
Fund management fee (Note C)	28,439	34,156
Amortization	-	2,551
General and administrative expenses	3,498	3,907

	36,988	40,614

NET INCOME (LOSS)	$44,132	$(40,632)

Net income (loss) allocated to assignees	$43,691	$(40,226)

Net income (loss) allocated to general partner	$441	$(406)

Net income (loss) per BAC	$.02	$(.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2009	2008

Income
Interest income	$845	$1,597
Other income	14,478	53,760

	15,323	55,357

Share of income (loss) from Operating Partnerships (Note D)	29,851	(66,231)

Expenses
Professional fees	4,766	20
Fund management fee (Note C)	8,191	31,110
Amortization	2,857	3,805
General and administrative expenses	3,991	8,460

	19,805	43,395

NET INCOME (LOSS)	$25,369	$(54,269)

Net income (loss) allocated to assignees	$25,115	$(53,726)

Net income (loss) allocated to general partner	$254	$(543)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2009	2008

Income
Interest income	$313	$1,300
Other income	8,733	1,159

	9,046	2,459

Share of income (loss) from Operating Partnerships (Note D)	106,216	(96,717)

Expenses
Professional fees	9,149	128
Fund management fee (Note C)	51,325	86,743
Amortization	8,581	4,226
General and administrative expenses	5,234	5,535

	74,289	96,632

NET INCOME (LOSS)	$40,973	$(190,890)

Net income (loss) allocated to assignees	$40,563	$(188,981)

Net income (loss) allocated to general partner	$410	$(1,909)

Net income (loss) per BAC	$.01	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2009	2008

Income
Interest income	$32	$385
Other income	165	-

	197	385

Share of income (loss) from Operating Partnerships (Note D)	127,212	(108,390)

Expenses
Professional fees	4,422	-
Fund management fee (Note C)	57,677	63,425
Amortization	17,123	3,914
General and administrative expenses	3,444	3,900

	82,666	71,239

NET INCOME (LOSS)	$44,743	$(179,244)

Net income (loss) allocated to assignees	$44,296	$(177,452)

Net income (loss) allocated to general partner	$447	$(1,792)

Net income (loss) per BAC	$.02	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2009	2008

Income
Interest income	$642	$596
Other income	5,663	-

	6,305	596

Share of income (loss) from Operating Partnerships (Note D)	(161,464)	(283,040)

Expenses
Professional fees	5,336	71
Fund management fee (Note C)	38,412	46,460
Amortization	-	825
General and administrative expenses	4,930	5,760

	48,678	53,116

NET INCOME (LOSS)	$(203,837)	$(335,560)

Net income (loss) allocated to assignees	$(201,799)	$(332,204)

Net income (loss) allocated to general partner	$(2,038)	$(3,356)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2009	2008

Income
Interest income	$45	$1,248
Other income	1	-

	46	1,248

Share of income (loss) from Operating Partnerships (Note D)	(54,609)	(284,444)

Expenses
Professional fees	11,248	111
Fund management fee (Note C)	49,651	67,433
Amortization	7,237	828
General and administrative expenses	5,095	6,316

	73,231	74,688

NET INCOME (LOSS)	$(127,794)	$(357,884)

Net income (loss) allocated to assignees	$(126,516)	$(354,305)

Net income (loss) allocated to general partner	$(1,278)	$(3,579)

Net income (loss) per BAC	$(.03)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2009	2008

Income
Interest income	$1,099	$932
Other income	-	-

	1,099	932

Share of income (loss) from Operating Partnerships (Note D)	(60,373)	(152,803)

Expenses
Professional fees	4,196	864
Fund management fee (Note C)	46,543	31,708
Amortization	26,085	5,309
General and administrative expenses	3,970	4,751

	80,794	42,632

NET INCOME (LOSS)	$(140,068)	$(194,503)

Net income (loss) allocated to assignees	$(138,667)	$(192,558)

Net income (loss) allocated to general partner	$(1,401)	$(1,945)

Net income (loss) per BAC	$(.05)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2009	2008

Income
Interest income	$560	$646
Other income	-	5,609

	560	6,255

Share of income (loss) from Operating Partnerships (Note D)	(196,963)	(247,012)

Expenses
Professional fees	6,117	84
Fund management fee (Note C)	78,479	74,438
Amortization	-	-
General and administrative expenses	5,075	7,548

	89,671	82,070

NET INCOME (LOSS)	$(286,074)	$(322,827)

Net income (loss) allocated to assignees	$(283,213)	$(319,599)

Net income (loss) allocated to general partner	$(2,861)	$(3,228)

Net income (loss) per BAC	$(.06)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2009	2008

Income
Interest income	$872	$2,430
Other income	24,648	-

	25,520	2,430

Share of income (loss) from Operating Partnerships (Note D)	(184,488)	(385,035)

Expenses
Professional fees	5,087	130
Fund management fee (Note C)	45,426	75,330
Amortization	32,764	9,182
General and administrative expenses	5,182	7,447

	88,459	92,089

NET INCOME (LOSS)	$(247,427)	$(474,694)

Net income (loss) allocated to assignees	$(244,953)	$(469,947)

Net income (loss) allocated to general partner	$(2,474)	$(4,747)

Net income (loss) per BAC	$(.05)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2009	2008

Income
Interest income	$272	$284
Other income	-	-

	272	284

Share of income (loss) from Operating Partnerships (Note D)	(66,979)	(109,828)

Expenses
Professional fees	3,056	-
Fund management fee (Note C)	43,491	43,491
Amortization	2,995	6,819
General and administrative expenses	3,745	4,521

	53,287	54,831

NET INCOME (LOSS)	$(119,994)	$(164,375)

Net income (loss) allocated to assignees	$(118,794)	$(162,731)

Net income (loss) allocated to general partner	$(1,200)	$(1,644)

Net income (loss) per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2009	2008

Income
Interest income	$11	$51
Other income	-	-

	11	51

Share of income (loss) from Operating Partnerships (Note D)	(40,714)	(272,341)

Expenses
Professional fees	3,626	6
Fund management fee (Note C)	73,299	60,133
Amortization	96,110	10,984
General and administrative expenses	4,361	5,113

	177,396	76,236

NET INCOME (LOSS)	$(218,099)	$(348,526)

Net income (loss) allocated to assignees	$(215,918)	$(345,041)

Net income (loss) allocated to general partner	$(2,181)	$(3,485)

Net income (loss) per BAC	$(.06)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2009	2008

Income
Interest income	$49	$220
Other income	-	-

	49	220

Share of income (loss) from Operating Partnerships (Note D)	(148,708)	(225,576)

Expenses
Professional fees	3,199	-
Fund management fee (Note C)	54,631	37,090
Amortization	18,072	32,309
General and administrative expenses	4,278	5,227

	80,180	74,626

NET INCOME (LOSS)	$(228,839)	$(299,982)

Net income (loss) allocated to assignees	$(226,551)	$(296,982)

Net income (loss) allocated to general partner	$(2,288)	$(3,000)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2009	2008

Income
Interest income	$1,589	$525
Other income	-	-

	1,589	525

Share of income (loss) from Operating Partnerships (Note D)	(85,537)	(117,320)

Expenses
Professional fees	3,199	-
Fund management fee (Note C)	25,711	17,217
Amortization	7,460	22,116
General and administrative expenses	3,474	4,183

	39,844	43,516

NET INCOME (LOSS)	$(123,792)	$(160,311)

Net income (loss) allocated to assignees	$(122,554)	$(158,708)

Net income (loss) allocated to general partner	$(1,238)	$(1,603)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2009	2008

Income
Interest income	$869	$2,440
Other income	-	-

	869	2,440

Share of income (loss) from Operating Partnerships (Note D)	(175,522)	(330,927)

Expenses
Professional fees	2,629	-
Fund management fee (Note C)	48,716	48,716
Amortization	29,562	23,706
General and administrative expenses	4,604	5,892

	85,511	78,314

NET INCOME (LOSS)	$(260,164)	$(406,801)

Net income (loss) allocated to assignees	$(257,562)	$(402,733)

Net income (loss) allocated to general partner	$(2,602)	$(4,068)

Net income (loss) per BAC	$(.10)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2009	2008

Income
Interest income	$258	$920
Other income	-	-

	258	920

Share of income (loss) from Operating Partnerships (Note D)	(147,485)	(112,116)

Expenses
Professional fees	3,056	-
Fund management fee (Note C)	22,569	41,100
Amortization	6,555	24,729
General and administrative expenses	4,819	6,025

	36,999	71,854

NET INCOME (LOSS)	$(184,226)	$(183,050)

Net income (loss) allocated to assignees	$(182,384)	$(181,219)

Net income (loss) allocated to general partner	$(1,842)	$(1,831)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2009	2008

Income
Interest income	$345	$1,343
Other income	-	-

	345	1,343

Share of income (loss) from Operating Partnerships (Note D)	(209,184)	(182,726)

Expenses
Professional fees	2,914	-
Fund management fee (Note C)	34,200	31,200
Amortization	5,518	22,581
General and administrative expenses	4,462	5,580

	47,094	59,361

NET INCOME (LOSS)	$(255,933)	$(240,744)

Net income (loss) allocated to assignees	$(253,374)	$(238,337)

Net income (loss) allocated to general partner	$(2,559)	$(2,407)

Net income (loss) per BAC	$(.11)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2009	2008

Income
Interest income	$38	$175
Other income	-	-

	38	175

Share of income (loss) from Operating Partnerships (Note D)	(183,042)	(167,176)

Expenses
Professional fees	3,911	-
Fund management fee (Note C)	45,679	46,444
Amortization	13,259	28,431
General and administrative expenses	4,978	5,704

	67,827	80,579

NET INCOME (LOSS)	$(250,831)	$(247,580)

Net income (loss) allocated to assignees	$(248,323)	$(245,104)

Net income (loss) allocated to general partner	$(2,508)	$(2,476)

Net income (loss) per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2009	2008

Income
Interest income	$29	$115
Other income	29,378	-

	29,407	115

Share of income (loss) from Operating Partnerships (Note D)	(163,147)	(167,069)

Expenses
Professional fees	4,624	-
Fund management fee (Note C)	42,732	52,635
Amortization	70,691	33,481
General and administrative expenses	5,681	6,193

	123,728	92,309

NET INCOME (LOSS)	$(257,468)	$(259,263)

Net income (loss) allocated to assignees	$(254,893)	$(256,670)

Net income (loss) allocated to general partner	$(2,575)	$(2,593)

Net income (loss) per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2009	2008

Income
Interest income	$517	$4,599
Other income	459	-

	976	4,599

Share of income (loss) from Operating Partnerships (Note D)	(219,659)	(209,492)

Expenses
Professional fees	5,118	-
Fund management fee (Note C)	59,433	61,912
Amortization	32,183	29,283
General and administrative expenses	6,442	6,028

	103,176	97,223

NET INCOME (LOSS)	$(321,859)	$(302,116)

Net income (loss) allocated to assignees	$(318,640)	$(299,095)

Net income (loss) allocated to general partner	$(3,219)	$(3,021)

Net income (loss) per BAC	$(.12)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2009	2008

Income
Interest income	$271	$2,471
Other income	-	-

	271	2,471

Share of income (loss) from Operating Partnerships (Note D)	(290,995)	(311,741)

Expenses
Professional fees	5,942	2
Fund management fee (Note C)	72,330	74,699
Amortization	72,434	41,837
General and administrative expenses	6,164	8,609

	156,870	125,147

NET INCOME (LOSS)	$(447,594)	$(434,417)

Net income (loss) allocated to assignees	$(443,118)	$(430,073)

Net income (loss) allocated to general partner	$(4,476)	$(4,344)

Net income (loss) per BAC	$(.12)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2009	2008

Income
Interest income	$1,165	$6,514
Other income	-	-

	1,165	6,514

Share of income (loss) from Operating Partnerships (Note D)	(273,231)	(221,198)

Expenses
Professional fees	3,056	-
Fund management fee (Note C)	70,175	70,816
Amortization	73,533	28,255
General and administrative expenses	5,329	6,070

	152,093	105,141

NET INCOME (LOSS)	$(424,159)	$(319,825)

Net income (loss) allocated to assignees	$(419,917)	$(316,627)

Net income (loss) allocated to general partner	$(4,242)	$(3,198)

Net income (loss) per BAC	$(.16)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2009	2008

Income
Interest income	$1,060	$7,752
Other income	-	-

	1,060	7,752

Share of income (loss) from Operating Partnerships (Note D)	(334,849)	(407,055)

Expenses
Professional fees	9,457	1,293
Fund management fee (Note C)	76,478	72,596
Amortization	72,026	36,220
General and administrative expenses	7,046	7,392

	165,007	117,501

NET INCOME (LOSS)	$(498,796)	$(516,804)

Net income (loss) allocated to assignees	$(493,808)	$(511,636)

Net income (loss) allocated to general partner	$(4,988)	$(5,168)

Net income (loss) per BAC	$(.12)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2009	2008

Income
Interest income	$695	$4,648
Other income	-	-

	695	4,648

Share of income (loss) from Operating Partnerships (Note D)	(167,694)	(193,820)

Expenses
Professional fees	4,661	-
Fund management fee (Note C)	62,382	57,089
Amortization	23,794	25,973
General and administrative expenses	5,560	6,270

	96,397	89,332

NET INCOME (LOSS)	$(263,396)	$(278,504)

Net income (loss) allocated to assignees	$(260,762)	$(275,719)

Net income (loss) allocated to general partner	$(2,634)	$(2,785)

Net income (loss) per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$97,352,756	$(6,255,246)	$91,097,510

Net income (loss)	(4,551,620)	(45,976)	(4,597,596)

Partners' capital (deficit), June 30, 2009	$92,801,136	$(6,301,222)	$86,499,914

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2009	$(2,632,703)	$(337,958)	$(2,970,661)

Net income (loss)	(3,138)	(32)	(3,170)

Partners' capital (deficit), June 30, 2009	$(2,635,841)	$(337,990)	$(2,973,831)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2009	$(1,592,512)	$(179,673)	$(1,772,185)

Net income (loss)	222,942	2,252	225,194

Partners' capital (deficit), June 30, 2009	$(1,369,570)	$(177,421)	$(1,546,991)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2009	$(2,761,964)	$(249,194)	$(3,011,158)

Net income (loss)	(57,953)	(585)	(58,538)

Partners' capital (deficit), June 30, 2009	$(2,819,917)	$(249,779)	$(3,069,696)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2009	$(2,218,498)	$(310,133)	$(2,528,631)

Net income (loss)	(55,390)	(559)	(55,949)

Partners' capital (deficit), June 30, 2009	$(2,273,888)	$(310,692)	$(2,584,580)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2009	$(2,090,958)	$(208,290)	$(2,299,248)

Net income (loss)	43,691	441	44,132

Partners' capital (deficit), June 30, 2009	$(2,047,267)	$(207,849)	$(2,255,116)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2009	$(1,732,532)	$(277,545)	$(2,010,077)

Net income (loss)	25,115	254	25,369

Partners' capital (deficit), June 30, 2009	$(1,707,417)	$(277,291)	$(1,984,708)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2009	$(977,021)	$(353,559)	$(1,330,580)

Net income (loss)	40,563	410	40,973

Partners' capital (deficit), June 30, 2009	$(936,458)	$(353,149)	$(1,289,607)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2009	$266,174	$(205,844)	$60,330

Net income (loss)	44,296	447	44,743

Partners' capital (deficit), June 30, 2009	$310,470	$(205,397)	$105,073

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2009	$445,603	$(342,719)	$102,884

Net income (loss)	(201,799)	(2,038)	(203,837)

Partners' capital (deficit), June 30, 2009	$243,804	$(344,757)	$(100,953)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2009	$(1,084,161)	$(353,019)	$(1,437,180)

Net income (loss)	(126,516)	(1,278)	(127,794)

Partners' capital (deficit), June 30, 2009	$(1,210,677)	$(354,297)	$(1,564,974)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2009	$763,884	$(221,634)	$542,250

Net income (loss)	(138,667)	(1,401)	(140,068)

Partners' capital (deficit), June 30, 2009	$625,217	$(223,035)	$402,182

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2009	$(442,447)	$(387,559)	$(830,006)

Net income (loss)	(283,213)	(2,861)	(286,074)

Partners' capital (deficit), June 30, 2009	$(725,660)	$(390,420)	$(1,116,080)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2009	$1,720,324	$(393,089)	$1,327,235

Net income (loss)	(244,953)	(2,474)	(247,427)

Partners' capital (deficit), June 30, 2009	$1,475,371	$(395,563)	$1,079,808

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2009	$833,496	$(219,642)	$613,854

Net income (loss)	(118,794)	(1,200)	(119,994)

Partners' capital (deficit), June 30, 2009	$714,702	$(220,842)	$493,860

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2009	$684,035	$(296,516)	$387,519

Net income (loss)	(215,918)	(2,181)	(218,099)

Partners' capital (deficit), June 30, 2009	$468,117	$(298,697)	$169,420

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2009	$5,127,834	$(233,077)	$4,894,757

Net income (loss)	(226,551)	(2,288)	(228,839)

Partners' capital (deficit), June 30, 2009	$4,901,283	$(235,365)	$4,665,918

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2009	$2,676,938	$(153,428)	$2,523,510

Net income (loss)	(122,554)	(1,238)	(123,792)

Partners' capital (deficit), June 30, 2009	$2,554,384	$(154,666)	$2,399,718

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2009	$3,461,812	$(182,773)	$3,279,039

Net income (loss)	(257,562)	(2,602)	(260,164)

Partners' capital (deficit), June 30, 2009	$3,204,250	$(183,375)	$3,018,875

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2009	$5,660,862	$(163,309)	$5,497,553

Net income (loss)	(182,384)	(1,842)	(184,226)

Partners' capital (deficit), June 30, 2009	$5,478,478	$(165,151)	$5,313,327

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2009	$5,570,172	$(142,161)	$5,428,011

Net income (loss)	(253,374)	(2,559)	(255,933)

Partners' capital (deficit), June 30, 2009	$5,316,798	$(144,720)	$5,172,078

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2009	$6,019,493	$(166,412)	$5,853,081

Net income (loss)	(248,323)	(2,508)	(250,831)

Partners' capital (deficit), June 30, 2009	$5,771,170	$(168,920)	$5,602,250

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2009	$5,720,221	$(193,906)	$5,526,315

Net income (loss)	(254,893)	(2,575)	(257,468)

Partners' capital (deficit), June 30, 2009	$5,465,328	$(196,481)	$5,268,847

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2009	$7,899,543	$(163,579)	$7,735,964

Net income (loss)	(318,640)	(3,219)	(321,859)

Partners' capital (deficit), June 30, 2009	$7,580,903	$(166,798)	$7,414,105

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2009	$13,062,697	$(192,823)	$12,869,874

Net income (loss)	(443,118)	(4,476)	(447,594)

Partners' capital (deficit), June 30, 2009	$12,619,579	$(197,299)	$12,422,280

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2009	$12,774,229	$(110,815)	$12,663,414

Net income (loss)	(419,917)	(4,242)	(424,159)

Partners' capital (deficit), June 30, 2009	$12,354,312	$(115,057)	$12,239,255

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2009	$22,127,060	$(133,729)	$21,993,331

Net income (loss)	(493,808)	(4,988)	(498,796)

Partners' capital (deficit), June 30, 2009	$21,633,252	$(138,717)	$21,494,535

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2009	$18,071,175	$(82,860)	$17,988,315

Net income (loss)	(260,762)	(2,634)	(263,396)

Partners' capital (deficit), June 30, 2009	$17,810,413	$(85,494)	$17,724,919

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(4,597,596)	$(6,608,743)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	618,839	402,563
Distributions from Operating Partnerships	114,569	84,862
Share of (Income) Loss from Operating Partnerships	2,612,315	4,737,080
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	50,029	608,471
Decrease (Increase) in accounts receivable	307,595	-
(Decrease) Increase in accounts payable affiliates	627,575	1,618,953

Net cash (used in) provided by operating activities	(266,674)	843,186

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(6,479)
Proceeds from sale of operating Limited Partnerships	425,763	-

Net cash (used in) provided by investing activities	425,763	(6,479)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,089	836,707

Cash and cash equivalents, beginning	6,181,988	6,849,444

Cash and cash equivalents, ending	$6,341,077	$7,686,151

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(3,170)	$(129,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	893
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	40,318
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	(16,238)	-
(Decrease) Increase in accounts payable affiliates	34,438	84,438

Net cash (used in) provided by operating activities	15,030	(3,788)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,030	(3,788)

Cash and cash equivalents, beginning	174,531	168,406

Cash and cash equivalents, ending	$189,561	$164,618

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2009	2008

Cash flows from operating activities:
Net income (loss)	$225,194	$(73,426)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	488
Distributions from Operating Partnerships	1	-
Share of (Income) Loss from Operating Partnerships	(210,200)	29,069
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	(381)
Decrease (Increase) in accounts receivable	88,577	-
(Decrease) Increase in accounts payable affiliates	38,387	47,334

Net cash (used in) provided by operating activities	156,959	3,084

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	308,078	-

Net cash (used in) provided by investing activities	308,078	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	465,037	3,084

Cash and cash equivalents, beginning	15,500	6,279

Cash and cash equivalents, ending	$480,537	$9,363

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(58,538)	$(58,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	1,535
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	4,992
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	66,076	65,927

Net cash (used in) provided by operating activities	7,538	13,121

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,538	13,121

Cash and cash equivalents, beginning	77,660	81,744

Cash and cash equivalents, ending	$85,198	$94,865

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(55,949)	$(34,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	2,283
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(23,798)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	62,530	62,349

Net cash (used in) provided by operating activities	6,581	5,945

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,581	5,945

Cash and cash equivalents, beginning	34,902	40,491

Cash and cash equivalents, ending	$41,483	$46,436

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2009	2008

Cash flows from operating activities:

Net income (loss)	$44,132	$(40,632)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	2,551
Distributions from Operating Partnerships	-	6,931
Share of (Income) Loss from Operating Partnerships	(78,849)	34,442
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,114	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(18,066)	56,934

Net cash (used in) provided by operating activities	(46,669)	59,845

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	78,849	-

Net cash (used in) provided by investing activities	78,849	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,180	59,845

Cash and cash equivalents, beginning	119,321	135,973

Cash and cash equivalents, ending	$151,501	$195,818

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2009	2008

Cash flows from operating activities:

Net income (loss)	$25,369	$(54,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	2,857	3,805
Distributions from Operating Partnerships	-	9,575
Share of (Income) Loss from Operating Partnerships	(29,851)	66,231
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,824	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	11,238	68,169

Net cash (used in) provided by operating activities	22,437	93,130

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	38,836	-

Net cash (used in) provided by investing activities	38,836	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,273	93,130

Cash and cash equivalents, beginning	166,596	187,189

Cash and cash equivalents, ending	$227,869	$280,319

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2009	2008

Cash flows from operating activities:

Net income (loss)	$40,973	$(190,890)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	8,581	4,226
Distributions from Operating Partnerships	-	10,755
Share of (Income) Loss from Operating Partnerships	(106,216)	96,717
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,125	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(91,311)	108,689

Net cash (used in) provided by operating activities	(138,848)	29,116

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,848)	29,116

Cash and cash equivalents, beginning	366,614	202,820

Cash and cash equivalents, ending	$227,766	$231,936

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2009	2008

Cash flows from operating activities:

Net income (loss)	$44,743	$(179,244)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	17,123	3,914
Distributions from Operating Partnerships	118	171
Share of (Income) Loss from Operating Partnerships	(127,212)	108,390
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,705	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	80,972	81,060

Net cash (used in) provided by operating activities	22,449	13,910

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,449	13,910

Cash and cash equivalents, beginning	109,954	87,690

Cash and cash equivalents, ending	$132,403	$101,600

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(203,837)	$(335,560)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	825
Distributions from Operating Partnerships	49,619	51,908
Share of (Income) Loss from Operating Partnerships	161,464	283,040
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	58,529	33,529

Net cash (used in) provided by operating activities	65,775	33,361

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,775	33,361

Cash and cash equivalents, beginning	192,128	185,940

Cash and cash equivalents, ending	$257,903	$219,301

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(127,794)	$(357,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	7,237	828
Distributions from Operating Partnerships	-	396
Share of (Income) Loss from Operating Partnerships	54,609	284,444
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	82,851	84,495

Net cash (used in) provided by operating activities	16,903	11,898

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,903	11,898

Cash and cash equivalents, beginning	137,986	174,993

Cash and cash equivalents, ending	$154,889	$186,891

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(140,068)	$(194,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	26,085	5,309
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	60,373	152,803
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	46,543	46,543

Net cash (used in) provided by operating activities	(7,067)	9,771

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,067)	9,771

Cash and cash equivalents, beginning	264,094	276,205

Cash and cash equivalents, ending	$257,027	$285,976

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(286,074)	$(322,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	793
Share of (Income) Loss from Operating Partnerships	196,963	247,012
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2,813)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	91,038	91,038

Net cash (used in) provided by operating activities	1,927	13,203

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,927	13,203

Cash and cash equivalents, beginning	182,803	258,422

Cash and cash equivalents, ending	$184,730	$271,625

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(247,427)	$(474,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	32,764	9,182
Distributions from Operating Partnerships	314	-
Share of (Income) Loss from Operating Partnerships	184,488	385,035
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	274,619
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	81,709	82,886

Net cash (used in) provided by operating activities	51,848	277,028

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,848	277,028

Cash and cash equivalents, beginning	237,567	306,548

Cash and cash equivalents, ending	$289,415	$583,576

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(119,994)	$(164,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	2,995	6,819
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	66,979	109,828
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(447)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	46,080	46,459

Net cash (used in) provided by operating activities	(3,940)	(1,716)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,940)	(1,716)

Cash and cash equivalents, beginning	179,652	186,282

Cash and cash equivalents, ending	$175,712	$184,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(218,099)	$(348,526)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	96,110	10,984
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	40,714	272,341
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	76,083	76,282

Net cash (used in) provided by operating activities	(5,192)	10,700

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,192)	10,700

Cash and cash equivalents, beginning	72,369	66,702

Cash and cash equivalents, ending	$67,177	$77,402

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(228,839)	$(299,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	18,072	32,309
Distributions from Operating Partnerships	2,459	-
Share of (Income) Loss from Operating Partnerships	148,708	225,576
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,198)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	57,090	57,090

	-	-
Net cash (used in) provided by operating activities	(2,510)	7,795

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,510)	7,795

Cash and cash equivalents, beginning	118,051	148,626

Cash and cash equivalents, ending	$115,541	$156,421

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(123,792)	$(160,311)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	7,460	22,116
Distributions from Operating Partnerships	11,859	635
Share of (Income) Loss from Operating Partnerships	85,537	117,320
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	147	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	42,682	43,106

Net cash (used in) provided by operating activities	23,893	22,485

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,893	22,485

Cash and cash equivalents, beginning	101,615	97,695

Cash and cash equivalents, ending	$125,508	$120,180

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(260,164)	$(406,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	29,562	23,706
Distributions from Operating Partnerships	11,859	635
Share of (Income) Loss from Operating Partnerships	175,522	330,927
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(522)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	7,995	(839)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,995	(839)

Cash and cash equivalents, beginning	272,497	305,864

Cash and cash equivalents, ending	$280,492	$305,025

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(184,226)	$(183,050)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	6,555	24,729
Distributions from Operating Partnerships	24,963	-
Share of (Income) Loss from Operating Partnerships	147,485	112,116
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	114	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(8,900)	41,100

	-	-
Net cash (used in) provided by operating activities	(14,009)	(5,486)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,009)	(5,486)

Cash and cash equivalents, beginning	261,393	133,521

Cash and cash equivalents, ending	$247,384	$128,035

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(255,933)	$(240,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	5,518	22,581
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	209,184	182,726
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(15,800)	34,200

Net cash (used in) provided by operating activities	(57,031)	(1,618)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,031)	(1,618)

Cash and cash equivalents, beginning	239,921	158,655

Cash and cash equivalents, ending	$182,890	$157,037

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(250,831)	$(247,580)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	13,259	28,431
Distributions from Operating Partnerships	-	765
Share of (Income) Loss from Operating Partnerships	183,042	167,176
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	53,684	50,004

	-	-
Net cash (used in) provided by operating activities	(846)	(1,585)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(846)	(1,585)

Cash and cash equivalents, beginning	127,519	142,164

Cash and cash equivalents, ending	$126,673	$140,579

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(257,468)	$(259,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	70,691	33,481
Distributions from Operating Partnerships	3,704	884
Share of (Income) Loss from Operating Partnerships	163,147	167,069
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,584)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	65,533	66,132

Net cash (used in) provided by operating activities	45,607	(1,281)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,607	(1,281)

Cash and cash equivalents, beginning	40,375	21,723

Cash and cash equivalents, ending	$85,982	$20,442

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(321,859)	$(302,116)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	32,183	29,283
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	219,659	209,492
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	117,628	-
(Decrease) Increase in accounts payable affiliates	13,080	(11,920)

Net cash (used in) provided by operating activities	60,691	(75,642)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(4,211)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(4,211)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,691	(79,853)

Cash and cash equivalents, beginning	359,855	649,411

Cash and cash equivalents, ending	$420,546	$569,558

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(447,594)	$(434,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	72,434	41,837
Distributions from Operating Partnerships	1,657	711
Share of (Income) Loss from Operating Partnerships	290,995	311,741
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	117,628	-
(Decrease) Increase in accounts payable affiliates	76,695	76,695

Net cash (used in) provided by operating activities	111,815	(3,814)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(2,268)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(2,268)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,815	(6,082)

Cash and cash equivalents, beginning	185,952	343,255

Cash and cash equivalents, ending	$297,767	$337,173

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(424,159)	$(319,825)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	73,533	28,255
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	273,231	221,198
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(103,825)	71,175

Net cash (used in) provided by operating activities	(181,220)	422

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,220)	422

Cash and cash equivalents, beginning	791,833	864,250

Cash and cash equivalents, ending	$610,613	$864,672

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(498,796)	$(516,804)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	72,026	36,220
Distributions from Operating Partnerships	8,016	703
Share of (Income) Loss from Operating Partnerships	334,849	407,055
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(678)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(183,359)	41,641

Net cash (used in) provided by operating activities	(267,264)	(31,863)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(267,264)	(31,863)

Cash and cash equivalents, beginning	871,105	1,030,160

Cash and cash equivalents, ending	$603,841	$998,297

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(263,396)	$(278,504)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	23,794	25,973
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	167,694	193,820
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	362,333
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(87,618)	62,382

Net cash (used in) provided by operating activities	(159,526)	366,004

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,526)	366,004

Cash and cash equivalents, beginning	480,195	588,436

Cash and cash equivalents, ending	$320,669	$954,440

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. On April 18, 1996, an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series, became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series, became effective. On July 24, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series, became effective. On July 24, 2002 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 1, 2003 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.

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
June 30, 2009
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2009 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2009, an impairment of $16,813,106 was recorded and the lives of the remaining acquisition costs were reassessed.

Accumulated amortization of acquisition costs by Series as of June 30, 2009 and 2008 are as follows:

	2009	2008
Series 20	$ -	$ 33,042
Series 21	-	18,073
Series 22	-	56,794
Series 23	-	80,133
Series 24	-	94,391
Series 25	2,857	94,796
Series 26	8,581	158,600
Series 27	165,816	138,258
Series 28	-	30,526
Series 29	40,209	30,489
Series 30	26,085	196,320
Series 32	32,764	279,890
Series 33	2,995	251,412
Series 34	526,612	399,258
Series 35	18,072	1,132,788
Series 36	7,460	773,349
Series 37	29,562	739,104
Series 38	6,555	647,313
Series 39	5,518	570,563
Series 40	13,259	558,561
Series 41	70,691	720,970
Series 42	32,183	592,698
Series 43	67,960	768,409
Series 44	603,573	456,616
Series 45	72,026	528,145
Series 46	19,982	373,794
	$1,752,760	$9,724,292

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2009 and 2008, are as follows:
	2009	2008
Series 20	$ 84,438	$ 84,438
Series 21	38,387	45,093
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	56,934	56,934
Series 25	61,238	68,169
Series 26	108,689	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	82,851	84,495
Series 30	46,543	46,543
Series 31	91,038	91,038
Series 32	81,709	82,886
Series 33	43,491	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	61,708	61,708
Series 42	63,080	63,080
Series 43	76,695	76,695
Series 44	71,175	71,175
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,755,101	$1,771,559

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2009 and 2008 are as follows:
	2009	2008
Series 20	$ 50,000	$ -
Series 24	75,000	-
Series 25	50,000	-
Series 26	200,000	-
Series 28	25,000	50,000
Series 38	50,000	-
Series 39	50,000	-
Series 42	50,000	75,000
Series 44	175,000	-
Series 45	275,000	50,000
Series 46	150,000	-
	$1,150,000	$175,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2009 and 2008 the Fund has limited partnership interests in 504 and 512 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2009 and 2008 are as follows:
	2009	2008
Series 20	22	22
Series 21	12	13
Series 22	29	29
Series 23	22	22
Series 24	23	24
Series 25	20	22
Series 26	43	45
Series 27	16	16
Series 28	26	26
Series 29	21	22
Series 30	18	18
Series 31	26	26
Series 32	16	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	21	21
Series 42	23	23
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	504	512

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2009 and 2008 are as follows:
	2009	2008
Series 21	$ -	$ 236,479
Series 22	9,352	9,352
Series 24	9,999	9,999
Series 25	10,001	61,733
Series 26	14,490	29,490
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	10,197	45,783
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	298,561	298,561
Series 33	194,154	194,154
Series 34	-	8,244
Series 37	138,438	138,438
Series 40	102	8,694
Series 41	100	100
Series 42	452,937	452,937
Series 43	307,738	307,738
Series 44	590,561	702,126
Series 45	16,724	16,724
Series 46	20,138	20,138
	$2,347,899	$2,815,097

During the three months ended June 30, 2009 the Fund disposed of six Operating Partnerships. A summary of the dispositions by Series for June 30, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 21	1	-	$308,078	$210,200
Series 24	1	-	78,849	78,849
Series 25	2	-	38,836	38,836
Series 26	2	-	-	-

Total	6	-	$425,763	$327,885

During the three months ended June 30, 2008 the Fund did not dispose of any Operating Partnerships.

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2009.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

	2009	2008

Revenues
Rental	$41,110,174	$41,109,346
Interest and other	1,718,000	1,918,486

	42,828,174	43,027,832

Expenses
Interest	9,845,221	10,676,019
Depreciation and amortization	12,206,673	12,629,743
Operating expenses	27,522,198	26,195,860

	49,574,092	49,501,622

NET INCOME (LOSS)	$(6,745,918)	$(6,473,790)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(6,678,461)	$(6,409,052)

Net income (loss) allocated to other Partners	$(67,457)	$(64,738)

* Amounts include $3,738,261 and $1,671,972 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 20

	2009	2008

Revenues
Rental	$2,270,364	$2,398,072
Interest and other	249,293	263,764

	2,519,657	2,661,836

Expenses
Interest	613,713	638,601
Depreciation and amortization	569,709	607,031
Operating expenses	1,518,702	1,506,215

	2,702,124	2,751,847

NET INCOME (LOSS)	$(182,467)	$(90,011)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(180,642)	$(89,111)

Net income (loss) allocated to other Partners	$(1,825)	$(900)

* Amounts include $180,642 and $48,793 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 21

	2009	2008

Revenues
Rental	$1,073,709	$1,054,587
Interest and other	20,536	103,058

	1,094,245	1,157,645

Expenses
Interest	314,233	312,675
Depreciation and amortization	235,926	222,477
Operating expenses	656,873	737,866

	1,207,032	1,273,018

NET INCOME (LOSS)	$(112,787)	$(115,373)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(111,659)	$(114,219)

Net income (loss) allocated to other Partners	$(1,128)	$(1,154)

* Amounts include $111,659 and $85,150 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 22

	2009	2008

Revenues
Rental	$1,461,724	$1,523,528
Interest and other	74,922	82,599

	1,536,646	1,606,127

Expenses
Interest	287,667	346,477
Depreciation and amortization	441,623	476,099
Operating expenses	1,071,556	1,063,899

	1,800,846	1,886,475

NET INCOME (LOSS)	$(264,200)	$(280,348)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(261,558)	$(277,545)

Net income (loss) allocated to other Partners	$(2,642)	$(2,803)

* Amounts include $261,558 and $272,553 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 23

	2009	2008

Revenues
Rental	$1,617,693	$1,696,573
Interest and other	101,984	77,172

	1,719,677	1,773,745

Expenses
Interest	389,899	411,321
Depreciation and amortization	404,896	429,199
Operating expenses	1,243,581	1,205,850

	2,038,376	2,046,370

NET INCOME (LOSS)	$(318,699)	$(272,625)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(315,511)	$(269,898)

Net income (loss) allocated to other Partners	$(3,188)	$(2,727)

* Amounts include $315,511 and $293,696 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 24

	2009	2008

Revenues
Rental	$1,372,822	$1,368,849
Interest and other	31,157	30,401

	1,403,979	1,399,250

Expenses
Interest	308,346	348,780
Depreciation and amortization	390,169	391,388
Operating expenses	921,883	923,828

	1,620,398	1,663,996

NET INCOME (LOSS)	$(216,419)	$(264,746)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(214,255)	$(262,099)

Net income (loss) allocated to other Partners	$(2,164)	$(2,647)

* Amounts include $214,255 and $227,657 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 25

	2009	2008

Revenues
Rental	$2,537,583	$2,254,747
Interest and other	41,782	82,929

	2,579,365	2,337,676

Expenses
Interest	492,026	501,191
Depreciation and amortization	573,077	491,407
Operating expenses	1,757,508	1,569,199

	2,822,611	2,561,797

NET INCOME (LOSS)	$(243,246)	$(224,121)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(240,814)	$(221,880)

Net income (loss) allocated to other Partners	$(2,432)	$(2,241)

* Amounts include $231,829 and $155,649 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 26

	2009	2008

Revenues
Rental	$2,783,910	$2,694,033
Interest and other	78,767	104,436

	2,862,677	2,798,469

Expenses
Interest	535,618	523,258
Depreciation and amortization	611,585	707,201
Operating expenses	1,922,625	1,791,777

	3,069,828	3,022,236

NET INCOME (LOSS)	$(207,151)	$(223,767)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(205,079)	$(221,530)

Net income (loss) allocated to other Partners	$(2,072)	$(2,237)

* Amounts include $311,295 and $124,813 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 27

	2009	2008

Revenues
Rental	$2,043,021	$1,942,765
Interest and other	46,836	34,023

	2,089,857	1,976,788

Expenses
Interest	528,940	659,982
Depreciation and amortization	426,593	433,698
Operating expenses	1,103,221	996,134

	2,058,754	2,089,814

NET INCOME (LOSS)	$31,103	$(113,026)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$30,792	$(111,896)

Net income (loss) allocated to other Partners	$311	$(1,130)

* Amounts include $96,420 and $3,506 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 28

	2009	2008

Revenues
Rental	$1,668,464	$1,725,550
Interest and other	43,557	34,357

	1,712,021	1,759,907

Expenses
Interest	354,963	352,018
Depreciation and amortization	520,809	547,459
Operating expenses	1,281,783	1,153,209

	2,157,555	2,052,686

NET INCOME (LOSS)	$(445,534)	$(292,779)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(441,079)	$(289,850)

Net income (loss) allocated to other Partners	$(4,455)	$(2,929)

* Amounts include $279,615 and $6,810 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 29

	2009	2008

Revenues
Rental	$1,686,314	$1,675,328
Interest and other	94,222	92,559

	1,780,536	1,767,887

Expenses
Interest	456,728	504,426
Depreciation and amortization	585,016	614,534
Operating expenses	1,233,699	1,162,091

	2,275,443	2,281,051

NET INCOME (LOSS)	$(494,907)	$(513,164)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(489,958)	$(508,033)

Net income (loss) allocated to other Partners	$(4,949)	$(5,131)

* Amounts include $435,349 and $223,589 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 30

	2009	2008

Revenues
Rental	$1,298,797	$1,252,168
Interest and other	26,039	32,762

	1,324,836	1,284,930

Expenses
Interest	221,040	233,801
Depreciation and amortization	303,544	289,282
Operating expenses	977,918	916,194

	1,502,502	1,439,277

NET INCOME (LOSS)	$(177,666)	$(154,347)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(175,889)	$(152,803)

Net income (loss) allocated to other Partners	$(1,777)	$(1,544)

* Amounts include $115,516 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 31

	2009	2008

Revenues
Rental	$2,440,194	$2,537,454
Interest and other	75,761	120,788

	2,515,955	2,658,242

Expenses
Interest	471,066	563,492
Depreciation and amortization	773,192	777,741
Operating expenses	1,670,881	1,583,692

	2,915,139	2,924,925

NET INCOME (LOSS)	$(399,184)	$(266,683)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(395,192)	$(264,016)

Net income (loss) allocated to other Partners	$(3,992)	$(2,667)

* Amounts include $198,229 and $17,004 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 32

	2009	2008

Revenues
Rental	$1,527,663	$1,484,841
Interest and other	80,252	53,710

	1,607,915	1,538,551

Expenses
Interest	373,874	396,806
Depreciation and amortization	587,070	654,610
Operating expenses	1,063,986	912,650

	2,024,930	1,964,066

NET INCOME (LOSS)	$(417,015)	$(425,515)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(412,845)	$(421,260)

Net income (loss) allocated to other Partners	$(4,170)	$(4,255)

* Amounts include $228,357 and $36,225 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 33

	2009	2008

Revenues
Rental	$849,724	$894,814
Interest and other	29,974	34,401

	879,698	929,215

Expenses
Interest	239,061	254,831
Depreciation and amortization	281,407	313,883
Operating expenses	561,727	494,196

	1,082,195	1,062,910

NET INCOME (LOSS)	$(202,497)	$(133,695)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(200,472)	$(132,358)

Net income (loss) allocated to other Partners	$(2,025)	$(1,337)

* Amounts include $133,493 and $22,530 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 34

	2009	2008

Revenues
Rental	$1,498,984	$1,508,518
Interest and other	95,170	76,367

	1,594,154	1,584,885

Expenses
Interest	411,342	445,264
Depreciation and amortization	528,743	571,193
Operating expenses	875,789	846,517

	1,815,874	1,862,974

NET INCOME (LOSS)	$(221,720)	$(278,089)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(219,503)	$(275,308)

Net income (loss) allocated to other Partners	$(2,217)	$(2,781)

* Amounts include $178,789 and $2,967 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,

Series 35

	2009	2008

Revenues
Rental	$1,130,021	$1,089,288
Interest and other	50,848	51,325

	1,180,869	1,140,613

Expenses
Interest	270,328	306,143
Depreciation and amortization	385,632	397,083
Operating expenses	742,184	709,955

	1,398,144	1,413,181

NET INCOME (LOSS)	$(217,275)	$(272,568)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(215,102)	$(269,842)

Net income (loss) allocated to other Partners	$(2,173)	$(2,726)

* Amounts include $66,394 and $44,266 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 36

	2009	2008

Revenues
Rental	$836,791	$722,352
Interest and other	24,576	39,730

	861,367	762,082

Expenses
Interest	205,299	202,753
Depreciation and amortization	254,714	232,949
Operating expenses	501,647	446,899

	961,660	882,601

NET INCOME (LOSS)	$(100,293)	$(120,519)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(99,290)	$(119,314)

Net income (loss) allocated to other Partners	$(1,003)	$(1,205)

* Amounts include $13,753 and $1,994 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 37

	2009	2008

Revenues
Rental	$1,130,264	$1,090,130
Interest and other	52,583	42,215

	1,182,847	1,132,345

Expenses
Interest	229,271	349,017
Depreciation and amortization	400,900	375,929
Operating expenses	816,810	741,669

	1,446,981	1,466,615

NET INCOME (LOSS)	$(264,134)	$(334,270)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(261,493)	$(330,927)

Net income (loss) allocated to other Partners	$(2,641)	$(3,343)

* Amounts include $85,971 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 38

	2009	2008

Revenues
Rental	$831,903	$840,588
Interest and other	26,755	41,108

	858,658	881,696

Expenses
Interest	200,503	205,476
Depreciation and amortization	266,444	297,996
Operating expenses	540,685	491,473

	1,007,632	994,945

NET INCOME (LOSS)	$(148,974)	$(113,249)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(147,485)	$(112,116)

Net income (loss) allocated to other Partners	$(1,489)	$(1,133)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 39

	2009	2008

Revenues
Rental	$597,900	$628,025
Interest and other	39,375	54,458

	637,275	682,483

Expenses
Interest	128,775	142,741
Depreciation and amortization	232,698	249,658
Operating expenses	487,098	474,656

	848,571	867,055

NET INCOME (LOSS)	$(211,296)	$(184,572)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(209,184)	$(182,726)

Net income (loss) allocated to other Partners	$(2,112)	$(1,846)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 40

	2009	2008

Revenues
Rental	$810,838	$964,788
Interest and other	38,202	56,032

	849,040	1,020,820

Expenses
Interest	189,712	227,679
Depreciation and amortization	274,647	335,932
Operating expenses	569,572	626,073

	1,033,931	1,189,684

NET INCOME (LOSS)	$(184,891)	$(168,864)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(183,042)	$(167,176)

Net income (loss) allocated to other Partners	$(1,849)	$(1,688)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 41

	2009	2008

Revenues
Rental	$1,338,077	$1,296,177
Interest and other	50,267	52,216

	1,388,344	1,348,393

Expenses
Interest	418,363	414,433
Depreciation and amortization	402,719	431,211
Operating expenses	737,336	699,969

	1,558,418	1,545,613

NET INCOME (LOSS)	$(170,074)	$(197,220)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(168,373)	$(195,248)

Net income (loss) allocated to other Partners	$(1,701)	$(1,972)

* Amounts include $5,226 and $28,179 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 42

	2009	2008

Revenues
Rental	$1,452,557	$1,418,853
Interest and other	51,475	44,873

	1,504,032	1,463,726

Expenses
Interest	387,976	367,050
Depreciation and amortization	422,427	465,111
Operating expenses	1,019,974	890,849

	1,830,377	1,723,010

NET INCOME (LOSS)	$(326,345)	$(259,284)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(323,082)	$(256,691)

Net income (loss) allocated to other Partners	$(3,263)	$(2,593)

* Amounts include $103,423 and $47,199 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 43

	2009	2008

Revenues
Rental	$1,666,967	$1,636,054
Interest and other	79,642	51,133

	1,746,609	1,687,187

Expenses
Interest	394,106	353,021
Depreciation and amortization	598,071	611,597
Operating expenses	1,130,974	1,064,730

	2,123,151	2,029,348

NET INCOME (LOSS)	$(376,542)	$(342,161)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(372,777)	$(338,739)

Net income (loss) allocated to other Partners	$(3,765)	$(3,422)

* Amounts include $81,782 and $26,998 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 44

	2009	2008

Revenues
Rental	$1,676,776	$1,988,789
Interest and other	72,807	128,176

	1,749,583	2,116,965

Expenses
Interest	501,280	635,396
Depreciation and amortization	615,936	600,327
Operating expenses	964,779	1,104,674

	2,081,995	2,340,397

NET INCOME (LOSS)	$(332,412)	$(223,432)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(329,088)	$(221,198)

Net income (loss) allocated to other Partners	$(3,324)	$(2,234)

* Amounts include $55,857 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 45

	2009	2008

Revenues
Rental	$2,248,092	$2,201,250
Interest and other	95,181	97,315

	2,343,273	2,298,565

Expenses
Interest	560,585	615,446
Depreciation and amortization	779,644	756,488
Operating expenses	1,374,950	1,340,215

	2,715,179	2,712,149

NET INCOME (LOSS)	$(371,906)	$(413,584)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(368,187)	$(409,449)

Net income (loss) allocated to other Partners	$(3,719)	$(4,135)

* Amounts include $33,338 and $2,394 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 46

	2009	2008

Revenues
Rental	$1,259,022	$1,221,225
Interest and other	46,037	36,579

	1,305,059	1,257,804

Expenses
Interest	360,507	363,941
Depreciation and amortization	339,482	348,260
Operating expenses	774,457	741,381

	1,474,446	1,453,582

NET INCOME (LOSS)	$(169,387)	$(195,778)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(167,694)	$(193,820)

Net income (loss) allocated to other Partners	$(1,693)	$(1,958)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2009 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - SUBSEQUENT EVENT

The Fund has evaluated subsequent events through the date that the financial statements were issued, which was August 14, 2009, the date of the Funds's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2009 were $1,755,101 and total fund management fees accrued as of June 30, 2009 were $45,213,063. During the three months ended June 30, 2009, $1,150,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2009, an affiliate of the general partner of the Fund advanced a total of $1,659,971 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2009, $22,474 was advanced to the Fund from an affiliate of the general partner. The advances made in the three months ended, as well as the total advances made as of June 30, 2009, are as follows:

	Current
	Period	Total

Series 21	$ -	$ 108,007
Series 22	2,428	39,924
Series 23	2,464	50,200
Series 27	2,171	43,977
Series 33	2,589	37,117
Series 34	2,784	50,012
Series 36	2,533	112,579
Series 38	-	69,191
Series 39	-	220,455
Series 40	3,680	311,149
Series 41	3,825	344,263
Series 42	-	221,615
Series 43	-	51,482
	$22,474	$1,659,971

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2009.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended June 30, 2009, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 2 of the Operating Partnerships and 12 remain.

Prior to the quarter ended June 30, 2009, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2009, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of June 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended June 30, 2009, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in one of the Operating Partnership and 23 remain.

During the quarter ended June 30, 2009, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of June 30, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 2 of the Operating Partnerships and 20 remain.

During the quarter ended June 30, 2009, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of June 30, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in two of the Operating Partnerships and 43 remain.

During the quarter ended June 30, 2009, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of June 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended June 30, 2009, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of June 30, 2009. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended June 30, 2009, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of June 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in one of the Operating Partnership and 21 remain.

During the quarter ended June 30, 2009, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of June 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2009, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2009. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2009, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2009. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2009, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 4 Operating Partnerships in the amount of $298,561 as of June 30, 2009. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of another Operating Partnership. The loans and escrowed funds will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended June 30, 2009, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $194,154 as of June 30, 2009. Of the amount outstanding $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $69,154 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended June 30, 2009, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended June 30, 2009, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended June 30, 2009, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2009, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2009, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2009. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2009, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of June 30, 2009. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2009, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreement.

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

During the quarter ended June 30, 2009, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120.

During the quarter ended June 30, 2009, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 4 Operating Partnerships in the amount of $452,937 as of June 30, 2009. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $119,118 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2009, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of June 30, 2009. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2009, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $590,561 as of June 30, 2009. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,957 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2009, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreement.

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

During the quarter ended June 30, 2009, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 3 Operating Partnerships in the amount of $20,138 as of June 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2009 and 2008, the Fund held limited partnership interests in 504 and 512 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2009, are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 20	$ 69,282	$ 15,156
Series 21	(19,254)	57,641
Series 22	56,536	7,112
Series 23	46,816	13,250
Series 24	28,439	28,495
Series 25	8,191	53,047
Series 26	51,325	57,364
Series 27	57,677	21,124
Series 28	38,412	45,117
Series 29	49,651	33,200
Series 30	46,543	-
Series 31	78,479	12,559
Series 32	45,426	36,283
Series 33	43,491	-
Series 34	73,299	-
Series 35	54,631	2,459
Series 36	25,711	14,438
Series 37	48,716	2,500
Series 38	22,569	18,531
Series 39	34,200	-
Series 40	45,679	4,325
Series 41	42,732	18,976
Series 42	59,433	3,647
Series 43	72,330	4,365
Series 44	70,175	1,000
Series 45	76,478	15,163
Series 46	62,382	-
	$1,289,349	$465,752

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 20 reflects a net loss from Operating Partnerships of $(182,467) and $(90,011), respectively, which includes depreciation and amortization of $569,709 and $607,031, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit monitoring agency, the Illinois Housing Development Authority ("IHDA"), and high debt. The 2008 average occupancy was 82% and the average occupancy for the first half of 2009 was 81%. Occupancy decreased at the end of the second quarter of 2008, due to a number of evictions. Management had trouble re-leasing those vacated units, so the regional manager relaxed some applicant screening criteria, such as work history, which resulted in a number of approved applicants that would have previously been denied. In addition, a new site manager was hired in January 2009. With these changes, occupancy was up to 90% at the end of June 2009.

Due to several months of low occupancy, the property had insufficient cash to turn units and pay payroll and property management fees in early 2009. In May 2009, the investment partnership funded $16,238 to cover some payables associated with unit turn costs, as well as past due management fees and payroll. To date, the investment partnership has funded $48,625 to the Operating Partnership for operating deficits, of which $16,238 was funded in May 2009; $17,112 was funded in 2007; and the remainder was funded in prior years. The property operated slightly below breakeven in 2008 and has continued to operate below breakeven for 2009. The property should be able to breakeven at 94%; however, at the current occupancy level it is not possible to cover the cost of unit turnovers and pay debt service. The Operating Partnership previously established an operating reserve, which had a balance of approximately $78,000 at the end of the second quarter 2009; however, per the loan documents, this reserve functions as a debt service reserve, is controlled by the lender, and is only to be withdrawn from by the lender in the event of default under the loan agreement.

Several years ago, the operating general partner tried to improve the property's financial performance by refinancing the mortgage, but was unsuccessful. Currently, an affiliate of the investment general partner is serving as the operating general partner. The investment general partner had been attempting to find a replacement operating general partner and was in discussions with several interested parties; however, no offers resulted from these conversations. As a result, the investment general partner hired a real estate broker to evaluate the operating general partner interest and help identify additional operating general partner replacements. To date it has been difficult to find an unrelated third party willing to step in as the operating general partner for an underperforming property. The broker suggested that the most likely replacement operating general partner would be a non-profit entity. The investment general partner requested assistance from IHDA, which is also the second lender, in identifying such a non-profit; however, IHDA was unable to provide recommendations or identify specific non-profit developers. The Tax Increment Financing (the "TIF"), a reduced real estate tax program from the city, will expire in December 2009. The operating general partner is currently in the process of requesting an extension on the TIF.

In May 2009, management reported mold growth in the basement of the property. The basement of the building absorbed ground water after several weeks of heavy rain. The water eventually dissipated, but the excessive moisture in the basement caused rapid mold growth, mostly in the storage areas and stairwell of the basement. Mold growth also spread into the laundry room used by the residents. No resident units were affected. A mold inspection was performed in June 2009 and remediation bids, which are being reviewed, were received in July 2009. The preliminary estimates for the mold remediation are between $30,000 and $40,000. The operating general partner plans to begin remediation in July 2009. To date, there have been no reports or claims with regard to this mold issue from any residents.

The property taxes and insurance are current; however, in June and July 2009, the Operating Partnership was unable to make the debt service payment. The operating general partner made a request to the lender for a release of funds from the operating reserve, discussed above, to cover future deficits. The lender was not willing to release such funds. With the property unable to cover unit turnover costs, debt service, and the cost of a mold remediation, it is likely the property will be unable to make further debt service payments and will face foreclosure in the third or fourth quarter of 2009. The investment general partner and operating general partners have also discussed the possibility of a debt workout plan for this property with the lender; however, without access to the operating reserve, funds would need to be released from investment partnership reserves as part of such workout plan. The investment general partner has determined that the costs associated with maintaining the property through the end of the low income housing tax credit compliance period of December 31, 2010, are greater than the tax benefits associated with the tax credits. Any foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period will require the operating partnership to recognize tax credit recapture. The amount of tax credit recapture will vary based on the foreclosure sale year. If the foreclosure were to take place in 2009 the operating partnership will experience estimated recapture and interest of $558,817 equivalent to $142 per 1,000 BACs. If the foreclosure were to take place in 2010 the operating partnership will experience estimated recapture and interest of $292,999 equivalent to $74 per 1,000 BACs.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The property suffered a fire in the second quarter of 2006, causing twenty units to come off-line. The property was issued 8823s for the units taken off-line. Additionally, 8823s were issued to the property as a result of a State inspection completed prior to the fire. Management sent corrective documents to the Texas Department of Housing and corrected 8823s were received in the third quarter of 2008. Although 2008 average occupancy improved through the first two quarters, it decreased during the second half of the year to 78% as a result of vacancies caused by water damage from Hurricane Ike. In total, 64 units were affected, of which 46 were off-line. All units were back on line in the first quarter of 2009. All liability issues were addressed and corrected immediately following the storm. The estimated cost for repairs is $2,300,000, with insurance proceeds covering all expenses. Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in concession of $99 and a resident referral program of a $300 discount are in place. This has helped occupancy increase to 85% as of June 30, 2009 and average 84% for the quarter. The tax credit delivery period ended in 2005 and the low-income housing tax credit compliance period expires in December 2009. The mortgage, taxes, and insurance payments are current.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the second quarter of 2009, the property continues to operate below breakeven due to low occupancy and high operating expenses. Occupancy has dropped in 2009 and ended the second quarter at 68% occupied. The operating general partner has stated that the drop in occupancy is due to new competition in the area, depressed local economy and turnover in management. To help increase occupancy, management has increased marketing to local businesses. They are leaving fliers with property information, rental rates and specials. Management recently lowered the average rent by $20 to help increase occupancy. The rents are now comparable to local competition. Management has also implemented a resident referral program that has been effective in the past. A new property manager was hired in the second week of June 2009. She has extensive management experience and the operating general partner is very confident that she will be able to improve occupancy. The investment general partner will monitor the new property manager's progress and will have her "secret shopped" in the third quarter of 2009.

High maintenance, utility and bad debt expenses have also contributed to the decline in operations. The accounts payable balance remains high. Maintenance expenses are high due to the increased turnover at the property and the need to make vacant units rent ready. To retain residents and decrease turnover, management is offering incentives to current residents such as carpet cleanings, touch up painting and a renewal concession equal to one-half month's rent. Utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the city about potentially lowering rates, but has been unsuccessful. The investment general partner will work with management to strengthen their collection procedures and has asked management and the operating general partner to track their screening criteria to ensure they are renting to residents with strong rental history. The investment general partner addressed the high accounts payable issue with the operating general partner, who has stated that they will start advancing money to the Operating Partnership in the third quarter to help pay down the balance. The investment general partner will visit the property in the third quarter of 2009 to conduct a physical evaluation of the property and assess management. All taxes, insurance and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire with respect to Northfield Apartments LP.

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

Series 21

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 21 reflects a net loss from Operating Partnerships of $(112,787) and $(115,373), respectively, which includes depreciation and amortization of $235,926 and $222,477, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 96% in 2008 with operations below breakeven status. Through the second quarter of 2009, occupancy remains strong at 94%, and expenses remain below the State averages, but the property continues to operate below breakeven. Although occupancy is high and expenses remain reasonable, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. In 2008, the property operated with an average occupancy of 97% with below breakeven operations. Through the second quarter of 2009, occupancy has declined slightly averaging 92%, and operations remain below breakeven. Although occupancy is strong and expenses remain below the State averages, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the housing authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are all current.

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

The operating general partner requested use of operating reserve funds in order to pay for 2008 taxes; as such, the operating reserve balance is now $0 per the 2008 audit. In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed. In 2008, occupancy averaged 77%, and the property operated below breakeven for the year. Through the second quarter of 2009, average occupancy is 76%, and the property continues to operate below breakeven status. The manager/operating general partner noted that occupancy has increased to 83% as of month ending June 2009.

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

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property maintained an average occupancy of 96% in 2008 with below breakeven operations. Occupancy remains consistent with the prior year average through the second quarter of 2009. The property's operating expenses are below the State averages. Despite occupancy above 90%, low rental rates in the area continue to prevent the property from achieving breakeven status. The management agent continues to market the available units by working closely with the housing authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are all current.

Campton Housing Associates Limited Partnership (The Woods Apartments) is a 20-unit development located in Campton, NH. Despite strong occupancy, the property operated below breakeven in 2008 due to several unanticipated costs, which significantly increased operating expenses from the prior year. Utilities increased from the prior year because the fuel company did not bill the property for a portion of the 2007 consumption until 2008. In 2008, the property was charged with $6,351 in fuel, which was actually consumed in 2007. In addition, fuel rates went up. Maintenance expenses increased due to higher than expected snow removal costs. As a result of the amount of snow in 2008, the property required an additional $5,500 in snow removal expense to remove accumulated snow from the roof. Management was advised that if the snow was not removed, it could have caused significant damage to the roof. Management has budgeted for extra snow removal costs in 2009. Occupancy averaged 99% in 2008 and continues to be strong averaging 100% through the second quarter of 2009. Despite strong occupancy, the property is operating below breakeven due to high snow removal costs and high audit costs incurred in the first and second quarters. The property received a 10% rent increase, which went into effect January 1, 2009. Management expects the property to operate above breakeven in upcoming quarters and does not foresee any operational issues. All tax, insurance, and mortgage payments are current.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Centrum - Frederick LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,372,664 and cash proceeds to the investment partnership of $466,654. Of the total proceeds received, $88,576 represents a reimbursement of funds previously advanced to the Operating Partnership, and $55,000 represents reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $308,078 will be returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $97,878. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $210,200 as of June 30, 2009.

Series 22

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 22 reflects a net loss from Operating Partnerships of $(264,200) and $(280,348), respectively, which includes depreciation and amortization of $441,623 and $476,099, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy in 2008 averaged 90% and the property operated below breakeven. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. A 50-unit affordable housing complex is under construction nearby, but has been delayed due to financing difficulties. The property is sponsored by Illinois Development Housing Authority, and will rent units to tenants at or below 30% and 50% of the average medium income. Elks Tower rents to tenants at or below 60% of the average medium income. The operating general partner believes the new development may have a significant impact on their ability to lease units, so they have concentrated on tenant retention. In order to improve the curb appeal, the operating general partner plans to replace the carpets, roof and repaint, as funds are available. Occupancy averaged 93% through the second quarter of 2009, but the property continues to operate below breakeven due to low rent levels and high operating expenses. The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. In 2008, the property operated with an average occupancy of 97% with below breakeven operations. Through the second quarter of 2009, occupancy has declined slightly averaging 92%, and operations remain below breakeven. Although occupancy is strong and expenses remain below the State averages, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the housing authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are current.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. The Department of Housing and Community Development informed the investment general partner that the Department of Mental Health would be terminating its contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification, the investment general partner inspected the property and found areas of concern regarding the overall condition of the property. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing. In May 2007, the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner learned that there was a mortgagee sale of the property scheduled for June 14, 2007 and that this sale date had been extended from May 2007.

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

All units remained vacant through the fourth quarter of 2008. The property began making units available in 2009 and was 86% occupied as of the end of the first quarter of the year. Occupancy has remained stable at 86% through the second quarter and management hopes to be 100% occupied within the next month. Throughout negotiations regarding the foreclosing lender, the operating general partner transfer, and additional funding, the credit allocating agency repeatedly assured that credits would not be in jeopardy. Since that time, there have been senior staff changes at the credit agency that prompted the investment general partner to seek reconfirmation of the credit situation. Over the past two quarters, the investment general partner has made repeated attempts to contact the agency, with no response. The tax credit delivery period ended in 2007 and the low-income housing tax credit compliance period expires in 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in August 2008, and found the property in excellent condition. Although the 2008 annual occupancy averaged 94%, there was a slow decline throughout the second half of the year, ending at 85% occupancy in December 2008. The decline was due to layoffs in companies in Longmont and surrounding areas. The first half of 2009 showed a slight improvement averaging 89% occupancy. The second quarter of 2009 ended strong at 96% occupancy. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% in 2008. Despite the low occupancy, the Operating Partnership operated above breakeven in 2007 and 2008, due to management's ability to control operating expenses. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. At that time, the entire site staff left and new management was not able to replace the site staff until June 2008. During the 2008 site visit it was determined that management was not making units ready for occupancy in a timely manner and was cannibalizing vacant units in order to make other units rent-ready. The reason for the number of non-rent ready units was due mainly to staffing issues as there was only one maintenance person on staff to manage 160 units. Many of the tenants who had been approved by the prior management company were problematic and upon eviction and/or move-out left the units with significant damages. In September 2008, management hired an assistant maintenance technician. Currently, all units have been turned and brought back on-line and as of June 2009, occupancy was 92% with above breakeven operations. Management also improved applicant approval criteria so as to lease to more reliable tenants, and as a result, evictions are down at the property. Since June 2008, turnover costs have declined significantly and collections have improved due to becoming a primary focus of the staff. New marketing efforts have been effective. The operating general partner is planning on upgrading the amenities at the site as well as completing exterior improvements to enhance the marketability of the property. Currently all roofs are being replaced due to storm damage. The investment general partner will continue to monitor and assist management with marketing and leasing strategies and conduct the annual site visit to ensure that any deferred maintenance is being addressed in a timely manner. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. The property began experiencing a decline in operations in 2007 due to a combination of a decrease in occupancy and a $40,000 increase in insurance expenses. The decline in occupancy was due to a number of job losses in the area as turnover increased and occupancy dipped to 85% by year-end 2007. In addition, bad debt and evictions increased. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being made ready for occupancy. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy improved from 79% in March 2008 to 85% at year end 2008. Bayou Crossing continued to operate below breakeven in 2008 due to concessions, bad debt and vacancy all increasing significantly from historical operations. The increase in vacancy and bad debt is a direct reflection of Florida's economy as ongoing job losses have led to increased evictions and migration from the area. In response, management increased its marketing and outreach efforts and made improvements to the property's frontage to make the community more marketable. Through the first half of 2009, occupancy is averaging 92%; however, the property continues to operate below breakeven due to high economic vacancy. A site visit was conducted during the first quarter of 2009. The property was in good condition with no significant deferred maintenance. Units were being turned efficiently and the management staff was knowledgeable and effective. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Occupancy began to decline in July 2008 reaching 78%, from a previous six-month average of 86%. By year-end 2008, occupancy declined to 71%, with operations below breakeven status. Occupancy began to improve in the first quarter of 2009, reaching 76%, and has increased further in the second quarter of 2009 to 87%. The property is not in a highly populated area, limiting the applicant pool. The site manager has increased advertising and outreach. Additionally, resident referrals and rental concession programs continue to be offered. Property taxes and insurance are current. The low income housing tax credit compliance period expires at year-end 2009.

Series 23

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 23 reflects a net loss from Operating Partnerships of $(318,699) and $(272,625), respectively, which includes depreciation and amortization of $404,896 and $429,199, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Despite maintaining 100% occupancy and achieving above breakeven operations in 2008, replacement reserves have not been fully funded and the accounts payable balance is excessive. The balance sheet indicates that over $360,000 is due from an operating general partner affiliate for unapproved loans from the Operating Partnership, including an additional $58,500 to the operating general partner's operating company in 2008. The investment general partner visited the operating general partner at his corporate office to discuss these issues. The operating general partner stated that he would need to conduct additional research to understand how these sources were deployed. Asset management fees are guaranteed and remain outstanding. In 2008, the operating general partner brought up the idea of refinancing the debt on the property. The investment general partner replied via certified letter stating that any refinancing or additional debt on the property must be pre-approved by the investment general partner. The 2009 financial statements and occupancy reports have been requested, but have not been received. All taxes, insurance and mortgage payments are current. The Operating Partnership's low income housing tax credit compliance period expires on December 31, 2009. The investment general partner and the operating general partner have started discussions regarding disposition options upon the end of compliance period. The operating general partner has ordered an appraisal of the property.

South Hills Apartments, LP (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. In 2008, the property operated below breakeven due to the combination of low occupancy, low rental rates and an overly burdensome debt service. The average occupancy was 84%. Due to a number of job losses in the area, occupancy decreased and the property operated with an average occupancy of 79% through the second quarter of 2009. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance. Assistance is currently limited, as evidenced by the nine-month waiting list at the local housing authority. The property is also competing with newer properties, which offer superior amenity packages. Management is in constant communication with the nearby Air Force base and local employers and is placing advertisements in the weekly newspaper. The new manager is focusing on strengthening the resident base, increasing resident retention, and improving collections. Management has also increased concessions and resident referral rewards. The manager is proactive when it comes to lease renewals, contacting every resident to ask if they need any additional services. The on-site manager has made personal contact with specific employers in the immediate area that best support the property and has received permission to display brochures that promote the community in break rooms and at front desks. Management also changed the office hours to better accommodate working residents. Despite these steps, the property was not able to operate above breakeven through the second quarter of 2009. Per an agreement with the operating general partner, the management company (an affiliate of the operating general partner) is deferring all fees until operations improve and the property can support itself. Historically, the operating general partner has remained committed to this property and has continued to fund operating deficits in accordance with his operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that he will not be able to continue to fully support the operations due to financial problems. In June of 2009, the operating general partner notified the investment limited partner that the lender of South Hills Apartments served them with a Notice of Default and Election to Sell. The Operating Partnership did not make full payment in April and has not made the June payment on the mortgage. In addition, the mortgage is in technical default. The loan agreement states that the Operating Partnership will maintain a minimum of $50,000 in the combined escrow (real estate tax, insurance and replacement reserve) at all times. The Operating Partnership fell below the benchmark in April due to payment of the property taxes. The bank is also concerned that the operating general partner/guarantor is unable to continue to put cash into the property. The bank demanded a payment of $70,000 to be made by July 6, 2009, to cure the default. The operating general partner has engaged a consultant to contact the bank and work on resolving their concerns. The investment general partner will monitor this situation closely. The investment general partner has determined that the costs associated with maintaining the property through the end of the low income housing tax credit compliance period of December 31, 2010, are greater than the tax benefits associated with the tax credits. Any foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period will require the operating partnership to recognize tax credit recapture. The amount of tax credit recapture will vary based on the foreclosure sale year. If the foreclosure were to take place in 2009 the operating partnership will experience estimated recapture and interest of $687,973 equivalent to $202 per 1,000 BACs. If the foreclosure were to take place in 2010 the operating partnership will experience estimated recapture and interest of $360,713 equivalent to $106 per 1,000 BACs.

The real estate taxes and insurance payments are all current as of June 30, 2009.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in August 2008, and found the property in excellent condition. Although the 2008 annual occupancy averaged 94%, there was a slow decline throughout the second half of the year, ending at 85% occupancy in December 2008. The decline was due to layoffs in companies in Longmont and surrounding areas. The first half of 2009 showed a slight improvement averaging 89% occupancy. The second quarter of 2009 ended strong at 96% occupancy. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% in 2008. Despite the low occupancy, the Operating Partnership operated above breakeven in 2007 and 2008, due to management's ability to control operating expenses. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. At that time, the entire site staff left and new management was not able to replace the site staff until June 2008. During the 2008 site visit it was determined that management was not making units ready for occupancy in a timely manner and was cannibalizing vacant units in order to make other units rent-ready. The reason for the number of non-rent ready units was due mainly to staffing issues as there was only one maintenance person on staff to manage 160 units. Many of the tenants who had been approved by the prior management company were problematic and upon eviction and/or move-out left the units with significant damages. In September 2008, management hired an assistant maintenance technician. Currently, all units have been turned and brought back on-line and as of June 2009, occupancy was 92% with above breakeven operations. Management also improved applicant approval criteria so as to lease to more reliable tenants, and as a result, evictions are down at the property. Since June 2008, turnover costs have declined significantly and collections have improved due to becoming a primary focus of the staff. New marketing efforts have been effective. The operating general partner is planning on upgrading the amenities at the site as well as completing exterior improvements to enhance the marketability of the property. Currently all roofs are being replaced due to storm damage. The investment general partner will continue to monitor and assist management with marketing and leasing strategies and conduct the annual site visit to ensure that any deferred maintenance is being addressed in a timely manner. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. The property began experiencing a decline in operations in 2007 due to a combination of a decline in occupancy and a $40,000 increase in insurance expenses. The decline in occupancy was due to a number of job losses in the area as turnover increased and occupancy dipped to 85% by year-end 2007. In addition, bad debt and evictions increased. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being made ready for occupancy. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy improved from 79% in March 2008 to 85% at year end 2008. The property continued to operate below breakeven in 2008 due to concessions, bad debt and vacancy all increasing significantly from historical operations. The increase in vacancy and bad debt is a direct reflection of Florida's economy as ongoing job losses have led to increased evictions and migration from the area. In response, management increased its marketing and outreach efforts and made improvements to the property's frontage to make the community more marketable. Through the first half of 2009, occupancy is averaging 92%; however, the property continues to operate below breakeven due to high economic vacancy. A site visit was conducted during the first quarter of 2009. The property was in good condition with no significant deferred maintenance. Units were being turned efficiently and the management staff was knowledgeable and effective. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Series 24

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 24 reflects a net loss from Operating Partnerships of $(216,419) and $(264,746), respectively, which includes depreciation and amortization of $390,169 and $391,388, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. Occupancy averaged 84% in 2008, and continues to struggle in 2009 with occupancy averaging 80% through June 2009. Management is trying to be proactive in trying to keep residents in the units by supplying life skills to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the second quarter of 2009 have shown some stabilization, and are currently running below budget. Despite the decreased expenses the property continues to operate below breakeven due to the decreased occupancy and bad debt. The mortgage, real estate tax, insurance and required replacement reserve deposits are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees. The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a longstanding and ongoing commitment to the residents of Southwest Yonkers where their housing programs and service offices are located.

The operating general partner's most intensive community development work is focused in Nodine Hill where the property is located. The community organizer serves as the coordinator of the US Department of Justice's "Weed to Seed" initiative which combines law enforcement and social services in a coordinated effort to remediate problems in the neighborhood. The operating general partner has been instrumental in operating the Elm Street Neighborhood Center. The center offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Recently there have been some positive signs of development in the community, including a family medical practice, a deli, and a fish market. The tot lot has opened on the property and is a bright addition to the neighborhood. A site visit conducted in the fourth quarter of 2008 showed the property looked good, and was well maintained. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The operating general partner has a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. The City of Yonkers is currently undergoing significant growth. A casino has opened in the Yonkers Racetrack, and a water shuttle service has come on line that connects to the financial district in Manhattan. It is hoped that this growth will make this neighborhood a better place to live. In the short term, the operating general partner is working to increase occupancy levels, as well as working to educate the tenants so they do not fall behind in rent payments. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses and debt service. Operating expenses are high due mainly to inordinately high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had incidents of differential settlement resulting in cracked floor slabs, cracked brick veneer, racking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Thus far the operating general partner has advanced over $1,600,000 for repairs and operating deficits. Occupancy levels are consistently above 90% at Coopers Crossing. However, despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven. Through the first half of 2009, average occupancy is 95%, and the property continues to operate below breakeven. Debt service is high as the interest rate is 8.77%. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty; however, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service via an alternative arrangement with the lender so as to allow the property increased cash flow. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. The investment general partner will continue to work with management to improve occupancy and reduce expenses. In addition, a representative of the investment general partner will conduct a site visit during the third quarter of 2009 to determine additional capital needs. The mortgage, trade payables, property taxes and insurance are current.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana. During 2007, a rental increase was implemented effective for new move-ins or upon lease renewal. The rent increase caused a considerable amount of vacancies, as tenants could not afford the new rates. Although the Operating Partnership operated above breakeven during 2007, occupancy declined 11% to average 88% for the year. Although much of the occupancy decline was due to the rent increase, it was also attributed to the continued weakening of the local economy. Lakeway Apartments is approximately twelve miles away from the nearest town, Many, Louisiana. In Many, most of the apartment complexes offer rental assistance and substantial concessions. This is causing residents to vacate the Zwolle area. Both Many and Zwolle are towns that continue to struggle to keep residents in the area because several businesses have closed and there are not many employment opportunities. This is evidenced at Lakeway as there are twenty-two rental assistance slots, but only two Department of Housing and Urban Development (HUD) voucher tenants at the site. Although the operating general partner has a good rapport with the HUD representative in the parish, there are no new HUD vouchers to be provided. In addition, turnover of the on-site manager position has continued to hinder the circumstances on-site. Occupancy averaged 82% in 2008. Despite the relative low occupancy, the Operating Partnership operated above breakeven in 2008. In an effort to attract qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies, churches, and area employers. As a result of these efforts, occupancy improved to average 85% through the second quarter of 2009. The operating general partner is funding all deficits as necessary. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the property's 72 units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2008, occupancy averaged 85%, and the property operated below breakeven for the year. Through the second quarter of 2009, average occupancy has declined to 71%, and the property continues to operate below breakeven status. The primary reasons that the property continues to operate below breakeven status include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006, the property operated with a cash deficit due to maintaining an average occupancy of 88%. In 2007, average occupancy improved to 93%, and the property began operating above breakeven. In 2008, average occupancy increased to 94%, but the property operated slightly below breakeven. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants as well as putting into place a more stringent tenant selection criteria for new applicants. This has helped to decrease police calls to the site. Further, as rents had not been increased in the last four years, management increased rents significantly. Despite the increase, rents were still lower then the market average. Many tenants moved out as a result of the rental increase. Others moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 83% as of February 2009. Management increased marketing efforts and outreach in an effort to improve occupancy, but occupancy remains low at 80% as of June 2009. Management believes that occupancy should continue to improve through 2009 and the property should operate around breakeven for the year. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit due to maintaining an average occupancy of 89%. In 2007, average occupancy improved to 93%, and the property began operating above breakeven. In 2008, average occupancy declined to 92%, with operations slightly below breakeven. Due to performance concerns, the site manager was replaced during the fourth quarter of 2008. The concerns were due to poor tenant screening and other managerial concerns. The new manager began evicting problematic tenants and put into place more stringent applicant approval standards. Further, as rents had not been increased in the last four years, management increased rents significantly. Despite the increase, rents were still lower then the market average. Many tenants moved out as a result of the rental rate increase. Others moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 75% as of January 2009. Management increased marketing efforts and outreach. Occupancy has improved to 88% by the end of the second quarter of 2009. In addition, police incidents are down since the new manager assumed duties. Management believes that occupancy should continue to improve through 2009 and that the property will operate close to breakeven for the year. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. Occupancy began to decline in 2006 to an average of 82%, primarily due to lack of marketing. Management increased the frequency of newspaper advertising and occupancy improved through 2006 and 2007, reaching 91% by December 2007. However, the property operated below breakeven. In 2008, occupancy averaged 86%, but has declined to 67% as of the end of the second quarter 2009, with operations continuing below breakeven. As a result, management has received additional training in leasing and marketing. Due to resident complaints about maintenance issues, the staff has been replaced. The leasing office is now open Tuesday through Thursday evenings and every Saturday. In order to enhance the amenities at the site, a basketball court has been installed. The operating general partner continues to fund deficits as necessary. The accounts payable balance increased from 2007 to 2008, and the investment general partner will continue to monitor the balance to ensure that there is no impact on operations. The mortgage, real estate taxes, and insurance are current. The tax credit delivery period ended in 2006. The low income housing tax credit compliance period expires at year end 2010.

Centenary Housing, LP. (Centenary Tower Apartments) was a 100-unit senior property located in St. Louis, MO. The property operated at a deficit for the first time in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, third party management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St Louis had cited the property as a nuisance twice in 2006. The property's security and habitability had deteriorated sharply during the second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 - February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, the on-site manager was assaulted on the premises and the operating general partner was unable to re-establish a management presence at the property.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND. During 2007, the property operated with an average occupancy of 93%, which was a 12% improvement from the prior year. In 2008, average occupancy was 92%, and the property operated below breakeven due to high economic vacancy and high utility, real estate and turnover related expenses. Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants move as a group, it was not uncommon to have a dramatic number of move-outs as an entire extended family would move-out all at once. In addition, many of the tenants were unfamiliar with apartment living. As such, maintenance and utility costs have historically been inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs to no avail. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As such, occupancy declined to 79% in January 2009. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2009 and feels this is a necessary step in order to re-tenant the property and improve its community perception. In addition to the change in leasing strategies, physical improvements are being made to increase marketability including new landscaping and appliances. As of the end of the second quarter of 2009, occupancy was 88%, and the property is continuing to operate below breakeven. Management believes that occupancy should slowly improve throughout 2009. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

In May 2009, the investment general partner of Series 24 and Series 25, respectively, entered into an agreement to transfer its interest in Laurelwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,093,596 and cash proceeds to the investment partnerships of $108,413 and $53,397 to Series 24 and Series 25, respectively. Of the total proceeds received, $23,450 and $11,550 from Series 24 and Series 25, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $6,114 and $3,011 from Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $78,849 and $38,836 was returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $78,849 and $38,836 for Series 24 and Series 25, respectively, as of June 30, 2009.

Pahrump Valley is a 33-unit senior living facility located in Pahrump, Nevada. In 2008, the property maintained an average occupancy of 96% with operations below breakeven status. The 2008 deficit was funded by operating cash. The deficiency in operations can be attributable to operating expense related items of an aging property and low rent levels. The large increase in maintenance consists of higher utility rates and maintenance incurred from turnover. Management indicated that to combat the utilities increase, primarily due to water and sewer rates, some water saving devices such as new shower heads and faucets have been installed in units. Management has reported that turnover has decreased in 2009. The property will begin to fund turnover costs from a well funded replacement reserve account, as opposed to drawing down the operating cash account, as was the practice in 2008. In the first quarter of 2009, management received a $56/unit annual rent increase from USDA, but was denied a semi-annual rent request increase in the second quarter of 2009. At the end of June 2009, the property recorded occupancy of 94%, with operations slightly below breakeven. In the third quarter of 2009, management intends to request additional replacement reserve funds from USDA for rising utility costs. The mortgage, taxes, and insurance are all current.

Series 25

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 25 reflects a net loss from Operating Partnerships of $(243,246) and $(224,121), respectively, which includes depreciation and amortization of $573,077 and $491,407, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The operating general partner has received terms on new debt to refinance the existing permanent mortgage and bridge loan. In addition, the property received a significant increase in approved rents. The new debt terms and increased rents would allow the property to operate above breakeven. Management has transitioned its focus to the high tenant receivables it inherited. Through payment arrangements and ongoing evictions, outstanding rents are being collected and non-paying tenants are being evicted. Prior to the new management company assuming management duties, maintenance requests were not being addressed by the site staff. The new maintenance staff has been aggressive in addressing all outstanding tenant maintenance requests as well as developing a comprehensive preventative maintenance program. As a result, maintenance expense for 2008 is significantly higher than historical, but should normalize in 2009. The property operated below breakeven in 2008 due to high operating expenses as new management stabilized the property. Through the first half of 2009, average occupancy is 90%, and the property is operating above breakeven due mainly to reduced expenses, vacancy and the approved rental increase. Since assumption of the operating general partner position, the operating general partner has continued to fund operating deficits despite fulfilling the obligations per the Operating Partnership agreement. The investment general partner will continue to work with the operating general partner in refinancing the outstanding debt as well as continue to work with the new management company to assist in improving collection and leasing efforts. All real estate tax, insurance, and mortgage payments are current.

M.R.H., LP (The Mary Ryder Home), is a 48-unit property located in St. Louis, MO. Despite strong occupancy, the property operated with a deficit in 2007. The loss was due to a large increase in real estate taxes in 2007. In 1997, the City of St. Louis granted the property a tax abatement which expired in 2006. The operating general partner erroneously thought the abatement went through 2007, so they had not budgeted for the large increase in real estate taxes. Per the operating general partner, the City of St. Louis will not extend the abatement; however, the operating general partner is working with his counsel to appeal the assessment for the upcoming tax year. In the fourth quarter of 2008, the operating general partner began discussing the assessment with the firm who did the original appraisal of the property. The assessment firm is confident that the Operating Partnership can successfully appeal the assessment and has offered its services pro-bono. The operating general partner and the tax firm are waiting for the new assessment to be issued in the third quarter of 2009. At that time, they will appeal the assessment. The process will begin as an informal appeal to the City Assessor; however, if necessary, they will file a formal appeal with the City. The next step would be a formal appeal to the State; however, the operating general partner and the assessment firm do not expect the appeal to go as far as the State. If the appeal process is not successful, the investment general partner and operating general partner will work together to determine if a withdrawal request from the operating reserve will be required to cover the real estate tax expense. The property continues to operate below breakeven through the second quarter of 2009 due to high operating expenses. The current deficits are being funded through charitable contributions and operating general partner advances. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount.

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

In May 2009, the investment general partner of Series 24 and Series 25, respectively, entered into an agreement to transfer its interst in Laurelwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,093,596 and cash proceeds to the investment partnerships of $108,413 and $53,397 to Series 24 and Series 25, respectively. Of the total proceeds received, $23,450 and $11,550 from Series 24 and Series 25, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $6,114 and $3,011 from Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $78,849 and $38,836 will be returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $78,849 and $38,836 for Series 24 and Series 25, respectively, as of June 30, 2009.

Series 26

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 43 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 26 reflects a net loss from Operating Partnerships of $(207,151) and $(223,767), respectively, which includes depreciation and amortization of $611,585 and $707,201, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In June 2009, the investment general partner entered into an agreement to transfer its investment limited partner interest in Cameron Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $578,473 and cash proceeds to the investment limited partner of $0. There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of June 30, 2009.

The Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. In 2007, occupancy declined as a result of management evicting non-paying tenants as well as tenants moving out due to the condition of the property. The property is in need of interior and exterior rehabilitation. The operating general partner is working with Rural Development to set up a workout plan because the complex does not have the cash flow to cover the cost of the necessary repairs. In 2008, occupancy averaged 92% and the property operated at breakeven. Through the second quarter of 2009, occupancy dipped slightly to 88%, and the property continued to operate below breakeven. Additionally, there are mandatory Texas Department of Housing and Community Affairs (TDHCA) repairs that need to be addressed. TDHCA and Rural Development have encouraged the operating general partner to file an application for a Housing Trust Fund loan totaling $500,000 to rehabilitate the property.  The operating general partner submitted the application and is awaiting reply. Management is diligently following up with recent traffic and inquiries, as well as posting advertisements on free on-line sites, local grocery stores, businesses and restaurants in an effort to increase occupancy to generate additional revenue. Other measures include blanketing the immediate area with flyers and working with local non-profit agencies and area employers. The investment general partner will monitor the progress of the proposed Housing Trust Fund loan. The low income housing tax credit compliance period expires in 2010. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2007, the property operated with an average occupancy of 90%, which was a 10% increase from the prior year. Despite this increase, there was a decline in occupancy during the last two months of 2007, as occupancy ended the year at 77%. Through 2008, occupancy improved to an annual average of 87% and operated below breakeven due to high economic vacancy, high real estate taxes and high utility expenses. Historically, management at this property has coordinated with Lutheran Social Services to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs to no avail. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As such, occupancy declined to 69% as of March 2009. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2012. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacement are being made to increase the marketability of the project. As of the end of the second quarter of 2009, occupancy was just below 80% and the property was operating below breakeven. Management believes occupancy should slowly improve, but realistically won't break 90% in 2009. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90%. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. Average occupancy for 2007 was 92%, an 11% improvement from the prior year. Despite this improvement, Grandview operated below breakeven for the year due to higher than average expenses from turnover costs and bad debt expense. In 2008, average occupancy declined to 85%, and the property continued to operate below breakeven due to high vacancy, high real estate taxes, turnover costs and utility expenses. Historically, management at this property has coordinated with Lutheran Social Services to provide housing to new Americans despite no rental or credit history. As a result, the property has been affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs were inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs to no avail. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As such, occupancy declined to 80% by year end 2008. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2011. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacement are being completed to enhance the marketability of the property. As of the end of the second quarter of 2009, occupancy was 89% with operations just below breakeven status. Management believes occupancy should slowly improve throughout 2009. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2007 the property operated with an average occupancy of 92%, which was a 12% improvement from the prior year. Through 2008, average occupancy was 83%, and operations were below breakeven due to high economic vacancy, real estate taxes, turnover costs and utility expenses. Historically, management at this property has coordinated with Lutheran Social Services to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants moved as a group, it was not uncommon to have a dramatic number of move-outs as an entire extended family would move-out all at once. In addition, many of the tenants were unfamiliar with apartment living. As such, maintenance and utility costs have historically been inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs to no avail. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As such, occupancy declined to 75% during the fourth quarter of 2008. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2010. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliances are being made to increase the marketability of the property. As of the end of the second quarter of 2009, occupancy was just below 79%, and the property was operating below breakeven. Management believes occupancy should slowly improve, but realistically won't break 90% in 2009. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2007, the property operated with an average occupancy of 86%, which was down by 6% from the prior year. As a result of the increase in vacancies, the property operated slightly below breakeven in 2007. In 2008, average occupancy was 94% and the property operated above breakeven for the year. However, during the fourth quarter, occupancy declined to 83%. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants. Now more stringent tenant selection criteria are in place to help reduce bad debt and improve the reputation of the community going forward. Despite the December 2008 rent increase, rents are still lower than market averages. Many tenants moved out as a result of the rent increase and others were evicted, resulting in a decline in occupancy to below 80% in March 2009. Management increased marketing efforts and outreach and was able to improve occupancy to 88% by the end of the second quarter of 2009. In addition, police incidents are down. Management believes that occupancy should continue to improve through 2009 and that the property should operate close to breakeven for the year. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2007 was 72% with operations below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is located in a highly competitive area. The 2007 decline in occupancy was due primarily to new townhouse units with garages being built in the immediate area, offering rents that were competitive to those at East Park Apartments. The Operating Partnership is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property had experienced an increase in turnover as the families move to the larger townhouse homes. In early 2007, a Wal-Mart opened next to the property. This had a significant impact on the property's performance as the property became highly visible and was now located in a more desirable area. In addition, more resources are being committed to the property in order to make the units more marketable. In 2008, the operating general partner began replacing appliances, carpet and flooring. In addition, the roof was replaced. In 2009, new siding is being installed and the parking lot will be resurfaced and re-striped. Occupancy improved by 20% in 2008 from the prior year and the Operating Partnership continues to operate above breakeven. Through the first half of 2009, occupancy is averaging 85% and the property continues to operate above breakeven. All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. In 2007, the property operated below breakeven with an average occupancy of 60%. In July 2008, the investment general partner conducted a site inspection at the property. The results indicated that the property was in need of repairs and cleaning. At the time of the inspection, all ten units were vacant. The operating general partner reports that the complex has been shut down, as it is not viable in its current condition. The operating general partner's guarantee expired in 2002. In 2009, the investment general partner will continue to work with the operating general partner in an effort to bring the property back on-line. The low income housing tax credit compliance period expires in 2011. All real estate tax, mortgage, and insurance payments are current. The operating general partner has confirmed he will continue to keep these items current.

Warrensburg Heights Limited Partnership (Warrensburg Heights) is a 28-unit elderly property located in Warrensburg, Missouri. The property operated slightly below breakeven in 2008 as a result of low occupancy. Average occupancy in 2008 was 76%. Occupancy was an issue in 2008 due to a limited amount of rental assistance and a saturated rental market. The town of Warrensburg and the surrounding area are comprised of hundreds of rental units and more are being built. It is difficult for Warrensburg Heights, an older property, to compete with the newer properties. The property operated above breakeven through the first quarter of 2009 due to improved occupancy. As of June 30, 2009, occupancy was 89%. Occupancy improved from 2008 due to the hiring of a new site manager who focused efforts on extensive advertising. Throughout the second quarter of 2009, the site manager ran daily and weekly newspaper ads in the Warrensburg paper, created daily shoppers, posted flyers in convenience stores, and placed flutter flags and vacancy signs at the complex. Social Service agencies were contacted for referrals. These marketing efforts are anticipated to further increase occupancy in the third quarter of 2009 and maintain operations above breakeven status. The mortgage payments, taxes, and insurance are current.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Edgewood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,216,737 and cash proceeds to the investment partnership of $34,094. Of the total proceeds received, $24,969 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves held by Series 26. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

Calgory Apartments III, LP (Calgory Apartments III) is a 24-unit development in Bismarck, ND. In 2008, average occupancy was 94% and the property operated slightly below breakeven for the year. However, during the fourth quarter, occupancy declined to 83%. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants. Now more stringent tenant selection criteria are in place to help reduce bad debt and improve the reputation of the community going forward. Despite the December 2008 rent increase, rents are still lower than market averages. Many tenants moved out as a result of the rent increase and others were evicted, resulting in a decline in occupancy to 75% as of June 2009. Management has increased marketing efforts and outreach with the hopes of increasing occupancy back above 90% by year end. In addition, police incidents are down. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit, senior property, located in Salem, Arkansas. In 2008, occupancy averaged 76% and the property operated breakeven. The low occupancy, combined with slightly higher than average operating expenses, caused the decline in operations. The property receives rental assistance for 28 units, but the target market of residents is limited. The property is offering two months of free rent as a leasing incentive. The management company continues to advertise heavily in the immediate and surrounding areas. Occupancy has averaged 68% through the second quarter of 2009 and operations were below breakeven. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current.

Series 27

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 27 reflects a net income (loss) from Operating Partnerships of $31,103 and $(113,026), respectively, which includes depreciation and amortization of $426,593 and $433,698, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. This property operated with an average occupancy of 91% through the second quarter of 2009. Despite this high occupancy, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders, but the net operating income of the property cannot support a new loan. Per an agreement with the operating general partner, the management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner continued to fund deficits through the third quarter of 2008, his guarantee being unlimited in time and amount, but ceased to fully support the property's operations in the fourth quarter of 2008. As of the end of the second quarter of 2009, the 2008 real estate taxes, in the amount of $12,841 had not been paid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1. A tax sale occurred on June 15, 2009. To prevent the property being given to the new tax sale holder, the investment general partner advanced funds to the Operating Partnership in July of 2009 to pay the taxes; they are now current. The mortgage and insurance payments are also current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2007 due to increasing resident receivables and high operating expenses. Occupancy was at 96% as of June 2009, but tenant collections remain an issue and accounts payable continued to increase. Management has been pursuing a more aggressive collection and eviction procedure. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely. A 2% rent increase was effective for January 2009 and a special increase requested for the maximum amount allowable of 10% was approved by New York State Division of Housing and Community Renewal (DHCR) effective June 2009. Additional increases are being proposed for 2010 and 2011. The requests hinge on the property's inability to pay expenses at the current rent levels. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. The property pays no real estate taxes as the result of the operating general partner's non-profit, tax-exempt status. In January 2009 the operating general partner received approval from the lender and DHCR for release of operating reserve funds to bring the mortgage payments current. In the second quarter of 2009, the investment general partner met with management and the operating general partner and completed a site inspection. The visit revealed that the property is very well maintained physically; however, there are management and policy issues in the areas of collections and bookkeeping. Insurance payments are current and the operating general partner has funded deficits, but not at the levels required. The operating general partner has stated that there are funds available to address future deficits as needed.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2008, the property operated above breakeven, despite a drop in occupancy from 2007 levels. The property was helped by the low floating rate on the bond. Through the second quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bond, increased occupancy and management's efforts to decrease expenses. While occupancy has increased, it is still not considered strong. As of June 30, 2009, the property was 85% occupied and 95% leased. The investment general partner and management have been working together to address the continued turnover and occupancy issues. To help improve occupancy, management has increased local advertising and is offering leasing concessions. Management has revised their screening and collections policy to make them more stringent. To retain residents, management has increased activities at the site to make residents feel more at home. They have at least two events per month including birthday parties, holiday parties and GED classes with additional activities for the children held through the summer months. While the property manager appears strong, occupancy continues to struggle due to management's inability to obtain funding necessary to turn the vacant units. The investment general partner addressed this issue with the operating general partner in the second quarter of 2009. The investment general partner suggested that the operating general partner contact the lender in regards to releasing the replacement reserve money directly to the contractors as the work is being completed. In the past the operating general partner would have to pay for the work up front, and then be reimbursed once the work was completed. The lender has agreed to release the reserve money early. The work on the units is currently in progress with an aniticpated completion date of August 31, 2009. Both the accounts payable and the bad debt have shown vast improvements at the end of the second quarter. Since the property never converted to a fixed rate financing, all operating deficits are guaranteed by the operating general partner's completion guarantee. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy continues to improve. All tax, mortgage, and insurance payments are current.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. During 2007, the property operated with an average occupancy of 95%, which was a 10% improvement from the prior year. In 2008, average occupancy was 92%, and the property operated below breakeven due to high economic vacancy, utility costs, real estate taxes and turnover related expenses. Historically, management at this property has coordinated with Lutheran Social Services to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants move as a group, it was not uncommon to have a dramatic number of move-outs as an entire extended family would move-out all at once. In addition, many of the tenants were unfamiliar with apartment living. As such, maintenance and utility costs have historically been inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs to no avail. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2010. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacements are being made to increase the marketability of the property. Through the first half of 2009, average occupancy is 94%, and the property is operating close to breakeven. Management believes occupancy should slowly improve throughout 2009. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 28

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 28 reflects a net loss from Operating Partnerships of $(445,534) and $(292,779), respectively, which includes depreciation and amortization of $520,809 and $547,459, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. During 2007, occupancy averaged 83% and the property operated below breakeven status. Rents were increased in 2007, and a number of residents were evicted as a result of non-payment of rent, lease violations, or suspected criminal activity. In 2008, the rent increase added approximately $3,000 in additional revenue and operating expenses decreased substantially from 2007 levels. In 2008, occupancy averaged 77% and the property operated below breakeven. Management has had difficulty maintaining occupancy. Several units that turned over due to non-payment of rent had damages. Occupancy ended the second quarter of 2009 at 67%. Management continues to market the complex aggressively while enforcing strict resident selection standards to minimize non-payment issues. According to the first quarter 2009 un-audited financial statements, maintenance expenses were 120% over budget and were 215% above the same period last year. According to the site manager, the increase in expenses is due to Rural Development required repairs. Expenses are expected to stabilize over the remainder of 2009.

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. An insurance adjuster has been to the site to review damages. Preliminary reports cite shingles missing from all buildings, the complex sign is down, and screens and windows need to be replaced and/or repaired. An insurance claim has been submitted and all related labor and materials are being priced. The operating general partner is planning to use his construction company to complete the repairs; however, the insurance proceeds have not been released. The Operating Partnership is not expected to breakeven in 2009. The investment general partner will continue to monitor occupancy and assist management in finding ways to improve operations going forward. Furthermore, the investment general partner will continue to monitor the progress of the insurance claim and the repairs to the property, as well as assisting the operating general partner gaining approval for a much needed rent increase. The operating general partner is funding deficits as necessary. The guarantee is unlimited in amount until the end of the low income housing tax credit compliance period in 2012. All real estate tax, mortgage, and insurance payments are current.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family rehabilitation property located in Marlette, MI. In 2008, the property operated below breakeven due to a drop in occupancy and an increase in administrative and maintenance expenses. The property also recorded a slight increase in accounts payable in 2008. At the end of 2008, the property manager was replaced. The new site manager believes that at the very minimum the property should have occupancy for 44 out of the 48 units, due to subsidies on 44 units. The new site manager increased occupancy throughout the first quarter of 2009, but it has since dropped due to the eviction of difficult tenants that were admitted in 2008. Occupancy was 90% as of the end of the second quarter. There is one unit currently off-line due to flooding that occurred underneath the building. Maintenance graded the grounds in 2008 to rectify the flooding problem. The affected unit is in the process of being repaired and is expected to be back on-line by the fourth quarter of 2009. These repairs are being funded by replacement reserves, as the insurance deductible exceeded the refurbishment costs. Management does not foresee any large maintenance problems in 2009, and has been able to reduce the accrued payables total. Management is going to attend a "continuum of care" conference in the third quarter of 2009 with the objective of attaining vouchers for the 4 non-subsidized units. The mortgage, taxes, and insurance are all current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2007, the operating general partner reached out to the Louisiana Housing Finance Agency (LHFA) to prove that a substantial rent increase was essential to keep the complex running. Management was aware that the complex would lose most of the tenants when the new rates were applied. However, they were able to illustrate that this would be the groundwork for turning the project around. LHFA agreed and a $50 per unit rent increase was implemented on all units. As expected, tenants moved out or skipped, as they could not afford the new rates. As a result, occupancy averaged 62% for 2007, yet the rent increase helped to generate as much revenue as was received in 2006. In 2008, occupancy averaged 62%, and the property operated below breakeven. In addition to the rent increase, the vacancy problems were also attributed to a new manager who was experienced with troubled properties. Aggressive efforts to improve the resident base resulted in evictions filed as a result of non-payment of rent, lease violations, and/or suspected criminal activity. The operating general partner is hopeful that the manager's experience will help to improve occupancy and operations in 2009. In an effort to bring in more qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies and area employers. Occupancy at the end of the second quarter 2009 was 73% and the property continues to operate below breakeven status. The operating general partner continues to fund all deficits as necessary by deferring fees. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

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

In 2008, the property operated with an average occupancy of 99% with below breakeven operations. In 2009, occupancy remains strong at 100%. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low income housing tax credit compliance period expires in 2011.

Series 29

As of June 30, 2009 and 2008, the average Qualified Occupancy for the Series was 96.4% and 96.0%, respectively. The series had a total of 21 properties at June 30, 2009, of which 20 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 29 reflects a net loss from Operating Partnerships of $(494,907) and $(513,164), respectively, which includes depreciation and amortization of $585,016 and $614,534, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. Therefore, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment limited partner's losses. Counsel is currently attempting to resolve jurisdictional issues in order to pursue the guarantors in Massachusetts. The guarantors' financial strength and likelihood of recovery are unknown at this time.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Despite average occupancy of 79% during 2007, the property operated above breakeven. In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007. Occupancy has shown signs of improvement, averaging 85% for 2008 and increasing slightly to 88% through the first quarter of 2009, but decreased again to 81% in April, May, and June. Year-to-date operations appear to be slightly below breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the second quarter of 2009, the property continues to operate below breakeven due to low occupancy and high operating expense. Occupancy dropped in 2009 and ended the second quarter at 73% occupied. The operating general partner has stated that the drop in occupancy is due to new competition in the area, a depressed local economy and turnover in management. To help increase occupancy management has increased marketing to local businesses. They are leaving fliers with property information and current rates. Management recently lowered the average rent by $20 to help increase occupancy. The rents are now comparable to local competition. Management has also implemented a resident referral program that has been effective in the past. A new property manager was hired in the second week of June 2009. She has extensive management experience and the operating general partner is very confident that she will be able to improve occupancy. The investment general partner will monitor the new property manager's progress and will have her "secret-shopped" in the third quarter of 2009.

High maintenance, utility and bad debt expenses have also contributed to the decline in operations. Maintenance expenses are high due to the increased turnover at the property and the need to make vacant units rent ready. To retain residents and decrease turnover, management is offering incentives to current residents such as carpet cleanings, touch up painting and a renewal concession of half off first month's rent. Utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the city about potentially lowering rates, but has been unsuccessful. The investment general partner will work with management to strengthen their collection procedures and has asked the management and the operating general partner to track their screening criteria to ensure they are renting to residents with strong rental history. The investment general partner will visit the property in the third quarter of 2009 to conduct a physical evaluation of the property and assess management. All taxes, insurance and mortgage payments are current.

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

Lease-up was very slow through the year and as of December 2008, the property was 54% physically occupied and 58% leased with below breakeven operations. In the second quarter of 2009, lease-up continued to be slow, and as of June 30, 2009, the property was 67% occupied. According to management, the slow lease up is due to poor economic conditions. Many potential residents (seniors) are unable to sell their houses and many seniors are moving in with their children to provide an extra income for the family. To accelerate leasing, management is advertising on local buses and in all local senior newspapers, and offering one month free rent as a referral fee to its current residents. Also, management hosts monthly bingo sessions and offers daily blood pressure screenings. Due to the unanticipated slow lease-up, management has revised its original projections by pushing the lease-up date from October 2008 to September 2009.

Jackson Partners, LP, (Arbor Park Apartments) is a 160-unit property located in Jackson, Mississippi. Through the second quarter of 2009, the property has operated above breakeven with the help of improved occupancy, the low floating rate on the bonds and management's efforts to lower expenses. As of June 30, 2009 the occupancy was 89% and the property was 96% leased. This is a vast improvement from 2008 average occupancy of 78%. In 2008, the drop in occupancy was the result of evictions of some troublesome residents and competition from the new supply of single family tax credit homes that were in lease-up. The lease-up has concluded on the new single family homes in the second quarter and management feels that they will be able to stabilize occupancy in the mid-90's by the end of the third quarter. In order to compete with the new competition, management is promoting move-in specials such as one free month of rent, no security deposits and waiving application fees. To retain residents and decrease turnover, management is offering incentives to current residents such as carpet cleanings, touch up painting and a renewal concession of half off first month's rent. The total operating expenses have shown an improvement through the second quarter of 2009. Both the administrative expense and bad debt have made sizable improvements from 2008. The operating expenses that continue to hinder operations are maintenance expenses due to turnover, utility and real estate taxes. The utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the city about potentially lowering rates, but has been unsuccessful. Management has also appealed the high taxes to the City of Jackson, but the city did not lower the assessment. Tenant receivables have dropped at the end of the second quarter, but the accounts payable remain high. The investment general partner has talked with the operating general partner about the high payables at this property. The operating general partner has stated that they will begin to advance funds to the property in the third quarter to help lower the payables. The investment general partner will continue bi-monthly calls with management to monitor operations. The investment general partner will visit the property in the third quarter of 2009 to conduct a physical evaluation of the property and assess management. All tax, mortgage, and insurance payments are current.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2008, the property operated above breakeven, despite a drop in occupancy from 2007 levels. The property was helped by the low floating rate on the bond. Through the second quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bond, increased occupancy and management's efforts to decrease expenses. While occupancy has increased, it is still not considered strong. As of June 30, 2009, the property was 85% occupied and 95% leased. The investment general partner and management have been working together to address the continued turnover and occupancy issues. To help improve occupancy, management has increased local advertising and is offering leasing concessions. Management has revised their screening and collections policy to make them more stringent. To retain residents, management has increased activities at the site to make residents feel more at home. They have at least two events per month including birthday parties, holiday parties and GED classes with additional activities for the children held through the summer months. While the property manager appears strong, occupancy continues to struggle due to management's inability to obtain funding necessary to turn the vacant units. The investment general partner addressed this issue with the operating general partner in the second quarter of 2009. The investment general partner suggested that the operating general partner contact the lender in regards to releasing the replacement reserve money directly to the contractors as the work is being completed. In the past the operating general partner would have to pay for the work up front, and then be reimbursed once the work was completed. The lender has agreed to release the reserve money early. The work on the units is currently in progress with an aniticpated completion date of August 31, 2009. Both the accounts payable and the bad debt have shown vast improvements at the end of the second quarter. Since the property never converted to a fixed rate financing, all operating deficits are guaranteed by the operating general partner's completion guarantee. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy continues to improve. All tax, mortgage, and insurance payments are current.

Series 30

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 30 reflects a net loss from Operating Partnerships of $(177,666) and $(154,347), respectively, which includes depreciation and amortization of $303,544 and $289,282, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. In 2007, management had issues processing applications in a timely manner, resulting in move in delays. Many prospective residents were discouraged by the delays and often chose to live elsewhere. The investment general partner worked with the operating general partner to improve his affiliated management company's policies and procedures to increase application-processing speed and improve leasing techniques. Occupancy rebounded in 2007 with a 98% average and remained strong in 2008 averaging 94%. Occupancy averaged 93% through the second quarter of 2009.

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

Contractual services were high in the first quarter of 2008 because the grounds service company was not billing the property in a timely manner. Accumulated invoices from 2007 were all received in the first quarter of 2008. The property terminated its contract with this company and grounds are now maintained in-house. To further reduce expenses, Pen Bay Builders took over the full janitorial contract in 2008. Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly. The issue has been corrected, but the property was charged for several 2007 amounts in 2008. Bad debt was also an issue for the property in 2008. This was a result of poor on-site management. The on-site manager was not being aggressive enough on rent collections and was terminated in the fourth quarter of 2008. A new on-site manager was assigned to the property in the second quarter of 2009. High operating expenses and high bad debt coupled with the dip in occupancy resulted in below breakeven operations for 2008. The property continues to operate below breakeven through the second quarter of 2009 due to high operating expenses. Utilities were over budget in the first quarter because of higher than expected gas expenses. Maintenance expenses were high due to several unexpected expenses in the first quarter. A tenant accidentally flooded their bathtub, which damaged their unit and the unit below. The units required cleaning and carpet cleaning to repair the water damage. The property also had multiple HVAC service calls in the first quarter, which contributed to high maintenance expenses. The investment general partner will visit the property in the third quarter of 2009 to inspect the property and evaluate the new on-site manager. The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company (Pen Bay Builders). All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy levels since 2003. In 2007 the property operated below breakeven due to increased utility and administrative expenses. Through the fourth quarter of 2008, occupancy remained consistent at 90%, but dropped to 83% at the end of March 2009 and is currently at 77% as of the end of June 2009. Other tax credit communities in the area have been able to operate with higher occupancy levels while also having the ability to charge higher rents than Western Trails. This is primarily due to them being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. Western Trails continues to struggle with the ability to improve curb appeal as well as maintain a high level of tenant retention. There are four major competitors located within a few miles of Western Trails Apartments II. The property has also suffered from access difficulties in relation to an adjacent road construction project that started in the first quarter of 2008. The road construction made accessing the site more difficult due to traffic congestion in the immediate area. Fortunately, there is redevelopment and growth taking place nearby that includes the following: a small retail mall, a new major employer (Google) taking occupancy in town, proposed improvement of the recreational fields and the construction of a large outlet mall projected to open in 2010. Throughout 2009, the property continues to accrue expenses and restricted reserves are not being funded as required. As of the third quarter of 2009, the management company has pre-leased eight additional units for August occupancy. Due to cash shortfalls for addressing the ongoing past due accounts payable issues and many deferred maintenance items that require attention, there have been no funds available to effectively advertise or market the property. A storm during the second quarter of 2008 resulted in siding and roof damage at the site. The management company filed an insurance claim and received a settlement in the third quarter of 2008 that covered the cost to replace the roofs and all siding on the buildings. The work began in October 2008, and was completed as of March 31, 2009. A site visit completed by the investment general partner revealed substantial deferred maintenance items at the site. The investment general partner will continue to monitor occupancy and work with the operating general partner to improve operations. The operating general partner is unable to fund the property as needed in order to complete physical improvements and cover any operating deficits that arise. The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location. Despite average occupancy of 87% during 2007, the property operated above breakeven mainly due to a rent increase implemented during the year. The 2007 occupancy declined due to evictions of undesirable tenants involved in drug related activity. At that time, the management company immediately trained a new site manager and focused on marketing and outreach. As a result, occupancy showed signs of improvement averaging 90% for 2008, with a further increase to 93% through the second quarter of 2009. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved, but expenses remain high, and operations were just below breakeven in 2007. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. For 2008, the property operated significantly below breakeven due largely to a 40% increase in utilities, specifically associated with higher water rates. Average occupancy was 95%. Deficits were funded largely by operating general partner advances along with accruing of management fees. The investment general partner found the property to be in good condition upon a site inspection in November of 2008.

Through the second quarter of 2009, the property operated below breakeven primarily due to high water and sewer expenses, common area electricity costs, unexpected pool repairs and additional advertising expenses. Although occupancy has averaged 93% throughout the first six months of 2009, final June occupancy dropped to 82%. Subsequently, in mid-July, the site manager resigned and took a number of residents with her to a new property. Consequentially, occupancy dropped to 79%. The operating general partner anticipates an increase in deficit funding for the remainder of the year.

On March 3, 2009, the new operating general partner issued a statement to the investment general partner informing of a management change effective May 1, 2009. On June 20, 2008, the original operating general partner sold its interest in the Operating Partnership. The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future. As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009. The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change. As of June 30, 2009, the mortgage, taxes and insurance payments are all current.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA. The property had a steady decline in occupancy throughout 2008. Occupancy declined from 90% in July 2008 to 75% at year-end 2008. Occupancy has improved slightly in 2009, with an 84% average in the second quarter of 2009. The property has no rental assistance which contributes significantly to the difficulty in leasing vacant units. The operating expenses decreased 8.6% from the previous year, but due to a lack of rental income, the property operated slightly below breakeven for the year. In an attempt to boost occupancy, management is continuing to advertise in the local and regional newspaper. They have also advertised in local flyers and invested in additional signage now posted along the adjacent streets, as well as becoming listed in the Renter's Guide Book. They have also recently called all local HUD offices and local social service organizations to keep them aware that there are apartments available. Management has begun to offer a discount on prorated rent for people who move in during the month, in an effort to fill vacancies quicker. Unfortunately the area has been extremely affected by the economic downturn, and the companies remaining in the area have begun to lay off workers or shut down completely. Management completed a telephone survey of the surrounding housing and found that most properties in the area are experiencing occupancy issues as well.

West Swanzey Affordable Housing Associates (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH. Despite strong occupancy, the property operated below breakeven in 2008 due to a large increase in operating expenses; specifically, maintenance expenses and real estate taxes. A new property manager was assigned to the property in March 2008. Upon takeover, the new manager inspected all of the units, which resulted in several evictions as a result of illegal live-ins and/or poor condition of the units. The new manager inspects units more frequently to avoid unanticipated high turnover costs. Management does not anticipate any further issues with tenants, but the turnover costs were high for the eviction units in 2008. The property also experienced two sewage pump failures in 2008, which required extensive work and contributed to the high operating expenses. Property taxes in the area increased significantly in 2008. The tax rate and the building's assessed valuation both increased in 2008. The operating general partner had the property re-assessed and expects a lower real estate tax bill in 2009. Occupancy continues to be strong with a 94% average through the first quarter of 2009; however, the property continues to operate below breakeven due to high operating expenses. The investment general partner has requested second quarter 2009 financials and occupancy information. All tax, insurance, and mortgage payments are current.

Series 31

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 31 reflects a net loss from Operating Partnerships of $(399,184) and $(266,683), respectively, which includes depreciation and amortization of $773,192 and $777,741, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. In 2008, the property was unable to breakeven due to low occupancy. Occupancy averaged 74% in 2008 and remained sluggish at 73% during the second quarter of 2009. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents on or near the property. Management hired a police officer to patrol the site and is working with the local police department for extra patrols and support. These actions appear to be working. Recently, the utility deposit was increased to $300 from $185 by the City of Canton. Several applicants are delayed moving in until they have enough money saved to pay for the utility deposit. Management has taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers, and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager on the site, and extra personnel have been hired to prepare vacant units for occupancy. Current occupancy levels are insufficient to support breakeven operation at the current operating expense level. Management continues to focus its efforts on increasing occupancy as well as controlling operating expenses in an effort to bring operations back above breakeven status.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development located in Biddeford, ME. The property operated below breakeven in 2008 due to low occupancy, high bad debt and increased operating expenses. Occupancy dropped below 90% in July 2008 and averaged 86% through the third and fourth quarters. The property continues to struggle with occupancy with an 86% average through the second quarter of 2009. The property had several move-outs and evictions while continuing to face competition from a number of housing options available in the area. There are homes available for rent in the surrounding area at comparable rents. Management has increased advertising efforts which include on-line sources such as Craigslist and Uncle Henry's Swap & Trade, which both offer free searchable classified ads, as well as advertisements in local newspapers. Management has also implemented a $200 resident referral bonus. The advertising efforts have generated rental inquiries at the property; however, the applicants have met only the 40% requirement and the property had only 60% units available. The district manager spoke with Maine State Housing Authority (MSHA) regarding renting three of the long-term vacant 60% units at the 40% rent level. MSHA approved the request in the first quarter of 2009. With MSHA's approval, management was able to rent several additional units and occupancy increased from an 82% average in the first quarter of 2009 to an 88% average in the second quarter. Bad debt was high at the property in 2008. The on-site manager was not being aggressive enough with rent collection. In addition, the manager had a relationship with two tenants who became unemployed. Due to the manager's relationship with the tenants, he allowed them to stay after they had stopped paying rent. The manager has been reprimanded and the district manager has implemented a policy throughout the entire portfolio where any tenants that have not paid rent by the 16th of the month will automatically receive a "7 Day Notice to Quit." With this new policy, bad debt is expected to stabilize in 2009. Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly. The issue has been corrected, but the property was charged for several 2007 amounts in 2008. Maintenance expenses were high in 2008 due to bed bug treatment required at the property. The treatment was completed in 2008. Management does not anticipate any additional operational issues at this time, and they are hopeful that they can rent the long-term vacant units at the 40% level rather than the 60% requirement. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of tax credit compliance period.

Series 32

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2009, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2009 and 2008, Series 32 reflects a net loss from Operating Partnerships of $(417,015) and $(425,515), respectively, which includes depreciation and amortization of $587,070 and $654,610, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account. Capital expenses are funded from the operations. In 2008, occupancy averaged 99%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. The investment general partner conducted a site visit in September 2008. The property was in good condition. Management reports that rent collection has improved and maintenance expenses have decreased throughout the year. Average occupancy through the second quarter of 2009 was 100%, but the property continues to operate below breakeven. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. The property has historically operated below breakeven as a result of low occupancy. During 2006, occupancy averaged 79% and in 2007 average occupancy improved to 86%. The property suffered cash losses of ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively. The property's physical appearance and condition are good; however, management has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third party management companies, which in the past have not been effective. The operating general partner engaged five management companies in five years, with the most recent change occurring in early 2008 in connection with a portfolio-wide debt restructuring. The current third party management company appears much stronger than any of the past management firms as evidenced by the property's improved average occupancy of 92% in 2008. The property operated slightly above breakeven for the first three quarters of 2008. However, the property operated slightly below breakeven through year-end 2008 due to a small decline in occupancy in the fourth quarter and an increase in bad debt expense. Through the second quarter of 2009 the property operated slightly below breakeven due to a modest increase in bad debt expense from the prior quarter. However, through evictions that took place during the fourth quarter of 2008 and more stringent background checks, the quality of the tenant base and rent collections have improved from the prior year. Occupancy reached a high of 97% in June 2009 and management anticipates occupancy to reach 100% this summer. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage and taxes are current. However, the operating general partner has a portfolio of properties in Michigan, some of which were operating at deficits prior to their recent debt restructuring, so its ability to continue to fund operating deficits for Clear Creek Apartments may be limited.

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

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. A rent increase of 2% was effective January 1, 2009 and the operating general partner was recently granted an approval of a special increase request for the maximum amount allowable of 10% from the New York State Division of Housing and Community Renewal effective June 1, 2009. Additional rent increases are planned for 2010 and 2011. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Physical occupancy was 100% as of June 30, 2009. The investment general partner continues to work with the operating general partner to improve operations. In January 2009, the investment general partner demanded that the operating general partner bring the mortgage current. The operating general partner received approval from the Lender and DHCR for release of operating reserve funds to bring the mortgage current. The investment general partner met with the operating general partner, management and completed a site inspection during the second quarter of 2009. The site visit revealed that the property was in very good condition. Insurance payments are current and the operating general partner has funded deficits, but not at the levels required. The operating general partner stated that there are funds accessible for future deficit funding as needed.

Series 33

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 33 reflects a net loss from Operating Partnerships of $(202,497) and $(133,695), respectively, which includes depreciation and amortization of $281,407 and $313,883, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account. Capital expenses are funded from the operations. In 2008, occupancy averaged 99%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. The investment general partner conducted a site visit in September 2008. The property was in good condition. Management reports that rent collection has improved and maintenance expenses have decreased throughout the year. Average occupancy through the second quarter of 2009 was 100%, but the property continues to operate below breakeven. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93%, but increased operating expenses caused the property to operate below breakeven. Specifically, administrative and maintenance expenses increased over 30% from the previous years results. Occupancy has declined to 80% in the second quarter of 2009, and operations continue below breakeven. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, or MSHA, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. Occupancy reached 90% at year-end 2007, and occupancy improved to a 92% average in 2008. Occupancy continues to improve further with a 97% average through the second quarter of 2009.

Despite the improvement in occupancy, the property operated below breakeven in 2007 and continued to operate below breakeven in 2008 and 2009 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. The operating general partner researched many alternative energy systems and concluded that Chip-Tech, which is a heating system, will substantially reduce the heating costs at the property. Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. The proposal must be approved by HUD, MSHA, and the limited partners. The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system. The proposal passed the "technical merit" portion of the approval process in the first quarter of 2009. The operating general partner is expecting a decision on the financing portion of the proposal from MSHA in the third quarter of 2009. If approved, MSHA provides 100% financing up to 30 years at a fixed rate of 4.75%. The operating general partner is also expecting a decision from HUD in the third quarter of 2009. The operating general partner is hopeful that the system can be implemented before the 2009 / 2010 winter season. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Series 34

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 34 reflects a net loss from Operating Partnerships of $(221,720) and $(278,089), respectively, which includes depreciation and amortization of $528,743 and $571,193, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. Through the second quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bonds combined with management's efforts to lower expenses. As of June 30, 2009, the property was 89% occupied. The decline in occupancy at the end of 2008 and through the second quarter of 2009 is due to the opening of a new 375-unit single-family home development near the property in 2008. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. The lease-up started in 2008 and concluded in the second quarter of 2009. Now that lease-up has concluded, management feels they will be able to increase occupancy back into the low to mid ninety percentiles. Management is conducting daily outreach to local businesses and churches to increase traffic. To help retain residents, management has increased activities at the site. They feel by creating more of a community feel at the property, they will be able to retain more residents. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty until the Operating Partnership converts to a fixed rate permanent financing. Management continues to contact the City of Jackson about the high water costs, but has been unsuccessful in lowering the rates to date. All taxes, insurance, and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club has historically operated below breakeven as a result of low occupancy, which averaged 81% for the years 2005, 2006, and 2007, and the property suffered cash losses of ($50,619), ($71,828) and ($66,013), respectively. Although occupancy improved to an average of 87% in 2008, the property continued to operate below breakeven. The property's physical appearance and condition are good; management, however, has been ineffective. The operating general partner does not have an affiliated management company and has sought to manage the property using third-party management companies which, in the past, have not been effective (five management companies over five years). The current third party management company appears much stronger than any of the past management firms, and the property operated above breakeven through the second quarter of 2009 due to a reduction in water and sewer expense, and an increase in occupancy during the first quarter. Occupancy in the first quarter averaged 91% but dropped to 86% in June 2009 due to a number of evictions for non-payment of rent. Management is currently offering a reduced security deposit and eliminated the application fee. There are currently four applications in process which are anticipated to raise occupancy 93%. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments. At the end of the second quarter 2009, the Operating Partnership was three months delinquent on its mortgage, and although the 2007 real estate taxes were recently paid, the 2008 real estate tax payment remained outstanding. To date, the lender has not declared the loan in default and the operating general partner has agreed to make the loan current by January 1, 2010 or else the lender will proceed with the default. The investment general partner is exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

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

Through the second quarter of 2009, the property operated below breakeven primarily due to high water and sewer expenses, common area electricity costs, unexpected pool repairs and additional advertising expenses. Although average occupancy was 93% during the first six months of 2009, final June occupancy had dropped to 82%. Subsequently, in mid-July, the site manager resigned from the site taking a number of residents with her to a new property. In July, occupancy dropped to 79%. The operating general partner anticipates an increase in deficit funding over the next couple of months.

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

Series 35

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 35 reflects a net loss from Operating Partnerships of $(217,275) and $(272,568), respectively, which includes depreciation and amortization of $385,632 and $397,083, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. The property maintained an average occupancy of 86% in 2008, with below breakeven operations. Through the second quarter of 2009, occupancy has averaged 88%, but has declined to 82% as of June 30, 2009. The primary reasons for below breakeven operations are high vacancy and bad debt. The lack of income has affected management's ability to pay bills, resulting in high payables. Furthermore, due to poor pre-screening standards on the part of management, tenant receivables continue to be an issue at the property. Management continues to try to improve occupancy as well as their collection efforts.

The investment general partner met with the operating general partner and visited this site in October 2008. The property was very well maintained and the tax credit files were in very good order. Several capital improvement projects are planned for 2009: re-finishing the swimming pool, exterior siding repairs and painting. These improvement projects will be funded from replacement reserves. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited until rental achievement. Rental achievement has not yet been met. After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2008, the property operated with an average occupancy of 91% and below breakeven status due to vacancy loss sustained in July through October as well as increased administrative and maintenance expenses. The property operated above breakeven through the second quarter of 2009 as expense levels have decreased. As of June 30, 2009, the property was 97% occupied. In an effort to reduce real estate taxes going forward, management has appealed the 2009 valuation. Management anticipates receiving the results of this appeal in the third quarter of 2009. In addition, management has reduced unnecessary staffing hours in an effort to decrease the property's payroll expense. Now that the property has occupancy in the high ninety percent range, management assessed the local market area and determined that a rent increase is feasible. Management will implement a rent increase in the beginning of the third quarter in the amount of $10 per unit. The rent increase will increase gross potential rent by approximately $8,160/annum. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. The property operated slightly below breakeven in 2008, due to an average occupancy of 88%. The property struggles with low occupancy due to soft market conditions. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. As of June 30, 2009, the property was 88% occupied and 97% leased. Management reports that the resident profile and resident retention have both greatly improved. The investment general partner met with the operating general partner and visited this site in October 2008. The property was very well maintained and there are no tax credit compliance issues to address. The property continued to operate below breakeven through the second quarter of 2009 due to leasing concessions and an annual payment of property insurance, which was made in January. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Series 36

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 36 reflects a net loss from Operating Partnerships of $(100,293) and $(120,519), respectively, which includes depreciation and amortization of $254,714 and $232,949, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has had strong operations. Average occupancy for both 2008 and the first half of 2009 was 95%. Management took several units off-line for repairs in June 2008, causing occupancy to drop to 90% by the end of the fourth quarter of 2008. The property requires very high occupancy ranging from 97% to 98% to maintain operations above breakeven, due to its high debt service; so the drop in occupancy resulted in below breakeven operations. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage.

The property's balconies deteriorated significantly over the past two years. While awaiting contractors' bids to repair the balconies, management issued letters directing residents not to use their balconies until they were repaired. Despite the letters, one resident continued to use her balcony and sprained her ankle when the balcony collapsed in August 2008. The incident was reported to both parties' insurance companies, but the resident has taken no legal action. After the incident, all doors to the balconies were boarded up immediately. Work to remediate the balconies was completed in the first quarter of 2009.

Due to constrained funds, the property has alternated between paying vendors and meeting its debt service. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments have since been brought current and have remained current, partially through a release of funds from the Operating Partnership's debt service reserve. However, payables have once again built to almost $100,000.

On July 21, 2008, the Operating Partnership was served with a lawsuit from a former resident alleging that her two children contracted asthma as a result of mold in two units in which they had lived. The lawsuit claimed damages in the amount of $200,000. The operating general partner worked with the Operating Partnership's counsel and insurance carrier to reach a settlement for about $10,000 on this issue in April 2009, which was covered by the Operating Partnership's insurance.

In March 2008, the operating general partner replaced the management agent with a new one which appears to be skilled in all areas of LIHTC property management and has been working to address all of the issues above, including performing mold remediation on all affected units. Management was able to reschedule the HUD site inspection, originally scheduled for August 2008, to July 2009, which allowed the Operating Partnership time to repair the balconies and remediate mold issues. Some of the balcony repair costs were paid out of the property's replacement reserve. The investment general partner will continue to monitor the progress of each issue, including improving occupancy. The investment general partner continues to press the operating general partner to either continue funding deficits in a timelier manner or step out of the operating general partner role consensually.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK. Occupancy began to decline in the second quarter of 2008, ending the year with an average occupancy of 82% and below breakeven operations. However, the regional manager began spending more time onsite, marketing efforts improved and occupancy increased to 89% in December 2008. Occupancy has been stable in 2009, averaging 92% through June 2009. The property is expected to reach breakeven status in 2009. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current.

Riverview Bend Limited Partnership (Riverview Bend) is a 94-unit property located in Crystal City, MO. On June 23, 2009 there was a fire at the property. Two units are a complete loss and four other units need significant work. There were no injuries, but all six units are currently off-line. The insurance is current and the insurance company has already been contacted.

Series 37

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 37 reflects a net loss from Operating Partnerships of $(264,134) and $(334,270), respectively, which includes depreciation and amortization of $400,900 and $375,929, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. Through the second quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bonds combined with management's efforts to lower expenses. As of June 30, 2009, the property was 89% occupied. The decline in occupancy at the end of 2008 and through the second quarter of 2009 is due to the opening of a new 375-unit single-family home development near the property in 2008. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. The lease-up started in 2008 and concluded in the second quarter of 2009. Now that lease-up has concluded, management feels they will be able to increase occupancy back into the low to mid ninety percentiles. Management is conducting daily outreach to local businesses and churches to increase traffic. To help retain residents, management has increased activities at the site. They feel by creating more of a community feel at the property, they will be able to retain more residents. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty until the Operating Partnership converts to a fixed rate permanent financing. Management continues to contact the City of Jackson about the high water costs, but has been unsuccessful in lowering the rates to date. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. The property maintained an average occupancy of 86% in 2008, with below breakeven operations. Through the second quarter of 2009, occupancy has averaged 88% but declined to 82% as of June 30, 2009. The primary reasons for below breakeven operations are high vacancy and bad debt. The lack of income has affected management's ability to pay bills, resulting in high payables. Furthermore, due to poor pre-screening standards on the part of management, tenant receivables continue to be an issue at the property. Management continues to try to improve occupancy as well as their collection efforts.

The investment general partner met with the operating general partner and visited this site in October 2008. The property was very well maintained and the tax credit files were in very good order. Several capital improvement projects are planned for 2009: re-finishing the swimming pool, exterior siding repairs and painting. These improvement projects will be funded from replacement reserves. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited until rental achievement. Rental achievement has not yet been met. After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, or MSHA, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained in the third and fourth quarters. Occupancy reached 90% at year-end 2007, and occupancy improved to a 92% average in 2008. Occupancy continues to improve further with a 97% average through the second quarter of 2009.

Despite the improvement in occupancy, the property operated below breakeven in 2007 and continued to operate below breakeven in 2008 and 2009 due to high utility costs incurred in the winter months. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. The operating general partner researched many alternative energy systems and concluded that Chip-Tech, which is a heating system, will substantially reduce the heating costs at the property. Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. HUD, MSHA, and the limited partners must approve the proposal. The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system. The proposal passed the "technical merit" portion of the approval process in the first quarter of 2009. The operating general partner is expecting a decision on the financing portion of the proposal from MSHA in the third quarter of 2009. If approved, MSHA provides 100% financing up to 30 years at a fixed rate of 4.75%. The operating general partner is also expecting a decision from HUD in the third quarter of 2009. The operating general partner is hopeful that the system can be implemented before the 2009/2010 winter season. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with home ownership an option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ per month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008, although occupancy averaged 89%, and reached 94% in December. Through the second quarter of 2009, occupancy averaged 89%, although occupancy dropped to 85% in May and June, and operations were below breakeven. Many local businesses are laying off employees or closing, and the local housing authority has again temporarily stopped issuing vouchers. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008, curbing unit turnovers and tenant receivables in the fourth quarter of 2008 and the first quarter of 2009. However, the recent increase in vacancy has accordingly increased maintenance expenses in the second quarter of 2009.

Reporting by the operating general partner has not been timely in the past. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer 2007 principal payments. The Operating Partnership remained current on the interest portion of its debt service. Real estate taxes remain unpaid, but the operating general partner plan to file an appeal in 2009 in an attempt to obtain a reduction. Payables continue to increase. Reporting appears to have improved in 2009, and the 2008 audited financial statement and first and second quarter 2009 quarterly statements were delivered in a timely manner.

Generally, despite inconsistent reporting in the past, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, and reduce unit turnovers and control operating expenses. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Series 38

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2009, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 38 reflects a net loss from Operating Partnerships of $(148,974) and $(113,249), respectively, which includes depreciation and amortization of $266,444 and $297,996, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 39

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 39 reflects net loss from Operating Partnerships of $(211,296) and $(184,572), respectively, which includes depreciation and amortization of $232,698 and $249,658, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Arbors at Ironwood, LP (Arbors at Ironwood Apartments) is a 88-unit family development located in Mishawaka, IN. Although occupancy averaged 96% in 2008, operations fell below breakeven due to an increase in unexpected expenses. Vandalized units and water damage from a resident's washing machine attributed to the unexpected expenses. The 40% and 50% tax credit units have a difficult time competing in the market as single family home rentals and trailers rent for as low as $300 a month. Through the second quarter of 2009, occupancy averaged 95%, with operations just slightly above breakeven. All taxes, insurance and mortgage payments are current.

Series 40

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2009, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 40 reflects a net loss from Operating Partnerships of $(184,891) and $(168,864), respectively, which includes depreciation and amortization of $274,647 and $335,932, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with home ownership an option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ per month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008, although occupancy averaged 89%, and reached 94% in December. Through the second quarter of 2009, occupancy averaged 89%, although occupancy dropped to 85% in May and June, and operations were below breakeven. Many local businesses are laying off employees or closing, and the local housing authority has again temporarily stopped issuing vouchers. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008, curbing unit turnovers and tenant receivables in the fourth quarter of 2008 and the first quarter of 2009. However, the recent increase in vacancy has accordingly increased maintenance expenses in the second quarter of 2009.

Reporting by the operating general partner has not been timely in the past. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer 2007 principal payments. The Operating Partnership remained current on the interest portion of its debt service. Real estate taxes remain unpaid, but the operating general partner plans to file an appeal in 2009 in an attempt to obtain a reduction. Payables continue to increase. Reporting appears to have improved in 2009, and the 2008 audited financial statement and first and second quarter 2009 quarterly statements were delivered in a timely manner.

Generally, despite inconsistent reporting in the past, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, and reduce unit turnovers and control operating expenses. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Arbors at Ironwood II, LP (Arbors at Ironwood Apartments II) is a 40-unit family development located in Mishawaka, IN. Although occupancy averaged 96% in 2008, operations fell below breakeven due to an increase in unexpected expenses. Vandalized units and an insurance deductible from a unit fire attributed to the unexpected expenses. The 40% and 50% tax credit units have a difficult time competing in the market as single family home rentals and trailers rent for as low as $300 a month. Through the second quarter of 2009, occupancy averaged 97%, but the property is still operating below breakeven. All taxes, insurance and mortgage payments are current.

Series 41

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 41 reflects a net loss from Operating Partnerships of $(170,074) and $(197,220), respectively, which includes depreciation and amortization of $402,719 and $431,211, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000. During the first quarter 2008, the Operating Partnership received $1,993,500 in damages. The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs. The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007 and 2008 and continues to do so through June 2009. The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village), is a 12-unit family property located in Mt. Carroll, IL. In 2007, the property had an average occupancy of 74% and operated below breakeven. The market that the property is located in is a depressed rural area. In 2006, two of the units lost rental assistance from Rural Development, due to being vacant for at least six months. Since that time, the two units remained vacant until January 2009 due to an inability to find tenants who can afford the rents without Rural Development rental assistance. According to the operating general partner, there is little chance of re-attaining the lost rental assistance. In 2008, average occupancy was 83% and the property operated above breakeven due to expense savings. Through the first half of 2009, average occupancy is 92%, and the property continues to operate above breakeven. The mortgage, property taxes, and insurance are current.

Madison Housing Associates II Limited Partnership (Southpark Apartments II) is 68-unit family property located in Mulvane, Kansas. In 2008 the property operated below breakeven due to vacancy loss sustained in July through October as well as increased administrative and maintenance expenses. Despite high occupancy, the property operated slightly below breakeven through the second quarter of 2009 due primarily to audit and tax preparation expenses that were booked in the first quarter. These fees are annual, one-time expenses. As of June 30, 2009, the property was 90% occupied. To ensure above breakeven operations, management has implemented a property manager incentive program based upon occupancy and net operating income. This will motivate on-site management to reduce expenses and increase revenue. Since occupancy remains strong, and to further offset operating expenses, the investment general partner encouraged management to implement a rent increase. A rent increase was implemented on April 17, 2009 in the amount of $20 per unit. The rent increase will increase gross potential rent by approximately $14,400 per annum. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2016. All real estate taxes, insurance and mortgage payments are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership operated above breakeven in 2006. However, the 2006 overall average occupancy of 84% declined to 65% in December 2006, due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants. A new site staff was hired early in 2007 and the site manager was able to restore occupancy to 95% by September 2007. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008. Average occupancy in 2008 was 90%. The occupancy as of June 30, 2009 was 85%, down from 90% as of the end of March 2009. The property continues to operate above breakeven through the second quarter of 2009. The investment general partner will continue to monitor operations on a monthly basis. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current.

Marwood Senior Apartments is a new construction property for the elderly located in Upper Marlboro, Maryland. On May 31, 2008, a hailstorm damaged roof shingles, gutters, and trim. The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage. It was determined that the roof needed to be replaced, and the estimated total loss from the insurance company was $162,735. The actual cash value claim amounted to $112,735, net of the $50,000 deductible. Throughout the first quarter 2009, management has been working with the insurance company's adjuster. Presently, management is in the process of interviewing contractors in order to obtain better warranties on workmanship and a lower down-payment percentage. It is anticipated that all repairs will be completed in the third quarter of 2009. The property has maintained 100% occupancy throughout 2009 and continues to operate above breakeven. All required reserves and escrows are fully funded. The investment general partner will continue to monitor the progress with the insurance claims and roof replacement until all work is completed and all funds are received from the insurance company.

Series 42

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 42 reflects a net loss from Operating Partnerships of $(326,345) and $(259,284), respectively, which includes depreciation and amortization of $422,427 and $465,111, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. During 2007, a $50 per unit rent increase was implemented for new move-ins or upon lease renewal. This caused occupancy to decline in 2007 from 99% to 87% because tenants could not afford the new rates. Occupancy rebounded during the fourth quarter of 2007 and into the first quarter of 2008. Throughout 2008, occupancy continued to decline ranging from a high of 90% in January to a low of 69% in December 2008. Overall, occupancy averaged 82% for 2008. Despite the low occupancy, the property operated above breakeven for the year due to reduced operating expenses. Occupancy has decreased averaging 78% through the second quarter of 2009. The operating deficit guarantee expired in 2005. The low income housing tax credit compliance period expires in 2016. All real estate tax, mortgage, and insurance payments are current.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000. During the first quarter 2008, the Operating Partnership received $1,993,500 in damages. The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs. The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007, 2008 and continues to do so through the second quarter of 2009. The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, one of the original members was replaced and the new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property's operating deficits during the 2006-2007 period. In 2008, however, growing tensions between the two current members resulted in less attention being paid to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member. As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property.

Occupancy averaged 90% for 2008 and 89% for the first half of 2009. The property operated just below breakeven in 2008 and continues to operate below breakeven in 2009, due to low occupancy. In 2007, the Operating Partnership refinanced its first mortgage, resulting in a significant improvement in operations over 2006. Under the new debt service and assuming expenses are maintained in line with those of 2008, the property should be able to breakeven at 93% occupancy. The property historically has had slightly lower occupancy in the colder months; but a loss of attention from the operating general partner due to the tensions described above may have also contributed to the recent falloff in performance. As of June 2009, occupancy had risen to 92%. The operating general partner believes that with the change in the general partner entity noted above, occupancy will continue to rise, and in turn, operations will improve. While the property continues to operate below breakeven, there has been a significant improvement in cash flow from the first quarter 2009 to the second quarter 2009. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current. Accounts payable stood at $61,000 as of June 2009.

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

Through the second quarter of 2009, the property continued to operate above breakeven with 96% average occupancy year-to-date. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement. Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager's limited tax credit experience and knowledge of the program. A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property's issues and a new site manager began in the beginning of May. This manager has previous tax credit experience as an assistant manager and was promoted from a larger property with the idea that she will be able to deliver focus to this smaller property. A regional compliance manager worked with the new site manager in June 2009 ensuring that all tenant file issues had been corrected.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is attempting to recapitalize its Colorado portfolio, including HS Housing, but the plan's likelihood for success is uncertain at this time. However, improved management has resulted in increased cash flow across the entire portfolio. The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio's identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June. If the operating general partner fails to complete the capital plan to which it has committed, the investment general partner will consider replacing the operating general partner.

Audited financial statements show that operations were above breakeven in 2007 and 2008, and unaudited financial statements show that operations have remained above breakeven for the first and second quarters of 2009. Tenant file issues have been addressed and corrected. The investment general partner will continue to monitor until the operating general partner completes the capital plan as agreed.

SM Housing, LP is a 40-unit property located in Buena Vista, Colorado. On September 7, 2008, there was a fire at the property caused by a resident smoking. There was physical damage to 12 of the 40 units and the residents had to seek temporary shelter until the rehab work was complete. On January 9, 2009, the property passed the final inspection for the rehab work and the Certificates of Occupancy have been issued. There was no loss of credits as a result of the down units. Due to the fire and $50,000 in costs that insurance would not cover, the property operated below breakeven in 2008. Insurance would not cover the costs to house residents while the rehab work was being complete, which totaled $50,000. Through the second quarter of 2009, the property has operated slightly above breakeven. Occupancy has increased back to 95% as of June 30, 2009. Management feels now that occupancy has increased back to historical levels, the property will operate above breakeven for the year. The investment general partner has been advised that the contractor who did the rehab work has put a lien against the property. The lien was in the amount of $213,308 for lack of payment by the operating general partner, but a portion has been paid and the current outstanding balance is $60,000. The operating general partner has stated that they are working on a plan to pay the remaining balance by the end of the third quarter of 2009. The investment general partner will continue to monitor payment to the contractor to ensure the lien is released in a timely manner. All real estate tax, mortgage and insurance payments are current.

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

The property operated above breakeven in 2008 with average occupancy of 96%. Through the second quarter of 2009, occupancy averaged 97%, and continued to operate above breakeven. While management expects improved operations and occupancy to continue going forward, it has discovered a couple of units in the past six months that were in need of structural repairs. Management obtained bids and work was completed in June 2009 on the first unit. The bid was for $5,000 and was paid from operating cash. This unit was brought back online and was reoccupied in late June. A second unit is now vacant and will undergo structural repairs during the third quarter of 2009. Management anticipates filling this unit shortly thereafter. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is attempting to recapitalize its Colorado portfolio, including HS Housing, but the plan's likelihood for success is uncertain at this time. However, improved management has resulted in increased cash flow across the entire portfolio. The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio's identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June. If the operating general partner fails to complete the capital plan to which it has committed, the investment general partner will consider replacing the operating general partner.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses and debt service. Operating expenses are high due mainly to inordinately high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had incidents of differential settlement resulting in cracked floor slabs, cracked brick veneer, racking windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Thus far the operating general partner has advanced over $1,600,000 for repairs and operating deficits. Occupancy levels are consistently above 90% at Coopers Crossing. However, despite high occupancy and cost control efforts, including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven. Through the first half of 2009, average occupancy is 95%, and the property continues to operate below breakeven. Debt service is high as the interest rate is 8.77%. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty; however, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service via an alternative arrangement with the lender so as to allow the property to cash flow. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. The investment general partner will continue to work with management to improve occupancy and reduce expenses. In addition, a representative of the investment general partner will conduct a site visit during the third quarter of 2009 to determine additional capital needs. The mortgage, trade payables, property taxes and insurance are current.

Centenary Housing, LP. (Centenary Tower Apartments) was a 100-unit senior property located in St. Louis, MO. The property operated at a deficit for the first time in 2005, due to operating expenses which exceeded the state average by 25%. Throughout 2006, third party management reports to the operating general partner and the investment general partner suggested that the property was operating adequately, although there were a few reports that drug use and other undesirable activity were increasing at the property. In the first quarter of 2007, the investment general partner learned that the City of St. Louis had cited the property as a nuisance twice in 2006. The property's security and habitability had deteriorated sharply during the second half of 2006 and the first quarter of 2007, with over 700 police calls from June 15, 2006 - February 28, 2007. After an additional citation from the City in the first quarter of 2007, the management company resigned effective February 1, 2007. The operating general partner took over management and hired new security personnel, but security guards were ineffective. On February 28, 2007, the on-site manager was assaulted on the premises and the operating general partner was unable to re-establish a management presence at the property.

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

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, rehab property located in Chester, SC. In 2007, occupancy averaged 100% but the property operated below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because the property experienced $46,000 in costs that could not be capitalized in 2007. These costs include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of December 31, 2008, occupancy was 98% and averaged 97% for the year; the property operated at breakeven for the year. Occupancy has averaged 97% through the second quarter of 2009 and was 96% as of June 30, 2009. The operating deficit guarantee is limited to $250,000 for a period of 36 months after rental achievement so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Rental achievement occurred in August 2007. The mortgage, real estate taxes and insurance payments are all current.

Marwood Senior Apartments is a new construction property for the elderly located in Upper Marlboro, Maryland. On May 31, 2008, a hailstorm damaged roof shingles, gutters, and trim. The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage. It was determined that the roof needed to be replaced, and the estimated total loss from the insurance company was $162,735. The actual cash value claim amounted to $112,735, net of the $50,000 deductible. Throughout the first quarter 2009, management has been working with the insurance company's adjuster. Presently, management is in the process of interviewing contractors in order to obtain better warranties on workmanship and a lower the down-payment percentage. It is anticipated that all repairs will be completed in the third quarter of 2009.

The property has maintained 100% occupancy throughout 2009 and continues to operate above breakeven. All required reserves and escrows are fully funded. The investment general partner will continue to monitor the progress with the insurance claims and roof replacement until all work is completed and all funds are received from the insurance company.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit family property located in Charleston, WV. Due to weak and declining economic conditions throughout 2008, many retail employers closed or reduced employee hours significantly. Retail employment composes a large portion of the property's tenant base and, as a result, the number of evictions increased. The 2008 average occupancy decreased from the previous year's average of 89% to 87%. Additionally, the manager was terminated in the fourth quarter of 2008, as she had become too lax with her responsibilities, particularly rent collections. The new manager, with 20 years experience, has been much more forceful and proactive with collections. The second quarter of 2009 occupancy averaged 85%. In May of 2009, eight apartments, the laundry room and maintenance shed were damaged by fire and water. All insurance claims have been processed, construction has begun and renovations are expected to be completed by September 2009. The property's income loss insurance covers 100% of the lost monthly rent on all eight units until construction is completed. The investment general partner will continue to monitor operations to ensure operations have stabilized and occupancy has improved. The mortgage, real estate taxes and insurance payments are current.

Series 43

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 43 reflects a net loss from Operating Partnerships of $(376,542) and $(342,161), respectively, which includes depreciation and amortization of $598,071 and $611,597, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000. During the first quarter 2008, the Operating Partnership received $1,993,500 in damages. The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs. The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007 and 2008 and continues to do so through June 2009. The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow. One of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, one of the original members was replaced and the new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property's operating deficits during the 2006-2007 period. In 2008, however, growing tensions between the two current members resulted in less attention being paid to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member. As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property.

Occupancy averaged 90% for 2008 and 89% for the first half of 2009. The property operated just below breakeven in 2008 and continues to operate below breakeven in 2009, due to low occupancy. In 2007, the Operating Partnership refinanced its first mortgage, resulting in a significant improvement in operations over 2006. Under the new debt service and assuming expenses are maintained in line with those of 2008, the property should be able to breakeven at 93% occupancy. The property historically has had slightly lower occupancy in the colder months; but a loss of attention from the operating general partner due to the tensions described above may have also contributed to the recent falloff in performance. As of June 2009, occupancy had risen to 92%. The operating general partner believes that with the change in the general partner entity noted above, occupancy will continue to rise and in turn, operations will improve. While the property continues to operate below breakeven, there has been a significant improvement in cash flow from the first quarter 2009 to the second quarter 2009. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership Agreements, since September 2007. The mortgage, taxes and insurance payments are all current. Accounts payable stood at $61,000 as of June 2009.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from very low employment, lack of public transportation and limited retail (grocery) stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, occupancy averaged only 79% in 2007 and the property operated below breakeven. Starting in the second quarter of 2008, management lowered the security deposit from one month's rent to $99, waived the $20 application fee, and offered one month free rent. In addition, private rental assistance of up to $200/month for qualified applicants was offered. This increased the average occupancy in 2008 to 89%, although the property still operated below breakeven. The concessions were kept in place until occupancy reached 100% in March 2009. Occupancy has averaged 94% year-to-date through June 2009, but the property has continued to operate below breakeven due to the lost revenue from the concessions. The approved workout plan with Rural Development to replenish the under-funded replacement reserve account was successfully completed in December 2008. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expired in February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In January 2007, upon a physical inspection, it was discovered that the property had mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner implemented a comprehensive maintenance plan to avoid such issues in the future. In the fourth quarter 2007, the management company hired a full time manager and a part time assistant manager. The property has finally become more equipped to deal with the heavy traffic, which resulted from newspaper advertisement. Also, in October 2007, the property experienced a fire resulting in two damaged units, which were off line through February 2008. All the required repairs were finished by March 2008. In March 2008, the investment general partner's inspector visited the property to confirm that all repairs had been made. Average physical occupancy for 2008 was 91% and the property finished the year with a slight operating deficit. Average physical occupancy has remained stable at 91% through the second quarter 2009. The property continues to operate below breakeven. As a result of aggressive advertising, physical occupancy is gradually improving. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. A rent increase of 2% was effective January 1, 2009 and the operating general partner was recently granted an approval of a special increase request for the maximum amount allowable of 10% from the New York State Division of Housing and Community Renewal effective June 1, 2009. Additional rent increases are planned for 2010 and 2011. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an on-going and serious issue. Physical occupancy was 100% as of June 30, 2009. The investment general partner continues to work with the operating general partner to improve operations. In January 2009, the investment general partner demanded that the operating general partner bring the mortgage current. The operating general partner received approval from the lender and DHCR for release of operating reserve funds to bring the mortgage current. In June 2009, the investment general partner met with the operating general partner, management and completed a site inspection. The visit revealed that management is maintaining the physical condition of the property very well but there are still issues with rent collections and bookkeeping. Insurance payments are current and the operating general partner has funded deficits, but not at the levels required. The operating general partner stated that there are funds accessible for future deficit funding as needed.

New Chester Townhouses II, LP (Chester Townhouses Phase II) New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, rehab property located in Chester, SC. In 2007, occupancy averaged 100% but the property operated below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because the property experienced $46,000 in costs that could not be capitalized in 2007. These costs include legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of December 31, 2008, occupancy was 98% and averaged 97% for the year; the property operated at breakeven for the year. Occupancy has averaged 97% through the second quarter of 2009 and was 96% as of June 30, 2009. The operating deficit guarantee is limited to $250,000 for a period of 36 months after rental achievement so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Rental achievement occurred in August 2007. The mortgage, real estate taxes and insurance payments are all current.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy began to decline in the fourth quarter of 2008 reaching 89% in December. Occupancy has remained stagnant in 2009, with an annual and second quarter average of 90%. The major employers in the area have cut either staffing levels or worker's hours. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Management has been very proactive in cutting expenses, collecting tenant receivables, and developing rent payment work-out plans to retain residents where possible. Management does not expect the job market to turn around until the first quarter of 2010, at the earliest. The investment general partner will continue to monitor operations to ensure stabilization. The operating general partner is expected to continue to fund deficits as needed. The mortgage, real estate taxes and insurance payments are current.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit family property located in Blissfield, MI. Historically, the property has averaged 95% occupancy. Beginning in 2007, occupancy began to drop due to the downturn in the local economy. It averaged 89% for the year and the property operated below breakeven. In 2008, occupancy averaged 87% through the first three quarters. Management was able to improve the occupancy to 93% in the fourth quarter, but the property operated below breakeven for the year. Occupancy has dropped back down in 2009, averaging 90% through June 2009. A new site manager was hired at the end of June 2009 to improve the property's outreach and marketing efforts. However, the property is expected to continue to have difficulty renting the remaining three units without rental assistance. The operating general partner's operating deficit guarantee runs through 2014 and he continues to fund deficits as needed. All taxes, mortgage and insurance payments are current.

Series 44

As of June 30, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 10 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 44 reflects a net loss from Operating Partnerships of $(332,412) and $(223,432), respectively, which includes depreciation and amortization of $615,936 and $600,327, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

For 2008, the property reduced its operating deficit in half, compared to 2007. The operating general partner funded deficits in the form of cash advances and by accruing payables/management fees. Through the second quarter of 2009, the property operated slightly above breakeven. Average occupancy through June 2009 remains at 95%, consistent with 2008 levels. All mortgage, taxes, and insurance payments remain current.

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

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy began to decline in the fourth quarter of 2008 reaching 89% in December. Occupancy has remained stagnant in 2009, with an annual and second quarter average of 90%. The major employers in the area have cut either staffing levels or worker's hours. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Management has been very proactive in cutting expenses, collecting tenant receivables, and developing rent payment work-out plans to retain residents where possible. Management does not expect the job market to turn around until the first quarter of 2010, at the earliest. The investment general partner will continue to monitor operations to ensure stabilization. The operating general partner is expected to continue to fund deficits as needed. The mortgage, real estate taxes and insurance payments are current.

United Development CO. 2001 LP (Memphis 102), a 102-unit scattered site family development, located in Memphis, TN. Occupancy in 2008 averaged 90% and the property operated below breakeven. In 2008 it was determined that the accrued real estate taxes were understated due to incremental assessments by both the City of Memphis and Shelby County. The operating general partner is working with its auditors and municipal officials to reconcile the amount of total taxes outstanding. The replacement reserve, operating reserve and security deposit escrow account were all under-funded in 2008. The investment general partner is working closely with the operating general partner to ensure that these accounts are properly funded going forward. The operating general partner continues to fund operating deficits as needed. The mortgage payments, insurance, and accounts payables are all current.

Series 45

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at June 30, 2009, all which 29 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 45 reflects a net loss from Operating Partnerships of $(371,906) and $(413,584), respectively, which includes depreciation and amortization of $779,644 and $756,488 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with home ownership an option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/ per month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. In 2007, the local Section 8 administrating authority experienced funding constraints. Due in part to the decreased availability of portable Section 8 vouchers, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008, although occupancy averaged 89%, and reached 94% in December. Through the second quarter of 2009, occupancy averaged 89%, although occupancy dropped to 85% in May and June, and operations were below breakeven. Many local businesses are laying off employees or closing, and the local housing authority has again temporarily stopped issuing vouchers. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008, curbing unit turnovers and tenant receivables in the fourth quarter of 2008 and the first quarter of 2009. However, the recent increase in vacancy has accordingly increased maintenance expenses in the second quarter of 2009.

Reporting by the operating general partner has not been timely in the past. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer 2007 principal payments. The Operating Partnership remained current on the interest portion of its debt service. Real estate taxes remain unpaid, but the operating general partner plan to file an appeal in 2009 in an attempt to obtain a reduction. Payables continue to increase. Reporting appears to have improved in 2009, and the 2008 audited financial statement and first and second quarter 2009 quarterly statements were delivered in a timely manner.

Generally, despite inconsistent reporting in the past, the operating general partner has exhibited a strong desire to support this property because of its view that the property may hold substantial value. However, this operating general partner also has a portfolio of other properties in Michigan, some of which were also operating at deficits prior to a recent, portfolio-wide debt restructuring, so its ability to continue to fund operating deficits at Baldwin Villas may be limited. The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, and reduce unit turnovers and control operating expenses. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Childress Apartments LTD (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Despite averaging 84% occupancy in 2007, the property operated above breakeven due to a rent increase coupled with funds withdrawn from the replacement reserve account for expensed improvements. At the end of the second quarter of 2008, hail and wind from a severe storm caused broken windows with resulting water damage to carpeting. The damage was covered by insurance and the windows and carpeting have all been repaired or replaced as needed. The property received the insurance proceeds during the third quarter 2008. During this time, several residents chose to leave the property causing a decrease in occupancy. Despite a 2008 average occupancy of 78%, the property operated above breakeven due to a casualty gain from the insurance proceeds. The first half of 2009 shows significant improvements with an average occupancy of 93% through June. Increased marketing efforts including newspaper advertising and handing out flyers at the Chamber of Commerce and local churches has been effective at bringing in potential residents. The management company will adjust their tenant selection criteria to include credit reports in an effort to improve collections and reduce the evictions for non-payment. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004, and through February 2005, inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. To date, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. A default notice was sent to the operating general partner on September 1, 2005. A demand letter sent to the operating general partner in July 2006 then followed up the default notice. The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. Another non-profit organization was retained to take over property management. The investment general partner met with representatives of both the original non-profit operating general partner and new management to determine a course of action that serves the best interest of the Operating Partnership. The new management has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area, and have formed an entity to step in as the operating general partner. An agreement has been proposed and amendments to the Operating Partnership agreement have been drafted. It is anticipated the transfer will occur in the third quarter of 2009. Occupancy is strong, averaging 97% in 2008, and 96% through the second quarter of 2009. The property is operating above breakeven due to low operating expenses, combined with 100% soft debt financing, requiring payments of principal and interest from cash flow only. Trade payables, taxes and insurance are all current. A recent site visit found that the property was well maintained and managed. The investment general partner will continue to closely monitor operations and the status of the pending transfer of the operating general partner interest.

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

For 2008, the property reduced its operating deficit in half, compared to 2007. The operating general partner funded deficits in the form of cash advances and by accruing payables/management fees. Through the second quarter of 2009, the property operated slightly above breakeven. Average occupancy through June 2009 remains at 95%, consistent with 2008 levels. All mortgage, taxes, and insurance payments remain current.

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

Series 46

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 46 reflects a net loss from Operating Partnerships of $(169,387) and $(195,778), respectively, which includes depreciation and amortization of $339,482 and $348,260, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi. Construction was completed April 4, 2006. The property operated below breakeven in 2008 despite averaging 98% occupancy, primarily due to a high debt level. Rents were increased by $60 per unit in 2008. The operating general partner will seek another rent increase in 2009. Occupancy at the end of the second quarter 2009 was 95%, yet the property continues to operate below breakeven. The operating deficit guarantee is unlimited in amount for the thirty-six months following rental achievement. There is an additional stipulation that the complex must sustain debt service coverage at 1.15 for twelve consecutive months before the guarantee is released. The operating general partner has funded all operating deficits in accordance with the guarantee. All real estate tax, mortgage, and insurance payments are current. The investment general parnter will work with the operating general partner in an effort to either pay down the debt or refinance, as the high debt level is the sole cause of the partnership's poor performance.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. Despite an average occupancy of 89% in 2007, the property operated above breakeven. In 2008, occupancy decreased to an average of 83%, resulting in below breakeven operations. Management has increased marketing efforts and worked closely with local businesses to improve occupancy through referrals. In addition, the operating general partner converted 4 one-bedroom apartments into 2 three-bedroom apartments to meet the growing demand for larger units. Both units were rented quickly when they came online in late 2008 and are currently occupied. With the increased marketing efforts and successful unit conversions, occupancy increased to 93% as of March 31, 2009. However, continued job losses in the area have made it difficult to rent the 11 units not receiving rental assistance, causing occupancy to average 86% through June 2009. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current.

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

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

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

The Fund's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Fund adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that the adoption of SFAS 157 has no material impact on the Fund's financial statements.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Fund.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is

Recent Accounting Changes - continued

more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments."  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Crecit Fund IV L.P. as of June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, "Equity Method Investment Accounting Considerations" (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 was adopted for the interim quarterly period beginning April 1, 2009. The impact of adopting EITF 08-6 does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Crecit Fund IV L.P. as of June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 14, 2009		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2009	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 14, 2009	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.