Form 10-Q
period 2009-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2009-11-16
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital (Deficit)	87-96
Statements of Cash Flows	97-124
Notes to Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-237

Item 3. Quantitative and Qualitative Disclosures About Market Risk	238

Item 4T. Controls and Procedures	238

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	239

Item 1A. Risk Factors	239

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	239

Item 3. Defaults Upon Senior Securities	239

Item 4. Submission of Matters to a Vote of Security Holders	239

Item 5. Other Information	239

Item 6. Exhibits	240

Signatures	240

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$113,225,297	$119,173,321

OTHER ASSETS
Cash and cash equivalents	5,998,048	6,181,988
Notes receivable	723,071	723,071
Acquisition costs net	11,689,516	12,900,860
Other assets	245,146	750,017

	$131,881,078	$139,729,257

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$88,264	$38,389
Accounts payable affiliates	48,128,325	46,245,459
Capital contributions payable	2,097,899	2,347,899

	50,314,488	48,631,747

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and outstanding	87,917,144	97,352,756
General Partner	(6,350,554)	(6,255,246)

	81,566,590	91,097,510

	$131,881,078	$139,729,257

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	143,746	174,531
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	40,624	-

	$184,370	$174,531

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,264,068	3,145,192
Capital contributions payable	-	-

	3,264,068	3,145,192

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,740,650)	(2,632,703)
General Partner	(339,048)	(337,958)

	(3,079,698)	(2,970,661)

	$184,370	$174,531

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$97,879

OTHER ASSETS
Cash and cash equivalents	378,260	15,500
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	88,577

	$378,260	$201,956

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$15,000	$-
Accounts payable affiliates	1,547,562	1,974,141
Capital contributions payable	-	-

	1,562,562	1,974,141

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and outstanding	(1,010,508)	(1,592,512)
General Partner	(173,794)	(179,673)

	(1,184,302)	(1,772,185)

	$378,260	$201,956

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	60,991	77,660
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,750	500

	$62,741	$78,160

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,212,596	3,079,966
Capital contributions payable	9,352	9,352

	3,221,948	3,089,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,908,533)	(2,761,964)
General Partner	(250,674)	(249,194)

	(3,159,207)	(3,011,158)

	$62,741	$78,160

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	17,522	34,902
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$17,522	$34,902

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,689,079	2,563,533
Capital contributions payable	-	-

	2,689,079	2,563,533

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(2,359,995)	(2,218,498)
General Partner	(311,562)	(310,133)

	(2,671,557)	(2,528,631)

	$17,522	$34,902

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	187,637	119,321
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$187,637	$119,321

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$6,792	$678
Accounts payable affiliates	2,437,976	2,407,892
Capital contributions payable	9,999	9,999

	2,454,767	2,418,569

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,059,161)	(2,090,958)
General Partner	(207,969)	(208,290)

	(2,267,130)	(2,299,248)

	$187,637	$119,321

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$9,461

OTHER ASSETS
Cash and cash equivalents	292,166	166,596
Notes receivable	-	-
Acquisition costs net	28,569	34,283
Other assets	-	-

	$320,735	$210,340

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$13,114	$978
Accounts payable affiliates	2,278,446	2,209,438
Capital contributions payable	10,001	10,001

	2,301,561	2,220,417

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(1,703,574)	(1,732,532)
General Partner	(277,252)	(277,545)

	(1,980,826)	(2,010,077)

	$320,735	$210,340

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,547,121	$1,338,250

OTHER ASSETS
Cash and cash equivalents	221,491	366,614
Notes receivable	-	-
Acquisition costs net	51,484	68,646
Other assets	-	-

	$1,820,096	$1,773,510

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$9,125	$-
Accounts payable affiliates	3,101,151	3,089,600
Capital contributions payable	14,490	14,490

	3,124,766	3,104,090

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(951,370)	(977,021)
General Partner	(353,300)	(353,559)

	(1,304,670)	(1,330,580)

	$1,820,096	$1,773,510

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,984,249	$2,695,200

OTHER ASSETS
Cash and cash equivalents	180,300	109,954
Notes receivable	-	-
Acquisition costs net	228,871	261,567
Other assets	20,074	6,500

	$3,413,494	$3,073,221

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,135,489	2,973,142
Capital contributions payable	39,749	39,749

	3,175,238	3,012,891

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	442,321	266,174
General Partner	(204,065)	(205,844)

	238,256	60,330

	$3,413,494	$3,073,221

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$371,688	$688,188

OTHER ASSETS
Cash and cash equivalents	233,495	192,128
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	2,717	-

	$607,900	$880,316

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	878,522	736,464
Capital contributions payable	40,968	40,968

	919,490	777,432

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	35,274	445,603
General Partner	(346,864)	(342,719)

	(311,590)	102,884

	$607,900	$880,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$476,619	$609,522

OTHER ASSETS
Cash and cash equivalents	142,364	137,986
Notes receivable	-	-
Acquisition costs net	43,424	57,898
Other assets	-	-

	$662,407	$805,406

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,398,091	2,232,389
Capital contributions payable	10,197	10,197

	2,408,288	2,242,586

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(1,389,775)	(1,084,161)
General Partner	(356,106)	(353,019)

	(1,745,881)	(1,437,180)

	$662,407	$805,406

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,097,982	$1,217,326

OTHER ASSETS
Cash and cash equivalents	239,052	264,094
Notes receivable	-	-
Acquisition costs net	156,510	208,680
Other assets	6,675	6,675

	$1,500,219	$1,696,775

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,120,215	1,027,129
Capital contributions payable	127,396	127,396

	1,247,611	1,154,525

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	477,138	763,884
General Partner	(224,530)	(221,634)

	252,608	542,250

	$1,500,219	$1,696,775

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$266,886	$647,143

OTHER ASSETS
Cash and cash equivalents	158,824	182,803
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$450,710	$854,946

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,800,734	1,618,658
Capital contributions payable	66,294	66,294

	1,867,028	1,684,952

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(1,022,896)	(442,447)
General Partner	(393,422)	(387,559)

	(1,416,318)	(830,006)

	$450,710	$854,946

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,620,774	$3,031,771

OTHER ASSETS
Cash and cash equivalents	271,841	237,567
Notes receivable	46,908	46,908
Acquisition costs net	327,645	393,173
Other assets	9,962	125,000

	$3,277,130	$3,834,419

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$3,750	$-
Accounts payable affiliates	2,369,608	2,208,623
Capital contributions payable	173,561	298,561

	2,546,919	2,507,184

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	1,129,270	1,720,324
General Partner	(399,059)	(393,089)

	730,211	1,327,235

	$3,277,130	$3,834,419

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,643,439	$1,789,130

OTHER ASSETS
Cash and cash equivalents	174,540	179,652
Notes receivable	-	-
Acquisition costs net	29,950	35,940
Other assets	-	125,000

	$1,847,929	$2,129,722

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$3,750	$-
Accounts payable affiliates	1,411,889	1,321,714
Capital contributions payable	69,154	194,154

	1,484,793	1,515,868

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	585,285	833,496
General Partner	(222,149)	(219,642)

	363,136	613,854

	$1,847,929	$2,129,722

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,830,881	$1,959,856

OTHER ASSETS
Cash and cash equivalents	45,488	72,369
Notes receivable	-	-
Acquisition costs net	569,019	758,693
Other assets	-	-

	$2,445,388	$2,790,918

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,556,068	2,403,399
Capital contributions payable	-	-

	2,556,068	2,403,399

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	190,818	684,035
General Partner	(301,498)	(296,516)

	(110,680)	387,519

	$2,445,388	$2,790,918

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,334,288	$5,644,539

OTHER ASSETS
Cash and cash equivalents	95,224	118,051
Notes receivable	-	-
Acquisition costs net	253,005	289,149
Other assets	-	-

	$5,682,517	$6,051,739

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,271,162	1,156,982
Capital contributions payable	-	-

	1,271,162	1,156,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	4,649,266	5,127,834
General Partner	(237,911)	(233,077)

	4,411,355	4,894,757

	$5,682,517	$6,051,739

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,616,390	$3,832,441

OTHER ASSETS
Cash and cash equivalents	118,361	101,615
Notes receivable	-	-
Acquisition costs net	74,596	89,516
Other assets	-	-

	$3,809,347	$4,023,572

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,585,855	1,500,062
Capital contributions payable	-	-

	1,585,855	1,500,062

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	2,379,920	2,676,938
General Partner	(156,428)	(153,428)

	2,223,492	2,523,510

	$3,809,347	$4,023,572

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,576,844	$3,894,815

OTHER ASSETS
Cash and cash equivalents	293,368	272,497
Notes receivable	-	-
Acquisition costs net	413,868	472,992
Other assets	-	-

	$4,284,080	$4,640,304

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,325,259	1,222,827
Capital contributions payable	138,438	138,438

	1,463,697	1,361,265

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	3,007,743	3,461,812
General Partner	(187,360)	(182,773)

	2,820,383	3,279,039

	$4,284,080	$4,640,304

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,963,671	$6,295,306

OTHER ASSETS
Cash and cash equivalents	236,024	261,393
Notes receivable	-	-
Acquisition costs net	91,767	104,877
Other assets	-	-

	$6,291,462	$6,661,576

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,196,223	1,164,023
Capital contributions payable	-	-

	1,196,223	1,164,023

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	5,262,571	5,660,862
General Partner	(167,332)	(163,309)

	5,095,239	5,497,553

	$6,291,462	$6,661,576

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,701,329	$6,063,709

OTHER ASSETS
Cash and cash equivalents	179,038	239,921
Notes receivable	-	-
Acquisition costs net	77,244	88,280
Other assets	-	-

	$5,957,611	$6,391,910

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	982,299	963,899
Capital contributions payable	-	-

	982,299	963,899

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	5,122,000	5,570,172
General Partner	(146,688)	(142,161)

	4,975,312	5,428,011

	$5,957,611	$6,391,910

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,934,213	$7,326,362

OTHER ASSETS
Cash and cash equivalents	106,101	127,519
Notes receivable	-	-
Acquisition costs net	185,623	212,141
Other assets	-	-

	$7,225,937	$7,666,022

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$36,733
Accounts payable affiliates	1,884,086	1,776,106
Capital contributions payable	102	102

	1,920,921	1,812,941

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	5,476,909	6,019,493
General Partner	(171,893)	(166,412)

	5,305,016	5,853,081

	$7,225,937	$7,666,022

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,922,917	$6,283,404

OTHER ASSETS
Cash and cash equivalents	71,019	40,375
Notes receivable	-	-
Acquisition costs net	1,272,431	1,413,813
Other assets	2,052	1,217

	$7,268,419	$7,738,809

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,344,113	2,212,394
Capital contributions payable	100	100

	2,344,213	2,212,494

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	5,124,133	5,720,221
General Partner	(199,927)	(193,906)

	4,924,206	5,526,315

	$7,268,419	$7,738,809

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,015,038	$7,460,540

OTHER ASSETS
Cash and cash equivalents	402,624	359,855
Notes receivable	292,933	292,933
Acquisition costs net	965,493	1,029,859
Other assets	51,003	168,631

	$8,727,091	$9,311,818

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,199,077	1,122,917
Capital contributions payable	452,937	452,937

	1,652,014	1,575,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	7,245,265	7,899,543
General Partner	(170,188)	(163,579)

	7,075,077	7,735,964

	$8,727,091	$9,311,818

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,087,966	$11,543,202

OTHER ASSETS
Cash and cash equivalents	265,809	185,952
Notes receivable	186,626	186,626
Acquisition costs net	2,038,805	2,174,725
Other assets	85,289	202,917

	$13,664,495	$14,293,422

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,269,200	1,115,810
Capital contributions payable	307,738	307,738

	1,576,938	1,423,548

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	12,288,203	13,062,697
General Partner	(200,646)	(192,823)

	12,087,557	12,869,874

	$13,664,495	$14,293,422

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,938,479	$10,442,251

OTHER ASSETS
Cash and cash equivalents	603,987	791,833
Notes receivable	196,604	196,604
Acquisition costs net	2,120,990	2,262,390
Other assets	-	-

	$12,860,060	$13,693,078

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	406,455	439,103
Capital contributions payable	590,561	590,561

	997,016	1,029,664

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	11,981,863	12,774,229
General Partner	(118,819)	(110,815)

	11,863,044	12,663,414

	$12,860,060	$13,693,078

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$18,496,279	$19,184,988

OTHER ASSETS
Cash and cash equivalents	582,515	871,105
Notes receivable	-	-
Acquisition costs net	2,160,775	2,304,827
Other assets	-	-

	$21,239,569	$22,360,920

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	259,147	350,865
Capital contributions payable	16,724	16,724

	275,871	367,589

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	21,107,723	22,127,060
General Partner	(144,025)	(133,729)

	20,963,698	21,993,331

	$21,239,569	$22,360,920

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$16,798,244	$17,118,038

OTHER ASSETS
Cash and cash equivalents	296,261	480,195
Notes receivable	-	-
Acquisition costs net	599,447	639,411
Other assets	-	-

	$17,693,952	$18,237,644

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	203,955	229,191
Capital contributions payable	20,138	20,138

	224,093	249,329

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	17,557,904	18,071,175
General Partner	(88,045)	(82,860)

	17,469,859	17,988,315

	$17,693,952	$18,237,644

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$7,746	$41,459
Other income	185,312	99,221

	193,058	140,680

Share of income (loss) from Operating Partnerships (Note D)	(2,289,252)	(4,729,562)

Expenses
Professional fees	518,404	701,803
Fund management fee (Note C)	1,470,866	1,533,002
Amortization	618,839	402,562
General and administrative expenses	229,002	231,120

	2,837,111	2,868,487

NET INCOME (LOSS)	$(4,933,305)	$(7,457,369)

Net income (loss) allocated to assignees	$(4,883,973)	$(7,382,796)

Net income (loss) allocated to general partner	$(49,332)	$(74,573)

Net income (loss) per BAC	$(.06)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2009	2008

Income
Interest income	$548	$1,307
Other income	1,180	57,347

	1,728	58,654

Share of income (loss) from Operating Partnerships (Note D)	-	(77,890)

Expenses
Professional fees	19,079	27,143
Fund management fee (Note C)	77,790	68,834
Amortization	-	893
General and administrative expenses	10,723	9,852

	107,592	106,722

NET INCOME (LOSS)	$(105,864)	$(125,958)

Net income (loss) allocated to assignees	$(104,805)	$(124,698)

Net income (loss) allocated to general partner	$(1,059)	$(1,260)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2009	2008

Income
Interest income	$192	$28
Other income	2,709	-

	2,901	28

Share of income (loss) from Operating Partnerships (Note D)	410,000	(24,085)

Expenses
Professional fees	13,537	18,693
Fund management fee (Note C)	30,469	42,453
Amortization	-	488
General and administrative expenses	6,205	6,154

	50,211	67,788

NET INCOME (LOSS)	$362,690	$(91,845)

Net income (loss) allocated to assignees	$359,063	$(90,927)

Net income (loss) allocated to general partner	$3,627	$(918)

Net income (loss) per BAC	$.19	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2009	2008

Income
Interest income	$18	$82
Other income	-	6,237

	18	6,319

Share of income (loss) from Operating Partnerships (Note D)	-	(12,619)

Expenses
Professional fees	20,593	28,322
Fund management fee (Note C)	60,836	57,419
Amortization	-	1,535
General and administrative expenses	8,098	7,814

	89,527	95,090

NET INCOME (LOSS)	$(89,509)	$(101,390)

Net income (loss) allocated to assignees	$(88,614)	$(100,376)

Net income (loss) allocated to general partner	$(895)	$(1,014)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2009	2008

Income
Interest income	$33	$162
Other income	-	-

	33	162

Share of income (loss) from Operating Partnerships (Note D)	-	(3,811)

Expenses
Professional fees	17,835	26,413
Fund management fee (Note C)	59,566	56,316
Amortization	-	2,283
General and administrative expenses	9,608	9,036

	87,009	94,048

NET INCOME (LOSS)	$(86,976)	$(97,697)

Net income (loss) allocated to assignees	$(86,106)	$(96,720)

Net income (loss) allocated to general partner	$(870)	$(977)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2009	2008

Income
Interest income	$25	$663
Other income	55,344	282

	55,369	945

Share of income (loss) from Operating Partnerships (Note D)	-	(7,900)

Expenses
Professional fees	19,665	27,043
Fund management fee (Note C)	40,883	54,350
Amortization	-	2,551
General and administrative expenses	6,836	6,688

	67,384	90,632

NET INCOME (LOSS)	$(12,015)	$(97,587)

Net income (loss) allocated to assignees	$(11,895)	$(96,611)

Net income (loss) allocated to general partner	$(120)	$(976)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2009	2008

Income
Interest income	$737	$1,578
Other income	86,661	936

	87,398	2,514

Share of income (loss) from Operating Partnerships (Note D)	(476)	(73,152)

Expenses
Professional fees	21,666	34,783
Fund management fee (Note C)	50,071	56,516
Amortization	2,857	3,805
General and administrative expenses	8,449	8,072

	83,043	103,176

NET INCOME (LOSS)	$3,879	$(173,814)

Net income (loss) allocated to assignees	$3,840	$(172,076)

Net income (loss) allocated to general partner	$39	$(1,738)

Net income (loss) per BAC	$.00	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2009	2008

Income
Interest income	$183	$1,490
Other income	23,708	589

	23,891	2,079

Share of income (loss) from Operating Partnerships (Note D)	103,795	(76,750)

Expenses
Professional fees	32,867	45,023
Fund management fee (Note C)	90,622	89,043
Amortization	8,581	4,226
General and administrative expenses	10,678	9,866

	142,748	148,158

NET INCOME (LOSS)	$(15,062)	$(222,829)

Net income (loss) allocated to assignees	$(14,911)	$(220,601)

Net income (loss) allocated to general partner	$(151)	$(2,228)

Net income (loss) per BAC	$(.00)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2009	2008

Income
Interest income	$27	$488
Other income	-	703

	27	1,191

Share of income (loss) from Operating Partnerships (Note D)	163,505	(77,144)

Expenses
Professional fees	16,586	24,303
Fund management fee (Note C)	(10,199)	54,843
Amortization	17,123	3,914
General and administrative expenses	6,837	6,715

	30,347	89,775

NET INCOME (LOSS)	$133,185	$(165,728)

Net income (loss) allocated to assignees	$131,853	$(164,071)

Net income (loss) allocated to general partner	$1,332	$(1,657)

Net income (loss) per BAC	$.05	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2009	2008

Income
Interest income	$557	$550
Other income	1,993	4,492

	2,550	5,042

Share of income (loss) from Operating Partnerships (Note D)	(105,417)	(307,269)

Expenses
Professional fees	22,949	33,679
Fund management fee (Note C)	74,779	79,529
Amortization	-	825
General and administrative expenses	10,042	9,596

	107,770	123,629

NET INCOME (LOSS)	$(210,637)	$(425,856)

Net income (loss) allocated to assignees	$(208,531)	$(421,597)

Net income (loss) allocated to general partner	$(2,106)	$(4,259)

Net income (loss) per BAC	$(.05)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2009	2008

Income
Interest income	$37	$1,180
Other income	5,239	-

	5,276	1,180

Share of income (loss) from Operating Partnerships (Note D)	(78,294)	(291,598)

Expenses
Professional fees	21,431	32,852
Fund management fee (Note C)	68,589	83,245
Amortization	7,237	828
General and administrative expenses	10,633	9,823

	107,890	126,748

NET INCOME (LOSS)	$(180,908)	$(417,166)

Net income (loss) allocated to assignees	$(179,099)	$(412,994)

Net income (loss) allocated to general partner	$(1,809)	$(4,172)

Net income (loss) per BAC	$(.04)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2009	2008

Income
Interest income	$962	$1,456
Other income	555	-

	1,517	1,456

Share of income (loss) from Operating Partnerships (Note D)	(57,764)	(157,029)

Expenses
Professional fees	19,728	27,214
Fund management fee (Note C)	39,969	40,154
Amortization	26,085	5,310
General and administrative expenses	7,545	7,135

	93,327	79,813

NET INCOME (LOSS)	$(149,574)	$(235,386)

Net income (loss) allocated to assignees	$(148,078)	$(233,032)

Net income (loss) allocated to general partner	$(1,496)	$(2,354)

Net income (loss) per BAC	$(.06)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2009	2008

Income
Interest income	$489	$793
Other income	5,923	-

	6,412	793

Share of income (loss) from Operating Partnerships (Note D)	(182,818)	(267,359)

Expenses
Professional fees	24,321	33,003
Fund management fee (Note C)	89,538	87,788
Amortization	-	-
General and administrative expenses	9,972	9,349

	123,831	130,140

NET INCOME (LOSS)	$(300,237)	$(396,706)

Net income (loss) allocated to assignees	$(297,235)	$(392,739)

Net income (loss) allocated to general partner	$(3,002)	$(3,967)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2009	2008

Income
Interest income	$760	$2,450
Other income	2,000	-

	2,760	2,450

Share of income (loss) from Operating Partnerships (Note D)	(223,525)	(481,011)

Expenses
Professional fees	18,788	31,349
Fund management fee (Note C)	67,276	77,086
Amortization	32,764	9,181
General and administrative expenses	10,004	9,992

	128,832	127,608

NET INCOME (LOSS)	$(349,597)	$(606,169)

Net income (loss) allocated to assignees	$(346,101)	$(600,107)

Net income (loss) allocated to general partner	$(3,496)	$(6,062)

Net income (loss) per BAC	$(.07)	$(.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2009	2008

Income
Interest income	$239	$249
Other income	-	-

	239	249

Share of income (loss) from Operating Partnerships (Note D)	(76,042)	(99,315)

Expenses
Professional fees	14,042	15,623
Fund management fee (Note C)	31,221	38,491
Amortization	2,995	6,819
General and administrative expenses	6,664	6,834

	54,922	67,767

NET INCOME (LOSS)	$(130,725)	$(166,833)

Net income (loss) allocated to assignees	$(129,418)	$(165,165)

Net income (loss) allocated to general partner	$(1,307)	$(1,668)

Net income (loss) per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2009	2008

Income
Interest income	$9	$42
Other income	-	-

	9	42

Share of income (loss) from Operating Partnerships (Note D)	(85,715)	(299,510)

Expenses
Professional fees	16,836	23,733
Fund management fee (Note C)	73,299	73,299
Amortization	96,110	10,984
General and administrative expenses	8,149	8,148

	194,394	116,164

NET INCOME (LOSS)	$(280,100)	$(415,632)

Net income (loss) allocated to assignees	$(277,299)	$(411,476)

Net income (loss) allocated to general partner	$(2,801)	$(4,156)

Net income (loss) per BAC	$(.08)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2009	2008

Income
Interest income	$40	$192
Other income	-	-

	40	192

Share of income (loss) from Operating Partnerships (Note D)	(159,084)	(210,098)

Expenses
Professional fees	14,850	12,869
Fund management fee (Note C)	54,590	44,590
Amortization	18,072	32,309
General and administrative expenses	8,007	8,026

	95,519	97,794

NET INCOME (LOSS)	$(254,563)	$(307,700)

Net income (loss) allocated to assignees	$(252,017)	$(304,623)

Net income (loss) allocated to general partner	$(2,546)	$(3,077)

Net income (loss) per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2009	2008

Income
Interest income	$32	$492
Other income	-	-

	32	492

Share of income (loss) from Operating Partnerships (Note D)	(112,998)	(119,457)

Expenses
Professional fees	14,679	15,583
Fund management fee (Note C)	35,161	26,342
Amortization	7,460	22,116
General and administrative expenses	5,958	6,192

	63,258	70,233

NET INCOME (LOSS)	$(176,224)	$(189,198)

Net income (loss) allocated to assignees	$(174,462)	$(187,306)

Net income (loss) allocated to general partner	$(1,762)	$(1,892)

Net income (loss) per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2009	2008

Income
Interest income	$758	$2,262
Other income	-	-

	758	2,262

Share of income (loss) from Operating Partnerships (Note D)	(106,845)	(300,895)

Expenses
Professional fees	12,197	14,503
Fund management fee (Note C)	43,198	43,216
Amortization	29,562	23,706
General and administrative expenses	7,448	7,943

	92,405	89,368

NET INCOME (LOSS)	$(198,492)	$(388,001)

Net income (loss) allocated to assignees	$(196,507)	$(384,121)

Net income (loss) allocated to general partner	$(1,985)	$(3,880)

Net income (loss) per BAC	$(.08)	$(.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2009	2008

Income
Interest income	$152	$883
Other income	-	-

	152	883

Share of income (loss) from Operating Partnerships (Note D)	(152,769)	(107,622)

Expenses
Professional fees	14,321	16,943
Fund management fee (Note C)	36,900	36,427
Amortization	6,555	24,728
General and administrative expenses	7,694	8,220

	65,470	86,318

NET INCOME (LOSS)	$(218,087)	$(193,057)

Net income (loss) allocated to assignees	$(215,906)	$(191,126)

Net income (loss) allocated to general partner	$(2,181)	$(1,931)

Net income (loss) per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2009	2008

Income
Interest income	$157	$1,343
Other income	-	-

	157	1,343

Share of income (loss) from Operating Partnerships (Note D)	(146,778)	(115,579)

Expenses
Professional fees	13,574	19,133
Fund management fee (Note C)	24,000	4,806
Amortization	5,518	22,581
General and administrative expenses	7,052	7,590

	50,144	54,110

NET INCOME (LOSS)	$(196,765)	$(168,346)

Net income (loss) allocated to assignees	$(194,797)	$(166,663)

Net income (loss) allocated to general partner	$(1,968)	$(1,683)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2009	2008

Income
Interest income	$31	$149
Other income	-	-

	31	149

Share of income (loss) from Operating Partnerships (Note D)	(208,657)	(181,717)

Expenses
Professional fees	18,356	25,793
Fund management fee (Note C)	49,329	48,024
Amortization	13,259	28,433
General and administrative expenses	7,665	8,257

	88,609	110,507

NET INCOME (LOSS)	$(297,235)	$(292,075)

Net income (loss) allocated to assignees	$(294,263)	$(289,154)

Net income (loss) allocated to general partner	$(2,972)	$(2,921)

Net income (loss) per BAC	$(.11)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2009	2008

Income
Interest income	$25	$118
Other income	-	28,635

	25	28,753

Share of income (loss) from Operating Partnerships (Note D)	(192,164)	(200,912)

Expenses
Professional fees	21,396	26,923
Fund management fee (Note C)	51,480	51,383
Amortization	70,691	33,481
General and administrative expenses	8,933	9,493

	152,500	121,280

NET INCOME (LOSS)	$(344,639)	$(293,439)

Net income (loss) allocated to assignees	$(341,193)	$(290,505)

Net income (loss) allocated to general partner	$(3,446)	$(2,934)

Net income (loss) per BAC	$(.12)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2009	2008

Income
Interest income	$282	$3,703
Other income	-	-

	282	3,703

Share of income (loss) from Operating Partnerships (Note D)	(225,693)	(146,599)

Expenses
Professional fees	22,505	31,131
Fund management fee (Note C)	50,246	61,553
Amortization	32,183	29,283
General and administrative expenses	8,681	9,879

	113,615	131,846

NET INCOME (LOSS)	$(339,026)	$(274,742)

Net income (loss) allocated to assignees	$(335,636)	$(271,995)

Net income (loss) allocated to general partner	$(3,390)	$(2,747)

Net income (loss) per BAC	$(.12)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2009	2008

Income
Interest income	$297	$2,598
Other income	-	-

	297	2,598

Share of income (loss) from Operating Partnerships (Note D)	(153,636)	(214,618)

Expenses
Professional fees	23,350	31,723
Fund management fee (Note C)	75,820	74,330
Amortization	72,434	41,837
General and administrative expenses	9,777	10,142

	181,381	158,032

NET INCOME (LOSS)	$(334,720)	$(370,052)

Net income (loss) allocated to assignees	$(331,373)	$(366,351)

Net income (loss) allocated to general partner	$(3,347)	$(3,701)

Net income (loss) per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2009	2008

Income
Interest income	$516	$6,195
Other income	-	-

	516	6,195

Share of income (loss) from Operating Partnerships (Note D)	(224,874)	(266,279)

Expenses
Professional fees	13,998	19,263
Fund management fee (Note C)	56,179	55,548
Amortization	73,533	28,252
General and administrative expenses	8,141	8,765

	151,851	111,828

NET INCOME (LOSS)	$(376,209)	$(371,912)

Net income (loss) allocated to assignees	$(372,447)	$(368,193)

Net income (loss) allocated to general partner	$(3,762)	$(3,719)

Net income (loss) per BAC	$(.14)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2009	2008

Income
Interest income	$364	$6,729
Other income	-	-

	364	6,729

Share of income (loss) from Operating Partnerships (Note D)	(329,424)	(412,578)

Expenses
Professional fees	31,619	36,060
Fund management fee (Note C)	87,604	80,104
Amortization	72,026	36,221
General and administrative expenses	10,526	12,093

	201,775	164,478

NET INCOME (LOSS)	$(530,835)	$(570,327)

Net income (loss) allocated to assignees	$(525,527)	$(564,624)

Net income (loss) allocated to general partner	$(5,308)	$(5,703)

Net income (loss) per BAC	$(.13)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2009	2008

Income
Interest income	$276	$4,277
Other income	-	-

	276	4,277

Share of income (loss) from Operating Partnerships (Note D)	(143,579)	(196,766)

Expenses
Professional fees	17,636	22,703
Fund management fee (Note C)	61,650	47,313
Amortization	23,794	25,973
General and administrative expenses	8,677	9,446

	111,757	105,435

NET INCOME (LOSS)	$(255,060)	$(297,924)

Net income (loss) allocated to assignees	$(252,509)	$(294,945)

Net income (loss) allocated to general partner	$(2,551)	$(2,979)

Net income (loss) per BAC	$(.08)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$18,502	$84,744
Other income	359,368	204,459

	377,870	289,203

Share of income (loss) from Operating Partnerships (Note D)	(4,901,567)	(9,466,642)

Expenses
Professional fees	652,538	705,102
Fund management fee (Note C)	2,760,217	2,992,139
Amortization	1,237,678	805,123
General and administrative expenses	356,790	386,308

	5,007,223	4,888,672

NET INCOME (LOSS)	$(9,530,920)	$(14,066,111)

Net income (loss) allocated to assignees	$(9,435,612)	$(13,925,449)

Net income (loss) allocated to general partner	$(95,308)	$(140,662)

Net income (loss) per BAC	$(.11)	$(.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2009	2008

Income
Interest income	$1,179	$2,509
Other income	76,357	57,972

	77,536	60,481

Share of income (loss) from Operating Partnerships (Note D)	-	(118,208)

Expenses
Professional fees	23,846	27,743
Fund management fee (Note C)	147,072	152,447
Amortization	-	1,786
General and administrative expenses	15,655	15,309

	186,573	197,285

NET INCOME (LOSS)	$(109,037)	$(255,012)

Net income (loss) allocated to assignees	$(107,947)	$(252,462)

Net income (loss) allocated to general partner	$(1,090)	$(2,550)

Net income (loss) per BAC	$(.03)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2009	2008

Income
Interest income	$198	$57
Other income	5,056	1,235

	5,254	1,292

Share of income (loss) from Operating Partnerships (Note D)	620,200	(53,154)

Expenses
Professional fees	17,021	18,692
Fund management fee (Note C)	11,215	83,793
Amortization	-	977
General and administrative expenses	9,335	9,947

	37,571	113,409

NET INCOME (LOSS)	$587,883	$(165,271)

Net income (loss) allocated to assignees	$582,004	$(163,618)

Net income (loss) allocated to general partner	$5,879	$(1,653)

Net income (loss) per BAC	$.31	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2009	2008

Income
Interest income	$38	$178
Other income	9,215	15,262

	9,253	15,440

Share of income (loss) from Operating Partnerships (Note D)	-	(17,611)

Expenses
Professional fees	27,890	28,321
Fund management fee (Note C)	117,372	114,567
Amortization	-	3,070
General and administrative expenses	12,040	12,212

	157,302	158,170

NET INCOME (LOSS)	$(148,049)	$(160,341)

Net income (loss) allocated to assignees	$(146,569)	$(158,738)

Net income (loss) allocated to general partner	$(1,480)	$(1,603)

Net income (loss) per BAC	$(.06)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2009	2008

Income
Interest income	$74	$330
Other income	-	-

	74	330

Share of income (loss) from Operating Partnerships (Note D)	-	19,987

Expenses
Professional fees	22,601	26,501
Fund management fee (Note C)	106,382	107,382
Amortization	-	4,565
General and administrative expenses	14,017	14,072

	143,000	152,520

NET INCOME (LOSS)	$(142,926)	$(132,203)

Net income (loss) allocated to assignees	$(141,497)	$(130,881)

Net income (loss) allocated to general partner	$(1,429)	$(1,322)

Net income (loss) per BAC	$(.04)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2009	2008

Income
Interest income	$57	$1,263
Other income	57,584	34,107

	57,641	35,370

Share of income (loss) from Operating Partnerships (Note D)	78,849	(42,342)

Expenses
Professional fees	24,716	26,962
Fund management fee (Note C)	69,322	88,506
Amortization	-	5,102
General and administrative expenses	10,334	10,674

	104,372	131,244

NET INCOME (LOSS)	$32,118	$(138,216)

Net income (loss) allocated to assignees	$31,797	$(136,834)

Net income (loss) allocated to general partner	$321	$(1,382)

Net income (loss) per BAC	$.01	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2009	2008

Income
Interest income	$1,582	$3,175
Other income	101,139	54,696

	102,721	57,871

Share of income (loss) from Operating Partnerships (Note D)	29,375	(139,383)

Expenses
Professional fees	26,432	34,803
Fund management fee (Note C)	58,261	87,626
Amortization	5,714	7,609
General and administrative expenses	12,438	16,533

	102,845	146,571

NET INCOME (LOSS)	$29,251	$(228,083)

Net income (loss) allocated to assignees	$28,958	$(225,802)

Net income (loss) allocated to general partner	$293	$(2,281)

Net income (loss) per BAC	$.01	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2009	2008

Income
Interest income	$495	$2,792
Other income	32,442	1,748

	32,937	4,540

Share of income (loss) from Operating Partnerships (Note D)	210,011	(173,467)

Expenses
Professional fees	42,015	45,150
Fund management fee (Note C)	141,948	175,786
Amortization	17,162	8,452
General and administrative expenses	15,913	15,402

	217,038	244,790

NET INCOME (LOSS)	$25,910	$(413,717)

Net income (loss) allocated to assignees	$25,651	$(409,580)

Net income (loss) allocated to general partner	$259	$(4,137)

Net income (loss) per BAC	$.01	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2009	2008

Income
Interest income	$58	$873
Other income	165	703

	223	1,576

Share of income (loss) from Operating Partnerships (Note D)	290,717	(185,534)

Expenses
Professional fees	21,009	24,302
Fund management fee (Note C)	47,478	118,268
Amortization	34,246	7,827
General and administrative expenses	10,281	10,615

	113,014	161,012

NET INCOME (LOSS)	$177,926	$(344,970)

Net income (loss) allocated to assignees	$176,147	$(341,520)

Net income (loss) allocated to general partner	$1,779	$(3,450)

Net income (loss) per BAC	$.07	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2009	2008

Income
Interest income	$1,199	$1,146
Other income	7,656	4,492

	8,855	5,638

Share of income (loss) from Operating Partnerships (Note D)	(266,881)	(590,309)

Expenses
Professional fees	28,284	33,749
Fund management fee (Note C)	113,191	125,989
Amortization	-	1,650
General and administrative expenses	14,973	15,356

	156,448	176,744

NET INCOME (LOSS)	$(414,474)	$(761,415)

Net income (loss) allocated to assignees	$(410,329)	$(753,801)

Net income (loss) allocated to general partner	$(4,145)	$(7,614)

Net income (loss) per BAC	$(.10)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2009	2008

Income
Interest income	$83	$2,427
Other income	5,241	-

	5,324	2,427

Share of income (loss) from Operating Partnerships (Note D)	(132,903)	(576,042)

Expenses
Professional fees	32,678	32,963
Fund management fee (Note C)	118,240	150,678
Amortization	14,474	1,656
General and administrative expenses	15,730	16,139

	181,122	201,436

NET INCOME (LOSS)	$(308,701)	$(775,051)

Net income (loss) allocated to assignees	$(305,614)	$(767,300)

Net income (loss) allocated to general partner	$(3,087)	$(7,751)

Net income (loss) per BAC	$(.08)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2009	2008

Income
Interest income	$2,060	$2,387
Other income	555	-

	2,615	2,387

Share of income (loss) from Operating Partnerships (Note D)	(118,137)	(309,832)

Expenses
Professional fees	23,924	28,077
Fund management fee (Note C)	86,511	71,861
Amortization	52,170	10,619
General and administrative expenses	11,515	11,887

	174,120	122,444

NET INCOME (LOSS)	$(289,642)	$(429,889)

Net income (loss) allocated to assignees	$(286,746)	$(425,590)

Net income (loss) allocated to general partner	$(2,896)	$(4,299)

Net income (loss) per BAC	$(.11)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2009	2008

Income
Interest income	$1,049	$1,439
Other income	5,923	5,609

	6,972	7,048

Share of income (loss) from Operating Partnerships (Note D)	(379,781)	(514,371)

Expenses
Professional fees	30,438	33,086
Fund management fee (Note C)	168,017	162,226
Amortization	-	-
General and administrative expenses	15,048	16,897

	213,503	212,209

NET INCOME (LOSS)	$(586,312)	$(719,532)

Net income (loss) allocated to assignees	$(580,449)	$(712,337)

Net income (loss) allocated to general partner	$(5,863)	$(7,195)

Net income (loss) per BAC	$(.13)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2009	2008

Income
Interest income	$1,632	$4,881
Other income	26,648	-

	28,280	4,881

Share of income (loss) from Operating Partnerships (Note D)	(408,013)	(866,046)

Expenses
Professional fees	23,875	31,479
Fund management fee (Note C)	112,702	152,416
Amortization	65,528	18,362
General and administrative expenses	15,186	17,440

	217,291	219,697

NET INCOME (LOSS)	$(597,024)	$(1,080,862)

Net income (loss) allocated to assignees	$(591,054)	$(1,070,053)

Net income (loss) allocated to general partner	$(5,970)	$(10,809)

Net income (loss) per BAC	$(.12)	$(.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2009	2008

Income
Interest income	$511	$533
Other income	-	-

	511	533

Share of income (loss) from Operating Partnerships (Note D)	(143,021)	(209,143)

Expenses
Professional fees	17,097	15,622
Fund management fee (Note C)	74,712	81,982
Amortization	5,990	13,638
General and administrative expenses	10,409	11,349

	108,208	122,591

NET INCOME (LOSS)	$(250,718)	$(331,201)

Net income (loss) allocated to assignees	$(248,211)	$(327,889)

Net income (loss) allocated to general partner	$(2,507)	$(3,312)

Net income (loss) per BAC	$(.09)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2009	2008

Income
Interest income	$20	$93
Other income	-	-

	20	93

Share of income (loss) from Operating Partnerships (Note D)	(126,429)	(571,851)

Expenses
Professional fees	20,461	23,738
Fund management fee (Note C)	146,598	133,432
Amortization	192,220	21,969
General and administrative expenses	12,511	13,260

	371,790	192,399

NET INCOME (LOSS)	$(498,199)	$(764,157)

Net income (loss) allocated to assignees	$(493,217)	$(756,515)

Net income (loss) allocated to general partner	$(4,982)	$(7,642)

Net income (loss) per BAC	$(.14)	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2009	2008

Income
Interest income	$89	$412
Other income	-	-

	89	412

Share of income (loss) from Operating Partnerships (Note D)	(307,792)	(435,674)

Expenses
Professional fees	18,049	12,869
Fund management fee (Note C)	109,221	81,680
Amortization	36,144	64,617
General and administrative expenses	12,285	13,253

	175,699	172,419

NET INCOME (LOSS)	$(483,402)	$(607,681)

Net income (loss) allocated to assignees	$(478,568)	$(601,604)

Net income (loss) allocated to general partner	$(4,834)	$(6,077)

Net income (loss) per BAC	$(.15)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2009	2008

Income
Interest income	$72	$1,017
Other income	1,550	-

	1,622	1,017

Share of income (loss) from Operating Partnerships (Note D)	(198,535)	(236,777)

Expenses
Professional fees	17,878	15,582
Fund management fee (Note C)	60,873	43,558
Amortization	14,920	44,231
General and administrative expenses	9,434	10,375

	103,105	113,746

NET INCOME (LOSS)	$(300,018)	$(349,506)

Net income (loss) allocated to assignees	$(297,018)	$(346,011)

Net income (loss) allocated to general partner	$(3,000)	$(3,495)

Net income (loss) per BAC	$(.14)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2009	2008

Income
Interest income	$1,627	$4,702
Other income	-	-

	1,627	4,702

Share of income (loss) from Operating Partnerships (Note D)	(282,367)	(631,822)

Expenses
Professional fees	14,826	14,502
Fund management fee (Note C)	91,914	91,932
Amortization	59,124	47,411
General and administrative expenses	12,052	13,836

	177,916	167,681

NET INCOME (LOSS)	$(458,656)	$(794,801)

Net income (loss) allocated to assignees	$(454,069)	$(786,853)

Net income (loss) allocated to general partner	$(4,587)	$(7,948)

Net income (loss) per BAC	$(.18)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2009	2008

Income
Interest income	$410	$1,802
Other income	-	-

	410	1,802

Share of income (loss) from Operating Partnerships (Note D)	(300,254)	(219,738)

Expenses
Professional fees	17,376	16,942
Fund management fee (Note C)	59,469	77,527
Amortization	13,110	49,456
General and administrative expenses	12,515	14,244

	102,470	158,169

NET INCOME (LOSS)	$(402,314)	$(376,105)

Net income (loss) allocated to assignees	$(398,291)	$(372,344)

Net income (loss) allocated to general partner	$(4,023)	$(3,761)

Net income (loss) per BAC	$(.16)	$(.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2009	2008

Income
Interest income	$503	$2,686
Other income	-	-

	503	2,686

Share of income (loss) from Operating Partnerships (Note D)	(355,962)	(298,305)

Expenses
Professional fees	16,489	19,132
Fund management fee (Note C)	58,200	36,036
Amortization	11,036	45,162
General and administrative expenses	11,515	13,170

	97,240	113,500

NET INCOME (LOSS)	$(452,699)	$(409,119)

Net income (loss) allocated to assignees	$(448,172)	$(405,028)

Net income (loss) allocated to general partner	$(4,527)	$(4,091)

Net income (loss) per BAC	$(.20)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2009	2008

Income
Interest income	$70	$325
Other income	-	-

	70	325

Share of income (loss) from Operating Partnerships (Note D)	(391,699)	(348,893)

Expenses
Professional fees	22,267	25,792
Fund management fee (Note C)	95,008	94,468
Amortization	26,518	56,864
General and administrative expenses	12,643	13,959

	156,436	191,083

NET INCOME (LOSS)	$(548,065)	$(539,651)

Net income (loss) allocated to assignees	$(542,584)	$(534,254)

Net income (loss) allocated to general partner	$(5,481)	$(5,397)

Net income (loss) per BAC	$(.21)	$(.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2009	2008

Income
Interest income	$54	$232
Other income	29,378	28,635

	29,432	28,867

Share of income (loss) from Operating Partnerships (Note D)	(355,311)	(367,981)

Expenses
Professional fees	26,021	26,922
Fund management fee (Note C)	94,212	104,019
Amortization	141,382	66,963
General and administrative expenses	14,615	15,687

	276,230	213,591

NET INCOME (LOSS)	$(602,109)	$(552,705)

Net income (loss) allocated to assignees	$(596,088)	$(547,178)

Net income (loss) allocated to general partner	$(6,021)	$(5,527)

Net income (loss) per BAC	$(.21)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2009	2008

Income
Interest income	$799	$8,302
Other income	459	-

	1,258	8,302

Share of income (loss) from Operating Partnerships (Note D)	(445,352)	(356,091)

Expenses
Professional fees	27,624	31,132
Fund management fee (Note C)	109,679	123,465
Amortization	64,366	58,567
General and administrative expenses	15,124	15,907

	216,793	229,071

NET INCOME (LOSS)	$(660,887)	$(576,860)

Net income (loss) allocated to assignees	$(654,278)	$(571,091)

Net income (loss) allocated to general partner	$(6,609)	$(5,769)

Net income (loss) per BAC	$(.24)	$(.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2009	2008

Income
Interest income	$567	$5,069
Other income	-	-

	567	5,069

Share of income (loss) from Operating Partnerships (Note D)	(444,631)	(526,359)

Expenses
Professional fees	29,293	31,724
Fund management fee (Note C)	148,150	149,029
Amortization	144,868	83,675
General and administrative expenses	15,942	18,750

	338,253	283,178

NET INCOME (LOSS)	$(782,317)	$(804,468)

Net income (loss) allocated to assignees	$(774,494)	$(796,423)

Net income (loss) allocated to general partner	$(7,823)	$(8,045)

Net income (loss) per BAC	$(.21)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2009	2008

Income
Interest income	$1,681	$12,708
Other income	-	-

	1,681	12,708

Share of income (loss) from Operating Partnerships (Note D)	(498,105)	(487,477)

Expenses
Professional fees	17,054	19,262
Fund management fee (Note C)	126,355	126,364
Amortization	147,067	56,508
General and administrative expenses	13,470	14,835

	303,946	216,969

NET INCOME (LOSS)	$(800,370)	$(691,738)

Net income (loss) allocated to assignees	$(792,366)	$(684,821)

Net income (loss) allocated to general partner	$(8,004)	$(6,917)

Net income (loss) per BAC	$(.29)	$(.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2009	2008

Income
Interest income	$1,424	$14,480
Other income	-	-

	1,424	14,480

Share of income (loss) from Operating Partnerships (Note D)	(664,273)	(819,633)

Expenses
Professional fees	41,077	37,352
Fund management fee (Note C)	164,083	152,700
Amortization	144,052	72,442
General and administrative expenses	17,572	19,484

	366,784	281,978

NET INCOME (LOSS)	$(1,029,633)	$(1,087,131)

Net income (loss) allocated to assignees	$(1,019,337)	$(1,076,260)

Net income (loss) allocated to general partner	$(10,296)	$(10,871)

Net income (loss) per BAC	$(.25)	$(.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2009	2008

Income
Interest income	$971	$8,926
Other income	-	-

	971	8,926

Share of income (loss) from Operating Partnerships (Note D)	(311,273)	(390,586)

Expenses
Professional fees	22,297	22,703
Fund management fee (Note C)	124,032	104,402
Amortization	47,587	51,945
General and administrative expenses	14,238	15,716

	208,154	194,766

NET INCOME (LOSS)	$(518,456)	$(576,426)

Net income (loss) allocated to assignees	$(513,271)	$(570,662)

Net income (loss) allocated to general partner	$(5,185)	$(5,764)

Net income (loss) per BAC	$(.17)	$(.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$97,352,756	$(6,255,246)	$91,097,510

Net income (loss)	(9,435,612)	(95,308)	(9,530,920)

Partners' capital (deficit), September 30, 2009	$87,917,144	$(6,350,554)	$81,566,590

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2009	$(2,632,703)	$(337,958)	$(2,970,661)

Net income (loss)	(107,947)	(1,090)	(109,037)

Partners' capital (deficit), September 30, 2009	$(2,740,650)	$(339,048)	$(3,079,698)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2009	$(1,592,512)	$(179,673)	$(1,772,185)

Net income (loss)	582,004	5,879	587,883

Partners' capital (deficit), September 30, 2009	$(1,010,508)	$(173,794)	$(1,184,302)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2009	$(2,761,964)	$(249,194)	$(3,011,158)

Net income (loss)	(146,569)	(1,480)	(148,049)

Partners' capital (deficit), September 30, 2009	$(2,908,533)	$(250,674)	$(3,159,207)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2009	$(2,218,498)	$(310,133)	$(2,528,631)

Net income (loss)	(141,497)	(1,429)	(142,926)

Partners' capital (deficit), September 30, 2009	$(2,359,995)	$(311,562)	$(2,671,557)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2009	$(2,090,958)	$(208,290)	$(2,299,248)

Net income (loss)	31,797	321	32,118

Partners' capital (deficit), September 30, 2009	$(2,059,161)	$(207,969)	$(2,267,130)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2009	$(1,732,532)	$(277,545)	$(2,010,077)

Net income (loss)	28,958	293	29,251

Partners' capital (deficit), September 30, 2009	$(1,703,574)	$(277,252)	$(1,980,826)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2009	$(977,021)	$(353,559)	$(1,330,580)

Net income (loss)	25,651	259	25,910

Partners' capital (deficit), September 30, 2009	$(951,370)	$(353,300)	$(1,304,670)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2009	$266,174	$(205,844)	$60,330

Net income (loss)	176,147	1,779	177,926

Partners' capital (deficit), September 30, 2009	$442,321	$(204,065)	$238,256

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2009	$445,603	$(342,719)	$102,884

Net income (loss)	(410,329)	(4,145)	(414,474)

Partners' capital (deficit), September 30, 2009	$35,274	$(346,864)	$(311,590)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2009	$(1,084,161)	$(353,019)	$(1,437,180)

Net income (loss)	(305,614)	(3,087)	(308,701)

Partners' capital (deficit), September 30, 2009	$(1,389,775)	$(356,106)	$(1,745,881)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2009	$763,884	$(221,634)	$542,250

Net income (loss)	(286,746)	(2,896)	(289,642)

Partners' capital (deficit), September 30, 2009	$477,138	$(224,530)	$252,608

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2009	$(442,447)	$(387,559)	$(830,006)

Net income (loss)	(580,449)	(5,863)	(586,312)

Partners' capital (deficit), September 30, 2009	$(1,022,896)	$(393,422)	$(1,416,318)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2009	$1,720,324	$(393,089)	$1,327,235

Net income (loss)	(591,054)	(5,970)	(597,024)

Partners' capital (deficit), September 30, 2009	$1,129,270	$(399,059)	$730,211

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2009	$833,496	$(219,642)	$613,854

Net income (loss)	(248,211)	(2,507)	(250,718)

Partners' capital (deficit), September 30, 2009	$585,285	$(222,149)	$363,136

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2009	$684,035	$(296,516)	$387,519

Net income (loss)	(493,217)	(4,982)	(498,199)

Partners' capital (deficit), September 30, 2009	$190,818	$(301,498)	$(110,680)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2009	$5,127,834	$(233,077)	$4,894,757

Net income (loss)	(478,568)	(4,834)	(483,402)

Partners' capital (deficit), September 30, 2009	$4,649,266	$(237,911)	$4,411,355

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2009	$2,676,938	$(153,428)	$2,523,510

Net income (loss)	(297,018)	(3,000)	(300,018)

Partners' capital (deficit), September 30, 2009	$2,379,920	$(156,428)	$2,223,492

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2009	$3,461,812	$(182,773)	$3,279,039

Net income (loss)	(454,069)	(4,587)	(458,656)

Partners' capital (deficit), September 30, 2009	$3,007,743	$(187,360)	$2,820,383

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2009	$5,660,862	$(163,309)	$5,497,553

Net income (loss)	(398,291)	(4,023)	(402,314)

Partners' capital (deficit), September 30, 2009	$5,262,571	$(167,332)	$5,095,239

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2009	$5,570,172	$(142,161)	$5,428,011

Net income (loss)	(448,172)	(4,527)	(452,699)

Partners' capital (deficit), September 30, 2009	$5,122,000	$(146,688)	$4,975,312

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2009	$6,019,493	$(166,412)	$5,853,081

Net income (loss)	(542,584)	(5,481)	(548,065)

Partners' capital (deficit), September 30, 2009	$5,476,909	$(171,893)	$5,305,016

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2009	$5,720,221	$(193,906)	$5,526,315

Net income (loss)	(596,088)	(6,021)	(602,109)

Partners' capital (deficit), September 30, 2009	$5,124,133	$(199,927)	$4,924,206

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2009	$7,899,543	$(163,579)	$7,735,964

Net income (loss)	(654,278)	(6,609)	(660,887)

Partners' capital (deficit), September 30, 2009	$7,245,265	$(170,188)	$7,075,077

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2009	$13,062,697	$(192,823)	$12,869,874

Net income (loss)	(774,494)	(7,823)	(782,317)

Partners' capital (deficit), September 30, 2009	$12,288,203	$(200,646)	$12,087,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2009	$12,774,229	$(110,815)	$12,663,414

Net income (loss)	(792,366)	(8,004)	(800,370)

Partners' capital (deficit), September 30, 2009	$11,981,863	$(118,819)	$11,863,044

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2009	$22,127,060	$(133,729)	$21,993,331

Net income (loss)	(1,019,337)	(10,296)	(1,029,633)

Partners' capital (deficit), September 30, 2009	$21,107,723	$(144,025)	$20,963,698

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2009	$18,071,175	$(82,860)	$17,988,315

Net income (loss)	(513,271)	(5,185)	(518,456)

Partners' capital (deficit), September 30, 2009	$17,557,904	$(88,045)	$17,469,859

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(9,530,920)	$(14,066,111)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	1,237,678	805,123
Distributions from Operating Partnerships	184,360	546,139
Share of (Income) Loss from Operating Partnerships	4,901,567	9,466,642
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	49,875	(33,073)
Decrease (Increase) in other assets	254,871	(224,205)
(Decrease) Increase in accounts payable affiliates	1,882,866	2,657,745

Net cash (used in) provided by operating activities	(1,019,703)	(847,740)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(64,653)
Proceeds from sale of operating Limited Partnerships	835,763	-

Net cash (used in) provided by investing activities	835,763	(64,653)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(183,940)	(912,393)

Cash and cash equivalents, beginning	6,181,988	6,849,444

Cash and cash equivalents, ending	$5,998,048	$5,937,051

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$250,000	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$(75,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(109,037)	$(255,012)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	1,786
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	118,208
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(40,624)	-
(Decrease) Increase in accounts payable affiliates	118,876	118,876

Net cash (used in) provided by operating activities	(30,785)	(16,523)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,785)	(16,523)

Cash and cash equivalents, beginning	174,531	168,406

Cash and cash equivalents, ending	$143,746	$151,883

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2009	2008

Cash flows from operating activities:
Net income (loss)	$587,883	$(165,271)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	977
Distributions from Operating Partnerships	1	-
Share of (Income) Loss from Operating Partnerships	(620,200)	53,154
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	(381)
Decrease (Increase) in other assets	88,577	-
(Decrease) Increase in accounts payable affiliates	(426,579)	110,251

Net cash (used in) provided by operating activities	(355,318)	(1,270)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	718,078	-

Net cash (used in) provided by investing activities	718,078	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	362,760	(1,270)

Cash and cash equivalents, beginning	15,500	6,279

Cash and cash equivalents, ending	$378,260	$5,009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(148,049)	$(160,341)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	3,070
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	17,611
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(1,250)	-
(Decrease) Increase in accounts payable affiliates	132,630	132,676

Net cash (used in) provided by operating activities	(16,669)	(7,365)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,669)	(7,365)

Cash and cash equivalents, beginning	77,660	81,744

Cash and cash equivalents, ending	$60,991	$74,379

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(142,926)	$(132,203)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	4,565
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(19,987)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	125,546	125,546

Net cash (used in) provided by operating activities	(17,380)	(22,460)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,380)	(22,460)

Cash and cash equivalents, beginning	34,902	40,491

Cash and cash equivalents, ending	$17,522	$18,031

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2009	2008

Cash flows from operating activities:

Net income (loss)	$32,118	$(138,216)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	5,102
Distributions from Operating Partnerships	-	15,788
Share of (Income) Loss from Operating Partnerships	(78,849)	42,342
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,114	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	30,084	63,868

Net cash (used in) provided by operating activities	(10,533)	(11,497)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	78,849	-

Net cash (used in) provided by investing activities	78,849	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,316	(11,497)

Cash and cash equivalents, beginning	119,321	135,973

Cash and cash equivalents, ending	$187,637	$124,476

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2009	2008

Cash flows from operating activities:

Net income (loss)	$29,251	$(228,083)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	5,714	7,609
Distributions from Operating Partnerships	-	24,825
Share of (Income) Loss from Operating Partnerships	(29,375)	139,383
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,136	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	69,008	86,338

Net cash (used in) provided by operating activities	86,734	29,691

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	38,836	-

Net cash (used in) provided by investing activities	38,836	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	125,570	29,691

Cash and cash equivalents, beginning	166,596	187,189

Cash and cash equivalents, ending	$292,166	$216,880

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2009	2008

Cash flows from operating activities:

Net income (loss)	$25,910	$(413,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	17,162	8,452
Distributions from Operating Partnerships	1,140	104,376
Share of (Income) Loss from Operating Partnerships	(210,011)	173,467
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,125	(381)
Decrease (Increase) in other assets	-	2,876
(Decrease) Increase in accounts payable affiliates	11,551	167,378

Net cash (used in) provided by operating activities	(145,123)	42,451

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145,123)	42,451

Cash and cash equivalents, beginning	366,614	202,820

Cash and cash equivalents, ending	$221,491	$245,271

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2009	2008

Cash flows from operating activities:

Net income (loss)	$177,926	$(344,970)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	34,246	7,827
Distributions from Operating Partnerships	118	171
Share of (Income) Loss from Operating Partnerships	(290,717)	185,534
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(13,574)	-
(Decrease) Increase in accounts payable affiliates	162,347	162,818

Net cash (used in) provided by operating activities	70,346	10,999

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,346	10,999

Cash and cash equivalents, beginning	109,954	87,690

Cash and cash equivalents, ending	$180,300	$98,689

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(414,474)	$(761,415)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	1,650
Distributions from Operating Partnerships	49,619	54,840
Share of (Income) Loss from Operating Partnerships	266,881	590,309
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(2,717)	-
(Decrease) Increase in accounts payable affiliates	142,058	92,058

Net cash (used in) provided by operating activities	41,367	(22,939)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,367	(22,939)

Cash and cash equivalents, beginning	192,128	185,940

Cash and cash equivalents, ending	$233,495	$163,001

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(308,701)	$(775,051)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	14,474	1,656
Distributions from Operating Partnerships	-	934
Share of (Income) Loss from Operating Partnerships	132,903	576,042
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	165,702	168,990

Net cash (used in) provided by operating activities	4,378	(27,810)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,378	(27,810)

Cash and cash equivalents, beginning	137,986	174,993

Cash and cash equivalents, ending	$142,364	$147,183

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(289,642)	$(429,889)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	52,170	10,619
Distributions from Operating Partnerships	1,207	32,181
Share of (Income) Loss from Operating Partnerships	118,137	309,832
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	93,086	68,086

Net cash (used in) provided by operating activities	(25,042)	(9,552)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,042)	(9,552)

Cash and cash equivalents, beginning	264,094	276,205

Cash and cash equivalents, ending	$239,052	$266,653

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(586,312)	$(719,532)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	-
Distributions from Operating Partnerships	476	4,233
Share of (Income) Loss from Operating Partnerships	379,781	514,371
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,357)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	182,076	132,076

Net cash (used in) provided by operating activities	(23,979)	(74,209)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,979)	(74,209)

Cash and cash equivalents, beginning	182,803	258,422

Cash and cash equivalents, ending	$158,824	$184,213

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(597,024)	$(1,080,862)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	65,528	18,362
Distributions from Operating Partnerships	2,984	-
Share of (Income) Loss from Operating Partnerships	408,013	866,046
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,750	(381)
Decrease (Increase) in other assets	(9,962)	-
(Decrease) Increase in accounts payable affiliates	160,985	139,972

Net cash (used in) provided by operating activities	34,274	(56,863)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,274	(56,863)

Cash and cash equivalents, beginning	237,567	306,548

Cash and cash equivalents, ending	$271,841	$249,685

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$125,000	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(250,718)	$(331,201)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	5,990	13,638
Distributions from Operating Partnerships	2,670	5,555
Share of (Income) Loss from Operating Partnerships	143,021	209,143
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,750	(447)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	90,175	93,517

Net cash (used in) provided by operating activities	(5,112)	(9,795)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,112)	(9,795)

Cash and cash equivalents, beginning	179,652	186,282

Cash and cash equivalents, ending	$174,540	$176,487

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$125,000	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(498,199)	$(764,157)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	192,220	21,969
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	126,429	571,851
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	152,669	153,304

Net cash (used in) provided by operating activities	(26,881)	(17,414)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,881)	(17,414)

Cash and cash equivalents, beginning	72,369	66,702

Cash and cash equivalents, ending	$45,488	$49,288

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(483,402)	$(607,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	36,144	64,617
Distributions from Operating Partnerships	2,459	-
Share of (Income) Loss from Operating Partnerships	307,792	435,674
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,198)
Decrease (Increase) in other assets	-	1,370
(Decrease) Increase in accounts payable affiliates	114,180	89,180

	-	-
Net cash (used in) provided by operating activities	(22,827)	(24,038)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,827)	(24,038)

Cash and cash equivalents, beginning	118,051	148,626

Cash and cash equivalents, ending	$95,224	$124,588

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(300,018)	$(349,506)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	14,920	44,231
Distributions from Operating Partnerships	17,516	3,060
Share of (Income) Loss from Operating Partnerships	198,535	236,777
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	1,370
(Decrease) Increase in accounts payable affiliates	85,793	61,779

Net cash (used in) provided by operating activities	16,746	(2,670)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,746	(2,670)

Cash and cash equivalents, beginning	101,615	97,695

Cash and cash equivalents, ending	$118,361	$95,025

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(458,656)	$(794,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	59,124	47,411
Distributions from Operating Partnerships	35,604	20,790
Share of (Income) Loss from Operating Partnerships	282,367	631,822
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(522)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,432	77,432

Net cash (used in) provided by operating activities	20,871	(17,868)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,871	(17,868)

Cash and cash equivalents, beginning	272,497	305,864

Cash and cash equivalents, ending	$293,368	$287,996

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(402,314)	$(376,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	13,110	49,456
Distributions from Operating Partnerships	31,381	159,676
Share of (Income) Loss from Operating Partnerships	300,254	219,738
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	32,200	57,200

	-	-
Net cash (used in) provided by operating activities	(25,369)	109,584

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,369)	109,584

Cash and cash equivalents, beginning	261,393	133,521

Cash and cash equivalents, ending	$236,024	$243,105

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(452,699)	$(409,119)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	11,036	45,162
Distributions from Operating Partnerships	6,418	98,958
Share of (Income) Loss from Operating Partnerships	355,962	298,305
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	18,400	43,400

Net cash (used in) provided by operating activities	(60,883)	76,325

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,883)	76,325

Cash and cash equivalents, beginning	239,921	158,655

Cash and cash equivalents, ending	$179,038	$234,980

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(548,065)	$(539,651)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	26,518	56,864
Distributions from Operating Partnerships	450	765
Share of (Income) Loss from Operating Partnerships	391,699	348,893
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	107,980	100,008

		-
Net cash (used in) provided by operating activities	(21,418)	(33,502)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,418)	(33,502)

Cash and cash equivalents, beginning	127,519	142,164

Cash and cash equivalents, ending	$106,101	$108,662

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(602,109)	$(552,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	141,382	66,963
Distributions from Operating Partnerships	5,176	2,119
Share of (Income) Loss from Operating Partnerships	355,311	367,981
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,584)
Decrease (Increase) in other assets	(835)	-
(Decrease) Increase in accounts payable affiliates	131,719	133,044

Net cash (used in) provided by operating activities	30,644	7,818

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,644	7,818

Cash and cash equivalents, beginning	40,375	21,723

Cash and cash equivalents, ending	$71,019	$29,541

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(660,887)	$(576,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	64,366	58,567
Distributions from Operating Partnerships	150	267
Share of (Income) Loss from Operating Partnerships	445,352	356,091
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	117,628	(117,628)
(Decrease) Increase in accounts payable affiliates	76,160	1,160

Net cash (used in) provided by operating activities	42,769	(278,784)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(4,211)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(4,211)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,769	(282,995)

Cash and cash equivalents, beginning	359,855	649,411

Cash and cash equivalents, ending	$402,624	$366,416

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(782,317)	$(804,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	144,868	83,675
Distributions from Operating Partnerships	1,657	1,263
Share of (Income) Loss from Operating Partnerships	444,631	526,359
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	117,628	(117,628)
(Decrease) Increase in accounts payable affiliates	153,390	103,390

Net cash (used in) provided by operating activities	79,857	(207,790)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(2,268)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(2,268)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,857	(210,058)

Cash and cash equivalents, beginning	185,952	343,255

Cash and cash equivalents, ending	$265,809	$133,197

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(800,370)	$(691,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	147,067	56,508
Distributions from Operating Partnerships	-	7,116
Share of (Income) Loss from Operating Partnerships	498,105	487,477
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(32,648)	92,352

Net cash (used in) provided by operating activities	(187,846)	(48,666)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(58,174)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(58,174)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(187,846)	(106,840)

Cash and cash equivalents, beginning	791,833	864,250

Cash and cash equivalents, ending	$603,987	$757,410

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$(75,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(1,029,633)	$(1,087,131)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	144,052	72,442
Distributions from Operating Partnerships	24,436	8,554
Share of (Income) Loss from Operating Partnerships	664,273	819,633
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(678)
Decrease (Increase) in other assets	-	5,435
(Decrease) Increase in accounts payable affiliates	(91,718)	33,282

Net cash (used in) provided by operating activities	(288,590)	(148,463)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(288,590)	(148,463)

Cash and cash equivalents, beginning	871,105	1,030,160

Cash and cash equivalents, ending	$582,515	$881,697

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(518,456)	$(576,426)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	47,587	51,945
Distributions from Operating Partnerships	898	668
Share of (Income) Loss from Operating Partnerships	311,273	390,586
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,667)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(25,236)	49,764

Net cash (used in) provided by operating activities	(183,934)	(85,130)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(183,934)	(85,130)

Cash and cash equivalents, beginning	480,195	588,436

Cash and cash equivalents, ending	$296,261	$503,306

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has increased (decreased) its investments in operating limited partnerships and increased (decreased) its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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
September 30, 2009
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2009 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2009, an impairment of $16,813,106 was recorded and the lives of the remaining acquisition costs were reassessed. The life of the remaining acquisition costs were reassessed and determined to be in the range of 2 - 8 years.

Accumulated amortization of acquisition costs by Series as of September 30, 2009 and 2008 are as follows:

	2009	2008
Series 20	$ -	$ 33,935
Series 21	-	18,562
Series 22	-	58,329
Series 23	-	82,415
Series 24	-	96,942
Series 25	5,714	97,358
Series 26	17,162	162,826
Series 27	182,164	141,994
Series 28	-	31,351
Series 29	47,446	31,317
Series 30	52,170	201,630
Series 32	65,528	287,488
Series 33	5,990	258,231
Series 34	621,449	410,097
Series 35	36,144	1,163,504
Series 36	14,920	794,439
Series 37	59,124	761,600
Series 38	13,110	671,288
Series 39	11,036	592,508
Series 40	26,518	584,161
Series 41	141,382	749,854
Series 42	64,366	621,222
Series 43	135,920	805,468
Series 44	674,273	482,036
Series 45	144,052	558,667
Series 46	39,964	395,955
	$2,358,432	$10,093,177

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2009 and 2008, are as follows:
	2009	2008
Series 20	$ 84,438	$ 84,438
Series 21	35,034	45,093
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	48,150	56,934
Series 25	57,771	68,169
Series 26	102,862	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	82,851	84,495
Series 30	46,543	46,543
Series 31	91,038	91,038
Series 32	79,276	82,086
Series 33	41,059	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	61,708	61,708
Series 42	63,080	63,080
Series 43	76,695	76,695
Series 44	71,176	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,728,806	$1,770,760

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2009 and 2008 are as follows:
	2009	2008
Series 20	$ 50,000	$ 50,000
Series 21	500,000	-
Series 24	75,000	50,000
Series 25	50,000	50,000
Series 26	200,000	50,000
Series 28	25,000	75,000
Series 30	-	25,000
Series 31	-	50,000
Series 32	-	25,000
Series 35	-	25,000
Series 36	-	25,000
Series 37	-	25,000
Series 38	50,000	25,000
Series 39	50,000	25,000
Series 42	50,000	125,000
Series 43	-	50,000
Series 44	175,000	50,000
Series 45	275,000	150,000
Series 46	150,000	75,000
	$1,650,000	$ 950,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2009 and 2008 the Fund has limited partnership interests in 502 and 510 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2009 and 2008 are as follows:
	2009	2008
Series 20	22	22
Series 21	12	13
Series 22	29	29
Series 23	22	22
Series 24	22	24
Series 25	20	22
Series 26	43	45
Series 27	16	16
Series 28	26	26
Series 29	21	21
Series 30	18	18
Series 31	26	26
Series 32	16	16
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	21	21

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 42	22	23
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	502	510

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2009 and 2008 are as follows:
	2009	2008
Series 21	$ -	$ 236,479
Series 22	9,352	9,352
Series 24	9,999	9,999
Series 25	10,001	61,733
Series 26	14,490	29,490
Series 27	39,749	39,749
Series 28	40,968	40,968
Series 29	10,197	45,783
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	298,561
Series 33	69,154	194,154
Series 34	-	8,244
Series 37	138,438	138,438
Series 40	102	8,694
Series 41	100	100
Series 42	452,937	452,937
Series 43	307,738	307,738
Series 44	590,561	568,952
Series 45	16,724	16,724
Series 46	20,138	20,138
	$2,097,899	$2,681,923

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2009 the Fund disposed of eight Operating Partnerships. A summary of the dispositions by Series for September 30, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 21	1	-	$718,078	$620,200
Series 24	1	1	78,849	78,849
Series 25	2	-	38,836	38,836
Series 26	2	-	-	-
Series 42	-	1	-	-

Total	6	2	$835,763	$737,885

During the six months ended September 30, 2008 the Fund did not dispose of any Operating Partnerships.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2009.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

	2009	2008

Revenues
Rental	$82,177,474	$82,674,694
Interest and other	3,167,128	3,958,024

	85,344,602	86,632,718

Expenses
Interest	19,703,364	21,463,756
Depreciation and amortization	24,834,303	25,440,316
Operating expenses	53,705,789	52,361,439

	98,243,456	99,265,511

NET INCOME (LOSS)	$(12,898,854)	$(12,632,793)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(12,769,864)	$(12,506,565)

Net income (loss) allocated to other Partners	$(128,990)	$(126,228)

* Amounts include $7,130,412 and $3,159,393 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 20

	2009	2008

Revenues
Rental	$4,835,711	$4,767,057
Interest and other	281,627	526,738

	5,117,338	5,293,795

Expenses
Interest	1,236,004	1,260,076
Depreciation and amortization	1,181,484	1,183,812
Operating expenses	3,178,887	3,034,215

	5,596,375	5,478,103

NET INCOME (LOSS)	$(479,037)	$(184,308)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(474,247)	$(182,465)

Net income (loss) allocated to other Partners	$(4,790)	$(1,843)

* Amounts include $474,247 and $64,257 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 21

	2009	2008

Revenues
Rental	$1,817,685	$2,125,710
Interest and other	44,885	145,666

	1,862,570	2,271,376

Expenses
Interest	500,130	623,207
Depreciation and amortization	408,867	445,098
Operating expenses	1,100,994	1,436,346

	2,009,991	2,504,651

NET INCOME (LOSS)	$(147,421)	$(233,275)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(145,947)	$(230,942)

Net income (loss) allocated to other Partners	$(1,474)	$(2,333)

* Amounts include $145,947 and $177,788 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 22

	2009	2008

Revenues
Rental	$2,976,107	$2,967,227
Interest and other	191,864	177,432

	3,167,971	3,144,659

Expenses
Interest	595,122	647,061
Depreciation and amortization	884,412	916,786
Operating expenses	2,249,000	2,167,234

	3,728,534	3,731,081

NET INCOME (LOSS)	$(560,563)	$(586,422)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(554,957)	$(580,558)

Net income (loss) allocated to other Partners	$(5,606)	$(5,864)

* Amounts include $554,957 and $562,947 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 23

	2009	2008

Revenues
Rental	$3,304,040	$3,318,444
Interest and other	174,265	138,913

	3,478,305	3,457,357

Expenses
Interest	783,636	790,740
Depreciation and amortization	772,842	839,662
Operating expenses	2,380,242	2,310,130

	3,936,720	3,940,532

NET INCOME (LOSS)	$(458,415)	$(483,175)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(453,830)	$(478,342)

Net income (loss) allocated to other Partners	$(4,585)	$(4,833)

* Amounts include $453,830 and $498,329 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 24

	2009	2008

Revenues
Rental	$2,590,764	$2,727,086
Interest and other	51,677	58,155

	2,642,441	2,785,241

Expenses
Interest	621,971	683,007
Depreciation and amortization	820,656	781,014
Operating expenses	1,744,377	1,818,769

	3,187,004	3,282,790

NET INCOME (LOSS)	$(544,563)	$(497,549)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(539,117)	$(492,574)

Net income (loss) allocated to other Partners	$(5,446)	$(4,975)

* Amounts include $539,117 and $450,232 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 25

	2009	2008

Revenues
Rental	$4,747,644	$4,604,740
Interest and other	63,121	148,115

	4,810,765	4,752,855

Expenses
Interest	955,413	1,082,760
Depreciation and amortization	1,116,102	1,009,254
Operating expenses	3,078,331	3,170,239

	5,149,846	5,262,253

NET INCOME (LOSS)	$(339,081)	$(509,398)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(335,690)	$(504,304)

Net income (loss) allocated to other Partners	$(3,391)	$(5,094)

* Amounts include $326,229 and $364,921 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 26

	2009	2008

Revenues
Rental	$5,468,742	$5,538,619
Interest and other	170,105	235,039

	5,638,847	5,773,658

Expenses
Interest	1,077,705	1,084,153
Depreciation and amortization	1,313,636	1,431,429
Operating expenses	3,630,162	3,588,687

	6,021,503	6,104,269

NET INCOME (LOSS)	$(382,656)	$(330,611)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(378,829)	$(327,305)

Net income (loss) allocated to other Partners	$(3,827)	$(3,306)

* Amounts include $588,840 and $153,838 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 27

	2009	2008

Revenues
Rental	$4,065,202	$3,889,082
Interest and other	70,011	69,394

	4,135,213	3,958,476

Expenses
Interest	1,053,575	1,319,337
Depreciation and amortization	853,345	859,059
Operating expenses	2,069,973	1,968,376

	3,976,893	4,146,772

NET INCOME (LOSS)	$158,320	$(188,296)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$156,737	$(186,513)

Net income (loss) allocated to other Partners	$1,583	$(1,783)

* Amounts include $133,980 and $979 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 28

	2009	2008

Revenues
Rental	$3,389,419	$3,354,751
Interest and other	86,614	96,359

	3,476,033	3,451,110

Expenses
Interest	718,079	716,487
Depreciation and amortization	1,119,563	1,179,400
Operating expenses	2,485,723	2,170,899

	4,323,365	4,066,786

NET INCOME (LOSS)	$(847,332)	$(615,676)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(838,859)	$(609,519)

Net income (loss) allocated to other Partners	$(8,473)	$(6,157)

* Amounts include $571,978 and $19,210 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 29

	2009	2008

Revenues
Rental	$3,449,501	$3,352,329
Interest and other	190,758	195,979

	3,640,259	3,548,308

Expenses
Interest	919,128	1,012,042
Depreciation and amortization	1,208,537	1,217,456
Operating expenses	2,519,738	2,313,299

	4,647,403	4,542,797

NET INCOME (LOSS)	$(1,007,144)	$(994,489)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(997,073)	$(984,544)

Net income (loss) allocated to other Partners	$(10,071)	$(9,945)

* Amounts include $864,170 and $408,502 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 30

	2009	2008

Revenues
Rental	$2,582,814	$2,505,015
Interest and other	54,603	84,450

	2,637,417	2,589,465

Expenses
Interest	444,372	479,466
Depreciation and amortization	609,718	577,849
Operating expenses	1,938,047	1,845,113

	2,992,137	2,902,428

NET INCOME (LOSS)	$(354,720)	$(312,963)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(351,173)	$(309,832)

Net income (loss) allocated to other Partners	$(3,547)	$(3,131)

* Amounts include $233,036 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 31

	2009	2008

Revenues
Rental	$4,911,837	$5,087,123
Interest and other	179,290	236,094

	5,091,127	5,323,217

Expenses
Interest	983,942	1,098,199
Depreciation and amortization	1,546,932	1,554,659
Operating expenses	3,354,519	3,197,849

	5,885,393	5,850,707

NET INCOME (LOSS)	$(794,266)	$(527,490)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(786,323)	$(522,215)

Net income (loss) allocated to other Partners	$(7,943)	$(5,275)

* Amounts include $406,542 and $7,844 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 32

	2009	2008

Revenues
Rental	$3,103,707	$2,952,767
Interest and other	142,320	118,104

	3,246,027	3,070,871

Expenses
Interest	742,637	807,034
Depreciation and amortization	1,222,298	1,292,410
Operating expenses	2,014,860	1,773,445

	3,979,795	3,872,889

NET INCOME (LOSS)	$(733,768)	$(802,018)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(726,430)	$(793,998)

Net income (loss) allocated to other Partners	$(7,338)	$(8,020)

* Amounts include $318,417 and $47,422 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 33

	2009	2008

Revenues
Rental	$1,736,651	$1,713,896
Interest and other	52,179	67,732

	1,788,830	1,781,628

Expenses
Interest	471,597	475,316
Depreciation and amortization	587,231	594,949
Operating expenses	1,071,653	957,464

	2,130,481	2,027,729

NET INCOME (LOSS)	$(341,651)	$(246,101)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(338,234)	$(243,640)

Net income (loss) allocated to other Partners	$(3,417)	$(2,461)

* Amounts include $195,213 and $34,497 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 34

	2009	2008

Revenues
Rental	$3,003,342	$3,026,611
Interest and other	172,675	173,619

	3,176,017	3,200,230

Expenses
Interest	826,039	920,754
Depreciation and amortization	1,075,667	1,124,672
Operating expenses	1,771,401	1,751,880

	3,673,107	3,797,306

NET INCOME (LOSS)	$(497,090)	$(597,076)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(492,119)	$(591,105)

Net income (loss) allocated to other Partners	$(4,971)	$(5,971)

* Amounts include $365,690 and $19,254 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,

(Unaudited)

Series 35

	2009	2008

Revenues
Rental	$2,263,098	$2,680,710
Interest and other	85,270	135,972

	2,348,368	2,816,682

Expenses
Interest	542,097	710,988
Depreciation and amortization	777,174	917,671
Operating expenses	1,491,324	1,718,699

	2,810,595	3,347,358

NET INCOME (LOSS)	$(462,227)	$(530,676)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(457,605)	$(525,369)

Net income (loss) allocated to other Partners	$(4,622)	$(5,307)

* Amounts include $149,813 and $89,695 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 36

	2009	2008

Revenues
Rental	$1,716,873	$1,584,415
Interest and other	56,221	60,422

	1,773,094	1,644,837

Expenses
Interest	443,559	489,903
Depreciation and amortization	535,526	481,713
Operating expenses	1,017,963	915,954

	1,997,048	1,887,570

NET INCOME (LOSS)	$(223,954)	$(242,733)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(221,714)	$(240,306)

Net income (loss) allocated to other Partners	$(2,240)	$(2,427)

* Amounts include $23,179 and $3,529 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 37

	2009	2008

Revenues
Rental	$2,260,259	$2,215,253
Interest and other	93,694	89,767

	2,353,953	2,305,020

Expenses
Interest	464,721	644,715
Depreciation and amortization	801,538	769,583
Operating expenses	1,584,474	1,528,926

	2,850,733	2,943,224

NET INCOME (LOSS)	$(496,780)	$(638,204)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(491,812)	$(631,822)

Net income (loss) allocated to other Partners	$(4,968)	$(6,382)

* Amounts include $209,445 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 38

	2009	2008

Revenues
Rental	$1,668,803	$1,681,368
Interest and other	58,715	79,284

	1,727,518	1,760,652

Expenses
Interest	406,008	406,663
Depreciation and amortization	552,516	589,998
Operating expenses	1,072,280	985,949

	2,030,804	1,982,610

NET INCOME (LOSS)	$(303,286)	$(221,958)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(300,254)	$(219,738)

Net income (loss) allocated to other Partners	$(3,032)	$(2,220)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 39

	2009	2008

Revenues
Rental	$1,212,424	$1,243,465
Interest and other	78,543	116,608

	1,290,967	1,360,073

Expenses
Interest	260,070	286,970
Depreciation and amortization	477,496	496,046
Operating expenses	912,959	878,374

	1,650,525	1,661,390

NET INCOME (LOSS)	$(359,558)	$(301,317)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(355,962)	$(298,305)

Net income (loss) allocated to other Partners	$(3,596)	$(3,012)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 40

	2009	2008

Revenues
Rental	$1,620,596	$1,846,054
Interest and other	80,011	109,892

	1,700,607	1,955,946

Expenses
Interest	381,103	471,620
Depreciation and amortization	610,644	642,942
Operating expenses	1,104,515	1,193,800

	2,096,262	2,308,362

NET INCOME (LOSS)	$(395,655)	$(352,416)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(391,699)	$(348,893)

Net income (loss) allocated to other Partners	$(3,956)	$(3,523)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 41

	2009	2008

Revenues
Rental	$2,689,780	$2,555,847
Interest and other	100,275	100,960

	2,790,055	2,656,807

Expenses
Interest	842,992	822,075
Depreciation and amortization	842,891	861,689
Operating expenses	1,510,027	1,437,186

	3,195,910	3,120,950

NET INCOME (LOSS)	$(405,855)	$(464,143)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(401,796)	$(459,502)

Net income (loss) allocated to other Partners	$(4,059)	$(4,641)

* Amounts include $46,485 and $91,521 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 42

	2009	2008

Revenues
Rental	$2,895,350	$2,867,130
Interest and other	126,681	103,395

	3,022,031	2,970,525

Expenses
Interest	739,661	730,745
Depreciation and amortization	882,105	928,371
Operating expenses	2,022,677	1,759,311

	3,644,443	3,418,427

NET INCOME (LOSS)	$(622,412)	$(447,902)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(616,188)	$(443,423)

Net income (loss) allocated to other Partners	$(6,224)	$(4,479)

* Amounts include $170,836 and $87,332 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 43

	2009	2008

Revenues
Rental	$3,352,187	$3,299,532
Interest and other	129,586	108,487

	3,481,773	3,408,019

Expenses
Interest	785,861	679,336
Depreciation and amortization	1,183,840	1,241,826
Operating expenses	2,135,385	2,086,172

	4,105,086	4,007,334

NET INCOME (LOSS)	$(623,313)	$(599,315)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(617,080)	$(593,322)

Net income (loss) allocated to other Partners	$(6,233)	$(5,993)

* Amounts include $172,449 and $66,963 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 44

	2009	2008

Revenues
Rental	$3,566,931	$3,913,054
Interest and other	134,878	283,586

	3,701,809	4,196,640

Expenses
Interest	1,013,799	1,253,377
Depreciation and amortization	1,235,926	1,211,209
Operating expenses	2,085,247	2,224,455

	4,334,972	4,689,041

NET INCOME (LOSS)	$(633,163)	$(492,401)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(626,831)	$(487,477)

Net income (loss) allocated to other Partners	$(6,332)	$(4,924)

* Amounts include $128,726 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 45

	2009	2008

Revenues
Rental	$4,470,953	$4,409,117
Interest and other	193,935	212,832

	4,664,888	4,621,949

Expenses
Interest	1,150,841	1,208,722
Depreciation and amortization	1,558,879	1,547,218
Operating expenses	2,684,015	2,704,359

	5,393,735	5,460,299

NET INCOME (LOSS)	$(728,847)	$(838,350)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P. *	$(721,559)	$(829,966)

Net income (loss) allocated to other Partners	$(7,288)	$(8,384)

* Amounts include $57,286 and $10,333 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 46

	2009	2008

Revenues
Rental	$2,477,054	$2,448,292
Interest and other	103,325	85,030

	2,580,379	2,533,322

Expenses
Interest	743,302	759,003
Depreciation and amortization	654,478	744,541
Operating expenses	1,497,016	1,424,309

	2,894,796	2,927,853

NET INCOME (LOSS)	$(314,417)	$(394,531)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(311,273)	$(390,586)

Net income (loss) allocated to other Partners	$(3,144)	$(3,945)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009

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

NOTE F - SUBSEQUENT EVENT

The Fund has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Funds's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

The Fund has entered into an agreement to sell the interest in one Operating Partnership. The estimated sale price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for the Operating Partnership is $937,226. The estimated gain on sale of the Operating Partnership is $872,226 and the sale is expected to be recognized in the third quarter of fiscal year end 2010.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2009 were $1,728,806 and total fund management fees accrued as of September 30, 2009 were $46,441,868. During the six months ended September 30, 2009, $1,650,000 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2009, an affiliate of the general partner of the Fund advanced a total of $1,686,457 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2009, $48,960 was advanced to the Fund from an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2009, are as follows:

	Current
	Year	Total

Series 21	$ -	$ 108,007
Series 22	5,334	42,830
Series 23	5,414	53,150
Series 27	4,745	46,551
Series 33	5,625	40,153
Series 34	6,071	53,299
Series 36	5,495	115,541
Series 38	-	69,191
Series 39	-	220,455
Series 40	7,972	315,441
Series 41	8,304	348,742
Series 42	-	221,615
Series 43	-	51,482
	$48,960	$1,686,457

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2009.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended September 30, 2009, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 2 of the Operating Partnerships and 12 remain.

Prior to the quarter ended September 30, 2009, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2009, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of September 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended September 30, 2009, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in two of the Operating Partnerships and 22 remain.

During the quarter ended September 30, 2009, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of September 30, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2009, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of September 30, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in two of the Operating Partnerships and 43 remain.

During the quarter ended September 30, 2009, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of September 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended September 30, 2009, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $39,749 as of September 30, 2009. Of the amount outstanding, $19,341 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $20,408 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended September 30, 2009, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of September 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in one of the Operating Partnership and 21 remain.

During the quarter ended September 30, 2009, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of September 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2009, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2009. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2009, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2009. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2009, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of September 30, 2009. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended September 30, 2009, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended September 30, 2009, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended September 30, 2009, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended September 30, 2009, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2009, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2009, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2009. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2009, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of September 30, 2009. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2009, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreement.

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

During the quarter ended September 30, 2009, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 1 of the Operating Partnerships and 22 remain.

During the quarter ended September 30, 2009, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 4 Operating Partnerships in the amount of $452,937 as of September 30, 2009. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $119,118 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2009, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of September 30, 2009. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2009, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $590,561 as of September 30, 2009. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,957 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2009, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreement.

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

During the quarter ended September 30, 2009, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 3 Operating Partnerships in the amount of $20,138 as of September 30, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2009 and 2008, the Fund held limited partnership interests in 502 and 510 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the six months ended September 30, 2009, are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 20	$ 77,790	$ 6,648	$ 147,072	$ 21,804
Series 21	30,469	4,565	11,215	62,206
Series 22	60,836	2,812	117,372	9,924
Series 23	59,566	500	106,382	13,750
Series 24	40,883	7,267	69,322	35,762
Series 25	50,071	7,700	58,261	60,747
Series 26	90,622	12,240	141,948	69,603
Series 27	(10,199)	89,000	47,478	110,124
Series 28	74,779	8,750	113,191	53,867
Series 29	68,589	14,262	118,240	47,462
Series 30	39,969	6,574	86,511	6,575
Series 31	89,538	1,500	168,017	14,059
Series 32	67,276	12,000	112,702	48,283
Series 33	31,221	9,838	74,712	9,838
Series 34	73,299	-	146,598	-
Series 35	54,590	2,500	109,221	4,959
Series 36	35,161	4,988	60,873	19,425
Series 37	43,198	8,018	91,914	10,518
Series 38	36,900	4,200	59,469	22,731
Series 39	24,000	10,200	58,200	10,200
Series 40	49,329	675	95,008	5,000
Series 41	51,480	10,228	94,212	29,203
Series 42	50,246	12,834	109,679	16,481
Series 43	75,820	875	148,150	5,240
Series 44	56,179	14,997	126,355	15,997
Series 45	87,604	4,037	164,083	19,199
Series 46	61,650	732	124,032	732
	$1,470,866	$257,940	$2,760,217	$723,689

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 20 reflects a net loss from Operating Partnerships of $(479,037) and $(184,308), respectively, which includes depreciation and amortization of $1,181,484 and $1,183,812, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit monitoring agency, the Illinois Housing Development Authority ("IHDA"), and high debt. The 2008 average occupancy was 82% and the average occupancy for the first three quarters of 2009 was 83%. Occupancy decreased at the end of the second quarter of 2008, due to a number of evictions. Management had trouble re-leasing those vacated units, so the regional manager relaxed some applicant screening criteria, such as work history, which resulted in a number of approved applicants that would have previously been denied. In addition, a new site manager was hired in January 2009. With these changes, occupancy was up to 92% at the end of September 2009.

Due to several months of low occupancy, the property had insufficient cash to turn units and pay payroll and property management fees in early 2009. In May 2009, the investment partnership funded $16,238 to cover some payables associated with unit turn costs, as well as past due management fees and payroll. In the third quarter of 2009, the investment partnership funded an additional $23,553 to cover mold remediation costs (see below) that property operations could not support. To date, the investment partnership has funded $72,178 to the Operating Partnership for operating deficits, of which $39,791 was funded in 2009; $17,112 was funded in 2007; and the remainder was funded in prior years. The property operated slightly below breakeven in 2008 and has continued to operate below breakeven for 2009. The property should be able to breakeven at 94%; however, at the current occupancy level it is not possible to cover the cost of unit turnovers and pay debt service. The Operating Partnership previously established an operating reserve, which had a balance of approximately $78,000 at the end of the second quarter 2009; however, per the loan documents, this reserve functions as a debt service reserve, is controlled by the lender, and is only to be withdrawn from by the lender in the event of default under the loan agreement.

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

In May 2009, management reported mold growth in the basement of the property after several weeks of heavy rain. The water eventually dissipated, but the excessive moisture in the basement caused rapid mold growth, mostly in the storage areas and stairwell of the basement. Mold growth also spread into the laundry room used by the residents. No resident units were affected. A mold inspection was performed in June 2009 and remediation bids, were received in July 2009. Remediation began in July 2009 and cost approximately $42,000, of which approximately $18,500 was paid out of operating cash. The work was completed in August 2009 and a subsequent inspection revealed that all samples were below acceptable contamination levels. To date, there have been no reports or claims with regard to this mold issue from any residents.

The property taxes and insurance are current; however, in June and July 2009, the Operating Partnership was unable to make the debt service payment. The operating general partner made a request to the lender for a release of funds from the operating reserve, discussed above, to cover future deficits. The lender was not willing to release such funds. With the property unable to cover unit turnover costs, debt service, and the cost of a mold remediation, the property has been unable to make further debt service payments and will likely face foreclosure in the fourth quarter of 2009 or first quarter of 2010. The investment general partner and operating general partners also discussed the possibility of a debt workout plan for this property with the lender; however, without access to the operating reserve, funds would have been required to be released from the investment partnership reserves as part of such workout plan. The investment general partner has determined that the costs associated with maintaining the property through December 31, 2010, the end of the low income housing tax credit compliance period, appear greater than the benefits associated with maintaining tax credit compliance. Any foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period will require the Operating Partnership to recognize tax credit recapture. The amount of tax credit recapture will vary based on the foreclosure sale year. If the foreclosure were to take place in 2009 the Operating Partnership will experience estimated recapture and interest of $558,817, equivalent to $142 per 1,000 BACs. If the foreclosure were to take place in 2010 the Operating Partnership will experience estimated recapture and interest of $292,999, equivalent to $74 per 1,000 BACs. The lender assigned a receiver to the property on October 1, 2009. The receiver is now managing the property and all Operating Partnership accounts.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The property suffered a fire in the second quarter of 2006, causing twenty units to come off-line. The property was issued 8823s for the units taken off-line. Additionally, 8823s were issued to the property as a result of a State inspection completed prior to the fire. Management sent corrective documents to the Texas Department of Housing and corrected 8823s were received in the third quarter of 2008. Although 2008 average occupancy improved through the first two quarters, it decreased during the second half of the year to 78% as a result of vacancies caused by water damage from Hurricane Ike. In total, 64 units were affected, of which 46 were off-line. All units were back on line in the first quarter of 2009. All liability issues were addressed and corrected immediately following the storm. The estimated cost for repairs is $2,300,000, with insurance proceeds covering all expenses. Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in concession of $99 and a resident referral program with a $300 discount are in place. This has helped occupancy increase to 86% as of September 2009. The tax credit delivery period ended in 2005 and the low-income housing tax credit compliance period expires in December 2009. The mortgage, taxes, and insurance payments are current.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the third quarter of 2009, the property continues to operate below breakeven due to low occupancy and high operating expenses. Occupancy has dropped in 2009 and ended the third quarter at 70% occupied. The operating general partner has stated that the drop in occupancy is due to new competition in the area, the depressed local economy and turnover in management. To help increase occupancy, management has increased marketing to local businesses. They are leaving fliers with property information, rental rates and specials. Management continues to lower rents and offer concessions of up to one month free rent to help increase occupancy. Management also implemented a resident referral program at the beginning of the third quarter. A new property manager was hired in June 2009. She has extensive management experience and the operating general partner is very confident that she will be able to improve occupancy. The investment general partner will continue to monitor the new property manager's progress and commissioned a third party to assess the new manager's leasing skills. The management company has also advised that they are in the process of hiring a second regional property manager for the Jackson, MS market. They feel that the Jackson market is a difficult market and having a second regional property manager will provide the proper oversight and attention to help improve occupancy and overall operations. High maintenance, utility and bad debt expenses have also contributed to the decline in operations. The accounts payable balance remains high. Maintenance expenses are high due to the increased turnover at the property and the need to make vacant units rent ready. To retain residents and decrease turnover, management is offering incentives to current residents such as carpet cleanings, touch up painting and a renewal concession equal to one-half month's rent. Utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the City about potentially lowering rates, but has been unsuccessful. The investment general partner will continue to work with management to strengthen their collection procedures and has asked management and the operating general partner to track their screening criteria to ensure they are renting to residents with strong rental history. The investment general partner addressed the high accounts payable issue with the operating general partner in the third quarter. The operating general partner did advance some funds to the Operating Partnership in the third quarter, but payables continue to grow. The investment general partner will continue to follow up with management to ensure aged payables do not impact operations. The investment general partner performed a management review and site inspection in October of 2009. The property manager appears qualified for the position and the physical condition of the property was good. All taxes, insurance and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire with respect to Northfield Apartments LP.

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

Series 21

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 21 reflects a net loss from Operating Partnerships of $(147,421) and $(233,275), respectively, which includes depreciation and amortization of $408,867 and $445,098, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 96% in 2008 with operations below breakeven status. Through the third quarter of 2009, occupancy remains strong at 94%, and expenses remain below the State averages, but the property continues to operate below breakeven. Although occupancy is high and expenses remain reasonable, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. In 2008, the property operated with an average occupancy of 97% with below breakeven operations. Through the third quarter of 2009, occupancy has declined slightly averaging 92%, and operations remain below breakeven. Although occupancy is strong and expenses remain below the State averages, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the Housing Authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payables are all current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. The property continues to operate below breakeven due to high operating expenses and low occupancy. On August 20, 2007, the investment general partner received a fax, via management, from the Internal Revenue Service stating that due to continued non-compliance at Lookout Ridge Apartments, credits could not be calculated for the year, and that the previous credits claimed are subject to recapture. The specific non-compliance issues cited by the Internal Revenue Service are: management failed to correctly complete or document tenants' annual income certification; violation(s) of local inspection standards; the project failed to meet minimum set-aside requirements; violation(s) of the Vacant Unit Rule under Reg. 1.42-5(c)(1)(ix); and the project is no longer in compliance with nor participating in the Section 42 Program.

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

The operating general partner requested use of operating reserve funds in order to pay for 2008 taxes; as such, the operating reserve balance is now zero per the 2008 audit. In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed. In 2008, occupancy averaged 77%, and the property operated below breakeven for the year. Through the third quarter of 2009, average occupancy is 76%, and the property continues to operate below breakeven. The investment general partner was recently informed that the manager of the property is no longer working with the management company.

In summary, the property has a history of unstable financial performance and inefficient management. These problems are compounded by continued non-compliance, significant costs necessary to correct capital improvement items, a building fire destroying all tenant files and an IRS letter indicating removal from the Section 42 program. Due to the removal from the Section 42 program, the Operating Partnership experienced recapture, interest and penalties of $858,975. This represents recapture, interest and penalties of $445 per 1,000 BACs, which was reflected on the 2007 tax return. The operating general partner has worked with their attorney and Kentucky Housing in an attempt to get the property back into the Section 42 program, but upon review, Kentucky Housing denied reinstatement back into the Section 42 tax credit program. At this time, the investment general partner and its legal counsel are discussing a plan of action for this Operating Partnership.

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

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property maintained an average occupancy of 96% in 2008 with below breakeven operations. Occupancy remains consistent with the prior year average through the third quarter of 2009. The property's operating expenses are below the State averages. Despite occupancy above 90%, low rental rates in the area continue to prevent the property from achieving breakeven status. The management agent continues to market the available units by working closely with the Housing Authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are all current.

Campton Housing Associates Limited Partnership (The Woods Apartments) is a 20-unit development located in Campton, NH. Despite strong occupancy, the property operated below breakeven in 2008 due to several unanticipated costs, which significantly increased operating expenses from the prior year. Utilities increased from the prior year because the fuel company did not bill the property for a portion of the 2007 consumption until 2008. In 2008, the property was charged with $6,351 in fuel, which was actually consumed in 2007. In addition, fuel rates went up. Maintenance expenses increased due to higher than expected snow removal costs. As a result of the amount of snow in 2008, the property required an additional $5,500 in snow removal expense to remove accumulated snow from the roof. Management was advised that if the snow was not removed, it could have caused significant damage to the roof. Management has budgeted for extra snow removal costs in 2009. The property received a 10% rent increase, which went into effect January 1, 2009. Occupancy averaged 99% in 2008 and continues to be strong averaging 100% through the third quarter of 2009. Despite strong occupancy, the property operated below breakeven in the first and second quarters due to high snow removal costs and high audit costs. Operating expenses have stabilized in the third quarter and the property is operating above breakeven year-to-date. Management expects the property to continue to operate above breakeven in upcoming quarters and does not foresee any operational issues. All tax, insurance, and mortgage payments are current.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. The average physical occupancy for 2006 was 61%. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The conversion of the units started in early June 2006 and it was originally anticipated to be complete by mid-October 2006. However, the construction of the property was delayed due to issues with subcontractors. The construction was completed in March 2007 and all units have received Certificates of Occupancy. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund operating deficits. It took ten months to lease the property. As of December 31, 2007, the property was 98% occupied and all the converted units were 100% qualified and physically occupied. However, the property was still unable to breakeven due to the slow leasing and the high marketing expenses during the lease up. Through the fourth quarter 2008, this property operated above breakeven with strong average physical occupancy of 95%. However, in the third quarter 2009 physical occupancy began to drop and as of September 2009 the property was 82% physically occupied. As a result this property was unable to operate above breakeven. The drop in the occupancy was due to the fact that two bedrooms are less desirable in this senior community due to the affordability factor. In the third quarter, the only vacant units were two bedroom units. The rental rates of the two-bedroom apartment units are about $200 higher then those on the one-bedroom units. Most senior residents prefer to live in one-bedroom units due to affordability. To attract new residents, management is offering move-in specials for two-bedroom units, such as one-month free rent for two bedrooms only. Management is also considering dropping two-bedroom rental rates from $1200 to $1100.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Centrum - Frederick LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,372,664 and cash proceeds to the investment partnership of $466,654. Of the total proceeds received, $88,576 represents a reimbursement of funds previously advanced to the Operating Partnership, and $55,000 represents reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $308,078 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $97,878. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $210,200 as of June 30, 2009. In August 2009, the investment partnership received its share of the operating partnership's cash and reserves in the amount of $410,000 which was recorded as a gain on sale and returned to the cash reserves as of September 30, 2009.

Series 22

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 22 reflects a net loss from Operating Partnerships of $(560,563) and $(586,422), respectively, which includes depreciation and amortization of $884,412 and $916,786, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy in 2008 averaged 90% and the property operated below breakeven. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. A 50-unit affordable housing complex is under construction nearby, but has been delayed due to financing difficulties. The property is sponsored by Illinois Development Housing Authority, and will have units set aside for rent to tenants at 30% and 50% of the area median income. Elks Tower rents to tenants at or below 60% of the area median income. The operating general partner believes the new development may have a significant impact on their ability to lease units, so they have concentrated on tenant retention. In order to improve the curb appeal, the operating general partner plans to replace the carpets, roof and repaint, as funds are available. Occupancy averaged 89% through the third quarter of 2009, and the property continues to operate below breakeven due to low rent levels and high operating expenses. The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. In 2008, the property operated with an average occupancy of 97% with below breakeven operations. Through the third quarter of 2009, occupancy has declined slightly averaging 92%, and operations remain below breakeven. Although occupancy is strong and expenses remain below the State averages, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the Housing Authority and is continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payables are current.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. In the second quarter of 2007 the Department of Housing and Community Development informed the investment general partner that the Department of Mental Health would be terminating its contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification, the investment general partner inspected the property and found areas of concern regarding the overall condition of the property. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing. In May 2007, the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner learned that there was a mortgagee sale of the property scheduled for June 14, 2007 and that this sale date had been extended from May 2007.

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

All units remained vacant through the fourth quarter of 2008. The property began making units available in 2009 and was 86% occupied as of the end of the second quarter of the year. Occupancy has continued to increase monthly and reportedly reached 96% in September 2009. Throughout negotiations regarding the foreclosing lender, the operating general partner transfer, and additional funding, the credit allocating agency repeatedly assured that credits would not be in jeopardy. Since that time, there have been senior staff changes at the credit agency that prompted the investment general partner to seek reconfirmation of the credit situation. Over the past two quarters, the investment general partner has made repeated attempts to contact the agency, with no response. The tax credit delivery period ended in 2007 and the low-income housing tax credit compliance period expires in 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated night-time patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in August 2008, and found the property in excellent condition. Although the 2008 annual occupancy averaged 94%, there was a slow decline throughout the second half of the year, ending at 85% occupancy in December 2008. The decline was due to layoffs in companies in Longmont and surrounding areas. The first three quarters of 2009 showed a slight improvement averaging 89% occupancy. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% in 2008. Despite the low occupancy, the Operating Partnership operated above breakeven in 2007 and 2008, due to management's ability to control operating expenses. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. At that time, the entire site staff left and new management was not able to replace the site staff until June 2008. During the 2008 site visit it was determined that management was not making units ready for occupancy in a timely manner and was cannibalizing vacant units in order to make other units rent-ready. The reason for the number of non-rent ready units was due mainly to staffing issues, as there was only one maintenance person on staff to manage 160 units. Many of the tenants who had been approved by the prior management company were problematic and upon eviction and/or move-out left the units with significant damages. In September 2008, management hired an assistant maintenance technician. Since that time, all units have been turned and brought back on-line. Occupancy averaged 89% through the third quarter of 2009, ending at 84% in September with above breakeven operations. Contractors had been hired to turn vacant units as management worked to fill three vacant maintenance positions. All three maintenance positions were filled at the end of August 2009 and the property is fully staffed. Management also improved applicant approval criteria so as to lease to more reliable tenants, and as a result, evictions are down at the property. Since June 2008, turnover costs have declined significantly and collections have improved due to becoming a primary focus of the staff. New marketing efforts have been effective. The operating general partner is planning on upgrading the amenities at the site as well as completing exterior improvements to enhance the marketability of the property. Currently all roofs are being replaced due to storm damage. The investment general partner will continue to monitor and assist management with marketing and leasing strategies and conduct the annual site visit to ensure that any deferred maintenance is being addressed in a timely manner. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. The property began experiencing a decline in operations in 2007 due to a combination of a decrease in occupancy and a $40,000 increase in insurance expenses. The decline in occupancy was due to a number of job losses in the area as turnover increased and occupancy dipped to 85% by year-end 2007. In addition, bad debt and evictions increased. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being made ready for occupancy. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy improved from 79% in March 2008 to 85% at year end 2008. Bayou Crossing continued to operate below breakeven in 2008 due to concessions, bad debt and vacancy all increasing significantly from historical operations. The increase in vacancy and bad debt is a direct reflection of Florida's economy as ongoing job losses have led to increased evictions and migration from the area. In response, management increased its marketing and outreach efforts and made improvements to the property's frontage to make the community more marketable. Through the third quarter of 2009, occupancy has averaged 89% with below breakeven operations due to high economic vacancy. Management continues to focus marketing efforts on on-line sources, Section 8, Tampa Housing Authority and the Hillsboro County Agencies. A site visit was conducted during the first quarter of 2009. The property was in good condition with no significant deferred maintenance. Units were being turned efficiently and the management staff was knowledgeable and effective. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Occupancy began to decline in July 2008 reaching 78%, from a previous six-month average of 86%. By year-end 2008, occupancy declined to 71%, with operations below breakeven status. Occupancy began to improve throughout the first half of 2009, reaching an average of 81%. However, the majority of the tenant base is composed of retail employees with diminishing work per week; and occupancy declined in the third quarter to an average of 75%. The property is not in a highly populated area, limiting the applicant pool. The site manager continues to increase advertising and outreach. Additionally, resident referrals and rental concession programs continue to be offered. Property taxes and insurance are current. The low income housing tax credit compliance period expires at year-end 2009.

Lost Tree Limited Partnership (Lost Tree Apartments) is an 88-unit family property located in Branson, Missouri. Occupancy began to decline in April of 2009 reaching 80%, from a previous six-month average of 90%. Occupancy began to improve in September of 2009 reaching 95%. However, the majority of the tenant base is composed of employees in the tourism industry, with diminishing work in the first quarter of each year due to seasonal tourism. Historically, occupancy drops during this time. The applicant pool is also limited due to low-income limits in the County. Due to increased turnover, maintenance expenses have also increased. Management and the owners continue to increase advertising and outreach. Additionally, new and improved quality of site staff has been hired to improve tenant relations and tenant retention. The operating general partner depleted replacement reserve funds from $69,000 to $28,000 in the second quarter to pay deferred maintenance expense and developer fees. Property taxes and insurance are current. The low income housing tax credit compliance period expires at year-end 2009.

Series 23

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 23 reflects a net loss from Operating Partnerships of $(458,415) and $(483,175), respectively, which includes depreciation and amortization of $772,842 and $839,662, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Despite achieving above breakeven operations in 2008 and maintaining average occupancy of 99% through the third quarter of 2009, replacement reserves have not been fully funded and the accounts payable balance is excessive. The balance sheet indicates that over $360,000 is due from an operating general partner and affiliates for unapproved loans from the Operating Partnership, including an additional $58,500 to the operating general partner's operating company in 2008. The investment general partner visited the operating general partner at his corporate office to discuss these issues. The operating general partner stated that he would need to conduct additional research to understand how these sources were deployed. Asset management fees are guaranteed and remain outstanding. In 2008, the operating general partner brought up the idea of refinancing the debt on the property. The investment general partner replied via certified letter stating that any refinancing or additional debt on the property must be pre-approved by the investment general partner. The 2009 financial statements and occupancy reports were not provided in a timely manner, and were not received until the fourth quarter of 2009. The reports indicate high occupancy and above breakeven operations. All taxes, insurance and mortgage payments are current. The Operating Partnership's low income housing tax credit compliance period expires on December 31, 2009. The investment general partner and the operating general partner have started discussions regarding disposition options upon the end of compliance period. The operating general partner stated that an appraisal of the property has been ordered.

South Hills Apartments (South Hills Apartments, LP) is a 72-unit, family property located in Bellevue, Nebraska. In 2008, the property operated below breakeven due to the combination of low occupancy, low rental rates and overly burdensome debt service, due to the high interest rate of 10.4%. The average occupancy was 84%. Due to a number of job losses in the area, occupancy decreased and the property operated with an average occupancy of 81% through the third quarter of 2009. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance, which is currently limited. The property is also competing with newer properties, which offer superior amenity packages. Management has been focusing on marketing to area employers, strengthening the resident base, increasing resident retention, and improving collections. Management has also increased concessions and resident referral rewards. Despite these steps, the property has been unable to operate above breakeven in 2009.

Historically, the operating general partner has continued to fund operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it cannot continue to support the operations due to financial problems. As a result, the Operating Partnership missed the April and June mortgage payments. In July of 2009, the lender served the Operating Partnership with a Notice of Default and Election to Sell. In addition, the mortgage is in technical default, as it fell below the required minimum combined escrow (real estate taxes, insurance, and replacement reserves) balance of $50,000. The lender demanded a payment of $70,000 to be made by August 3, 2009, to cure the default; however, the operating general partner failed to provide such funds. The lender commenced foreclosure actions on August 4, 2009, with a foreclosure sale that was scheduled for October 20, 2009. The investment general partner has determined that the costs associated with maintaining the property through December 31, 2010, the end of the low income housing tax credit compliance period, appear to be greater than the benefit associated with maintaining tax credit compliance.

In September, a buyer was identified who was willing to purchase the investment and general partner interests for a nominal amount and keep the property affordable through the remainder of the compliance period, if the lender would agree to withdraw the foreclosure filing. However, the lender rejected this proposal and, in October, accepted a bid from another buyer to purchase from the lender the outstanding debt on the property. At this time, there is no indication from the buyer as to its intentions for the property. While the transaction will not necessarily cancel the foreclosure sale, it has delayed the sale that was scheduled for October 20, 2009. If a foreclosure sale were to occur prior to the expiration of the compliance period the Operating Partnership will be required to recognize tax credit recapture. The amount of tax credit recapture will vary based on the foreclosure sale year. If the foreclosure were to take place in 2009 the Operating Partnership will experience estimated recapture and interest of $687,973, equivalent to $202 per 1,000 BACs. If the foreclosure were to take place in 2010 the Operating Partnership will experience estimated recapture and interest of $360,713, equivalent to $106 per 1,000 BACs.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in August 2008, and found the property in excellent condition. Although the 2008 annual occupancy averaged 94%, there was a slow decline throughout the second half of the year, ending at 85% occupancy in December 2008. The decline was due to layoffs in companies in Longmont and surrounding areas. The first three quarters of 2009 showed a slight improvement averaging 89% occupancy. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% in 2008. Despite the low occupancy, the Operating Partnership operated above breakeven in 2007 and 2008, due to management's ability to control operating expenses. At the end of 2007, due to continued occupancy issues, the operating general partner replaced the management company. At that time, the entire site staff left and new management was not able to replace the site staff until June 2008. During the 2008 site visit it was determined that management was not making units ready for occupancy in a timely manner and was cannibalizing vacant units in order to make other units rent-ready. The reason for the number of non-rent ready units was due mainly to staffing issues, as there was only one maintenance person on staff to manage 160 units. Many of the tenants who had been approved by the prior management company were problematic and upon eviction and/or move-out left the units with significant damages. In September 2008, management hired an assistant maintenance technician. Since that time, all units have been turned and brought back on-line. Occupancy averaged 89% through the third quarter of 2009, ending at 84% in September with above breakeven operations. Contractors had been hired to turn vacant units as management worked to fill three vacant maintenance positions. All three maintenance positions were filled at the end of August 2009 and the property is fully staffed. Management also improved applicant approval criteria so as to lease to more reliable tenants, and as a result, evictions are down at the property. Since June 2008, turnover costs have declined significantly and collections have improved due to becoming a primary focus of the staff. New marketing efforts have been effective. The operating general partner is planning on upgrading the amenities at the site as well as completing exterior improvements to enhance the marketability of the property. Currently all roofs are being replaced due to storm damage. The investment general partner will continue to monitor and assist management with marketing and leasing strategies and conduct the annual site visit to ensure that any deferred maintenance is being addressed in a timely manner. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. The property began experiencing a decline in operations in 2007 due to a combination of a decrease in occupancy and a $40,000 increase in insurance expenses. The decline in occupancy was due to a number of job losses in the area as turnover increased and occupancy dipped to 85% by year-end 2007. In addition, bad debt and evictions increased. In 2008, the investment general partner performed a site inspection and noted a number of maintenance concerns including erosion issues due to poor drainage and units not being made ready for occupancy. Since that time, all units have been brought back on-line, drainage and erosion issues are being addressed and occupancy improved from 79% in March 2008 to 85% at year end 2008. Bayou Crossing continued to operate below breakeven in 2008 due to concessions, bad debt and vacancy all increasing significantly from historical operations. The increase in vacancy and bad debt is a direct reflection of Florida's economy as ongoing job losses have led to increased evictions and migration from the area. In response, management increased its marketing and outreach efforts and made improvements to the property's frontage to make the community more marketable. Through the third quarter of 2009, occupancy averaged 89% with below breakeven operations due to high economic vacancy. Management continues to focus marketing efforts on on-line sources, Section 8, Tampa Housing Authority and the Hillsboro County Agencies. A site visit was conducted during the first quarter of 2009. The property was in good condition with no significant deferred maintenance. Units were being turned efficiently and the management staff was knowledgeable and effective. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Series 24

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 24 reflects a net loss from Operating Partnerships of $(544,563) and $(497,549), respectively, which includes depreciation and amortization of $820,656 and $781,014, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. Occupancy averaged 84% in 2008, and continues to struggle in 2009 with occupancy averaging 79% through September 2009. Management is trying to be proactive in trying to keep residents in the units by supplying life skills to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the second quarter of 2009 have shown some stabilization, and are currently running below budget. Despite the decreased expenses the property continues to operate below breakeven due to the decreased occupancy and bad debt. The mortgage, real estate tax, insurance and required replacement reserve deposits are all current. The Operating Partnership is dependent on the operating general partner funding the operating deficits by cash infusions, and deferring management fees. The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a longstanding and ongoing commitment to the residents of Southwest Yonkers where their housing programs and service offices are located.

The operating general partner's most intensive community development work is focused in Nodine Hill where the property is located. They have been instrumental in operating the Elm Street Neighborhood Center, which offers neighborhood residents access to after school children's programs, job training for adults and teens, and work services programs for adults. The operating general partner has been proactive and successful in obtaining grants such as a recent award under the New York State Main Street program which was designed to stimulate downtown revitalization. Funds have been utilized for building renovations, streetscape enhancements, and commercial and affordable housing development. Recently there have been some positive signs of development in the community, including a family medical practice, a deli, and a fish market. The tot lot has opened on the property and is a bright addition to the neighborhood. A site visit conducted in the fourth quarter of 2008 showed the property looked good, and was well maintained. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The operating general partner has a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. In the short term, the operating general partner is working to increase occupancy levels, as well as working to educate the tenants so they do not fall behind in rent payments. A site visit is planned for the fourth quarter of 2009. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses and debt service. Operating expenses are high due mainly to inordinately high maintenance costs, as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had incidents of differential settlement resulting in cracked floor slabs, cracked brick veneer, cracked windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Thus far the operating general partner has advanced over $1,600,000 for repairs and operating deficits. Occupancy levels are consistently above 90% at Coopers Crossing. However, despite high occupancy and cost control efforts, including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven. Through the third quarter of 2009, average occupancy is 95%, and the property continues to operate below breakeven. Debt service is high as the interest rate is 8.77%. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty; however, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service via an alternative arrangement with the lender so as to allow the property increased cash flow. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. The investment general partner will continue to work with management to improve occupancy and reduce expenses. In addition, a representative of the investment general partner conducted a site visit during the third quarter of 2009 to evaluate the condition of the property. The operating general partner continues to address settlement concerns by slab jacking to stabilize movement. All buildings were on-line and deferred maintenance does not appear to be an issue. The operating general partner is actively repairing drywall cracks, adjusting sticking doors and repainting affected units. Settlement remains an ongoing issue at the property. The mortgage, trade payables, property taxes and insurance are current.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana. During 2007, a rental increase was implemented effective for new move-ins or upon lease renewal. The rent increase caused a considerable amount of vacancies, as tenants could not afford the new rates. Although the Operating Partnership operated above breakeven during 2007, occupancy declined 11% to average 88% for the year. Although much of the occupancy decline was due to the rent increase, it was also attributed to the continued weakening of the local economy. Lakeway Apartments is approximately twelve miles away from the nearest town, Many, Louisiana. In Many, most of the apartment complexes offer rental assistance or substantial leasing concessions. This is causing residents to vacate the Zwolle area. Both Many and Zwolle are towns that continue to struggle to keep residents in the area because several businesses have closed and there are not many employment opportunities. This is evidenced at Lakeway as there are twenty-two rental assistance slots, but only two Department of Housing and Urban Development (HUD) voucher tenants at the site. Although the operating general partner has a good rapport with the HUD representative in the Parish, there are no new HUD vouchers to be provided. In addition, turnover of the on-site manager position has continued to hinder the circumstances on-site. Occupancy averaged 82% in 2008. Despite the relatively low occupancy, the Operating Partnership operated above breakeven in 2008. In an effort to attract qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies, churches, and area employers. As a result of these efforts, occupancy improved to average 84% through the third quarter of 2009. The operating general partner is funding all deficits as necessary. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the property's 72 units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2008, occupancy averaged 85%, and the property operated below breakeven for the year. Through the third quarter of 2009, average occupancy was 72%, and the property continues to operate below breakeven. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2009.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2006, the property operated with a cash deficit due to maintaining an average occupancy of 88%. In 2007, average occupancy improved to 93%, and the property began operating above breakeven. In 2008, average occupancy increased to 94%, but the property operated slightly below breakeven. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants as well as putting into place a more stringent tenant selection criteria for new applicants. This has helped to decrease police calls to the site. Further, as rents had not been increased in the last four years, management increased rents significantly. Despite the increase, rents were still lower than the market average. Many tenants moved out as a result of the rental increase. Others moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 83% as of February 2009. Management increased marketing efforts and outreach in an effort to improve occupancy. Occupancy has increased slightly averaging 86% for the year. Management believes that occupancy should continue to improve through 2009 and the property should operate around breakeven for the year. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2006 the property operated with a cash deficit while maintaining an average occupancy of 89%. In 2007, average occupancy improved to 93%, and the property began operating above breakeven. In 2008, average occupancy declined to 92%, with operations slightly below breakeven. Due to performance concerns, the site manager was replaced during the fourth quarter of 2008. The concerns were due to poor tenant screening and other managerial concerns. The new manager began evicting problematic tenants and put into place more stringent applicant approval standards. Further, as rents had not been increased in the last four years, management increased rents significantly. Despite the increase, rents were still lower than the market average. Many tenants moved out as a result of the rental rate increase. Others moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 75% as of January 2009. Management increased marketing efforts and outreach. Occupancy has improved to 96% by the end of the September 2009. In addition, police incidents are down since the new manager assumed duties. Management believes that occupancy should continue to improve through 2009 and that the property will operate close to breakeven for the year. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. Occupancy began to decline in 2006 to an average of 82%, primarily due to lack of marketing. Management increased the frequency of newspaper advertising and occupancy improved through 2006 and 2007, reaching 91% by December 2007. However, the property operated below breakeven. In 2008, occupancy averaged 86%, but has reportedly declined to 67% as of the end of the third quarter of 2009, with operations continuing below breakeven. As a result, management has received additional training in leasing and marketing. Due to resident complaints about maintenance issues, the staff has been replaced. The leasing office is now open Tuesday through Thursday evenings and every Saturday. In order to enhance the amenities at the site, a basketball court has been installed. The operating general partner continues to fund deficits as necessary. The accounts payable balance increased from 2007 to 2008, and the investment general partner will continue to monitor the balance to ensure that there is no impact on operations. The mortgage, real estate taxes, and insurance are current. The tax credit delivery period ended in 2006. The low income housing tax credit compliance period expires at year-end 2010.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development terminated the Housing Assistance Payment contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property, although it had not formally accepted the deed. The bondholders' trustee has been attempting to market the property since late 2007, with numerous offers falling through. In August 2009, the trustee identified a buyer that agreed to purchase the property for $375,000 and scheduled a foreclosure sale for late September. The property was sold at foreclosure sale to this buyer on September 23, 2009 for $375,000, or less than $.20 of the face value of the bonds. There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND. During 2007, the property operated with an average occupancy of 93%, which was a 12% improvement from the prior year. In 2008, average occupancy was 92%, and the property operated below breakeven due to bad debt and high utility, real estate and turnover related expenses. Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants move as a group, it was not uncommon to have a dramatic number of move-outs as an entire extended family would move-out all at once. In addition, many of the tenants were unfamiliar with apartment living. As such, maintenance and utility costs have historically been inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs but had limited success. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As such, occupancy declined to 79% in January 2009. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2009. In addition to the change in leasing strategies, physical improvements are being made to increase marketability including new landscaping and appliances. Occupancy is averaging 86% year to date and continues to operate below breakeven. Management believes that occupancy should slowly improve throughout 2009. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

In May 2009, the investment general partner of Series 24 and Series 25, respectively, entered into an agreement to transfer its interest in Laurelwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,093,596 and cash proceeds to the investment partnerships of $108,413 and $53,397 to Series 24 and Series 25, respectively. Of the total proceeds received, $23,450 and $11,550 from Series 24 and Series 25, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $6,114 and $3,011 from Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $78,849 and $38,836 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $78,849 and $38,836 for Series 24 and Series 25, respectively, as of June 30, 2009.

Pahrump Valley is a 33-unit senior living facility located in Pahrump, Nevada. In 2008, the property maintained an average occupancy of 96% with operations below breakeven status. The 2008 deficit was funded by operating cash. The deficiency in operations can be attributable to operating expense related items of an aging property and low rent levels. The large increase in operating expenses consists of higher utility rates and maintenance incurred from turnover. Management indicated that to combat the utilities increase, primarily due to water and sewer rates, water saving devices such as new shower heads and faucets have been installed in units. Management has reported that turnover has decreased in 2009. The property will begin to fund turnover costs from a well funded replacement reserve account, as opposed to drawing down the operating cash account, as was the practice in 2008. In the first quarter of 2009, management received a $56/unit annual rent increase from USDA, but was denied a semi-annual rent request increase in the second quarter of 2009. At the end of September 2009, the property recorded occupancy of 100%, with operations slightly below breakeven. In September, management submitted a 2010 budget to USDA requesting a $100 rent increase for 2010. The rent increase is intended to combat rising utility costs, while providing the property the opportunity to breakeven. The mortgage, taxes, and insurance are all current.

Series 25

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 25 reflects a net loss from Operating Partnerships of $(339,081) and $(509,398), respectively, which includes depreciation and amortization of $1,116,102 and $1,009,254, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The operating general partner has received terms on new debt to refinance the existing permanent mortgage and bridge loan. The refinance is in preliminary stages with HUD and approval is not expected until the fourth quarter of 2009. In addition, stage one of the six stage Housing Assistance Payment contract on the property was extended one month to October 31, 2009. On November 1, 2009, all six stages of the contract will be renewed as a combined contract for five years with an average rent increase of 1.7%. Management has transitioned its focus to the high tenant receivables it inherited. Through payment arrangements and ongoing evictions, outstanding rents are being collected and non-paying tenants are being evicted. Prior to the new management company assuming management duties, maintenance requests were not being addressed by the site staff. The new maintenance staff has been aggressive in addressing all outstanding tenant maintenance requests as well as developing a comprehensive preventative maintenance program. As a result, maintenance expense for 2008 is significantly higher than historical, but should normalize in 2009. The property operated below breakeven in 2008 due to high operating expenses as new management stabilized the property. Through the third quarter of 2009, average occupancy is 90%, and the property is operating slightly below breakeven. Since assumption of the operating general partner position, the operating general partner has continued to fund operating deficits despite fulfilling the obligations per the Operating Partnership agreement. The investment general partner will continue to work with the operating general partner in refinancing the outstanding debt as well as continue to work with the new management company to assist in improving collection and leasing efforts. All real estate tax, insurance, and mortgage payments are current.

In September 2009, the investment general partner of Sutton Place Apartments Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in December 2009. The anticipated sales price for the property is $9,800,000, which includes the outstanding mortgage balance of approximately $5,290,000 and cash proceeds to the investment limited partners of $937,226. Of the total proceeds anticipated to be received, $50,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $872,226 is anticipated to be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

M.R.H., LP (The Mary Ryder Home), is a 48-unit property located in St. Louis, MO. Despite strong occupancy, the property operated with a deficit in 2007 and 2008. The loss was due to a large increase in real estate taxes in 2007. In 1997, the City of St. Louis granted the property a tax abatement that expired in 2006. The operating general partner erroneously thought the abatement went through 2007, so they had not budgeted for the large increase in real estate taxes. Per the operating general partner, the City of St. Louis will not extend the abatement; however, the operating general partner is working with his counsel to appeal the assessment for the upcoming tax year. The operating general partner discussed the assessment with the firm who did the original appraisal of the property. The assessment firm offered its services pro-bono. In the third quarter of 2009, the first round of the tax appeal process resulted in a reduction of the tax assessment by approximately 50% which results in an estimated $18,000 in taxes. The operating general partner and the tax consultant feel the taxes should be reduced further and are continuing to appeal the current assessment. The property was also reclassified from a commercial property to a residential property. The property has been paying the higher tax amount through the entire tax appeal process; all payments are current. If the second round of the appeal process is not successful, the investment general partner and operating general partner will work together to determine if a withdrawal request from the operating reserve will be required to cover the real estate tax expense. The property continues to operate below breakeven through the third quarter of 2009 due to high operating expenses. The current deficits are being funded through charitable contributions and operating general partner advances. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount.

In May 2009, the investment general partner of Series 25 entered into an agreement to transfer its interest in Dogwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,307,114 and cash proceeds to the investment partnership of $46,846. Of the total proceeds received, $37,721 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

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

Series 26

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 43 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 26 reflects a net loss from Operating Partnerships of $(382,656) and $(330,611), respectively, which includes depreciation and amortization of $1,313,636 and $1,431,429, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In June 2009, the investment general partner entered into an agreement to transfer its investment limited partner interest in Cameron Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $578,473 and cash proceeds to the investment limited partner of $0. There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

The Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. In 2007, occupancy declined as a result of management evicting non-paying tenants as well as tenants moving out due to the condition of the property. The property is in need of interior and exterior rehabilitation. The operating general partner is working with Rural Development to set up a workout plan because the complex does not have the cash flow to cover the cost of the necessary repairs. In 2008, occupancy averaged 92% and the property operated at breakeven. Through the third quarter of 2009, occupancy dipped to 75%, and the property continued to operate below breakeven. Additionally, there are mandatory Texas Department of Housing and Community Affairs (TDHCA) repairs that need to be addressed. TDHCA and Rural Development have encouraged the operating general partner to file an application for a Housing Trust Fund loan totaling $500,000 to rehabilitate the property.  The operating general partner submitted the application and is awaiting reply. Management is diligently following up with recent traffic and inquiries, as well as posting advertisements on free on-line sites, local grocery stores, businesses and restaurants in an effort to increase occupancy to generate additional revenue. Other measures include blanketing the immediate area with flyers and working with local non-profit agencies and area employers. The investment general partner will monitor the progress of the proposed Housing Trust Fund loan. The low income housing tax credit compliance period expires in 2010. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. During 2007, the property operated with an average occupancy of 90%, which was a 10% increase from the prior year. Despite this increase, there was a decline in occupancy during the last two months of 2007, as occupancy ended the year at 77%. Through 2008, occupancy improved to an annual average of 87% and operated below breakeven due to high economic vacancy, high real estate taxes and high utility expenses. Historically, management at this property has coordinated with Lutheran Social Services to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs are inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs but had limited success. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. Occupancy year to date is averaging 76% with operations continuing below breakeven status. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2012. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacement are being made to increase the marketability of the project. Management believes occupancy should slowly improve, but realistically won't break 90% in 2009. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90%. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. Average occupancy for 2007 was 92%, an 11% improvement from the prior year. Despite this improvement, Grandview operated below breakeven for the year due to higher than average expenses from turnover costs and bad debt expense. In 2008, average occupancy declined to 85%, and the property continued to operate below breakeven due to high vacancy, high real estate taxes, turnover costs and utility expenses. Historically, management at this property has coordinated with Lutheran Social Services to provide housing to new Americans despite no rental or credit history. As a result, the property has been affected by unique cultural concerns. As many of these tenants move as a group, it is not uncommon to have a dramatic number of move-outs as an entire extended family may move-out all at once. In addition, many of the tenants are unfamiliar with apartment living. As such, maintenance and utility costs were inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs but had limited success. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. Occupancy is averaging 87% year to date with operations continuing below breakeven status. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2011. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacement are being completed to enhance the marketability of the property. Management believes occupancy should slowly improve throughout 2009. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. During 2007 the property operated with an average occupancy of 92%, which was a 12% improvement from the prior year. Through 2008, average occupancy was 83%, and operations were below breakeven due to high economic vacancy, real estate taxes, turnover costs and utility expenses. Historically, management at this property has coordinated with Lutheran Social Services to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants moved as a group, it was not uncommon to have a dramatic number of move-outs as an entire extended family would move-out all at once. In addition, many of the tenants were unfamiliar with apartment living. As such, maintenance and utility costs have historically been inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs but had limited success. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As such, occupancy declined to 75% during the fourth quarter of 2008. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2010. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliances are being made to increase the marketability of the property. Occupancy year to date is averaging 76% with operations below breakeven status. Management believes occupancy should slowly improve, but realistically won't break 90% in 2009. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2007, the property operated with an average occupancy of 86%, which was down by 6% from the prior year. As a result of the increase in vacancies, the property operated slightly below breakeven in 2007. In 2008, average occupancy was 94% and the property operated above breakeven for the year. However, during the fourth quarter, occupancy declined to 83%. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants. Now more stringent tenant selection criteria are in place to help reduce bad debt and improve the reputation of the community going forward. Despite the December 2008 rent increase, rents are still lower than market averages. Occupancy as of September 30, 2009 is averaging 88% with operations remaining below breakeven status. Many tenants moved out as a result of the rent increase and others were evicted. As a result, police incidents are down at the site. Management believes that occupancy should continue to improve through 2009 and that the property should operate close to breakeven for the year. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2007 was 72% with operations below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is located in a highly competitive area. The 2007 decline in occupancy was due primarily to new townhouse units with garages being built in the immediate area, offering rents that were competitive to those at East Park Apartments. The Operating Partnership is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property had experienced an increase in turnover as the families move to the larger townhouse homes. In early 2007, a Wal-Mart opened next to the property. This had a significant impact on the property's performance as the property became highly visible and was now located in a more desirable area. In addition, more resources are being committed to the property in order to make the units more marketable. In 2008, the operating general partner began replacing appliances, carpet and flooring. In addition, the roof was replaced. In 2009, new siding is being installed and the parking lot will be resurfaced and re-striped. Occupancy as of September 30, 2009 is 71% and the property continues to operate above breakeven. All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. In 2007, the property operated below breakeven with an average occupancy of 60%. In July 2008, the investment general partner conducted a site inspection at the property. The results indicated that the property was in need of repairs and cleaning. At the time of the inspection, all ten units were vacant. The operating general partner reports that the complex has been shut down, as it is not viable in its current condition. The operating general partner's guarantee expired in 2002. In 2009, the investment general partner has worked with the operating general partner in an effort to bring the property back on-line. As of the end of the third quarter 2009, the property is 60% occupied. The low income housing tax credit compliance period expires in 2011. All real estate tax, mortgage, and insurance payments are current. The operating general partner has confirmed he will continue to keep these items current.

Warrensburg Heights Limited Partnership (Warrensburg Heights) is a 28-unit elderly property located in Warrensburg, Missouri. The property operated slightly below breakeven in 2008 as a result of maintaining an average occupancy of 76%. Occupancy was an issue in 2008 due to a limited amount of rental assistance and a saturated rental market. The property operated above breakeven through the third quarter of 2009 due to improved occupancy. As of September 30, 2009, occupancy was 96%. Occupancy improved from 2008 due to the hiring of a new site manager who focused efforts on extensive advertising. Throughout the third quarter of 2009, the site manager ran daily and weekly newspaper ads in the Warrensburg paper, created daily shoppers, posted flyers in convenience stores, and placed flutter flags and vacancy signs at the complex. Social Service agencies were contacted for referrals. These marketing efforts are anticipated to further increase occupancy in the fourth quarter of 2009 and maintain above breakeven operations. The mortgage payments, taxes, and insurance are current.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Edgewood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,216,737 and cash proceeds to the investment partnership of $34,094. Of the total proceeds received, $24,969 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

Calgory Apartments III, LP (Calgory Apartments III) is a 24-unit development in Bismarck, ND. In 2008, average occupancy was 94% and the property operated slightly below breakeven for the year. However, during the fourth quarter, occupancy declined to 83%. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants. Now more stringent tenant selection criteria are in place to help reduce bad debt and improve the reputation of the community going forward. Despite the December 2008 rent increase, rents are still lower than market averages. Many tenants moved out as a result of the rent increase and others were evicted, resulting in an average occupancy of 81% year to date with below breakeven operations. Management has increased marketing efforts and outreach with the hopes of increasing occupancy back above 90% by year-end. In addition, police incidents are down. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit, senior property, located in Salem, Arkansas. In 2008, occupancy averaged 76% and the property operated breakeven. The low occupancy, combined with slightly higher than average operating expenses, caused the decline in operations. The property receives rental assistance for 28 units, but the target market of residents is limited. The property is offering two months of free rent as a leasing incentive. The management company continues to advertise heavily in the immediate and surrounding areas. Occupancy has averaged 71% through the third quarter of 2009 with operations below breakeven status. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current.

Series 27

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 27 reflects a net income (loss) from Operating Partnerships of $158,320 and $(188,296), respectively, which includes depreciation and amortization of $853,345 and $859,059, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. This property operated with an average occupancy of 90% through the third quarter of 2009. Despite this high occupancy, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders, but the net operating income of the property cannot support a new loan. Per an agreement with the operating general partner, the management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner continued to fund deficits through the third quarter of 2008, his guarantee being unlimited in time and amount, but ceased to fully support the property's operations in the fourth quarter of 2008. As of the end of the second quarter of 2009, the 2008 real estate taxes, in the amount of $12,841, had not been paid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1. A tax sale occurred on June 15, 2009. To prevent the property being given to the new tax sale holder, the investment general partner advanced funds to the Operating Partnership in July of 2009 to pay the taxes; they are now current. The mortgage and insurance payments are also current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. The Operating Partnership operated below breakeven in 2007 due to increasing resident receivables and high operating expenses. Occupancy was at 96% as of September 2009, but tenant collections remain an issue and accounts payable continue to increase. Management has been pursuing a more aggressive collection and eviction procedure. The operating general partner and the investment general partner continue to proactively monitor these problematic collections closely. A 2% rent increase was effective for January 2009 and a special increase requested for the maximum amount allowable of 10% was approved by New York State Division of Housing and Community Renewal (DHCR) effective June 2009. Additional increases are being proposed for 2010 and 2011. The requests hinge on the property's inability to pay expenses at the current rent levels. The operating general partner and management continue to explore options to reduce utility costs, including educating residents about conservation and seeking grants from utility companies. The property pays no real estate taxes as the result of the operating general partner's non-profit, tax-exempt status. In January 2009 the operating general partner received approval from the lender and DHCR for release of operating reserve funds to bring the mortgage payments current. In the second quarter of 2009, the investment general partner met with management and the operating general partner and completed a site inspection. The visit revealed that the property is very well maintained physically; however, there are management and policy issues in the areas of collections and bookkeeping. The operating general partner has funded deficits, but not at the levels required. The operating general partner has stated that there are funds available to address future deficits as needed. Management indicated that the main area of concern is high accounts payable, which are predicated upon high accounts receivable. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). General legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The mortgage is two months in arrears and insurance one month in arrears.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2008, the property operated above breakeven, despite a drop in occupancy from 2007 levels. The property was helped by the low floating rate on the bond. Through the third quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bond, increased occupancy and management's efforts to decrease expenses. While the property manager appears strong, occupancy had struggled for the first half of 2009 due to management's inability to obtain funding necessary to turn the vacant units. The investment general partner addressed this issue with the operating general partner in the second quarter of 2009. The investment general partner suggested that the operating general partner contact the lender in regards to releasing the replacement reserve money directly to the contractors as the work is being completed. In the past the operating general partner would have to pay for the work up front, and then be reimbursed once the work was completed. The lender has agreed to release the reserve money early. The work on the majority of the down units was completed in the third quarter and the remaining work will be completed in the fourth quarter of 2009. As of September 30, 2009 the property was 90% occupied and 94% leased. The investment general partner and management continue to work together to address turnover and stabilize occupancy. To help improve occupancy, management has increased local advertising and is offering leasing concessions. Management has revised their screening and collections policy to make them more stringent. To retain residents, management has increased activities at the site to make residents feel more at home. They have at least two events per month including birthday parties, holiday parties and GED classes with additional activities for the children held through the summer months. Both the accounts payable and the bad debt have shown vast improvements at the end of the third quarter. Since the property never converted to a fixed rate financing, all operating deficits are guaranteed by the operating general partner's completion guarantee. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy continues to improve. All tax, mortgage, and insurance payments are current.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. During 2007, the property operated with an average occupancy of 95%, which was a 10% improvement from the prior year. In 2008, average occupancy was 92%, and the property operated below breakeven due to high economic vacancy, utility costs, real estate taxes and turnover related expenses. Historically, management at this property has coordinated with Lutheran Social Services to provide housing to new Americans despite no rental or credit history. As a result, the property was affected by unique cultural concerns. As many of these tenants move as a group, it was not uncommon to have a dramatic number of move-outs as an entire extended family would move-out all at once. In addition, many of the tenants were unfamiliar with apartment living. As such, maintenance and utility costs have historically been inordinately high. Management and LSS made concerted efforts to educate the tenants in order to reduce costs but had limited success. In addition, there have been a number of incidents at the property as a result of tenant conflicts. This resulted in a poor reputation in the community as local residents moved out after initial lease or refused to rent upon visiting the property. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2010. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacements are being made to increase the marketability of the property. Year to date the property is averaging 92% occupancy with operations close to breakeven. Management believes occupancy should slowly improve throughout 2009. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 28

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 28 reflects a net loss from Operating Partnerships of $(847,332) and $(615,676), respectively, which includes depreciation and amortization of $1,119,563 and $1,179,400, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. During 2007, occupancy averaged 83% and the property operated below breakeven status. Rents were increased in 2007, and a number of residents were evicted as a result of non-payment of rent, lease violations, or suspected criminal activity. In 2008, the rent increase added approximately $3,000 in additional revenue and operating expenses decreased substantially from 2007 levels. In 2008, occupancy averaged 77% and the property operated below breakeven. Management has had difficulty maintaining occupancy. Several units that turned over due to non-payment of rent had damages. Occupancy ended the third quarter of 2009 at 63%. Management continues to market the complex aggressively while enforcing strict resident selection standards to minimize non-payment issues. According to the first quarter 2009 un-audited financial statements, maintenance expenses were 120% over budget and were 215% above the same period last year. According to the site manager, the increase in expenses is due to Rural Development required repairs. Expenses have stabilized in the third quarter and are expected to remain in line with historic averages over the remainder of 2009.

During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. An insurance adjuster has been to the site to review damages. Preliminary reports cite shingles missing from all buildings, the complex sign is down, and screens and windows need to be replaced and/or repaired. An insurance claim has been submitted and all related labor and materials are being priced. The operating general partner is planning to use his construction company to complete the repairs; however, the insurance proceeds have not been released. The Operating Partnership is not expected to breakeven in 2009. The investment general partner will continue to monitor occupancy and assist management in finding ways to improve operations going forward. Furthermore, the investment general partner will continue to monitor the progress of the insurance claim and the repairs to the property, as well as assisting the operating general partner gaining approval for a much needed rent increase. The operating general partner is funding deficits as necessary. The guarantee is unlimited in amount until the end of the low-income housing tax credit compliance period in 2012. All real estate tax, mortgage, and insurance payments are current.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family rehabilitation property located in Marlette, MI. In 2008 the property operated below breakeven due to a drop in occupancy and an increase in administrative and maintenance expenses. The property also recorded a slight increase in accounts payable in 2008. At the end of 2008, the property manager was replaced. The new site manager believes that at the very minimum the property should occupy 44 out of the 48 units, due to subsidies on 44 units. The new site manager increased occupancy in the first quarter of 2009. However, occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management's tenure in 2008. Occupancy has stabilized at 92% during the third quarter of 2009. There was one unit offline throughout the first two quarters of 2009 due to flooding and molding issues. Maintenance graded the ground in 2008 to rectify the problem. During the first three quarters of 2009, management received $25,000 in reserves in order to implement a new drainage system, excavate the damaged unit and place the unit back online. Management does not foresee any large maintenance problems in 2009, and has been able to reduce the payable balance. In the third quarter of 2009, management joined the "continuum of care", a local committee that is involved in low income housing organizations and making low income housing a better product and more efficient. The management joined the committee with the objective of attaining vouchers for the 4 non-subsidized units. The property has also begun marketing on Facebook and Craigslist. Management is offering specials such as a reduced security deposit, referral fee, and one-months free rent in order to rent the four non-subsidized units. The mortgage, taxes, and insurance are all current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2007, the operating general partner reached out to the Louisiana Housing Finance Agency (LHFA) to prove that a substantial rent increase was essential to keep the complex running. Management was aware that the complex would lose most of the tenants when the new rates were applied. However, they were able to illustrate that this would be the groundwork for turning the project around. LHFA agreed and a $50 per unit rent increase was implemented on all units. As expected, tenants moved out or skipped, as they could not afford the new rates. As a result, occupancy averaged 62% for 2007, yet the rent increase helped to generate as much revenue as was received in 2006. In 2008, occupancy averaged 62%, and the property operated below breakeven. In addition to the rent increase, the vacancy problems were also attributed to a new manager who was experienced with troubled properties. Aggressive efforts to improve the resident base resulted in evictions filed as a result of non-payment of rent, lease violations, and/or suspected criminal activity. The operating general partner is hopeful that the manager's experience will help to improve occupancy and operations in 2009. In an effort to bring in more qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies and area employers. Occupancy at the end of the third quarter of 2009 was 78% and the property operated above breakeven for the quarter. The operating general partner continues to fund all deficits as necessary by deferring fees. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

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

Series 29

As of September 30, 2009 and 2008, the average Qualified Occupancy for the Series was 96.4%. The series had a total of 21 properties at September 30, 2009, of which 20 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 29 reflects a net loss from Operating Partnerships of $(1,007,144) and $(994,489), respectively, which includes depreciation and amortization of $1,208,537 and $1,217,456, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. Therefore, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment limited partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves and proceeding pro se, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 2009. Failure to comply with the court order risks sanctions up to and including a default judgment. These developments increase the likelihood of some recovery from the guarantors but the size of that recovery is difficult to predict because the guarantors' financial strength is unknown at this time. To date, the parties have been unable to agree on the appropriate size of a settlement, but discussions are ongoing.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Despite average occupancy of 79% during 2007, the property operated above breakeven. In an effort to increase occupancy, a new site manager was hired in the fourth quarter of 2007. Occupancy has shown signs of improvement, averaging 85% for 2008 and increasing slightly to 88% through the first quarter of 2009, but decreased again to 81% in through the third quarter. Year-to-date operations are slightly below breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the third quarter of 2009, the property continues to operate below breakeven due to low occupancy and high operating expenses. Occupancy has dropped in 2009 and ended the third quarter 70% occupied. The operating general partner has stated that the drop in occupancy is due to new competition in the area, the depressed local economy and turnover in management. To help increase occupancy, management has increased marketing to local businesses. They are leaving fliers with property information, rental rates and specials. Management continues to lower rents and offer concessions of up to one month free rent to help increase occupancy. Management also implemented a resident referral program at the beginning of the third quarter. A new property manager was hired in the second week of June 2009. She has extensive management experience and the operating general partner is very confident that she will be able to improve occupancy. The investment general partner will continue to monitor the new property manager's progress and commissioned a third party shop to assess the new manager's leasing skills in the third quarter. The management company has also advised that they are in the process of hiring a second regional property manager for the Jackson, MS market. They feel this is a difficult market and having a second Regional Property Manager will provide the proper oversight and attention to help improve occupancy and overall operations. High maintenance, utility and bad debt expenses have also contributed to the decline in operations. The accounts payable balance remains high. Maintenance expenses are high due to the increased turnover at the property and the need to make vacant units rent ready. To retain residents and decrease turnover, management is offering incentives to current residents such as carpet cleanings, touch up painting and a renewal concession equal to one-half month's rent. Utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the city about potentially lowering rates, but has been unsuccessful. The investment general partner will continue to work with management to strengthen their collection procedures and has asked management and the operating general partner to track their screening criteria to ensure they are renting to residents with strong rental history. The investment general partner addressed the high accounts payable issue with the operating general partner in the third quarter. The operating general partner did advance some funds to the Partnership in the third quarter, but payables continue to grow. The investment general partner will continue to follow up with management to ensure aged payables do not impact operations. The investment general partner performed a management review and site inspection in October of 2009. The property manager appears qualified for the position and the physical condition of the property was good. All taxes, insurance and mortgage payments are current.

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

Lease-up was very slow through the year and as of December 2008, the property was 54% physically occupied and 58% leased with below breakeven operations. Through the second quarter of 2009, lease-up continued to be slow, and as of June 30, 2009, the property was 67% occupied. In the third quarter 2009 this property reached physical occupancy of 82%. All units have been qualified; however, maintaining high physical occupancy has been a great challenge for this community. Due to deteriorating economic conditions in the area, many seniors decided to move back with their children to provide an extra income for the family. Also, despite aggressive market outreach traffic has been slow. Many potential senior residents are unable to sell their houses. To attract residents, management is advertising on local buses and in all local senior newspapers, and offering one month free rent as a referral fee to its current residents. Also, management hosts monthly bingo sessions and offers daily blood pressure screenings. Mortgage, real estate taxes and property insurance are current. The operating general partner continues to fund all operating deficits as necessary. Due to the unanticipated slow lease-up, management has revised its original projections by pushing the lease-up date from October 2009 to December 2009.

Jackson Partners, LP, (Arbor Park Apartments) is a 160-unit property located in Jackson, Mississippi. Through the third quarter of 2009, the property has operated above breakeven with the help of improved occupancy, the low floating rate on the bonds and management's efforts to lower expenses. As of September 30, 2009 the occupancy was 92%. This is a vast improvement from 2008 average occupancy of 78%. In 2008, the drop in occupancy was the result of evictions of some troublesome residents and competition from the new supply of single-family tax credit homes that were in lease-up. In order to compete with the new competition, management is promoting move-in specials such as one free month of rent, no security deposits and waiving application fees. To retain residents and decrease turnover, management is offering incentives to current residents such as carpet cleanings, touch up painting and a renewal concession of half off first month's rent. The total operating expenses have shown an improvement through the third quarter of 2009. Both the administrative expense and bad debt have made significant improvements through the third quarter. The operating expenses that continue to hinder operations are maintenance expenses due to turnover, utility and real estate taxes. The utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the city about potentially lowering rates, but has been unsuccessful. Management has also appealed the high taxes to the City of Jackson, but the city will not lower the assessment. The accounts payable remain high, but have decreased by over $60,000. The investment general partner has talked with the operating general partner about the high payables at this property and the operating general partner has stated that if the Operating Partnership cannot generate sufficient cash to pay down the payables, they will advance money to help lower the payables in the fourth quarter. The investment general partner will continue bi-monthly calls with management to monitor operations. The investment general partner performed a management review and site inspection in October of 2009. The property manager appears qualified for the position and the physical condition of the property was good. All taxes, insurance and mortgage payments are current.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2008, the property operated above breakeven, despite a drop in occupancy from 2007 levels. The property was helped by the low floating rate on the bond. Through the third quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bond, increased occupancy and management's efforts to decrease expenses. While the property manager appears strong, occupancy had struggled for the first half of 2009 due to management's inability to obtain funding necessary to turn the vacant units. The investment general partner addressed this issue with the operating general partner in the second quarter of 2009. The investment general partner suggested that the operating general partner contact the lender in regards to releasing the replacement reserve money directly to the contractors as the work is being completed. In the past the operating general partner would have to pay for the work up front, and then be reimbursed once the work was completed. The lender has agreed to release the reserve money early. The work on the majority of the down units was completed in the third quarter and the remaining work will be completed in the fourth quarter of 2009. As of September 30, 2009 the property was 90% occupied and 94% leased. The investment general partner and management continue to work together to address turnover and stabilize occupancy. To help improve occupancy, management has increased local advertising and is offering leasing concessions. Management has revised their screening and collections policy to make them more stringent. To retain residents, management has increased activities at the site to make residents feel more at home. They have at least two events per month including birthday parties, holiday parties and GED classes with additional activities for the children held through the summer months. Both the accounts payable and the bad debt have shown vast improvements at the end of the third quarter. Since the property never converted to a fixed rate financing, all operating deficits are guaranteed by the operating general partner's completion guarantee. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy continues to improve. All tax, mortgage, and insurance payments are current.

Series 30

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 30 reflects a net loss from Operating Partnerships of $(354,720) and $(312,963), respectively, which includes depreciation and amortization of $609,718 and $577,849, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. In prior years, management had issues processing applications in a timely manner, resulting in move in delays. Many prospective residents were discouraged by the delays and often chose to live elsewhere. The investment general partner worked with the operating general partner to improve his affiliated management company's policies and procedures to increase application-processing speed and improve leasing techniques. Occupancy rebounded in 2007 with a 98% average and remained strong in 2008 averaging 94%. Occupancy averaged 91% through the third quarter of 2009.

Utilities are an issue for the property and fluctuate with seasonal demand. Management is researching a "Co-Gen" energy system, which utilizes micro-turbines and natural gas to produce heat as a by-product. The payback analysis has not been completed at this time; however, the operating general partner's engineers have determined that the Co-Gen system will be compatible with the property's current heating system. The operating general partner plans to test the Co-Gen system at one of his other properties. If the results are favorable, Farwell Mills Apartments will be the next site to implement the system. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including JMC, LLC.

Contractual services were high in the first quarter of 2008 because the grounds service company was not billing the property in a timely manner. Accumulated invoices from 2007 were all received in the first quarter of 2008. The property terminated its contract with this company and grounds are now maintained in-house. To further reduce expenses, Pen Bay Builders took over the full janitorial contract in 2008. Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly. The issue has been corrected, but the property was charged for several 2007 amounts in 2008. Bad debt was also an issue for the property in 2008. This was a result of poor on-site management. The on-site manager was not being aggressive enough on rent collections and was terminated in the fourth quarter of 2008. High operating expenses and high bad debt coupled with the dip in occupancy resulted in below breakeven operations for 2008. The property continues to operate below breakeven through the third quarter of 2009 due to high operating expenses and decreased occupancy. Utilities were over budget in the first quarter because of higher than expected gas expenses. Maintenance expenses were high due to several unexpected expenses in the first quarter. A tenant accidentally flooded their bathtub, which damaged their unit and the unit below. The units required cleaning and carpet cleaning to repair the water damage. The property also had multiple HVAC service calls in the first quarter, which contributed to high maintenance expenses. A new on-site manager and new regional manager were assigned to the property in the second quarter of 2009. The investment general partner visited the property in the third quarter of 2009 to inspect the property and evaluate the new on-site manager. The property does not have the funds necessary to address some of the larger aesthetic site improvements; however, the investment general partner was pleased to find the property and grounds were clean and well maintained under the new management team. The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company (Pen Bay Builders). All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. This property has had inconsistent occupancy levels since 2003. In 2007 the property operated below breakeven due to increased utility and administrative expenses. Through the fourth quarter of 2008, occupancy remained consistent at 90%. In 2009 occupancy levels floated downward to 77% during the second quarter, but have since rebounded to 93% at the end of the third quarter. The property has operated slightly above breakeven through the third quarter as the management company spent $7,800 on replacement items versus formally funding the monthly reserve of $560. Total expenses (including debt service) of $135,000 were in line with the nine month budget. The condition of the property continues to improve with the available cash on hand.

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

As of the third quarter of 2009, the management company successfully pre-leased eight additional units for August occupancy. This accounted for the quarterly jump in occupancy. Starting at the end of the third quarter, management has been able to reinstitute advertising the property in the monthly rental magazines. The operating general partner is unable to fund the property as needed in order to complete physical improvements. The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location. Despite average occupancy of 87% during 2007, the property operated above breakeven mainly due to a rent increase implemented during the year. The 2007 occupancy declined due to evictions of undesirable tenants involved in drug related activity. At that time, the management company immediately trained a new site manager and focused on marketing and outreach. As a result, occupancy showed signs of improvement averaging 90% for 2008, with a further increase to 93% through the third quarter of 2009. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved, but expenses remain high, and operations were just below breakeven in 2007. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. For 2008, the property operated significantly below breakeven due largely to a 40% increase in utilities, specifically associated with higher water rates. Average occupancy was 95%. Deficits were funded largely by operating general partner advances along with accruing of management fees. The investment general partner found the property to be in excellent condition upon a site inspection in April of 2009.

Through the third quarter of 2009, the property operated below breakeven primarily due to high water and sewer expenses, common area electricity costs, unexpected pool repairs and additional advertising expenses. In mid-July, the site manager resigned and took a number of residents with her to a new property. Consequently, occupancy dropped to 79%. At the end of the third quarter, occupancy increased to 81%. A new site manager was hired at the end of July. The new site manager has incorporated pizza box marketing in conjunction with Domino's, where once a week residents and local community members can buy fresh pizzas on the property for $5. The new site manager's main focus is on creating resident retention initiatives such as after school programs. Currently, occupancy is low due to recent gang activity occurring on or around the property. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. The police substation would serve as a single room field facility. The substation would be financed by the county and would not affect the property's operating costs. The Department is expected to make a decision by the first quarter of 2010. The operating general partner anticipates an increase in deficit funding for the remainder of the year.

On March 3, 2009, the new operating general partner issued a statement to the investment general partner informing of a management change effective May 1, 2009. On June 20, 2008, the original operating general partner sold its interest in the Operating Partnership. The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future. As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009. The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change. As of September 30, 2009, the mortgage, taxes and insurance payments are all current.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA. The property had a steady decline in occupancy throughout 2008. Occupancy declined from 90% in July 2008 to 75% at year-end 2008. Occupancy has improved slightly in 2009, with an 84% average for the year and an 86% average in the third quarter. The property has no rental assistance, which contributes significantly to the difficulty in leasing vacant units. The operating expenses decreased 8.6% from the previous year, but due to a lack of rental income, the property operated slightly below breakeven for the year. In an attempt to boost occupancy, management is continuing to advertise in the local and regional newspaper. They have also advertised in local flyers and invested in additional signage now posted along the adjacent streets, as well as becoming listed in the Renter's Guide Book. They have also recently called all local HUD offices and local social service organizations to keep them aware that there are apartments available. Management has begun to offer a discount on prorated rent for people who move in during the month, in an effort to fill vacancies quicker. Unfortunately the area has been extremely affected by the economic downturn, and the companies remaining in the area have begun to lay off workers or shut down completely. Management completed a telephone survey of the surrounding housing and found that most properties in the area are experiencing occupancy issues as well.

West Swanzey Affordable Housing Associates (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH. Despite strong occupancy, the property operated below breakeven in 2008 due to a large increase in operating expenses; specifically, maintenance expenses and real estate taxes. A new property manager was assigned to the property in March 2008. Upon takeover, the new manager inspected all of the units, which resulted in several evictions as a result of illegal live-ins and/or poor condition of the units. The new manager inspects units more frequently to avoid unanticipated high turnover costs. Management does not anticipate any further issues with tenants, but the turnover costs were high for the evicted units in 2008. The property also experienced two sewage pump failures in 2008, which required extensive work and contributed to the high operating expenses. Property taxes in the area increased significantly in 2008. The tax rate and the building's assessed valuation both increased in 2008. The operating general partner had the property re-assessed and expects a lower real estate tax bill in 2009. Occupancy continues to be strong with a 94% average through the third quarter of 2009; however, the property continues to operate below breakeven due to high operating expenses. All tax, insurance, and mortgage payments are current.

Series 31

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 31 reflects a net loss from Operating Partnerships of $(794,266) and $(527,490), respectively, which includes depreciation and amortization of $1,546,932 and $1,554,659, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. In 2008, the property was unable to breakeven due to low occupancy. Occupancy averaged 74% in 2008 and remained sluggish at 75% during the third quarter of 2009. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents on or near the property. Management hired a police officer to patrol the site and is working with the local police department for extra patrols and support. These actions appear to be working. Recently, the utility deposit was increased to $300 from $185 by the City of Canton. Several applicants are delayed moving in until they have enough money saved to pay for the utility deposit. Management has taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers, and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager on the site, and extra personnel have been hired to prepare vacant units for occupancy. Current occupancy levels are insufficient to support breakeven operation at the current operating expense level. Management continues to focus its efforts on increasing occupancy as well as controlling operating expenses in an effort to bring operations back above breakeven status.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development located in Biddeford, ME. The property operated below breakeven in 2008 due to low occupancy, high bad debt and increased operating expenses. Occupancy dropped below 90% in July 2008 and averaged 86% through the third and fourth quarters. The property continues to struggle with occupancy in 2009. The property had several move-outs and evictions while continuing to face competition from a number of housing options available in the area. There are homes available for rent in the surrounding area at comparable rents. Management has increased advertising efforts which include on-line sources such as Craigslist and Uncle Henry's Swap & Trade, which both offer free searchable classified ads, as well as advertisements in local newspapers. Management has also implemented a $200 resident referral bonus. The advertising efforts have generated rental inquiries at the property; however, the applicants have met only the 40% requirement and the property had only 60% units available. The district manager spoke with Maine State Housing Authority regarding renting three of the long-term vacant 60% units at the 40% rent level. The Maine State Housing Authority approved the request in the first quarter of 2009. With with approval, management was able to rent several additional units and occupancy increased from an 82% average in the first quarter of 2009 to an 88% average in the second quarter. Occupancy has further improved with a 96% average in the third quarter. Bad debt was high at the property in 2008. The on-site manager was not being aggressive enough with rent collection. In addition, the manager had a relationship with two tenants who became unemployed. Due to the manager's relationship with the tenants, he allowed them to stay after they had stopped paying rent. The manager was removed from the property in the third quarter of 2009, and the district manager has implemented a policy throughout the entire portfolio where any tenants that have not paid rent by the 16th of the month will automatically receive a "7 Day Notice to Quit." With this new policy, bad debt has stabilized in 2009. Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly. The issue has been corrected, but the property was charged for several 2007 amounts in 2008. Maintenance expenses were high in 2008 due to bed bug treatment required at the property. The treatment was completed in 2008. As a result of low occupancy in the first and second quarters, the property is operating below breakeven year-to-date. However, management does not anticipate any additional operational issues at this time, and the property is expected to operate above breakeven in upcoming quarters with improved occupancy. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of tax credit compliance period.

Level Creek Partners, L.P (Plantation Ridge) is a 218-unit (130 LIHTC units) family property located in Sugar Hill, GA. Due to weak and declining economic conditions throughout 2008, many employers closed or significantly reduced employee hours. As a result of hourly-wage employment composing a large portion of the property's tenant base, the number of move-outs and evictions increased. In the first quarter of 2009, occupancy reached 77%, declining from a previous 2008 annual average of 88%. Due to the property's location in an isolated neighborhood, traffic has been limited; however, management has been aggressively marketing the community. The manager has been targeting the Hispanic community, with print ads in the Hispanic newspaper, and by hiring a bi-lingual assistant manager in June. Two billboards on a heavily- traveled highway have also been rented (one facing north-bound and the other south-bound) to capture commuter traffic. Finally, management has implemented rental concessions. By the end of the third quarter, occupancy improved to 94%, and is expected to remain stable going forward. The investment general partner will continue to monitor operations to ensure operations have stabilized. The mortgage, real estate taxes, and insurance payments are current.

Series 32

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2009, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2009 and 2008, Series 32 reflects a net loss from Operating Partnerships of $(733,768) and $(802,018), respectively, which includes depreciation and amortization of $1,222,298 and $1,292,410, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account. Capital expenses are funded from the operations. In 2008, occupancy averaged 99%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. The investment general partner conducted a site visit in September 2008. The property was in good condition. Management reports that rent collection has improved and maintenance expenses have decreased throughout the year. Average occupancy through the third quarter of 2009 was 100%, but the property continues to operate below breakeven. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. During the 2005-2007 period the property operated below breakeven as a result of low occupancy (79% in 2006 and 86% in 2007). Cash deficits were ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five different management companies. Finally, in early 2008 in connection with a portfolio-wide debt restructuring, the current third party management company was engaged. This management company appears much stronger than any of the previous management firms. Occupancy improved to 92% in 2008 and 93% through the third quarter of 2009. The property continues to operate slightly below breakeven due to bad debt and turn-over expense. Although the quality of the tenant base and rent collections have improved in 2009, maintenance expense due to unit turnovers has been high, concessions are being offered, and rental rates have decreased slightly in an effort to increase traffic. Occupancy reached a high of 100% in July 2009 and averaged 98% for the third quarter of 2009. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage and taxes are current.

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

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. A rent increase of 2% was effective January 1, 2009 and the operating general partner was recently granted an approval of a special increase request for the maximum amount allowable of 10% from the New York State Division of Housing and Community Renewal , or DHCR, effective June 1, 2009. Additional rent increases are planned for 2010 and 2011. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Physical occupancy was 100% as of September 2009. The investment general partner continues to work with the operating general partner to improve operations. In January 2009, the investment general partner demanded that the operating general partner bring the mortgage current. The operating general partner received approval from the Lender and DHCR for release of operating reserve funds to bring the mortgage current. The investment general partner met with the operating general partner and management and completed a site inspection during the second quarter of 2009. The site visit revealed that the property was in very good condition. Insurance payments are current and the operating general partner has funded deficits, but not at the levels required. The operating general partner stated that there are funds accessible for future deficit funding as needed. Management indicated that the main area of concern ia high accounts payable which are predicated upon high accounts receivable. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). General legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The mortgage and insurance are current.

Series 33

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 33 reflects a net loss from Operating Partnerships of $(341,651) and $(246,101), respectively, which includes depreciation and amortization of $587,231 and $594,949, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Historically this property has operated with a cash flow deficit and does not fund a replacement reserve account. Capital expenses are funded from the operations. In 2008, occupancy averaged 99%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents about 50% of its total income. The investment general partner conducted a site visit in September 2008. The property was in good condition. Management reports that rent collection has improved and maintenance expenses have decreased throughout the year. Average occupancy through the third quarter of 2009 was 100%, but the property continues to operate below breakeven. The operating general partner continues to fund all deficits. The mortgage, taxes, insurance and payables are current.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93%, but increased operating expenses caused the property to operate below breakeven. Specifically, administrative and maintenance expenses increased over 30% from the previous year's results. Although occupancy has declined to 80% in the third quarter of 2009, significant reductions in administrative and maintenance expenses have allowed the property to return to breakeven operations. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  In 2008, the property operated below breakeven.  Operations were hurt by an increase in administrative expenses, taxes and bad debt.  The accounts payable was also high at the end of 2008.  Through the third quarter of 2009 operations continued to decline.  Operations have declined due to a decrease in occupancy, high administrative expenses, high taxes and a large increase in maintenance expenses.  Occupancy decreased to 87% at the end of the third quarter, but is still averaging 90% for the year.  Management has advised that the decline was due to job loss of some of the residents.  Management has also advised that they have pre-leased five units and expect to stabilize occupancy in the 90's in the fourth quarter.  The administrative expenses have shown improvements since 2008, but are still considered high.  They are high due to increased advertising and the additional staff needed to help increase and stabilize occupancy at this property.  The taxes continue to increase in the City of Dallas.  Management has been unsuccessful in their discussions with the City to reduce the taxes.  Maintenance expenses have increased due to high turnover, roof repairs, plumbing repairs, pool repairs and fire and safety updates.  Many of these expenses are considered capital expenses and money from the replacement reserve will be used to pay these expenses.  The operating general partner is currently researching which expenses actually qualify as capital expenses and will adjust the financials accordingly in the fourth quarter.  The accounts payable balance is still high and the investment general partner will continue to discuss this issue with the operating general partner.  The operating general partner has advanced money to help fund payables, but additional funds will be needed. The operating deficit guarantee has expired, but the operating general partner has a strong history of funding deficits.  All taxes, insurance and mortgage payments are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, or MSHA, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained reaching 90% at year-end 2007. Occupancy improved to a 92% average in 2008. Occupancy continues to be strong with a 96% average through the third quarter of 2009.

Despite improvements in operations and occupancy, Stearns Assisted Housing Associates continues to operate at a deficit due to fuel costs resulting from an inefficient heating system. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. The operating general partner researched many alternative energy systems and concluded that Chip-Tech, which is a heating system which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat, would substantially reduce the heating costs at the property. Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. Any proposals must be approved by HUD, MSHA, and the investment limited partners. The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system. The proposal passed the "technical merit" portion of the approval process in the first quarter of 2009; however, MSHA would not provide financial approval because the property cannot support the amount of additional debt which would be required to implement any major changes at the property. At the request of MSHA, the investment general partner attended a meeting in September 2009 to discuss the issues at Stearns Assisted and the options available to improve operations at the property. Since Stearns Assisted cannot support the amount of additional debt required for major changes, at the September meeting, Maine Housing agreed to research financing options which would help the property implement less expensive improvements such as weatherization and other energy saving components.

Prior to exploring or recommending any financing options, Maine Housing requested a letter from the investment general partner stating BCCC, Inc., the special limited partner, is in support of the concept of exploring financing options to assist in the implementation of energy improvements at Stearns Assisted Housing Associates. The investment general partner provided the letter of support to MSHA and the operating general partner in September 2009. The operating general partner is expecting a decision on the financing options from MSHA in the fourth quarter of 2009. If approved, MSHA provides 100% financing up to 30 years at a fixed rate of 4.75%. Any proposals from MSHA would also require approval from the investment general partner and HUD. The operating general partner is hopeful that the energy saving components will be implemented for a portion of the 2009/2010 winter season. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Series 34

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 34 reflects a net loss from Operating Partnerships of $(497,090) and $(597,076), respectively, which includes depreciation and amortization of $1,075,667 and $1,124,672, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. Through the third quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bond financing combined with management's efforts to lower expenses. As of September 30, 2009, the property was 85% occupied. The decline in occupancy at the end of 2008 and through the third quarter of 2009 is due to the opening of a new 375-unit single-family home development near the property in 2008 and management turnover. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. The lease-up started in 2008 and concluded in the second quarter of 2009. The property has also suffered from management turnover. In July, the property manager left the site and the management company had to hire a new property manager in the beginning of August. To increase occupancy management is conducting daily outreach to local businesses and churches to increase traffic. To help retain residents, management has increased activities at the site. They feel by creating more of a community feel at the property, they will be able to retain more residents. The management company has also advised that they are in the process of hiring a second regional property manager for the Jackson, MS market. They feel that the Jackson market is a difficult market and having a second regional property manager will provide the proper oversight and attention to help improve occupancy and overall operations. The investment general partner visited the property in October of 2009 to conduct a physical evaluation of the property and assess management. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty until the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  In 2008, the property operated below breakeven.  Operations were hurt by an increase in administrative expenses, taxes and bad debt.  The accounts payable was also high at the end of 2008.  Through the third quarter of 2009 operations continued to decline.  Operations have declined due to a decrease in occupancy, high administrative expenses, high taxes and a large increase in maintenance expenses.  Occupancy decreased to 87% at the end of the third quarter, but is still averaging 90% for the year.  Management has advised that the decline was due to job loss of some of the residents.  Management has also advised that they have pre-leased five units and expect to stabilize occupancy in the 90's in the fourth quarter.  The administrative expenses have shown improvements since 2008, but are still considered high.  They are high due to increased advertising and the additional staff needed to help increase and stabilize occupancy at this property.  The taxes continue to increase in the City of Dallas.  Management has been unsuccessful in their discussions with the City to reduce the taxes.  Maintenance expenses have increased due to high turnover, roof repairs, plumbing repairs, pool repairs and fire and safety updates.  Many of these expenses are considered capital expenses and money from the replacement reserve will be used to pay these expenses.  The operating general partner is currently researching which expenses actually qualify as capital expenses and will adjust the financials accordingly in the fourth quarter.  The accounts payable balance is still high and the investment general partner will continue to discuss this issue with the operating general partner.  The operating general partner has advanced money to help fund payables, but additional funds will be needed. The operating deficit guarantee has expired, but the operating general partner has a strong history of funding deficits.  All taxes, insurance and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven in the 2005-2007 period as a result of low occupancy. Occupancy averaged 81% for the years 2005, 2006, and 2007, and the property suffered cash losses of ($50,619), ($71,828) and ($66,013) in those years, respectively. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five management companies. In early 2008, in connection with a portfolio wide restructing, the current third party management was engaged. This management company appears much stronger than any of the past management firms, and the property operated above breakeven through the third quarter of 2009 due to an increase in occupancy over the prior year, and an overall reduction in operating expenses which can be attributed to management's more restrained approach to spending. Occupancy in the first quarter 2009 averaged 91% but dropped to 86% in June 2009 due to a number of evictions for non-payment of rent. However, occupancy bounced back in the third quarter 2009 with a high of 93% in September. Management anticipates approximately four more evictions in the fourth quarter 2009 as it continues to enforce strict rent payment policies. Management is currently offering a reduced security deposit and eliminated the application fee, and has increased marketing through radio advertisements and flier inserts in the local newspaper. There are currently three applications in process which should counterbalance the vacancy loss due to evictions.

The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments. At the end of the third quarter of 2009, the Operating Partnership continues to remain three months delinquent on its mortgage, and although the 2007 real estate taxes were recently paid in the second quarter 2009, the 2008 real estate tax payment remained outstanding. To date, the lender has not declared the loan in default and the operating general partner has agreed to make the loan current by January 1, 2010 or else the lender will proceed with the default. The investment general partner is exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As a result, occupancy has significantly improved, but expenses remain high, and operations were just below breakeven in 2007. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired due to the cap, for a period of three years. For 2008, the property operated significantly below breakeven due largely to a 40% increase in utilities, specifically associated with higher water rates. Average occupancy was 95%. Deficits were funded largely by operating general partner advances along with accruing of management fees. The investment general partner found the property to be in excellent condition upon a site inspection in April of 2009.

Through the third quarter of 2009, the property operated below breakeven primarily due to high water and sewer expenses, common area electricity costs, unexpected pool repairs and additional advertising expenses. In mid-July, the site manager resigned and took a number of residents with her to a new property. Consequently, occupancy dropped to 79%. At the end of the third quarter, occupancy increased to 81%. A new site manager was hired at the end of July. The new site manager has incorporated pizza box marketing in conjunction with Domino's, where once a week residents and local community members can buy fresh pizzas on the property for $5. The new site manager's main focus is on creating resident retention initiatives such as after school programs. Currently, occupancy is low due to recent gang activity occurring on or around the property. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. The police substation would serve as a single room field facility. The substation would be financed by the county and would not affect the property's operating costs. The Department is expected to make a decision by the first quarter of 2010. The operating general partner anticipates an increase in deficit funding for the remainder of the year.

On March 3, 2009, the new operating general partner issued a statement to the investment general partner informing of a management change effective May 1, 2009. On June 20, 2008, the original operating general partner sold its interest in the Operating Partnership. The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future. As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009. The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change. As of September 30, 2009, the mortgage, taxes and insurance payments are all current.

Series 35

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 35 reflects a net loss from Operating Partnerships of $(462,227) and $(530,676), respectively, which includes depreciation and amortization of $777,174 and $917,671, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. The property maintained an average occupancy of 86% in 2008, with below breakeven operations. Through the third quarter of 2009, occupancy has averaged 85%, but has declined to 79% as of September 30, 2009. The primary reasons for below breakeven operations are high vacancy and bad debt. The lack of income has affected management's ability to pay bills, resulting in high payables. Furthermore, due to poor pre-screening standards on the part of management, tenant receivables continue to be an issue at the property. Management continues to try to improve occupancy as well as their collection efforts.

The investment general partner met with the operating general partner and visited this site in September 2009. The property was very well maintained and the tax credit files were in very good order. Several capital improvement projects are planned over the next year or two: replacement of rotted wood frames, re-finishing the swimming pool, exterior siding repairs and painting. These improvement projects will be funded from replacement reserves and the operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited until rental achievement. Rental achievement has not yet been met. After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. In 2008, the property operated with an average occupancy of 91% and below breakeven status due to vacancy loss sustained in July through October as well as increased administrative and maintenance expenses. The property operated above breakeven through the third quarter of 2009 as expense levels have decreased. As of September 30, 2009, the property was 90% occupied. Management has reduced unnecessary staffing hours in an effort to decrease the property's payroll expense. Now that the property has occupancy in the ninety percent range, management assessed the local market area and determined that a rent increase is feasible. Management implemented a rent increase in the beginning of the third quarter in the amount of $10 per unit, which increases gross potential rent by approximately $8,160/annum. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. The property operated slightly below breakeven in 2008, due to an average occupancy of 88%. The property struggles with low occupancy due to soft market conditions. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. As of September 30, 2009, the property was 90% occupied and 91% leased. Management reports that the resident profile and resident retention have both greatly improved. The investment general partner met with the operating general partner and visited this site in October 2008. The property was very well maintained and there are no tax credit compliance issues to address. The property continued to operate below breakeven through the third quarter of 2009 due to leasing concessions and an annual payment of property insurance, which was made in January and an annual payment of real estate taxes, which was made in May. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Series 36

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 36 reflects a net loss from Operating Partnerships of $(223,954) and $(242,733), respectively, which includes depreciation and amortization of $535,526 and $481,713, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Aloha Housing Limited Partnership (Farmington Meadows Apartments) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has had strong operations. Average occupancy for the first three quarters of 2009 was 96%. Management took several units off-line for repairs in June 2008, causing occupancy to drop to 90% by the end of the fourth quarter of 2008. The property requires very high occupancy ranging from 97% to 98% to maintain operations above breakeven, due to its high debt service; so the drop in occupancy resulted in below breakeven operations. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage.

The property's balconies deteriorated significantly from 2006 to 2008. While awaiting contractors' bids to repair the balconies, management issued letters directing residents not to use their balconies until they were repaired. Despite the letters, one resident continued to use her balcony and sprained her ankle when the balcony collapsed in August 2008. The incident was reported to both parties' insurance companies, but the resident has taken no legal action. After the incident, all doors to the balconies were boarded up immediately. Work to remediate the balconies was completed in the first quarter of 2009.

Due to constrained funds, the property has alternated between paying vendors and meeting its debt service. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current partially through a release of funds from the Operating Partnership's debt service reserve, but are again about two and one half months in arrears.

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

In March 2008, the operating general partner replaced the management agent with a new one which appears to be skilled in all areas of Low Income Housing Tax Credit property management and has been working to address all of the issues above, including performing mold remediation on all affected units. Management was able to delay the HUD site inspection, which allowed the Operating Partnership time to repair the balconies and remediate mold issues. As a result, the property passed the HUD inspection in July 2009. Some of the balcony repair costs were paid out of the property's replacement reserve. The investment general partner will continue to monitor the progress of each issue, including improving occupancy. The investment general partner continues to press the operating general partner to either continue funding deficits in a timelier manner or step out of the operating general partner role consensually. Although the debt payments have not yet been accelerated and foreclosure proceedings have not begun, if the operating general partner discontinues funding deficits, the property could face foreclosure in 2010. A foreclosure sale occurring in 2010 would require the Operating Partnership to recognize estimated tax credit recapture and penalty interest of approximately $443,925, equivalent to $206 per 1,000 BACs.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK. Occupancy began to decline in the second quarter of 2008, ending the year with an average occupancy of 82% and below breakeven operations. However, the regional manager began spending more time onsite, marketing efforts improved and occupancy increased to 89% in December 2008. Occupancy has been stable in 2009, averaging 89% as of September 2009. The property is expected to reach breakeven status in 2009 if replacement reserve withdrawals are approved by Rural Development. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current.

Riverview Bend Limited Partnership (Riverview Bend) is a 94-unit property located in Crystal City, MO. On June 23, 2009 there was a fire at the property. Two units were a complete loss and four other units had significant damage. There were no injuries as a result of the fire. The rehab work to the six down units was delayed due to the long investigation time by the fire department and insurance carrier, management not agreeing with the original amount that the insurance company was willing to pay and having to renegotiate the amount to paid, and the time required to obtain the permits from the City. As of October 30, 2009, two of the units have been brought back online and the remaining units are scheduled to finish the rehab work the first week of December. The insurance, taxes and mortgage are all current for this deal.

Series 37

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 37 reflects a net loss from Operating Partnerships of $(496,780) and $(638,204), respectively, which includes depreciation and amortization of $801,538 and $769,583, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 104-unit property located in Jackson, MS. Through the third quarter of 2009, the property continues to operate above breakeven with the help of the low floating rate on the bond financing combined with management's efforts to lower expenses. As of September 30, 2009, the property was 85% occupied. The decline in occupancy at the end of 2008 and through the third quarter of 2009 is due to the opening of a new 375-unit single-family home development near the property in 2008 and management turnover. The homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. The lease-up started in 2008 and concluded in the second quarter of 2009. The property has also suffered from management turnover. In July, the property manager left the site and the management company had to hire a new property manager in the beginning of August. To increase occupancy management is conducting daily outreach to local businesses and churches to increase traffic. To help retain residents, management has increased activities at the site. They feel by creating more of a community feel at the property, they will be able to retain more residents. The management company has also advised that they are in the process of hiring a second regional property manager for the Jackson, MS market. They feel that the Jackson market is a difficult market and having a second regional property manager will provide the proper oversight and attention to help improve occupancy and overall operations. The investment general partner visited the property in October of 2009 to conduct a physical evaluation of the property and assess management. Any operating deficits through the compliance period are guaranteed by the operating general partner's operating deficit guaranty until the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. The property maintained an average occupancy of 86% in 2008, with below breakeven operations. Through the third quarter of 2009, occupancy has averaged 85%, but has declined to 79% as of September 30, 2009. The primary reasons for below breakeven operations are high vacancy and bad debt. The lack of income has affected management's ability to pay bills, resulting in high payables. Furthermore, due to poor pre-screening standards on the part of management, tenant receivables continue to be an issue at the property. Management continues to try to improve occupancy as well as their collection efforts.

The investment general partner met with the operating general partner and visited this site in September 2009. The property was very well maintained and the tax credit files were in very good order. Several capital improvement projects are planned over the next year or two: replacement of rotted wood frames, re-finishing the swimming pool, exterior siding repairs and painting. These improvement projects will be funded from replacement reserves and the operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited until rental achievement. Rental achievement has not yet been met. After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit property in Millinocket, ME that provides housing to seniors. In 2006, occupancy averaged 90% and the property operated below breakeven due to high operating expenses. The property continued to operate below breakeven in 2007 due to vacancy loss and high utility expenses. Management believes occupancy declined due to the lack of vouchers in the Millinocket area. Management addressed this issue with the local housing agency and with the Maine State Housing Authority, or MSHA, which put pressure on the local housing agency to expedite the processing of all necessary paperwork in order to release additional vouchers. These measures increased occupancy at the property in the second quarter of 2007 and strong occupancy was maintained reaching 90% at year-end 2007. Occupancy improved to a 92% average in 2008. Occupancy continues to be strong with a 96% average through the third quarter of 2009.

Despite improvements in operations and occupancy, Stearns Assisted Housing Associates continues to operate at a deficit due to fuel costs resulting from an inefficient heating system. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. The operating general partner researched many alternative energy systems and concluded that Chip-Tech, which is a heating system which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat, would substantially reduce the heating costs at the property. Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. Any proposals must be approved by HUD, MSHA, and the investment limited partners. The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system. The proposal passed the "technical merit" portion of the approval process in the first quarter of 2009; however, MSHA would not provide financial approval because the property cannot support the amount of additional debt which would be required to implement any major changes at the property. At the request of MSHA, the investment general partner attended a meeting in September 2009 to discuss the issues at Stearns Assisted and the options available to improve operations at the property. Since Stearns Assisted cannot support the amount of additional debt required for major changes, at the September meeting, Maine Housing agreed to research financing options which would help the property implement less expensive improvements such as weatherization and other energy saving components.

Prior to exploring or recommending any financing options, Maine Housing requested a letter from the investment general partner stating BCCC, Inc., the special limited partner, is in support of the concept of exploring financing options to assist in the implementation of energy improvements at Stearns Assisted Housing Associates. The investment general partner provided the letter of support to MSHA and the operating general partner in September 2009. The operating general partner is expecting a decision on the financing options from MSHA in the fourth quarter of 2009. If approved, MSHA provides 100% financing up to 30 years at a fixed rate of 4.75%. Any proposals from MSHA would also require approval from the investment general partner and HUD. The operating general partner is hopeful that the energy saving components will be implemented for a portion of the 2009/2010 winter season. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008. Through the third quarter of 2009, occupancy averaged 86%, although occupancy dropped to 83% in July. Operations continue to be below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers, and maintenance expenses are projected to be even higher in 2009. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. The site manager is working with the local housing authority to obtain voucher holder referrals, has held several open houses in the second quarter of 2009, has increased radio and newspaper advertisements, and is offering a free months rent to attract new tenants.

Reporting by the operating general partner has not been timely in the past. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer 2007 principal payments. As a result, principal payments in 2006, 2007, 2008, and 2009 were deferred. The Operating Partnership remains current on the interest portion of its debt service. The operating general partner is currently in discussions with the lender/letter of credit issuer, trying to obtain an extension of the letter of credit. Long term solutions under discussion include marking the current debt to market, but discussions are at a very early stage. Real estate taxes remain unpaid, but the operating general partner did file an appeal in 2009 which is currently pending. Payables are high and continue to increase. Reporting appears to have improved in 2009, and the 2008 audited financial statement and the 2009 quarterly statements were delivered in a timely manner.

The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Series 38

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2009, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 38 reflects a net loss from Operating Partnerships of $(303,286) and $(221,958), respectively, which includes depreciation and amortization of $552,516 and $589,998, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy has steadily decreased from 85% in 2007 to 83% in 2008, and is averaging 74% through September 30, 2009. According to management, maintaining high occupancy has been difficult because of a declining market and lack of qualified residents due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. Through the third quarter of 2009, the property is operating below breakeven as a result of sustained low occupancy and bad debt. In addition, maintenance expenses have been high as a result of increased turnover costs. The investment general partner recently met with the operating general partner and visited the site in September 2009. The property is very well maintained, and shows nicely as a result of recent capital improvement projects (exterior painting and re-striping of the parking lot). In addition, all files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize.

Series 39

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 39 reflects net loss from Operating Partnerships of $(359,558) and $(301,317), respectively, which includes depreciation and amortization of $477,496 and $496,046, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Arbors at Ironwood, LP (Arbors at Ironwood Apartments) is an 88-unit family development located in Mishawaka, IN. Although occupancy averaged 96% in 2008, operations fell below breakeven due to an increase in unexpected expenses. Vandalized units and water damage from a resident's washing machine attributed to the unexpected expenses. The 40% and 50% tax credit units have a difficult time competing in the market as single family home rentals and trailers rent for as low as $300 a month. Through the second quarter of 2009, occupancy averaged 95%, with operations just slightly above breakeven. Although occupancy decreased slightly to 91% at the end of the third quarter, operations remain above breakeven. All taxes, insurance and mortgage payments are current.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy has steadily decreased from 85% in 2007 to 83% in 2008, and is averaging 74% through September 30, 2009. According to management, maintaining high occupancy has been difficult because of a declining market and lack of qualified residents due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. Through the third quarter of 2009, the property is operating below breakeven as a result of sustained low occupancy and bad debt. In addition, maintenance expenses have been high as a result of increased turnover costs. The investment general partner recently met with the operating general partner and visited the site in September 2009. The property is very well maintained, and shows nicely as a result of recent capital improvement projects (exterior painting and re-striping of the parking lot). In addition, all files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize.

Series 40

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2009, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 40 reflects a net loss from Operating Partnerships of $(395,655) and $(352,416), respectively, which includes depreciation and amortization of $610,644 and $642,942, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008. Through the third quarter of 2009, occupancy averaged 86%, although occupancy dropped to 83% in July. Operations continue to be below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers, and maintenance expenses are projected to be even higher in 2009. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. The site manager is working with the local housing authority to obtain voucher holder referrals, has held several open houses in the second quarter of 2009, has increased radio and newspaper advertisements, and is offering a free months rent to attract new tenants.

Reporting by the operating general partner has not been timely in the past. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer 2007 principal payments. As a result, principal payments in 2006, 2007, 2008, and 2009 were deferred. The Operating Partnership remains current on the interest portion of its debt service. The operating general partner is currently in discussions with the lender/letter of credit issuer, trying to obtain an extension of the letter of credit. Long term solutions under discussion include marking the current debt to market, but discussions are at a very early stage. Real estate taxes remain unpaid, but the operating general partner did file an appeal in 2009 (currently pending). Payables are high and continue to increase. Reporting appears to have improved in 2009, and the 2008 audited financial statement and the 2009 quarterly statements were delivered in a timely manner.

The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Arbors at Ironwood II, LP (Arbors at Ironwood Apartments II) is a 40-unit family development located in Mishawaka, IN. Although occupancy averaged 96% in 2008, operations fell below breakeven due to an increase in unexpected expenses. Vandalized units and an insurance deductible from a unit fire attributed to the unexpected expenses. The 40% and 50% tax credit units have a difficult time competing in the market as single family home rentals and trailers rent for as low as $300 a month. Through the third quarter of 2009, occupancy averaged 97%, and operations are approaching breakeven. All taxes, insurance and mortgage payments are current.

Series 41

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 41 reflects a net loss from Operating Partnerships of $(405,855) and $(464,143), respectively, which includes depreciation and amortization of $842,891 and $861,689, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000. During the first quarter 2008, the Operating Partnership received $1,993,500 in damages. The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs. The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007 and 2008 and continues to do so in 2009. The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village), is a 12-unit family property located in Mt. Carroll, IL. In 2007, the property had an average occupancy of 74% and operated below breakeven. The market that the property is located in is a depressed rural area. In 2006, two of the units lost rental assistance from Rural Development, due to being vacant for at least six months. Since that time, the two units remained vacant until January 2009 due to an inability to find tenants who can afford the rents without Rural Development rental assistance. According to the operating general partner, there is little chance of re-attaining the lost rental assistance. In 2008, average occupancy was 83% and the property operated above breakeven due to expense savings. Through the first three quarters of 2009, average occupancy is 92%, and the property continues to operate above breakeven. The mortgage, property taxes, and insurance are current.

Madison Housing Associates II Limited Partnership (Southpark Apartments II) is 68-unit family property located in Mulvane, Kansas. In 2008 the property operated below breakeven due to vacancy loss sustained in July through October as well as increased administrative and maintenance expenses. Despite high occupancy, the property operated slightly below breakeven through the third quarter of 2009 due to high maintenance expenses. Maintenance expenses were high as a result of management having to make some major, un-planned capital improvements to the property. These improvements included carpet and vinyl replacement, roof repairs, and step replacement. These improvements and replacements will be funded in the fourth quarter of 2009 from the replacement reserve account. Maintenance expenses are expected to normalize in the fourth quarter of 2009, as management does not anticipate making any further major improvements to the property. As of September 30, 2009, the property was 95% occupied. To ensure above breakeven operations, management has implemented a property manager incentive program based upon occupancy and net operating income. This will motivate on-site management to reduce expenses and increase revenue. Since occupancy remains strong, and to further offset operating expenses, the investment general partner encouraged management to implement a rent increase. A rent increase was implemented on April 17, 2009 in the amount of $20 per unit, which increases gross potential rent by approximately $14,400 per annum. The operating general partner has continued to fund all operating deficits despite an expired guarantee. He has stated that he will continue to do so until the end of the tax credit compliance period in 2016. All real estate taxes, insurance and mortgage payments are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership operated above breakeven in 2006. However, the 2006 overall average occupancy of 84% declined to 65% in December 2006, due to inadequate site staffing, poor tenant rent collection, high eviction rates, and many over-income applicants. A new site staff was hired early in 2007 and the site manager was able to restore occupancy to 95% by September 2007. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008. Average occupancy in 2008 was 90%. The occupancy as of September 30, 2009 was 95%, up from 85% as of the end of June of 2009. The property continues to operate above breakeven through the third quarter of 2009. The investment general partner will continue to monitor operations on a monthly basis. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current.

Marwood Senior Apartments is a new construction property for the elderly located in Upper Marlboro, Maryland. On May 31, 2008, a hailstorm damaged roof shingles, gutters, and trim. The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage. It was determined that the roof needed to be replaced. Work commenced in the first quarter 2009, and was projected to be completed by the third quarter 2009. To date, the roof is nearly complete with minor details left to finalize. The first check was approved and executed by the investment general partner on June 5, 2009. The final insurance check is anticipated to be executed upon 100% completion of the project. The property has maintained 97% occupancy throughout 2009 and continues to operate above breakeven. All required reserves and escrows are fully funded. The investment general partner will continue to monitor the progress with the insurance claims and roof replacement until all work is completed and all funds are received from the insurance company.

Series 42

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 42 reflects a net loss from Operating Partnerships of $(622,412) and $(447,902), respectively, which includes depreciation and amortization of $882,105 and $928,371, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. During 2007, a $50 per unit rent increase was implemented for new move-ins or upon lease renewal. This caused occupancy to decline in 2007 from 99% to 87% because tenants could not afford the new rates. Occupancy rebounded during the fourth quarter of 2007 and into the first quarter of 2008. Throughout 2008, occupancy continued to decline ranging from a high of 90% in January to a low of 69% in December 2008. Overall, occupancy averaged 82% for 2008. Despite the low occupancy, the property operated above breakeven for the year due to reduced operating expenses. Occupancy increased to 93% at the end of the third quarter 2009. The operating deficit guarantee expired in 2005. The low income housing tax credit compliance period expires in 2016. All real estate tax, mortgage, and insurance payments are current.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000. During the first quarter 2008, the Operating Partnership received $1,993,500 in damages. The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs. The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007, 2008 and continues to do so in 2009. The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

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

Occupancy averaged 90% for 2008 and the first three quarters of 2009. The property operated just below breakeven in 2008 and continues to operate below breakeven in 2009, due to low occupancy in the first four months of 2009; however, the property did operate above breakeven in the third quarter. In 2007, the Operating Partnership refinanced its first mortgage, resulting in a significant improvement in operations over 2006. Under the new debt service and assuming expenses are maintained in line with those of 2008, the property should be able to breakeven at 93% occupancy. As of September 2009, occupancy had risen to 92%. The operating general partner believes that with the change in the general partner entity noted above, occupancy will continue to rise, and in turn, operations will improve. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current. Accounts payable stood at $41,000 as of September 2009, down approximately $20,000 from June 2009.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. In response to below breakeven property operations caused by low occupancy in 2006, the management company replaced the site manager in the third quarter of 2006. This had a positive effect on the property during 2007, with occupancy increasing to 97% and the property operating above breakeven. The property operated above breakeven in 2008 with average occupancy of 94%. Through the third quarter of 2009, the property continued to operate above breakeven with 97% average occupancy year-to-date. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement. Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager's limited tax credit experience and knowledge of the program. A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property's issues and a new site manager began in the beginning of May. This manager has previous tax credit experience as an assistant manager and was promoted from a larger property with the idea that she will be able to deliver focus to this smaller property. Another site visit was conducted at the property in July 2009. Housekeeping and maintenance had improved, but tenant files continued to require attention. The site manager will work with a regional compliance manager to ensure that any file issues are corrected. A 100% recertification is scheduled to occur in October 2009. The management agent will also continue to have the site manager attend LIHTC training. Overall, the site manager has been proactive and is dedicated to making positive changes at the property.

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

Audited financial statements show that operations were above breakeven in 2007 and 2008, and unaudited financial statements show that operations have remained above breakeven for the first three quarters of 2009. Tenant file issues have been addressed and corrected. The investment general partner will continue to monitor until the operating general partner completes the capital plan as agreed.

SM Housing, LP is a 40-unit property located in Buena Vista, Colorado. On September 7, 2008, there was a fire at the property caused by a resident smoking. There was physical damage to 12 of the 40 units and the residents had to seek temporary shelter until the rehab work was complete. On January 9, 2009, the property passed the final inspection for the rehab work and the Certificates of Occupancy have been issued. There was no loss of credits as a result of the down units. Due to the fire and $50,000 in costs that insurance would not cover, the property operated below breakeven in 2008. Insurance would not cover the costs to house residents while the rehab work was being complete, which totaled $50,000. Through the third quarter of 2009, the property has operated above breakeven and occupancy remains strong ending the third quarter 92% occupied. Management feels now that occupancy has increased back to historical levels, the property will operate above breakeven for the remainder of the year. The investment general partner has been advised that the contractor who did the rehab work has put a lien against the property. The original amount of the lien, placed on the property for unpaid work, was for $213,308. The operating general partner paid a portion of the outstanding amount owed to the contractor; therefore, the lien has been reduced to $60,000. In the third quarter, the operating general partner asserted that the insurance company should be responsible for paying the remaining $60,000 balance to the contractor. The operating general partner is currently in talks with the insurance company and the contractor to resolve this issue. The operating general partner anticipates this issue to be resolved by the end of the fourth quarter. The investment general partner will continue to monitor payment to the contractor to ensure the lien is released. All real estate tax, mortgage and insurance payments are current.

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

The property operated above breakeven in 2008 with average occupancy of 96%. Through the third quarter of 2009, occupancy averaged 97%, and the property continued to operate above breakeven. While management expects improved operations and occupancy to continue going forward, it has discovered two units in the past nine months that were in need of structural repairs related to the floor joists. Management obtained bids and work was completed in June 2009 on the first unit. The bid was for $5,000 and was paid from operating cash. This unit was brought back online and was reoccupied in late June. A second unit is currently vacant and will undergo structural repairs during the fourth quarter of 2009. The repairs were anticipated to have been completed during the third quarter; however, the scope of work increased after further investigation. The contractor has agreed to honor the original bid of $4,000 and this will be paid from operating cash. Management anticipates filling this unit shortly thereafter. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

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

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses and debt service. Operating expenses are high due mainly to inordinately high maintenance costs, as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had incidents of differential settlement resulting in cracked floor slabs, cracked brick veneer, cracked windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Thus far the operating general partner has advanced over $1,600,000 for repairs and operating deficits. Occupancy levels are consistently above 90% at Coopers Crossing. However, despite high occupancy and cost control efforts, including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven. Through the third quarter of 2009, average occupancy is 95%, and the property continues to operate below breakeven. Debt service is high as the interest rate is 8.77%. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty; however, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service via an alternative arrangement with the lender so as to allow the property increased cash flow. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. The investment general partner will continue to work with management to improve occupancy and reduce expenses. In addition, a representative of the investment general partner conducted a site visit during the third quarter of 2009 to evaluate the condition of the property. The operating general partner continues to address settlement concerns by slab jacking to stabilize movement. All buildings were on-line and deferred maintenance does not appear to be an issue. The operating general partner is actively repairing drywall cracks, adjusting sticking doors and repainting affected units. Settlement remains an ongoing issue at the property. The mortgage, trade payables, property taxes and insurance are current.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development terminated the Housing Assistance Payment contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property, although it had not formally accepted the deed. The bondholders' trustee has been attempting to market the property since late 2007, with numerous offers falling through. In August 2009, the trustee identified a buyer that agreed to purchase the property for $375,000 and scheduled a foreclosure sale for late September. The property was sold at foreclosure sale to this buyer on September 23, 2009 for $375,000, or less than $.20 of the face value of the bonds. There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded.

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

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, rehab property located in Chester, SC. In 2007, occupancy averaged 100% but the property operated below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because the property experienced $46,000 in costs that could not be capitalized in 2007. These costs include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of December 31, 2008, occupancy was 98% and averaged 97% for the year; the property operated at breakeven for the year. Occupancy has averaged 97% through the third quarter of 2009 and was 96% as of September 30, 2009. The property is operating above breakeven through the third quarter of 2009. The operating deficit guarantee is limited to $250,000 for a period of 36 months after rental achievement so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Rental achievement occurred in August 2007. The mortgage, real estate taxes and insurance payments are all current.

Marwood Senior Apartments is a new construction property for the elderly located in Upper Marlboro, Maryland. On May 31, 2008, a hailstorm damaged roof shingles, gutters, and trim. The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage. It was determined that the roof needed to be replaced. Work commenced in the first quarter 2009, and was projected to be completed by the third quarter of 2009. To date, the roof is nearly complete with minor details left to finalize. The first check was approved and executed by the investment general partner on June 5, 2009. The final insurance check is anticipated to be executed upon 100% completion of the project. The property has maintained 97% occupancy throughout 2009 and continues to operate above breakeven. All required reserves and escrows are fully funded. The investment general partner will continue to monitor the progress with the insurance claims and roof replacement until all work is completed and all funds are received from the insurance company.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit family property located in Charleston, WV. Due to weak and declining economic conditions throughout 2008, many retail employers closed or reduced employee hours significantly. Retail employment composes a large portion of the property's tenant base and, as a result, the number of evictions increased. The 2008 average occupancy decreased from the previous year's average of 89% to 87%. Additionally, the manager was terminated in the fourth quarter of 2008, as she had become too lax with her responsibilities, particularly rent collections. The new manager, with 20 years experience, has been much more forceful and proactive with collections. The second quarter of 2009 occupancy averaged 83%. In May of 2009, eight apartments, the laundry room and maintenance shed were damaged by fire and water. Renovations were expected to be completed by September 2009; however, it took the insurance company 60 days to issue the scope of work, postponing the expected completion until November. Occupancy has further declined in the third quarter, to an average of 78%, due to residents moving out of the area in pursuit of new job opportunities. The property's income loss insurance covers 100% of the lost monthly rent on all eight units until construction is completed. The investment general partner will continue to monitor operations to ensure operations have stabilized and occupancy has improved. The mortgage, real estate taxes and insurance payments are current.

Series 43

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 43 reflects a net loss from Operating Partnerships of $(623,313) and $(599,315), respectively, which includes depreciation and amortization of $1,183,840 and $1,241,826, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

An affiliate of the investment general partner has funded emergency repairs to stabilize hillside soils and reinforce retaining walls. The work will continue on an as needed basis. The Operating Partnership has asserted in court that the retaining wall was not constructed properly and has filed suit against the retaining wall contractor and the original general contractor of the property, who was replaced before completion of construction. During the fourth quarter of 2007, the case was settled in mediation for $2,001,000. During the first quarter 2008, the Operating Partnership received $1,993,500 in damages. The Operating Partnership is in the process of reimbursing the affiliate of the investment general partner for the funds they have advanced for the repairs. The balance of the settlement, held in reserves, will be used to complete the necessary repairs and associated landscaping. The property operated above breakeven in 2007, 2008 and continues to do so in 2009. The investment general partner continues to monitor the completion of the remaining construction work. The mortgage, taxes, and insurance are current.

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

Occupancy averaged 90% for 2008 and the first three quarters of 2009. The property operated just below breakeven in 2008 and continues to operate below breakeven in 2009, due to low occupancy in the first four months of 2009; however, the property did operate above breakeven in the third quarter. In 2007, the Operating Partnership refinanced its first mortgage, resulting in a significant improvement in operations over 2006. Under the new debt service and assuming expenses are maintained in line with those of 2008, the property should be able to breakeven at 93% occupancy. As of September 2009, occupancy had risen to 92%. The operating general partner believes that with the change in the general partner entity noted above, occupancy will continue to rise, and in turn, operations will improve. Prior to the refinance, the operating general partner had not funded the replacement reserve account; however, the Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007. The mortgage, taxes and insurance payments are all current. Accounts payable stood at $41,000 as of September 2009, down approximately $20,000 from June 2009.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from very low employment, lack of public transportation and limited retail (grocery) stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, occupancy averaged only 79% in 2007 and the property operated below breakeven. Starting in the second quarter of 2008, management lowered the security deposit from one month's rent to $99, waived the $20 application fee, and offered one month free rent. In addition, private rental assistance of up to $200/month for qualified applicants was offered. This increased the average occupancy in 2008 to 89%, although the property still operated below breakeven. The concessions were kept in place until occupancy reached 100% in March 2009. Occupancy has since dropped to 83% in August. The year-to-date average occupancy remains at 92% with operations slightly below breakeven due to lost revenue from concessions. The approved workout plan with Rural Development to replenish the under-funded replacement reserve account was successfully completed in December 2008. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expired in February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In January 2007, upon a physical inspection, it was discovered that the property had mold issues. The operating general partner was notified immediately. Fortunately, the issues were not too severe and could be resolved with a more rigorous maintenance plan. The operating general partner implemented a comprehensive maintenance plan to avoid such issues in the future. In the fourth quarter 2007, the management company hired a full time manager and a part time assistant manager. The property has finally become more equipped to deal with the heavy traffic, which resulted from newspaper advertisement. Also, in October 2007, the property experienced a fire resulting in two damaged units, which were off line through February 2008. All the required repairs were finished by March 2008. In March 2008, the investment general partner's inspector visited the property to confirm that all repairs had been made. Average physical occupancy for 2008 was 91% and the property finished the year with a slight operating deficit. Average physical occupancy has remained stable at 92% through the third quarter 2009. The property continues to operate below breakeven. As a result of aggressive advertising, physical occupancy is gradually improving. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Management is exploring options to reduce utility costs, including tenant education on conservation and possible grant funding from non-profit agencies to conserve energy. A rent increase of 2% was effective January 1, 2009 and the operating general partner was recently granted an approval of a special increase request for the maximum amount allowable of 10% from the New York State Division of Housing and Community Renewal, or DHCR, effective June 1, 2009. Additional rent increases are planned for 2010 and 2011. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. Physical occupancy was 100% as of September 2009. The investment general partner continues to work with the operating general partner to improve operations. In January 2009, the investment general partner demanded that the operating general partner bring the mortgage current. The operating general partner received approval from the Lender and DHCR for release of operating reserve funds to bring the mortgage current. The investment general partner met with the operating general partner and management and completed a site inspection during the second quarter of 2009. The site visit revealed that the property was in very good condition. Insurance payments are current and the operating general partner has funded deficits, but not at the levels required. The operating general partner stated that there are funds accessible for future deficit funding as needed. Management indicated that the main area of concern is high accounts payable, which are predicated upon high accounts receivable. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). General legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The mortgage and insurance are current.

New Chester Townhouses II, LP (Chester Townhouses Phase II) is a 52-unit, rehab property located in Chester, SC. In 2007, occupancy averaged 100% but the property operated below breakeven due to a significant increase in operating expenses from the prior year. The operating general partner states operating expenses were higher in 2007 because the property experienced $46,000 in costs that could not be capitalized in 2007. These costs include: legal fees, construction insurance, construction interest, consultant/tax credit fees, and developer fees. As of December 31, 2008, occupancy was 98% and averaged 97% for the year; the property operated at breakeven for the year. Occupancy has averaged 97% through the third quarter of 2009 and was 96% as of September 30, 2009. The property is operating above breakeven through the third quarter of 2009. The operating deficit guarantee is limited to $250,000 for a period of 36 months after rental achievement so long as the prior 12 months have maintained an average debt service ratio of 1.0 or greater. Rental achievement occurred in August 2007. The mortgage, real estate taxes and insurance payments are all current.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy began to decline in the fourth quarter of 2008 reaching 89% in December. Occupancy has improved to 93% as of September 2009. The major employers in the area have cut either staffing levels or worker's hours. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management has been very proactive in cutting expenses, collecting tenant receivables, and developing rent payment work-out plans to retain residents where possible. Management does not expect the job market to turn around in the near future. The investment general partner performed a site visit in September 2009. The property was found in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization. The property was transferred to the investment general partner's special assets group in October 2009. The operating general partner did not make the September 2009 mortgage payment. The October mortgage payment was made late. The operating general partner is now in contact with the lender in hopes of gaining an interest only forbearance for a two year period. At this point the operating general partner is supplying the lender with financial projections and a workout proforma. The real estate taxes and insurance payments are current.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit family property located in Blissfield, MI. Historically, the property has averaged 95% occupancy. Beginning in 2007, occupancy began to drop due to the downturn in the local economy. It averaged 89% for the year and the property operated below breakeven. In 2008, occupancy averaged 87% through the first three quarters. Management was able to improve the occupancy to 93% in the fourth quarter, but the property operated below breakeven for the year. Occupancy dropped back down in the beginning of 2009, averaging 90% through June. A new site manager was hired at the end of June to improve the property's outreach and marketing efforts. He has been very effective, increasing occupancy to 97% in July 2009 and then 100% as of the end of September 2009. The property is expected to operate slightly below breakeven for the year, but with the new manager in place, it is projected to breakeven in 2010. The operating general partner's operating deficit guarantee runs through 2014 and he continues to fund deficits as needed. All taxes, mortgage and insurance payments are current.

Series 44

As of September 30, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 10 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 44 reflects a net loss from Operating Partnerships of $(633,163) and $(492,401), respectively, which includes depreciation and amortization of $1,235,926 and $1,211,209, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

For 2008, the property reduced its operating deficit in half, compared to 2007. The operating general partner funded deficits in the form of cash advances and by accruing payables/management fees. Through the third quarter of 2009, the property operated slightly below breakeven. Occupancy at the end of the third quarter 2009 decreased to 90%, again attributed to criminal activity in and around the property. Management indicated that over the last six months the property has experienced a handful of home invasions. To combat the recent influx in crime, management is transferring a market rate unit to a courtesy office unit, to be occupied by a police officer. In conjunction with the police officer, management will hire a security guard to work 20-30 hours per week. This will be budgeted for 2010.

On March 3, 2009, the new operating general partner issued a statement to the investment general partner informing of a management change effective May 1, 2009. On June 20, 2008, the original operating general partner sold its interest in the Operating Partnership. The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future. As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009. The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change. A site visit conducted in April 2009 rated the property in excellent condition. All mortgage, taxes, and insurance payments remain current.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy began to decline in the fourth quarter of 2008 reaching 89% in December. Occupancy has improved to 93% as of September 2009. The major employers in the area have cut either staffing levels or worker's hours. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management has been very proactive in cutting expenses, collecting tenant receivables, and developing rent payment work-out plans to retain residents where possible. Management does not expect the job market to turn around in the near future. The investment general partner preformed a site visit in September 2009. The property was found in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization. The property was transferred to the investment general partner's special assets group in October 2009. The operating general partner did not make the September 2009 mortgage payment. The October mortgage payment was made late. The operating general partner is now in contact with the lender in hopes of gaining an interest only forbearance for a two year period. At this point the operating general partner is supplying the lender with financial projections and a workout proforma. The real estate taxes and insurance payments are current.

United Development CO. 2001 LP (Memphis 102), is a 102-unit scattered site family development, located in Memphis, TN. Occupancy in 2008 averaged 90% and the property operated below breakeven. In 2008 it was determined that the accrued real estate taxes were understated due to incremental assessments by both the City of Memphis and Shelby County. The operating general partner is working with its auditors and municipal officials to reconcile the amount of total taxes outstanding. The replacement reserve, operating reserve and security deposit escrow account were all under-funded in 2008. The investment general partner is working closely with the operating general partner to ensure that these accounts are properly funded going forward. In 2009, occupancy is averaging 87% and operating just above breakeven. The investment general partner will visit the site in the fourth quarter of 2009 to meet with the operating general partner and review the operational and accounting issues. The operating general partner continues to fund operating deficits as needed. The mortgage payments, insurance, and accounts payables are all current.

Series 45

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 30 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 45 reflects a net loss from Operating Partnerships of $(728,847) and $(838,350), respectively, which includes depreciation and amortization of $1,558,879 and $1,547,218 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008. Through the third quarter of 2009, occupancy averaged 86%, although occupancy dropped to 83% in July. Operations continue to be below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses in 2008 were almost three times the state average, which is attributable to extremely costly unit turnovers, and maintenance expenses are projected to be even higher in 2009. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. The site manager is working with the local housing authority to obtain voucher holder referrals, has held several open houses in the second quarter of 2009, has increased radio and newspaper advertisements, and is offering a free months rent to attract new tenants.

Reporting by the operating general partner has not been timely in the past. In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer 2007 principal payments. As a result, principal payments in 2006, 2007, 2008, and 2009 were deferred. The Operating Partnership remains current on the interest portion of its debt service. The operating general partner is currently in discussions with the lender/letter of credit issuer, trying to obtain an extension of the letter of credit. Long term solutions under discussion include marking the current debt to market, but discussions are at a very early stage. Real estate taxes remain unpaid, but the operating general partner did file an appeal in 2009 (currently pending). Payables are high and continue to increase. Reporting appears to have improved in 2009, and the 2008 audited financial statement and the 2009 quarterly statements were delivered in a timely manner.

The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Childress Apartments LTD (Fairview Manor Apartments) is a 48-unit development located in Childress, TX. Despite averaging 84% occupancy in 2007, the property operated above breakeven due to a rent increase coupled with funds withdrawn from the replacement reserve account for expensed improvements. At the end of the second quarter of 2008, hail and wind from a severe storm caused broken windows with resulting water damage to carpeting. The damage was covered by insurance and the windows and carpeting have all been repaired or replaced as needed. The property received the insurance proceeds during the third quarter 2008. During this time, several residents chose to leave the property causing a decrease in occupancy. Despite a 2008 average occupancy of 78%, the property operated above breakeven due to a casualty gain from the insurance proceeds. In 2009, occupancy has avaraged 91% with above breakeven operations. Increased marketing efforts including newspaper advertising and handing out flyers at the Chamber of Commerce and local churches has been effective at bringing in potential residents. The management company will adjust their tenant selection criteria to include credit reports in an effort to improve collections and reduce the evictions for non-payment. The operating general partner continues to fund all deficits. The mortgage, taxes and insurance are all current.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. During 2004, and through February 2005, inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts. The total of the misappropriated funds has been determined to be $142,758. To date, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. A default notice was sent to the operating general partner on September 1, 2005. A demand letter sent to the operating general partner in July 2006 then followed up the default notice. The operating general partner has disclosed that they continue to have financial difficulties and are unable to continue as a viable organization. Another non-profit organization was retained to take over property management. The investment general partner met with representatives of both the original non-profit operating general partner and new management to determine a course of action that serves the best interest of the Operating Partnership. The new management has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area, and have formed an entity to step in as the operating general partner. An agreement has been proposed and amendments to the Operating Partnership agreement have been drafted. It is anticipated the transfer will occur prior to year-end 2009. Occupancy is strong, averaging 97% in 2008, and 97% through the third quarter of 2009. The property is operating above breakeven due to low operating expenses, combined with 100% soft debt financing, requiring payments of principal and interest from cash flow only. Trade payables, taxes and insurance are all current. A recent site visit found that the property was well maintained and managed. The investment general partner will continue to closely monitor operations and the status of the pending transfer of the operating general partner interest.

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

For 2008, the property reduced its operating deficit in half, compared to 2007. The operating general partner funded deficits in the form of cash advances and by accruing payables/management fees. Through the third quarter of 2009, the property operated slightly below breakeven. Occupancy at the end of the third quarter 2009 decreased to 90%, again attributed to criminal activity in and around the property. Management indicated that over the last six months the property has experienced a handful of home invasions. To combat the recent influx in crime, management is transferring a market rate unit to a courtesy office unit, to be occupied by a police officer. In conjunction with the police officer, management will hire a security guard to work 20-30 hours per week. This will be budgeted for 2010.

On March 3, 2009, the new operating general partner issued a statement to the investment general partner informing of a management change effective May 1, 2009. On June 20, 2008, the original operating general partner sold its interest in the Operating Partnership. The original operating general partner agreed to continue to manage the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future. As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the original operating partner would relinquish their management responsibilities, effective May 1, 2009. The new operating general partner believes that the new management will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved the management change. A site visit conducted in April 2009 rated the property in excellent condition. All mortgage, taxes, and insurance payments remain current.

Series 46

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 46 reflects a net loss from Operating Partnerships of $(314,417) and $(394,531), respectively, which includes depreciation and amortization of $654,478 and $744,541, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi. Construction was completed April 4, 2006. The property operated below breakeven in 2008 despite averaging 98% occupancy, primarily due to a high debt level. Rents were increased by $60 per unit in 2008. The operating general partner will seek another rent increase in 2009. Occupancy at the end of the third quarter 2009 was 98%, yet the property continues to operate below breakeven. The operating deficit guarantee is unlimited in amount for the thirty-six months following rental achievement. There is an additional stipulation that the complex must sustain debt service coverage at 1.15 for twelve consecutive months before the guarantee is released. The operating general partner has funded all operating deficits in accordance with the guarantee. All real estate tax, mortgage, and insurance payments are current. The investment general partner will work with the operating general partner in an effort to either pay down the debt or refinance, as the high debt level is the sole cause of the partnership's poor performance.

Linden-Shawnee Partners, LP (Linden's Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008 and has decreased to an average of 83% through the third quarter of 2009. Even with the decrease in occupancy, the property continues to operate above breakeven. The local economy in Shawnee has experienced negative effects due to employment levels decreasing, causing the local resident population to seek employment in Oklahoma City where there are more jobs available. The property rents are lower than the area fair market rents. This has prompted management to target the competing properties by sending a mass-mailing to over 700 residences to promote lower rents at Linden's Apartments. The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned. Management did another mass-mailing in October, 2009 to over 500 units with slightly lower rents to better determine market conditions. The mailings were to all rental units excluding nursing homes. Incentives include two months free rent, contingent upon executing leases by the end of October. In order to increase visibility of the property from the street, management intends to clear trees in between the property and the road. If units still remain vacant after the increased efforts, they plan to offer washers and dryers in the units. The mortgage payments, taxes, and insurance are all current.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. Despite an average occupancy of 89% in 2007, the property operated above breakeven. In 2008, occupancy decreased to an average of 83%, resulting in below breakeven operations. Management has increased marketing efforts and worked closely with local businesses to improve occupancy through referrals. In addition, the operating general partner converted 4 one-bedroom apartments into 2 three-bedroom apartments to meet the growing demand for larger units. Both units were rented quickly when they came online in late 2008 and are currently occupied. With the increased marketing efforts and successful unit conversions, occupancy increased to 93% as of March 2009 and 100% as of September 2009. The property is expected to operate below breakeven for the year. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Fund to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, due to the uncertainty of the current economy, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the year ended March 31, 2009. This resulted in increased impairment losses. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

As of March 31, 2004, the Fund adopted GAAP for the Consolidation of Variable Interest Entities. GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Principal Critical Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund's interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, now superseded by the Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification guidance (ASC) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

In February 2007, the FASB issued guidance for The Fair Value Option for Financial Assets and Financial Liabilities, now superseded by the Financial Instruments Topic of the FASB ASC. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted this guidance and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In June 2006, guidance for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued (now superseded by the Income Taxes Topic of the FASB ASC). This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be

Recent Accounting Changes - continued

sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, this guidance does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued further guidance for Certain Nonpublic Enterprises, which deferred the effective date for nonpublic enterprises to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on its application to pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding the application to pass-through entities changes and is extended to public enterprises.

In April 2009, the FASB issued guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It is effective for Boston Capital Tax Credit Fund IV L.P. as of June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

In November 2008, the FASB issued guidance on Equity Method Investment Accounting Considerations, now superseded by the Equity Method and Joint Ventures Topic of the FASB ASC, that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued guidance for Subsequent Events in the Subsequent Events Topic of the FASB ASC. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund IV L.P. as of June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 16, 2009		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 16, 2009	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 16, 2009	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.