Form 10-Q
period 2009-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2010-02-16
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-86
Statements of Changes in Partners' Capital (Deficit)	87-96
Statements of Cash Flows	97-152
Notes to Financial Statements	153-188

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	189-263

Item 3. Quantitative and Qualitative Disclosures About Market Risk	264

Item 4T. Controls and Procedures	264

PART II OTHER INFORMATION

Item 1. Legal Proceedings	265

Item 1A. Risk Factors	265

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	265

Item 3. Defaults Upon Senior Securities	265

Item 4. Submission of Matters to a Vote of Security Holders	265

Item 5. Other Information	265

Item 6. Exhibits	266

Signatures	266

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$110,229,000	$119,173,321

OTHER ASSETS
Cash and cash equivalents	5,648,640	6,181,988
Notes receivable	723,071	723,071
Acquisition costs net	11,083,844	12,900,860
Other assets	289,810	750,017

	$127,974,365	$139,729,257

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$38,389	$38,389
Accounts payable affiliates	49,477,549	46,245,459
Capital contributions payable	2,081,011	2,347,899

	51,596,949	48,631,747

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and outstanding	82,779,867	97,352,756
General Partner	(6,402,451)	(6,255,246)

	76,377,416	91,097,510

	$127,974,365	$139,729,257

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	145,325	174,531
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	40,624	-

	$185,949	$174,531

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,348,506	3,145,192
Capital contributions payable	-	-

	3,348,506	3,145,192

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,822,680)	(2,632,703)
General Partner	(339,877)	(337,958)

	(3,162,557)	(2,970,661)

	$185,949	$174,531

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$97,879

OTHER ASSETS
Cash and cash equivalents	257,905	15,500
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	88,577

	$257,905	$201,956

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,482,596	1,974,141
Capital contributions payable	-	-

	1,482,596	1,974,141

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and outstanding	(1,050,493)	(1,592,512)
General Partner	(174,198)	(179,673)

	(1,224,691)	(1,772,185)

	$257,905	$201,956

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	60,997	77,660
Notes receivable	-	-
Acquisition costs net		-
Other assets	3,000	500

	$63,997	$78,160

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,282,523	3,079,966
Capital contributions payable	9,352	9,352

	3,291,875	3,089,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,976,517)	(2,761,964)
General Partner	(251,361)	(249,194)

	(3,227,878)	(3,011,158)

	$63,997	$78,160

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	18,594	34,902
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$18,594	$34,902

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,755,577	2,563,533
Capital contributions payable	-	-

	2,755,577	2,563,533

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(2,424,766)	(2,218,498)
General Partner	(312,217)	(310,133)

	(2,736,983)	(2,528,631)

	$18,594	$34,902

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	172,055	119,321
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$172,055	$119,321

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$678	$678
Accounts payable affiliates	2,486,342	2,407,892
Capital contributions payable	9,999	9,999

	2,497,019	2,418,569

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,116,417)	(2,090,958)
General Partner	(208,547)	(208,290)

	(2,324,964)	(2,299,248)

	$172,055	$119,321

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$9,461

OTHER ASSETS
Cash and cash equivalents	228,102	166,596
Notes receivable	-	-
Acquisition costs net	25,712	34,283
Other assets	1,250	-

	$255,064	$210,340

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$978
Accounts payable affiliates	2,286,217	2,209,438
Capital contributions payable	10,001	10,001

	2,297,196	2,220,417

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(1,764,266)	(1,732,532)
General Partner	(277,866)	(277,545)

	(2,042,132)	(2,010,077)

	$255,064	$210,340

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,617,926	$1,338,250

OTHER ASSETS
Cash and cash equivalents	255,126	366,614
Notes receivable	-	-
Acquisition costs net	42,903	68,646
Other assets	-	-

	$1,915,955	$1,773,510

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,204,012	3,089,600
Capital contributions payable	14,490	14,490

	3,218,502	3,104,090

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(949,268)	(977,021)
General Partner	(353,279)	(353,559)

	(1,302,547)	(1,330,580)

	$1,915,955	$1,773,510

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,004,354	$2,695,200

OTHER ASSETS
Cash and cash equivalents	249,047	109,954
Notes receivable	-	-
Acquisition costs net	212,523	261,567
Other assets	61,405	6,500

	$3,527,329	$3,073,221

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,219,305	2,973,142
Capital contributions payable	22,861	39,749

	3,242,166	3,012,891

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	488,759	266,174
General Partner	(203,596)	(205,844)

	285,163	60,330

	$3,527,329	$3,073,221

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$122,517	$688,188

OTHER ASSETS
Cash and cash equivalents	225,073	192,128
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	-

	$351,140	$880,316

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	962,051	736,464
Capital contributions payable	40,968	40,968

	1,003,019	777,432

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	(301,612)	445,603
General Partner	(350,267)	(342,719)

	(651,879)	102,884

	$351,140	$880,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$395,751	$609,522

OTHER ASSETS
Cash and cash equivalents	135,153	137,986
Notes receivable	-	-
Acquisition costs net	36,187	57,898
Other assets	-	-

	$567,091	$805,406

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,480,942	2,232,389
Capital contributions payable	10,197	10,197

	2,491,139	2,242,586

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(1,566,160)	(1,084,161)
General Partner	(357,888)	(353,019)

	(1,924,048)	(1,437,180)

	$567,091	$805,406

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,028,734	$1,217,326

OTHER ASSETS
Cash and cash equivalents	263,819	264,094
Notes receivable	-	-
Acquisition costs net	130,425	208,680
Other assets	6,675	6,675

	$1,429,653	$1,696,775

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,166,757	1,027,129
Capital contributions payable	127,396	127,396

	1,294,153	1,154,525

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	361,202	763,884
General Partner	(225,702)	(221,634)

	135,500	542,250

	$1,429,653	$1,696,775

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$166,749	$647,143

OTHER ASSETS
Cash and cash equivalents	147,280	182,803
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$339,029	$854,946

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,891,772	1,618,658
Capital contributions payable	66,294	66,294

	1,958,066	1,684,952

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(1,223,588)	(442,447)
General Partner	(395,449)	(387,559)

	(1,619,037)	(830,006)

	$339,029	$854,946

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,448,752	$3,031,771

OTHER ASSETS
Cash and cash equivalents	280,777	237,567
Notes receivable	46,908	46,908
Acquisition costs net	294,881	393,173
Other assets	9,962	125,000

	$3,081,280	$3,834,419

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,447,668	2,208,623
Capital contributions payable	173,561	298,561

	2,621,229	2,507,184

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	861,812	1,720,324
General Partner	(401,761)	(393,089)

	460,051	1,327,235

	$3,081,280	$3,834,419

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,567,927	$1,789,130

OTHER ASSETS
Cash and cash equivalents	179,742	179,652
Notes receivable	-	-
Acquisition costs net	26,955	35,940
Other assets	-	125,000

	$1,774,624	$2,129,722

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,456,917	1,321,714
Capital contributions payable	69,154	194,154

	1,526,071	1,515,868

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	471,848	833,496
General Partner	(223,295)	(219,642)

	248,553	613,854

	$1,774,624	$2,129,722

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,744,127	$1,959,856

OTHER ASSETS
Cash and cash equivalents	52,131	72,369
Notes receivable	-	-
Acquisition costs net	474,182	758,693
Other assets	-	-

	$2,270,440	$2,790,918

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,635,498	2,403,399
Capital contributions payable	-	-

	2,635,498	2,403,399

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(61,016)	684,035
General Partner	(304,042)	(296,516)

	(365,058)	387,519

	$2,270,440	$2,790,918

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,193,332	$5,644,539

OTHER ASSETS
Cash and cash equivalents	103,325	118,051
Notes receivable	-	-
Acquisition costs net	234,933	289,149
Other assets	-	-

	$5,531,590	$6,051,739

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,328,252	1,156,982
Capital contributions payable	-	-

	1,328,252	1,156,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	4,443,329	5,127,834
General Partner	(239,991)	(233,077)

	4,203,338	4,894,757

	$5,531,590	$6,051,739

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,487,230	$3,832,441

OTHER ASSETS
Cash and cash equivalents	117,406	101,615
Notes receivable	-	-
Acquisition costs net	67,136	89,516
Other assets	-	-

	$3,671,772	$4,023,572

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,630,918	1,500,062
Capital contributions payable	-	-

	1,630,918	1,500,062

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	2,199,109	2,676,938
General Partner	(158,255)	(153,428)

	2,040,854	2,523,510

	$3,671,772	$4,023,572

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,395,282	$3,894,815

OTHER ASSETS
Cash and cash equivalents	308,353	272,497
Notes receivable	-	-
Acquisition costs net	384,306	472,992
Other assets	-	-

	$4,087,941	$4,640,304

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,376,475	1,222,827
Capital contributions payable	138,438	138,438

	1,514,913	1,361,265

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	2,762,861	3,461,812
General Partner	(189,833)	(182,773)

	2,573,028	3,279,039

	$4,087,941	$4,640,304

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,807,112	$6,295,306

OTHER ASSETS
Cash and cash equivalents	180,456	261,393
Notes receivable	-	-
Acquisition costs net	85,212	104,877
Other assets	-	-

	$6,072,780	$6,661,576

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,187,323	1,164,023
Capital contributions payable	-	-

	1,187,323	1,164,023

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	5,054,887	5,660,862
General Partner	(169,430)	(163,309)

	4,885,457	5,497,553

	$6,072,780	$6,661,576

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,561,409	$6,063,709

OTHER ASSETS
Cash and cash equivalents	171,760	239,921
Notes receivable	-	-
Acquisition costs net	71,726	88,280
Other assets	-	-

	$5,804,895	$6,391,910

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,016,499	963,899
Capital contributions payable	-	-

	1,016,499	963,899

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	4,936,953	5,570,172
General Partner	(148,557)	(142,161)

	4,788,396	5,428,011

	$5,804,895	$6,391,910

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,740,706	$7,326,362

OTHER ASSETS
Cash and cash equivalents	106,765	127,519
Notes receivable	-	-
Acquisition costs net	172,364	212,141
Other assets	-	-

	$7,019,835	$7,666,022

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$36,733	$36,733
Accounts payable affiliates	1,940,894	1,776,106
Capital contributions payable	102	102

	1,977,729	1,812,941

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	5,216,628	6,019,493
General Partner	(174,522)	(166,412)

	5,042,106	5,853,081

	$7,019,835	$7,666,022

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,805,057	$6,283,404

OTHER ASSETS
Cash and cash equivalents	69,433	40,375
Notes receivable	-	-
Acquisition costs net	1,201,740	1,413,813
Other assets	2,052	1,217

	$7,078,282	$7,738,809

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,413,331	2,212,394
Capital contributions payable	100	100

	2,413,431	2,212,494

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	4,867,372	5,720,221
General Partner	(202,521)	(193,906)

	4,664,851	5,526,315

	$7,078,282	$7,738,809

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,720,567	$7,460,540

OTHER ASSETS
Cash and cash equivalents	350,122	359,855
Notes receivable	292,933	292,933
Acquisition costs net	933,310	1,029,859
Other assets	51,003	168,631

	$8,347,935	$9,311,818

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,211,523	1,122,917
Capital contributions payable	452,937	452,937

	1,664,460	1,575,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	6,857,579	7,899,543
General Partner	(174,104)	(163,579)

	6,683,475	7,735,964

	$8,347,935	$9,311,818

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$10,960,967	$11,543,202

OTHER ASSETS
Cash and cash equivalents	233,826	185,952
Notes receivable	186,626	186,626
Acquisition costs net	1,970,845	2,174,725
Other assets	85,289	202,917

	$13,437,553	$14,293,422

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,320,895	1,115,810
Capital contributions payable	307,738	307,738

	1,628,633	1,423,548

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	12,012,353	13,062,697
General Partner	(203,433)	(192,823)

	11,808,920	12,869,874

	$13,437,553	$14,293,422

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,716,333	$10,442,251

OTHER ASSETS
Cash and cash equivalents	589,923	791,833
Notes receivable	196,604	196,604
Acquisition costs net	2,050,290	2,262,390
Other assets	-	-

	$12,553,150	$13,693,078

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	452,631	439,103
Capital contributions payable	590,561	590,561

	1,043,192	1,029,664

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	11,632,308	12,774,229
General Partner	(122,350)	(110,815)

	11,509,958	12,663,414

	$12,553,150	$13,693,078

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$18,073,637	$19,184,988

OTHER ASSETS
Cash and cash equivalents	503,830	871,105
Notes receivable	-	-
Acquisition costs net	2,088,749	2,304,827
Other assets	-	-

	$20,666,216	$22,360,920

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	275,788	350,865
Capital contributions payable	16,724	16,724

	292,512	367,589

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	20,523,629	22,127,060
General Partner	(149,925)	(133,729)

	20,373,704	21,993,331

	$20,666,216	$22,360,920

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$16,670,531	$17,118,038

OTHER ASSETS
Cash and cash equivalents	242,315	480,195
Notes receivable	-	-
Acquisition costs net	579,465	639,411
Other assets	-	-

	$17,492,311	$18,237,644

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	216,337	229,191
Capital contributions payable	20,138	20,138

	236,475	249,329

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	17,346,021	18,071,175
General Partner	(90,185)	(82,860)

	17,255,836	17,988,315

	$17,492,311	$18,237,644

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$6,080	$45,477
Other income	7,204	899,471

	13,284	944,948

Share of income (loss) from Operating Partnerships (Note D)	(2,764,328)	(4,306,910)

Expenses
Professional fees	36,278	88,861
Fund management fee (Note C)	1,584,246	1,582,517
Amortization	618,839	402,563
General and administrative expenses	198,776	240,063

	2,438,139	2,314,004

NET INCOME (LOSS)	$(5,189,183)	$(5,675,966)

Net income (loss) allocated to assignees	$(5,137,290)	$(5,619,209)

Net income (loss) allocated to general partner	$(51,893)	$(56,757)

Net income (loss) per BAC	$(.06)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2009	2008

Income
Interest income	$484	$986
Other income	601	-

	1,085	986

Share of income (loss) from Operating Partnerships (Note D)	-	(75,880)

Expenses
Professional fees	6,438	2,265
Fund management fee (Note C)	70,012	63,507
Amortization	-	893
General and administrative expenses	7,496	9,082

	83,946	75,747

NET INCOME (LOSS)	$(82,861)	$(150,641)

Net income (loss) allocated to assignees	$(82,032)	$(149,135)

Net income (loss) allocated to general partner	$(829)	$(1,506)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2009	2008

Income
Interest income	$35	$17
Other income	-	254

	35	271

Share of income (loss) from Operating Partnerships (Note D)	-	(5,360)

Expenses
Professional fees	592	2,312
Fund management fee (Note C)	35,034	44,763
Amortization	-	488
General and administrative expenses	4,798	5,772

	40,424	53,335

NET INCOME (LOSS)	$(40,389)	$(58,424)

Net income (loss) allocated to assignees	$(39,985)	$(57,840)

Net income (loss) allocated to general partner	$(404)	$(584)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2009	2008

Income
Interest income	$11	$50
Other income	725	1,214

	736	1,264

Share of income (loss) from Operating Partnerships (Note D)	-	(7,898)

Expenses
Professional fees	624	4,570
Fund management fee (Note C)	61,995	62,148
Amortization	-	1,535
General and administrative expenses	6,787	8,094

	69,406	76,347

NET INCOME (LOSS)	$(68,670)	$(82,981)

Net income (loss) allocated to assignees	$(67,983)	$(82,151)

Net income (loss) allocated to general partner	$(687)	$(830)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2009	2008

Income
Interest income	$22	$99
Other income	801	801

	823	900

Share of income (loss) from Operating Partnerships (Note D)	-	(37,589)

Expenses
Professional fees	1,721	1,789
Fund management fee (Note C)	58,502	49,502
Amortization	-	2,283
General and administrative expenses	6,026	8,540

	66,249	62,114

NET INCOME (LOSS)	$(65,426)	$(98,803)

Net income (loss) allocated to assignees	$(64,772)	$(97,815)

Net income (loss) allocated to general partner	$(654)	$(988)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2009	2008

Income
Interest income	$19	$72
Other income	823	-

	842	72

Share of income (loss) from Operating Partnerships (Note D)	-	(5,723)

Expenses
Professional fees	6,189	1,535
Fund management fee (Note C)	46,732	56,725
Amortization	-	2,551
General and administrative expenses	5,755	6,988

	58,676	67,799

NET INCOME (LOSS)	$(57,834)	$(73,450)

Net income (loss) allocated to assignees	$(57,256)	$(72,716)

Net income (loss) allocated to general partner	$(578)	$(734)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2009	2008

Income
Interest income	$673	$1,232
Other income	1,587	-

	2,260	1,232

Share of income (loss) from Operating Partnerships (Note D)	-	(10,667)

Expenses
Professional fees	878	8,051
Fund management fee (Note C)	53,393	68,169
Amortization	2,857	3,805
General and administrative expenses	6,439	7,886

	63,567	87,911

NET INCOME (LOSS)	$(61,307)	$(97,346)

Net income (loss) allocated to assignees	$(60,694)	$(96,373)

Net income (loss) allocated to general partner	$(613)	$(973)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2009	2008

Income
Interest income	$170	$15,045
Other income	2,259	823,335

	2,429	838,380

Share of income (loss) from Operating Partnerships (Note D)	112,070	(97,269)

Expenses
Professional fees	914	2,579
Fund management fee (Note C)	93,871	100,190
Amortization	8,581	4,226
General and administrative expenses	9,009	10,985

	112,375	117,980

NET INCOME (LOSS)	$2,124	$623,131

Net income (loss) allocated to assignees	$2,103	$616,900

Net income (loss) allocated to general partner	$21	$6,231

Net income (loss) per BAC	$.00	$.15

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2009	2008

Income
Interest income	$17	$78
Other income	-	-

	17	78

Share of income (loss) from Operating Partnerships (Note D)	137,029	(21,439)

Expenses
Professional fees	603	1,507
Fund management fee (Note C)	66,985	78,801
Amortization	17,123	3,914
General and administrative expenses	5,428	6,864

	90,139	91,086

NET INCOME (LOSS)	$46,907	$(112,447)

Net income (loss) allocated to assignees	$46,438	$(111,323)

Net income (loss) allocated to general partner	$469	$(1,124)

Net income (loss) per BAC	$.02	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2009	2008

Income
Interest income	$489	$1,011
Other income	85	-

	574	1,011

Share of income (loss) from Operating Partnerships (Note D)	(249,171)	(225,942)

Expenses
Professional fees	1,072	1,869
Fund management fee (Note C)	82,529	64,776
Amortization	-	825
General and administrative expenses	8,092	9,660

	91,693	77,130

NET INCOME (LOSS)	$(340,290)	$(302,061)

Net income (loss) allocated to assignees	$(336,887)	$(299,040)

Net income (loss) allocated to general partner	$(3,403)	$(3,021)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2009	2008

Income
Interest income	$24	$110
Other income	-	35,455

	24	35,565

Share of income (loss) from Operating Partnerships (Note D)	(80,868)	(350,219)

Expenses
Professional fees	2,241	4,943
Fund management fee (Note C)	79,851	72,057
Amortization	7,237	828
General and administrative expenses	7,993	9,592

	97,322	87,420

NET INCOME (LOSS)	$(178,166)	$(402,074)

Net income (loss) allocated to assignees	$(176,384)	$(398,053)

Net income (loss) allocated to general partner	$(1,782)	$(4,021)

Net income (loss) per BAC	$(.04)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2009	2008

Income
Interest income	$881	$1,577
Other income	-	-

	881	1,577

Share of income (loss) from Operating Partnerships (Note D)	(40,753)	(94,403)

Expenses
Professional fees	605	1,482
Fund management fee (Note C)	44,242	44,142
Amortization	26,085	5,310
General and administrative expenses	6,305	7,432

	77,237	58,366

NET INCOME (LOSS)	$(117,109)	$(151,192)

Net income (loss) allocated to assignees	$(115,938)	$(149,680)

Net income (loss) allocated to general partner	$(1,171)	$(1,512)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2009	2008

Income
Interest income	$446	$813
Other income	-	-

	446	813

Share of income (loss) from Operating Partnerships (Note D)	(100,137)	(209,410)

Expenses
Professional fees	2,917	8,047
Fund management fee (Note C)	90,038	80,538
Amortization	-	-
General and administrative expenses	10,074	9,841

	103,029	98,426

NET INCOME (LOSS)	$(202,720)	$(307,023)

Net income (loss) allocated to assignees	$(200,693)	$(303,953)

Net income (loss) allocated to general partner	$(2,027)	$(3,070)

Net income (loss) per BAC	$(.05)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2009	2008

Income
Interest income	$686	$1,299
Other income	-	5,250

	686	6,549

Share of income (loss) from Operating Partnerships (Note D)	(172,022)	(303,817)

Expenses
Professional fees	666	4,494
Fund management fee (Note C)	56,750	75,686
Amortization	32,764	9,181
General and administrative expenses	8,645	10,617

	98,825	99,978

NET INCOME (LOSS)	$(270,161)	$(397,246)

Net income (loss) allocated to assignees	$(267,459)	$(393,274)

Net income (loss) allocated to general partner	$(2,702)	$(3,972)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2009	2008

Income
Interest income	$219	$387
Other income	-	3,300

	219	3,687

Share of income (loss) from Operating Partnerships (Note D)	(70,812)	(92,786)

Expenses
Professional fees	596	1,330
Fund management fee (Note C)	34,374	43,022
Amortization	2,995	6,820
General and administrative expenses	6,024	7,226

	43,989	58,398

NET INCOME (LOSS)	$(114,582)	$(147,497)

Net income (loss) allocated to assignees	$(113,436)	$(146,022)

Net income (loss) allocated to general partner	$(1,146)	$(1,475)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2009	2008

Income
Interest income	$6	$25
Other income	-	3,600

	6	3,625

Share of income (loss) from Operating Partnerships (Note D)	(83,942)	(268,924)

Expenses
Professional fees	985	1,564
Fund management fee (Note C)	66,072	68,860
Amortization	96,110	10,984
General and administrative expenses	7,275	8,806

	170,442	90,214

NET INCOME (LOSS)	$(254,378)	$(355,513)

Net income (loss) allocated to assignees	$(251,834)	$(351,958)

Net income (loss) allocated to general partner	$(2,544)	$(3,555)

Net income (loss) per BAC	$(.07)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2009	2008

Income
Interest income	$26	$118
Other income	-	3,000

	26	3,118

Share of income (loss) from Operating Partnerships (Note D)	(136,956)	(184,610)

Expenses
Professional fees	961	1,495
Fund management fee (Note C)	45,090	57,090
Amortization	18,072	32,309
General and administrative expenses	6,965	8,419

	71,088	99,313

NET INCOME (LOSS)	$(208,018)	$(280,805)

Net income (loss) allocated to assignees	$(205,938)	$(277,997)

Net income (loss) allocated to general partner	$(2,080)	$(2,808)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2009	2008

Income
Interest income	$20	$95
Other income	-	1,050

	20	1,145

Share of income (loss) from Operating Partnerships (Note D)	(129,160)	(111,760)

Expenses
Professional fees	581	3,630
Fund management fee (Note C)	39,861	39,861
Amortization	7,460	22,116
General and administrative expenses	5,597	6,625

	53,499	72,232

NET INCOME (LOSS)	$(182,639)	$(182,847)

Net income (loss) allocated to assignees	$(180,813)	$(181,019)

Net income (loss) allocated to general partner	$(1,826)	$(1,828)

Net income (loss) per BAC	$(.09)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2009	2008

Income
Interest income	$684	$1,291
Other income	-	1,650

	684	2,941

Share of income (loss) from Operating Partnerships (Note D)	(171,169)	(260,310)

Expenses
Professional fees	589	2,624
Fund management fee (Note C)	39,803	51,216
Amortization	29,562	23,705
General and administrative expenses	6,914	8,523

	76,868	86,068

NET INCOME (LOSS)	$(247,353)	$(343,437)

Net income (loss) allocated to assignees	$(244,879)	$(340,003)

Net income (loss) allocated to general partner	$(2,474)	$(3,434)

Net income (loss) per BAC	$(.10)	$(.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2009	2008

Income
Interest income	$63	$1,106
Other income	-	2,700

	63	3,806

Share of income (loss) from Operating Partnerships (Note D)	(156,559)	(124,723)

Expenses
Professional fees	594	2,690
Fund management fee (Note C)	38,895	36,100
Amortization	6,555	24,728
General and administrative expenses	7,242	8,943

	53,286	72,461

NET INCOME (LOSS)	$(209,782)	$(193,378)

Net income (loss) allocated to assignees	$(207,684)	$(191,444)

Net income (loss) allocated to general partner	$(2,098)	$(1,934)

Net income (loss) per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2009	2008

Income
Interest income	$75	$1,388
Other income	-	1,650

	75	3,038

Share of income (loss) from Operating Partnerships (Note D)	(139,920)	(183,358)

Expenses
Professional fees	580	3,192
Fund management fee (Note C)	34,200	30,700
Amortization	5,518	22,581
General and administrative expenses	6,775	8,272

	47,073	64,745

NET INCOME (LOSS)	$(186,918)	$(245,065)

Net income (loss) allocated to assignees	$(185,049)	$(242,614)

Net income (loss) allocated to general partner	$(1,869)	$(2,451)

Net income (loss) per BAC	$(.08)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2009	2008

Income
Interest income	$20	$92
Other income	-	2,550

	20	2,642

Share of income (loss) from Operating Partnerships (Note D)	(193,507)	(210,778)

Expenses
Professional fees	587	2,473
Fund management fee (Note C)	48,024	46,004
Amortization	13,259	28,433
General and administrative expenses	7,551	8,852

	69,421	85,762

NET INCOME (LOSS)	$(262,908)	$(293,898)

Net income (loss) allocated to assignees	$(260,279)	$(290,959)

Net income (loss) allocated to general partner	$(2,629)	$(2,939)

Net income (loss) per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2009	2008

Income
Interest income	$16	$71
Other income	-	2,850

	16	2,921

Share of income (loss) from Operating Partnerships (Note D)	(117,860)	(228,273)

Expenses
Professional fees	863	4,559
Fund management fee (Note C)	61,499	57,999
Amortization	70,691	33,482
General and administrative expenses	8,456	9,997

	141,509	106,037

NET INCOME (LOSS)	$(259,353)	$(331,389)

Net income (loss) allocated to assignees	$(256,759)	$(328,075)

Net income (loss) allocated to general partner	$(2,594)	$(3,314)

Net income (loss) per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2009	2008

Income
Interest income	$189	$3,029
Other income	323	2,562

	512	5,591

Share of income (loss) from Operating Partnerships (Note D)	(294,471)	(216,840)

Expenses
Professional fees	597	8,767
Fund management fee (Note C)	56,629	52,126
Amortization	32,183	29,283
General and administrative expenses	8,235	10,217

	97,644	100,393

NET INCOME (LOSS)	$(391,603)	$(311,642)

Net income (loss) allocated to assignees	$(387,687)	$(308,526)

Net income (loss) allocated to general partner	$(3,916)	$(3,116)

Net income (loss) per BAC	$(.14)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2009	2008

Income
Interest income	$204	$1,413
Other income	-	1,200

	204	2,613

Share of income (loss) from Operating Partnerships (Note D)	(122,318)	(198,791)

Expenses
Professional fees	907	1,705
Fund management fee (Note C)	73,945	71,795
Amortization	72,434	41,837
General and administrative expenses	9,238	10,975

	156,524	126,312

NET INCOME (LOSS)	$(278,638)	$(322,490)

Net income (loss) allocated to assignees	$(275,852)	$(319,265)

Net income (loss) allocated to general partner	$(2,786)	$(3,225)

Net income (loss) per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2009	2008

Income
Interest income	$320	$6,336
Other income	-	1,650

	320	7,986

Share of income (loss) from Operating Partnerships (Note D)	(215,182)	(276,309)

Expenses
Professional fees	662	1,344
Fund management fee (Note C)	56,585	14,717
Amortization	73,533	28,252
General and administrative expenses	7,445	9,231

	138,225	53,544

NET INCOME (LOSS)	$(353,087)	$(321,867)

Net income (loss) allocated to assignees	$(349,556)	$(318,648)

Net income (loss) allocated to general partner	$(3,531)	$(3,219)

Net income (loss) per BAC	$(.13)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2009	2008

Income
Interest income	$145	$4,779
Other income	-	2,400

	145	7,179

Share of income (loss) from Operating Partnerships (Note D)	(416,541)	(358,647)

Expenses
Professional fees	638	3,872
Fund management fee (Note C)	90,827	91,641
Amortization	72,026	36,221
General and administrative expenses	10,110	12,038

	173,601	143,772

NET INCOME (LOSS)	$(589,997)	$(495,240)

Net income (loss) allocated to assignees	$(584,097)	$(490,288)

Net income (loss) allocated to general partner	$(5,900)	$(4,952)

Net income (loss) per BAC	$(.15)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2009	2008

Income
Interest income	$136	$2,958
Other income	-	3,000

	136	5,958

Share of income (loss) from Operating Partnerships (Note D)	(122,079)	(145,185)

Expenses
Professional fees	1,678	4,173
Fund management fee (Note C)	58,508	60,382
Amortization	23,794	25,973
General and administrative expenses	8,102	10,586

	92,082	101,114

NET INCOME (LOSS)	$(214,025)	$(240,341)

Net income (loss) allocated to assignees	$(211,885)	$(237,938)

Net income (loss) allocated to general partner	$(2,140)	$(2,403)

Net income (loss) per BAC	$(.07)	$(.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$24,580	$130,220
Other income	366,573	1,103,929

	391,153	1,234,149

Share of income (loss) from Operating Partnerships (Note D)	(7,665,895)	(13,773,552)

Expenses
Professional fees	688,812	793,976
Fund management fee (Note C)	4,344,461	4,574,655
Amortization	1,856,518	1,207,685
General and administrative expenses	555,561	626,373

	7,445,352	7,202,689

NET INCOME (LOSS)	$(14,720,094)	$(19,742,092)

Net income (loss) allocated to assignees	$(14,572,889)	$(19,544,669)

Net income (loss) allocated to general partner	$(147,205)	$(197,423)

Net income (loss) per BAC	$(.17)	$(.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2009	2008

Income
Interest income	$1,663	$3,496
Other income	76,958	57,972

	78,621	61,468

Share of income (loss) from Operating Partnerships (Note D)	-	(194,088)

Expenses
Professional fees	30,283	30,009
Fund management fee (Note C)	217,084	215,953
Amortization	-	2,679
General and administrative expenses	23,150	24,391

	270,517	273,032

NET INCOME (LOSS)	$(191,896)	$(405,652)

Net income (loss) allocated to assignees	$(189,977)	$(401,595)

Net income (loss) allocated to general partner	$(1,919)	$(4,057)

Net income (loss) per BAC	$(.05)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2009	2008

Income
Interest income	$233	$74
Other income	5,056	1,489

	5,289	1,563

Share of income (loss) from Operating Partnerships (Note D)	620,200	(58,514)

Expenses
Professional fees	17,613	21,005
Fund management fee (Note C)	46,249	128,556
Amortization	-	1,465
General and administrative expenses	14,133	15,719

	77,995	166,745

NET INCOME (LOSS)	$547,494	$(223,696)

Net income (loss) allocated to assignees	$542,019	$(221,459)

Net income (loss) allocated to general partner	$5,475	$(2,237)

Net income (loss) per BAC	$.29	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2009	2008

Income
Interest income	$49	$229
Other income	9,940	16,476

	9,989	16,705

Share of income (loss) from Operating Partnerships (Note D)	-	(25,509)

Expenses
Professional fees	28,514	32,892
Fund management fee (Note C)	179,367	176,715
Amortization	-	4,605
General and administrative expenses	18,828	20,306

	226,709	234,518

NET INCOME (LOSS)	$(216,720)	$(243,322)

Net income (loss) allocated to assignees	$(214,553)	$(240,889)

Net income (loss) allocated to general partner	$(2,167)	$(2,433)

Net income (loss) per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2009	2008

Income
Interest income	$95	$429
Other income	801	801

	896	1,230

Share of income (loss) from Operating Partnerships (Note D)	-	(17,602)

Expenses
Professional fees	24,321	28,291
Fund management fee (Note C)	164,884	156,884
Amortization	-	6,848
General and administrative expenses	20,043	22,613

	209,248	214,636

NET INCOME (LOSS)	$(208,352)	$(231,008)

Net income (loss) allocated to assignees	$(206,268)	$(228,698)

Net income (loss) allocated to general partner	$(2,084)	$(2,310)

Net income (loss) per BAC	$(.06)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2009	2008

Income
Interest income	$76	$1,335
Other income	58,407	34,107

	58,483	35,442

Share of income (loss) from Operating Partnerships (Note D)	78,849	(48,065)

Expenses
Professional fees	30,905	28,497
Fund management fee (Note C)	116,054	145,231
Amortization	-	7,653
General and administrative expenses	16,089	17,663

	163,048	199,044

NET INCOME (LOSS)	$(25,716)	$(211,667)

Net income (loss) allocated to assignees	$(25,459)	$(209,550)

Net income (loss) allocated to general partner	$(257)	$(2,117)

Net income (loss) per BAC	$(.01)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2009	2008

Income
Interest income	$2,255	$4,407
Other income	102,726	54,696

	104,981	59,103

Share of income (loss) from Operating Partnerships (Note D)	29,375	(150,050)

Expenses
Professional fees	27,309	42,854
Fund management fee (Note C)	111,654	155,795
Amortization	8,571	11,414
General and administrative expenses	18,877	24,419

	166,411	234,482

NET INCOME (LOSS)	$(32,055)	$(325,429)

Net income (loss) allocated to assignees	$(31,734)	$(322,175)

Net income (loss) allocated to general partner	$(321)	$(3,254)

Net income (loss) per BAC	$(.01)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2009	2008

Income
Interest income	$665	$17,837
Other income	34,701	825,082

	35,366	842,919

Share of income (loss) from Operating Partnerships (Note D)	322,081	(270,736)

Expenses
Professional fees	42,929	47,729
Fund management fee (Note C)	235,820	275,976
Amortization	25,743	12,678
General and administrative expenses	24,922	26,386

	329,414	362,769

NET INCOME (LOSS)	$28,033	$209,414

Net income (loss) allocated to assignees	$27,753	$207,320

Net income (loss) allocated to general partner	$280	$2,094

Net income (loss) per BAC	$.01	$.05

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2009	2008

Income
Interest income	$75	$950
Other income	165	703

	240	1,653

Share of income (loss) from Operating Partnerships (Note D)	427,746	(206,973)

Expenses
Professional fees	21,612	25,810
Fund management fee (Note C)	114,463	197,069
Amortization	51,369	11,741
General and administrative expenses	15,709	17,479

	203,153	252,099

NET INCOME (LOSS)	$224,833	$(457,419)

Net income (loss) allocated to assignees	$222,585	$(452,845)

Net income (loss) allocated to general partner	$2,248	$(4,574)

Net income (loss) per BAC	$.09	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2009	2008

Income
Interest income	$1,688	$2,157
Other income	7,741	4,492

	9,429	6,649

Share of income (loss) from Operating Partnerships (Note D)	(516,052)	(816,251)

Expenses
Professional fees	29,355	35,619
Fund management fee (Note C)	195,720	190,765
Amortization	-	2,475
General and administrative expenses	23,065	25,015

	248,140	253,874

NET INCOME (LOSS)	$(754,763)	$(1,063,476)

Net income (loss) allocated to assignees	$(747,215)	$(1,052,841)

Net income (loss) allocated to general partner	$(7,548)	$(10,635)

Net income (loss) per BAC	$(.19)	$(.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2009	2008

Income
Interest income	$107	$2,537
Other income	5,241	35,455

	5,348	37,992

Share of income (loss) from Operating Partnerships (Note D)	(213,771)	(926,261)

Expenses
Professional fees	34,919	37,906
Fund management fee (Note C)	198,091	222,735
Amortization	21,711	2,484
General and administrative expenses	23,724	25,731

	278,445	288,856

NET INCOME (LOSS)	$(486,868)	$(1,177,125)

Net income (loss) allocated to assignees	$(481,999)	$(1,165,354)

Net income (loss) allocated to general partner	$(4,869)	$(11,771)

Net income (loss) per BAC	$(.12)	$(.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2009	2008

Income
Interest income	$2,941	$3,963
Other income	555	-

	3,496	3,963

Share of income (loss) from Operating Partnerships (Note D)	(158,890)	(404,235)

Expenses
Professional fees	24,529	29,559
Fund management fee (Note C)	130,753	116,003
Amortization	78,255	15,929
General and administrative expenses	17,819	19,319

	251,356	180,810

NET INCOME (LOSS)	$(406,750)	$(581,082)

Net income (loss) allocated to assignees	$(402,682)	$(575,271)

Net income (loss) allocated to general partner	$(4,068)	$(5,811)

Net income (loss) per BAC	$(.15)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2009	2008

Income
Interest income	$1,495	$2,252
Other income	5,923	5,609

	7,418	7,861

Share of income (loss) from Operating Partnerships (Note D)	(479,918)	(723,781)

Expenses
Professional fees	33,355	41,134
Fund management fee (Note C)	258,055	242,764
Amortization	-	-
General and administrative expenses	25,121	26,737

	316,531	310,635

NET INCOME (LOSS)	$(789,031)	$(1,026,555)

Net income (loss) allocated to assignees	$(781,141)	$(1,016,289)

Net income (loss) allocated to general partner	$(7,890)	$(10,266)

Net income (loss) per BAC	$(.18)	$(.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2009	2008

Income
Interest income	$2,318	$6,180
Other income	26,648	5,250

	28,966	11,430

Share of income (loss) from Operating Partnerships (Note D)	(580,035)	(1,169,863)

Expenses
Professional fees	24,540	35,973
Fund management fee (Note C)	169,452	228,103
Amortization	98,292	27,542
General and administrative expenses	23,831	28,056

	316,115	319,674

NET INCOME (LOSS)	$(867,184)	$(1,478,107)

Net income (loss) allocated to assignees	$(858,512)	$(1,463,326)

Net income (loss) allocated to general partner	$(8,672)	$(14,781)

Net income (loss) per BAC	$(.18)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2009	2008

Income
Interest income	$729	$921
Other income	-	3,300

	729	4,221

Share of income (loss) from Operating Partnerships (Note D)	(213,833)	(301,929)

Expenses
Professional fees	17,694	16,953
Fund management fee (Note C)	109,086	125,004
Amortization	8,985	20,458
General and administrative expenses	16,432	18,575

	152,197	180,990

NET INCOME (LOSS)	$(365,301)	$(478,698)

Net income (loss) allocated to assignees	$(361,648)	$(473,911)

Net income (loss) allocated to general partner	$(3,653)	$(4,787)

Net income (loss) per BAC	$(.14)	$(.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2009	2008

Income
Interest income	$25	$118
Other income	-	3,600

	25	3,718

Share of income (loss) from Operating Partnerships (Note D)	(210,371)	(840,775)

Expenses
Professional fees	21,446	25,302
Fund management fee (Note C)	212,670	202,292
Amortization	288,330	32,953
General and administrative expenses	19,785	22,067

	542,231	282,614

NET INCOME (LOSS)	$(752,577)	$(1,119,671)

Net income (loss) allocated to assignees	$(745,051)	$(1,108,474)

Net income (loss) allocated to general partner	$(7,526)	$(11,197)

Net income (loss) per BAC	$(.21)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2009	2008

Income
Interest income	$115	$529
Other income	-	3,000

	115	3,529

Share of income (loss) from Operating Partnerships (Note D)	(444,748)	(620,284)

Expenses
Professional fees	19,010	14,364
Fund management fee (Note C)	154,311	138,770
Amortization	54,216	96,926
General and administrative expenses	19,249	21,672

	246,786	271,732

NET INCOME (LOSS)	$(691,419)	$(888,487)

Net income (loss) allocated to assignees	$(684,505)	$(879,602)

Net income (loss) allocated to general partner	$(6,914)	$(8,885)

Net income (loss) per BAC	$(.21)	$(.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2009	2008

Income
Interest income	$92	$1,112
Other income	1,550	1,050

	1,642	2,162

Share of income (loss) from Operating Partnerships (Note D)	(327,695)	(348,537)

Expenses
Professional fees	18,459	19,212
Fund management fee (Note C)	100,733	83,418
Amortization	22,380	66,347
General and administrative expenses	15,031	17,000

	156,603	185,977

NET INCOME (LOSS)	$(482,656)	$(532,352)

Net income (loss) allocated to assignees	$(477,829)	$(527,028)

Net income (loss) allocated to general partner	$(4,827)	$(5,324)

Net income (loss) per BAC	$(.23)	$(.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2009	2008

Income
Interest income	$2,311	$5,993
Other income	-	1,650

	2,311	7,643

Share of income (loss) from Operating Partnerships (Note D)	(453,536)	(892,132)

Expenses
Professional fees	15,416	17,126
Fund management fee (Note C)	131,717	143,148
Amortization	88,686	71,115
General and administrative expenses	18,967	22,358

	254,786	253,747

NET INCOME (LOSS)	$(706,011)	$(1,138,236)

Net income (loss) allocated to assignees	$(698,951)	$(1,126,854)

Net income (loss) allocated to general partner	$(7,060)	$(11,382)

Net income (loss) per BAC	$(.28)	$(.45)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2009	2008

Income
Interest income	$472	$2,908
Other income	-	2,700

	472	5,608

Share of income (loss) from Operating Partnerships (Note D)	(456,813)	(344,461)

Expenses
Professional fees	17,970	19,632
Fund management fee (Note C)	98,364	113,627
Amortization	19,665	74,184
General and administrative expenses	19,756	23,188

	155,755	230,631

NET INCOME (LOSS)	$(612,096)	$(569,484)

Net income (loss) allocated to assignees	$(605,975)	$(563,789)

Net income (loss) allocated to general partner	$(6,121)	$(5,695)

Net income (loss) per BAC	$(.24)	$(.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2009	2008

Income
Interest income	$579	$4,075
Other income	-	1,650

	579	5,725

Share of income (loss) from Operating Partnerships (Note D)	(495,882)	(481,663)

Expenses
Professional fees	17,068	22,324
Fund management fee (Note C)	92,400	66,736
Amortization	16,554	67,743
General and administrative expenses	18,290	21,443

	144,312	178,246

NET INCOME (LOSS)	$(639,615)	$(654,184)

Net income (loss) allocated to assignees	$(633,219)	$(647,642)

Net income (loss) allocated to general partner	$(6,396)	$(6,542)

Net income (loss) per BAC	$(.28)	$(.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2009	2008

Income
Interest income	$90	$417
Other income	-	2,550

	90	2,967

Share of income (loss) from Operating Partnerships (Note D)	(585,206)	(559,671)

Expenses
Professional fees	22,855	28,265
Fund management fee (Note C)	143,032	140,472
Amortization	39,777	85,297
General and administrative expenses	20,195	22,811

	225,859	276,845

NET INCOME (LOSS)	$(810,975)	$(833,549)

Net income (loss) allocated to assignees	$(802,865)	$(825,214)

Net income (loss) allocated to general partner	$(8,110)	$(8,335)

Net income (loss) per BAC	$(.31)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2009	2008

Income
Interest income	$69	$303
Other income	29,378	31,485

	29,447	31,788

Share of income (loss) from Operating Partnerships (Note D)	(473,171)	(596,254)

Expenses
Professional fees	26,884	31,482
Fund management fee (Note C)	155,711	162,018
Amortization	212,073	100,446
General and administrative expenses	23,072	25,684

	417,740	319,630

NET INCOME (LOSS)	$(861,464)	$(884,096)

Net income (loss) allocated to assignees	$(852,849)	$(875,255)

Net income (loss) allocated to general partner	$(8,615)	$(8,841)

Net income (loss) per BAC	$(.29)	$(.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2009	2008

Income
Interest income	$988	$11,330
Other income	783	2,562

	1,771	13,892

Share of income (loss) from Operating Partnerships (Note D)	(739,823)	(572,931)

Expenses
Professional fees	28,221	39,899
Fund management fee (Note C)	166,308	175,591
Amortization	96,549	87,850
General and administrative expenses	23,359	26,125

	314,437	329,465

NET INCOME (LOSS)	$(1,052,489)	$(888,504)

Net income (loss) allocated to assignees	$(1,041,964)	$(879,619)

Net income (loss) allocated to general partner	$(10,525)	$(8,885)

Net income (loss) per BAC	$(.38)	$(.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2009	2008

Income
Interest income	$772	$6,482
Other income	-	1,200

	772	7,682

Share of income (loss) from Operating Partnerships (Note D)	(566,949)	(725,150)

Expenses
Professional fees	30,200	33,430
Fund management fee (Note C)	222,095	220,824
Amortization	217,303	125,512
General and administrative expenses	25,179	29,725

	494,777	409,491

NET INCOME (LOSS)	$(1,060,954)	$(1,126,959)

Net income (loss) allocated to assignees	$(1,050,344)	$(1,115,689)

Net income (loss) allocated to general partner	$(10,610)	$(11,270)

Net income (loss) per BAC	$(.29)	$(.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2009	2008

Income
Interest income	$2,001	$19,045
Other income	-	1,650

	2,001	20,695

Share of income (loss) from Operating Partnerships (Note D)	(713,287)	(763,786)

Expenses
Professional fees	17,716	20,607
Fund management fee (Note C)	182,940	141,081
Amortization	220,600	84,760
General and administrative expenses	20,914	24,066

	442,170	270,514

NET INCOME (LOSS)	$(1,153,456)	$(1,013,605)

Net income (loss) allocated to assignees	$(1,141,921)	$(1,003,469)

Net income (loss) allocated to general partner	$(11,535)	$(10,136)

Net income (loss) per BAC	$(.42)	$(.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2009	2008

Income
Interest income	$1,570	$19,258
Other income	-	2,400

	1,570	21,658

Share of income (loss) from Operating Partnerships (Note D)	(1,080,814)	(1,178,280)

Expenses
Professional fees	41,714	41,225
Fund management fee (Note C)	254,909	244,341
Amortization	216,078	108,663
General and administrative expenses	27,682	31,523

	540,383	425,752

NET INCOME (LOSS)	$(1,619,627)	$(1,582,374)

Net income (loss) allocated to assignees	$(1,603,431)	$(1,566,550)

Net income (loss) allocated to general partner	$(16,196)	$(15,824)

Net income (loss) per BAC	$(.40)	$(.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2009	2008

Income
Interest income	$1,107	$11,883
Other income	-	3,000

	1,107	14,883

Share of income (loss) from Operating Partnerships (Note D)	(433,352)	(535,771)

Expenses
Professional fees	23,975	26,877
Fund management fee (Note C)	182,539	164,784
Amortization	71,381	77,918
General and administrative expenses	22,339	26,302

	300,234	295,881

NET INCOME (LOSS)	$(732,479)	$(816,769)

Net income (loss) allocated to assignees	$(725,154)	$(808,601)

Net income (loss) allocated to general partner	$(7,325)	$(8,168)

Net income (loss) per BAC	$(.24)	$(.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$97,352,756	$(6,255,246)	$91,097,510

Net income (loss)	(14,572,889)	(147,205)	(14,720,094)

Partners' capital (deficit), December 31, 2009	$82,779,867	$(6,402,451)	$76,377,416

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2009	$(2,632,703)	$(337,958)	$(2,970,661)

Net income (loss)	(189,977)	(1,919)	(191,896)

Partners' capital (deficit), December 31, 2009	$(2,822,680)	$(339,877)	$(3,162,557)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2009	$(1,592,512)	$(179,673)	$(1,772,185)

Net income (loss)	542,019	5,475	547,494

Partners' capital (deficit), December 31, 2009	$(1,050,493)	$(174,198)	$(1,224,691)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2009	$(2,761,964)	$(249,194)	$(3,011,158)

Net income (loss)	(214,553)	(2,167)	(216,720)

Partners' capital (deficit), December 31, 2009	$(2,976,517)	$(251,361)	$(3,227,878)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2009	$(2,218,498)	$(310,133)	$(2,528,631)

Net income (loss)	(206,268)	(2,084)	(208,352)

Partners' capital (deficit), December 31, 2009	$(2,424,766)	$(312,217)	$(2,736,983)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2009	$(2,090,958)	$(208,290)	$(2,299,248)

Net income (loss)	(25,459)	(257)	(25,716)

Partners' capital (deficit), December 31, 2009	$(2,116,417)	$(208,547)	$(2,324,964)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2009	$(1,732,532)	$(277,545)	$(2,010,077)

Net income (loss)	(31,734)	(321)	(32,055)

Partners' capital (deficit), December 31, 2009	$(1,764,266)	$(277,866)	$(2,042,132)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2009	$(977,021)	$(353,559)	$(1,330,580)

Net income (loss)	27,753	280	28,033

Partners' capital (deficit), December 31, 2009	$(949,268)	$(353,279)	$(1,302,547)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2009	$266,174	$(205,844)	$60,330

Net income (loss)	222,585	2,248	224,833

Partners' capital (deficit), December 31, 2009	$488,759	$(203,596)	$285,163

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2009	$445,603	$(342,719)	$102,884

Net income (loss)	(747,215)	(7,548)	(754,763)

Partners' capital (deficit), December 31, 2009	$(301,612)	$(350,267)	$(651,879)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PRTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2009	$(1,084,161)	$(353,019)	$(1,437,180)

Net income (loss)	(481,999)	(4,869)	(486,868)

Partners' capital (deficit), December 31, 2009	$(1,566,160)	$(357,888)	$(1,924,048)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2009	$763,884	$(221,634)	$542,250

Net income (loss)	(402,682)	(4,068)	(406,750)

Partners' capital (deficit), December 31, 2009	$361,202	$(225,702)	$135,500

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2009	$(442,447)	$(387,559)	$(830,006)

Net income (loss)	(781,141)	(7,890)	(789,031)

Partners' capital (deficit), December 31, 2009	$(1,223,588)	$(395,449)	$(1,619,037)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2009	$1,720,324	$(393,089)	$1,327,235

Net income (loss)	(858,512)	(8,672)	(867,184)

Partners' capital (deficit), December 31, 2009	$861,812	$(401,761)	$460,051

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2009	$833,496	$(219,642)	$613,854

Net income (loss)	(361,648)	(3,653)	(365,301)

Partners' capital (deficit), December 31, 2009	$471,848	$(223,295)	$248,553

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2009	$684,035	$(296,516)	$387,519

Net income (loss)	(745,051)	(7,526)	(752,577)

Partners' capital (deficit), December 31, 2009	$(61,016)	$(304,042)	$(365,058)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2009	$5,127,834	$(233,077)	$4,894,757

Net income (loss)	(684,505)	(6,914)	(691,419)

Partners' capital (deficit), December 31, 2009	$4,443,329	$(239,991)	$4,203,338

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2009	$2,676,938	$(153,428)	$2,523,510

Net income (loss)	(477,829)	(4,827)	(482,656)

Partners' capital (deficit), December 31, 2009	$2,199,109	$(158,255)	$2,040,854

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2009	$3,461,812	$(182,773)	$3,279,039

Net income (loss)	(698,951)	(7,060)	(706,011)

Partners' capital (deficit), December 31, 2009	$2,762,861	$(189,833)	$2,573,028

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2009	$5,660,862	$(163,309)	$5,497,553

Net income (loss)	(605,975)	(6,121)	(612,096)

Partners' capital (deficit), December 31, 2009	$5,054,887	$(169,430)	$4,885,457

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2009	$5,570,172	$(142,161)	$5,428,011

Net income (loss)	(633,219)	(6,396)	(639,615)

Partners' capital (deficit), December 31, 2009	$4,936,953	$(148,557)	$4,788,396

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2009	$6,019,493	$(166,412)	$5,853,081

Net income (loss)	(802,865)	(8,110)	(810,975)

Partners' capital (deficit), December 31, 2009	$5,216,628	$(174,522)	$5,042,106

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2009	$5,720,221	$(193,906)	$5,526,315

Net income (loss)	(852,849)	(8,615)	(861,464)

Partners' capital (deficit), December 31, 2009	$4,867,372	$(202,521)	$4,664,851

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2009	$7,899,543	$(163,579)	$7,735,964

Net income (loss)	(1,041,964)	(10,525)	(1,052,489)

Partners' capital (deficit), December 31, 2009	$6,857,579	$(174,104)	$6,683,475

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2009	$13,062,697	$(192,823)	$12,869,874

Net income (loss)	(1,050,344)	(10,610)	(1,060,954)

Partners' capital (deficit), December 31, 2009	$12,012,353	$(203,433)	$11,808,920

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2009	$12,774,229	$(110,815)	$12,663,414

Net income (loss)	(1,141,921)	(11,535)	(1,153,456)

Partners' capital (deficit), December 31, 2009	$11,632,308	$(122,350)	$11,509,958

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2009	$22,127,060	$(133,729)	$21,993,331

Net income (loss)	(1,603,431)	(16,196)	(1,619,627)

Partners' capital (deficit), December 31, 2009	$20,523,629	$(149,925)	$20,373,704

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2009	$18,071,175	$(82,860)	$17,988,315

Net income (loss)	(725,154)	(7,325)	(732,479)

Partners' capital (deficit), December 31, 2009	$17,346,021	$(90,185)	$17,255,836

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(14,720,094)	$(19,742,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	1,856,518	1,207,685
Distributions from Operating Partnerships	344,942	689,074
Share of (Income) Loss from Operating Partnerships	7,665,895	13,773,552
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(8,073)
Decrease (Increase) in other assets	251,538	(224,205)
(Decrease) Increase in accounts payable affiliates	3,232,090	3,990,785

Net cash (used in) provided by operating activities	(1,369,111)	(313,274)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(100,108)
Proceeds from sale of operating Limited Partnerships	835,763	-

Net cash (used in) provided by investing activities	835,763	(100,108)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(533,348)	(413,382)

Cash and cash equivalents, beginning	6,181,988	6,849,444

Cash and cash equivalents, ending	$5,648,640	$6,436,062

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$250,000	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$41,331	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$16,888	$61,983

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(191,896)	$(405,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	2,679
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	194,088
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	9,619
Decrease (Increase) in other assets	(40,624)	-
(Decrease) Increase in accounts payable affiliates	203,314	203,314

Net cash (used in) provided by operating activities	(29,206)	4,048

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,206)	4,048

Cash and cash equivalents, beginning	174,531	168,406

Cash and cash equivalents, ending	$145,325	$172,454

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2009	2008

Cash flows from operating activities:
Net income (loss)	$547,494	$(223,696)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	1,465
Distributions from Operating Partnerships	1	-
Share of (Income) Loss from Operating Partnerships	(620,200)	58,514
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	88,577	-
(Decrease) Increase in accounts payable affiliates	(491,545)	161,098

Net cash (used in) provided by operating activities	(475,673)	(3,000)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	718,078	-

Net cash (used in) provided by investing activities	718,078	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	242,405	(3,000)

Cash and cash equivalents, beginning	15,500	6,279

Cash and cash equivalents, ending	$257,905	$3,279

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(216,720)	$(243,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	4,605
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	25,509
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(2,500)	-
(Decrease) Increase in accounts payable affiliates	202,557	204,560

Net cash (used in) provided by operating activities	(16,663)	(9,029)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,663)	(9,029)

Cash and cash equivalents, beginning	77,660	81,744

Cash and cash equivalents, ending	$60,997	$72,715

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(208,352)	$(231,008)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	6,848
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	17,602
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	192,044	194,098

Net cash (used in) provided by operating activities	(16,308)	(12,841)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,308)	(12,841)

Cash and cash equivalents, beginning	34,902	40,491

Cash and cash equivalents, ending	$18,594	$27,650

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(25,716)	$(211,667)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	7,653
Distributions from Operating Partnerships	-	16,763
Share of (Income) Loss from Operating Partnerships	(78,849)	48,065
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	78,450	120,802

Net cash (used in) provided by operating activities	(26,115)	(18,765)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	78,849	-

Net cash (used in) provided by investing activities	78,849	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,734	(18,765)

Cash and cash equivalents, beginning	119,321	135,973

Cash and cash equivalents, ending	$172,055	$117,208

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(32,055)	$(325,429)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	8,571	11,414
Distributions from Operating Partnerships	-	100,412
Share of (Income) Loss from Operating Partnerships	(29,375)	150,050
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(1,250)	-
(Decrease) Increase in accounts payable affiliates	76,779	154,507

Net cash (used in) provided by operating activities	22,670	90,573

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	38,836	-

Net cash (used in) provided by investing activities	38,836	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,506	90,573

Cash and cash equivalents, beginning	166,596	187,189

Cash and cash equivalents, ending	$228,102	$277,762

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2009	2008

Cash flows from operating activities:

Net income (loss)	$28,033	$209,414
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	25,743	12,678
Distributions from Operating Partnerships	42,405	105,063
Share of (Income) Loss from Operating Partnerships	(322,081)	270,736
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	14,619
Decrease (Increase) in other assets	-	2,876
(Decrease) Increase in accounts payable affiliates	114,412	(223,933)

Net cash (used in) provided by operating activities	(111,488)	391,453

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,488)	391,453

Cash and cash equivalents, beginning	366,614	202,820

Cash and cash equivalents, ending	$255,126	$594,273

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 26

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2009	2008

Cash flows from operating activities:

Net income (loss)	$224,833	$(457,419)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	51,369	11,741
Distributions from Operating Partnerships	58,048	442
Share of (Income) Loss from Operating Partnerships	(427,746)	206,973
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(13,574)	-
(Decrease) Increase in accounts payable affiliates	246,163	248,559

Net cash (used in) provided by operating activities	139,093	9,915

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	139,093	9,915

Cash and cash equivalents, beginning	109,954	87,690

Cash and cash equivalents, ending	$249,047	$97,605

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$41,331	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$16,888	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(754,763)	$(1,063,476)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	2,475
Distributions from Operating Partnerships	49,619	62,554
Share of (Income) Loss from Operating Partnerships	516,052	816,251
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(3,550)	-
(Decrease) Increase in accounts payable affiliates	225,587	175,587

Net cash (used in) provided by operating activities	32,945	(6,990)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,945	(6,990)

Cash and cash equivalents, beginning	192,128	185,940

Cash and cash equivalents, ending	$225,073	$178,950

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(486,868)	$(1,177,125)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	21,711	2,484
Distributions from Operating Partnerships	-	934
Share of (Income) Loss from Operating Partnerships	213,771	926,261
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	248,553	251,841

Net cash (used in) provided by operating activities	(2,833)	4,014

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(35,455)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(35,455)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,833)	(31,441)

Cash and cash equivalents, beginning	137,986	174,993

Cash and cash equivalents, ending	$135,153	$143,552

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(406,750)	$(581,082)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	78,255	15,929
Distributions from Operating Partnerships	29,702	35,131
Share of (Income) Loss from Operating Partnerships	158,890	404,235
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	139,628	114,628

Net cash (used in) provided by operating activities	(275)	(11,540)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(275)	(11,540)

Cash and cash equivalents, beginning	264,094	276,205

Cash and cash equivalents, ending	$263,819	$264,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(789,031)	$(1,026,555)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	-	-
Distributions from Operating Partnerships	476	4,233
Share of (Income) Loss from Operating Partnerships	479,918	723,781
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,357)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	273,114	223,114

Net cash (used in) provided by operating activities	(35,523)	(80,784)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,523)	(80,784)

Cash and cash equivalents, beginning	182,803	258,422

Cash and cash equivalents, ending	$147,280	$177,638

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(867,184)	$(1,478,107)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	98,292	27,542
Distributions from Operating Partnerships	2,984	-
Share of (Income) Loss from Operating Partnerships	580,035	1,169,863
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	(9,962)	-
(Decrease) Increase in accounts payable affiliates	239,045	221,658

Net cash (used in) provided by operating activities	43,210	(59,425)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,210	(59,425)

Cash and cash equivalents, beginning	237,567	306,548

Cash and cash equivalents, ending	$280,777	$247,123

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$125,000	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(365,301)	$(478,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	8,985	20,458
Distributions from Operating Partnerships	7,370	5,555
Share of (Income) Loss from Operating Partnerships	213,833	301,929
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(447)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	135,203	143,562

Net cash (used in) provided by operating activities	90	(7,641)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90	(7,641)

Cash and cash equivalents, beginning	179,652	186,282

Cash and cash equivalents, ending	$179,742	$178,641

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$125,000	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(752,577)	$(1,119,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	288,330	32,953
Distributions from Operating Partnerships	1,539	-
Share of (Income) Loss from Operating Partnerships	210,371	840,775
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	232,099	234,500

Net cash (used in) provided by operating activities	(20,238)	(11,824)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,238)	(11,824)

Cash and cash equivalents, beginning	72,369	66,702

Cash and cash equivalents, ending	$52,131	$54,878

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2009		2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-		$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$	| -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-		$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(691,419)	$(888,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	54,216	96,926
Distributions from Operating Partnerships	6,459	-
Share of (Income) Loss from Operating Partnerships	444,748	620,284
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,198)
Decrease (Increase) in other assets	-	1,370
(Decrease) Increase in accounts payable affiliates	171,270	146,270

	-	-
Net cash (used in) provided by operating activities	(14,726)	(30,835)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,726)	(30,835)

Cash and cash equivalents, beginning	118,051	148,626

Cash and cash equivalents, ending	$103,325	$117,791

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(482,656)	$(532,352)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	22,380	66,347
Distributions from Operating Partnerships	17,516	3,060
Share of (Income) Loss from Operating Partnerships	327,695	348,537
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	1,370
(Decrease) Increase in accounts payable affiliates	130,856	108,059

Net cash (used in) provided by operating activities	15,791	(5,360)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,791	(5,360)

Cash and cash equivalents, beginning	101,615	97,695

Cash and cash equivalents, ending	$117,406	$92,335

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(706,011)	$(1,138,236)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	88,686	71,115
Distributions from Operating Partnerships	45,997	20,790
Share of (Income) Loss from Operating Partnerships	453,536	892,132
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(522)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,648	128,648

Net cash (used in) provided by operating activities	35,856	(26,073)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,856	(26,073)

Cash and cash equivalents, beginning	272,497	305,864

Cash and cash equivalents, ending	$308,353	$279,791

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(612,096)	$(569,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	19,665	74,184
Distributions from Operating Partnerships	31,381	159,676
Share of (Income) Loss from Operating Partnerships	456,813	344,461
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	23,300	98,300

	-	-
Net cash (used in) provided by operating activities	(80,937)	106,756

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,937)	106,756

Cash and cash equivalents, beginning	261,393	133,521

Cash and cash equivalents, ending	$180,456	$240,277

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(639,615)	$(654,184)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	16,554	67,743
Distributions from Operating Partnerships	6,418	98,958
Share of (Income) Loss from Operating Partnerships	495,882	481,663
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	52,600	77,600

Net cash (used in) provided by operating activities	(68,161)	71,399

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,161)	71,399

Cash and cash equivalents, beginning	239,921	158,655

Cash and cash equivalents, ending	$171,760	$230,054

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(810,975)	$(833,549)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	39,777	85,297
Distributions from Operating Partnerships	450	765
Share of (Income) Loss from Operating Partnerships	585,206	559,671
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	164,788	154,950

	-	-
Net cash (used in) provided by operating activities	(20,754)	(33,247)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,754)	(33,247)

Cash and cash equivalents, beginning	127,519	142,164

Cash and cash equivalents, ending	$106,765	$108,917

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$8,592

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(861,464)	$(884,096)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	212,073	100,446
Distributions from Operating Partnerships	5,176	4,892
Share of (Income) Loss from Operating Partnerships	473,171	596,254
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,584)
Decrease (Increase) in other assets	(835)	-
(Decrease) Increase in accounts payable affiliates	200,937	204,139

Net cash (used in) provided by operating activities	29,058	12,051

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,058	12,051

Cash and cash equivalents, beginning	40,375	21,723

Cash and cash equivalents, ending	$69,433	$33,774

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(1,052,489)	$(888,504)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	96,549	87,850
Distributions from Operating Partnerships	150	417
Share of (Income) Loss from Operating Partnerships	739,823	572,931
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	117,628	(117,628)
(Decrease) Increase in accounts payable affiliates	88,606	64,242

Net cash (used in) provided by operating activities	(9,733)	(281,073)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(4,211)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(4,211)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,733)	(285,284)

Cash and cash equivalents, beginning	359,855	649,411

Cash and cash equivalents, ending	$350,122	$364,127

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(1,060,954)	$(1,126,959)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	217,303	125,512
Distributions from Operating Partnerships	1,863	53,091
Share of (Income) Loss from Operating Partnerships	566,949	725,150
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	117,628	(117,628)
(Decrease) Increase in accounts payable affiliates	205,085	180,085

Net cash (used in) provided by operating activities	47,874	(161,130)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(2,268)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(2,268)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,874	(163,398)

Cash and cash equivalents, beginning	185,952	343,255

Cash and cash equivalents, ending	$233,826	$179,857

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(1,153,456)	$(1,013,605)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	220,600	84,760
Distributions from Operating Partnerships	4,131	7,116
Share of (Income) Loss from Operating Partnerships	713,287	763,786
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	13,528	163,528

Net cash (used in) provided by operating activities	(201,910)	5,204

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(58,174)
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	(58,174)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(201,910)	(52,970)

Cash and cash equivalents, beginning	791,833	864,250

Cash and cash equivalents, ending	$589,923	$811,280

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$53,391

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(1,619,627)	$(1,582,374)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	216,078	108,663
Distributions from Operating Partnerships	30,537	8,554
Share of (Income) Loss from Operating Partnerships	1,080,814	1,178,280
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(678)
Decrease (Increase) in other assets	-	5,435
(Decrease) Increase in accounts payable affiliates	(75,077)	124,923

Net cash (used in) provided by operating activities	(367,275)	(157,197)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(367,275)	(157,197)

Cash and cash equivalents, beginning	871,105	1,030,160

Cash and cash equivalents, ending	$503,830	$872,963

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2009	2008

Cash flows from operating activities:

Net income (loss)	$(732,479)	$(816,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	71,381	77,918
Distributions from Operating Partnerships	2,720	668
Share of (Income) Loss from Operating Partnerships	433,352	535,771
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,667)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(12,854)	112,146

Net cash (used in) provided by operating activities	(237,880)	(91,933)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(237,880)	(91,933)

Cash and cash equivalents, beginning	480,195	588,436

Cash and cash equivalents, ending	$242,315	$496,503

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2009	2008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for tax credits not generated by the operating limited partnerships.	$-	$-

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation to operating limited partnerships for tax credits not generated by the operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
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
December 31, 2009
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2009 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2009, an impairment of $16,813,106 was recorded and the lives of the remaining acquisition costs were reassessed and determined to be in the range of 2 - 8 years.

Accumulated amortization of acquisition costs by Series as of December 31, 2009 and 2008 are as follows:

	2009	2008
Series 20	$ -	$ 34,828
Series 21	-	19,050
Series 22	-	59,864
Series 23	-	84,698
Series 24	-	99,493
Series 25	8,571	99,920
Series 26	25,743	167,052
Series 27	198,512	145,731
Series 28	-	32,176
Series 29	54,683	32,145
Series 30	78,255	206,940
Series 32	98,292	295,087
Series 33	8,985	265,051
Series 34	716,286	420,936
Series 35	54,216	1,194,220
Series 36	22,380	815,529
Series 37	88,686	784,096
Series 38	19,665	695,263
Series 39	16,554	614,453
Series 40	39,777	609,762
Series 41	212,073	778,738
Series 42	96,549	649,746
Series 43	203,880	842,527
Series 44	744,973	507,455
Series 45	216,078	589,184
Series 46	59,946	418,116
	$2,964,104	$10,462,060

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2009 and 2008, are as follows:
	2009	2008
Series 20	$ 84,438	$ 84,438
Series 21	35,034	45,093
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	48,366	56,934
Series 25	57,771	68,169
Series 26	102,861	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	82,851	82,851
Series 30	46,542	46,542
Series 31	91,038	91,038
Series 32	78,060	81,686
Series 33	39,843	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	61,708	61,708
Series 42	62,445	63,081
Series 43	76,695	76,695
Series 44	71,176	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,725,953	$1,768,716

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2009 and 2008 are as follows:
	2009	2008
Series 20	$ 50,000	$ 50,000
Series 21	600,000	-
Series 24	75,000	50,000
Series 25	100,000	50,000
Series 26	200,000	550,000
Series 28	25,000	75,000
Series 30	-	25,000
Series 31	-	50,000
Series 32	-	25,000
Series 35	-	25,000
Series 36	-	25,000
Series 37	-	25,000
Series 38	100,000	25,000
Series 39	50,000	25,000
Series 42	100,000	125,000
Series 43	25,000	50,000
Series 44	200,000	50,000
Series 45	350,000	150,000
Series 46	200,000	75,000
	$2,075,000	$1,450,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2009 and 2008 the Fund has limited partnership interests in 502 and 510 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2009 and 2008 are as follows:
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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 42	22	23
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	502	510

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2009 and 2008 are as follows:
	2009	2008
Series 21	$ -	$ 236,479
Series 22	9,352	9,352
Series 24	9,999	9,999
Series 25	10,001	61,733
Series 26	14,490	29,490
Series 27	22,861	39,749
Series 28	40,968	40,968
Series 29	10,197	10,328
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	298,561
Series 33	69,154	194,154
Series 34	-	8,244
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	452,937	452,937
Series 43	307,738	307,738
Series 44	590,561	590,561
Series 45	16,724	16,724
Series 46	20,138	20,138
	$2,081,011	$2,659,485

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2009 the Fund disposed of eight Operating Partnerships. A summary of the dispositions by Series for December 31, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 21	1	-	$718,078	$620,200
Series 24	1	1	78,849	78,849
Series 25	2	-	38,836	38,836
Series 26	2	-	-	-
Series 42	-	1	-	-

Total	6	2	$835,763	$737,885

During the nine months ended December 31, 2008 the Fund did not dispose of any Operating Partnerships.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2009.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)
	2009	2008

Revenues
Rental	$ 122,718,861	$ 123,989,661
Interest and other	4,906,661	5,835,626
	127,625,522	129,825,287

Expenses
Interest	29,208,566	31,943,885
Depreciation and amortization	37,202,720	38,778,211
Operating expenses	79,990,362	78,108,721
	146,401,648	148,830,817

NET INCOME (LOSS)	$(18,776,126)	$(19,005,530)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(18,588,362)	$(18,815,477)

Net income (loss) allocated to other Partners	$ (187,764)	$ (190,053)

* Amounts include $10,184,582 and $5,161,395 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 20

	2009	2008
Revenues
Rental	$ 7,245,295	$ 7,158,539
Interest and other	412,330	749,109
	7,657,625	7,907,648

Expenses
Interest	1,863,937	1,878,467
Depreciation and amortization	1,777,756	1,836,238
Operating expenses	4,798,484	4,604,124
	8,440,177	8,318,829

NET INCOME (LOSS)	$ (782,552)	$ (411,181)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (774,726)	$ (407,069)

Net income (loss) allocated to other Partners	$ (7,826)	$ (4,112)

* Amounts include $774,726 and $212,981 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 21

	2009	2008
Revenues
Rental	$ 2,567,011	$ 3,173,605
Interest and other	65,417	101,445
	2,632,428	3,275,050

Expenses
Interest	733,091	922,230
Depreciation and amortization	585,303	657,396
Operating expenses	1,557,778	1,972,110
	2,876,172	3,551,736

NET INCOME (LOSS)	$ (243,744)	$ (276,686)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (241,307)	$ (273,919)

Net income (loss) allocated to other Partners	$ (2,437)	$ (2,767)

* Amounts include $241,307 and $215,405 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in re years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 22
	2009	2008
Revenues
Rental	$ 4,401,225	$ 4,393,041
Interest and other	273,441	263,591
	4,674,666	4,656,632

Expenses
Interest	887,479	941,834
Depreciation and amortization	1,316,711	1,353,233
Operating expenses	3,352,963	3,261,315
	5,557,153	5,556,382

NET INCOME (LOSS)	$ (882,487)	$ (899,750)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (873,662)	$ (890,753)

Net income (loss) allocated to other Partners	$ (8,825)	$ (8,997)

* Amounts include $873,662 and $865,244 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 23
	2009	2008
Revenues
Rental	$ 4,906,710	$ 4,963,065
Interest and other	264,719	240,855
	5,171,429	5,203,920

Expenses
Interest	1,194,048	1,191,282
Depreciation and amortization	1,212,490	1,327,098
Operating expenses	3,573,784	3,484,922
	5,980,322	6,003,302

NET INCOME (LOSS)	$ (808,893)	$ (799,382)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (800,803)	$ (791,387)

Net income (loss) allocated to other Partners	$ (8,090)	$ (7,995)

* Amounts include $800,803 and $773,785 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 24
	2009	2008
Revenues
Rental	$ 3,838,032	$ 4,082,456
Interest and other	72,930	87,193
	3,910,962	4,169,649

Expenses
Interest	905,154	1,013,951
Depreciation and amortization	1,219,446	1,186,087
Operating expenses	2,521,460	2,745,077
	4,646,060	4,945,115

NET INCOME (LOSS)	$ (735,098)	$ (775,466)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (727,747)	$ (767,711)

Net income (loss) allocated to other Partners	$ (7,351)	$ (7,755)

* Amounts include $727,747 and $719,646 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 25
	2009	2008
Revenues
Rental	$ 6,993,477	$ 6,957,713
Interest and other	93,145	210,899
	7,086,622	7,168,612

Expenses
Interest	1,415,314	1,667,551
Depreciation and amortization	1,624,452	1,527,307
Operating expenses	4,521,814	4,751,736
	7,561,580	7,946,594

NET INCOME (LOSS)	$ (474,958)	$ (777,982)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (470,208)	$ (770,202)

Net income (loss) allocated to other Partners	$ (4,750)	$ (7,780)

* Amounts include $460,747 and $620,152 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 26
	2009	2008
Revenues
Rental	$ 8,226,830	$ 8,358,154
Interest and other	304,754	338,328
	8,531,584	8,696,482

Expenses
Interest	1,593,025	1,637,544
Depreciation and amortization	1,971,425	2,243,392
Operating expenses	5,368,805	5,399,581
	8,933,255	9,280,517

NET INCOME (LOSS)	$ (401,671)	$ (584,035)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (397,654)	$ (578,195)

Net income (loss) allocated to other Partners	$ (4,017)	$ (5,840)

* Amounts include $719,735 and $307,459 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 27
	2009	2008
Revenues
Rental	$6,110,451	$5,926,321
Interest and other	95,346	108,479
	6,205,797	6,034,800

Expenses
Interest	1,576,681	1,975,892
Depreciation and amortization	1,283,967	1,312,412
Operating expenses	3,032,210	2,955,913
	5,892,858	6,244,217

NET INCOME (LOSS)	$ 312,939	$ (209,417)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 309,810	$ (207,323)

Net income (loss) allocated to other Partners	$ 3,129	$ (2,094)

* Amounts include $117,936 and $350 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 28
	2009	2008
Revenues
Rental	$ 5,079,484	$ 5,004,850
Interest and other	133,306	152,287
	5,212,790	5,157,137

Expenses
Interest	1,026,279	1,075,627
Depreciation and amortization	1,671,937	1,784,298
Operating expenses	3,642,028	3,213,525
	6,340,244	6,073,450

NET INCOME (LOSS)	$(1,127,454)	$ (916,313)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,116,178)	$ (907,150)

Net income (loss) allocated to other Partners	$ (11,276)	$ (9,163)

* Amounts include $600,126 and $90,899 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 29

	2009	2008
Revenues
Rental	$ 5,231,139	$ 5,039,154
Interest and other	279,701	308,978
	5,510,840	5,348,132

Expenses
Interest	1,405,746	1,466,132
Depreciation and amortization	1,855,039	1,866,972
Operating expenses	3,789,040	3,545,018
	7,049,825	6,878,122

NET INCOME (LOSS)	$(1,538,985)	$(1,529,990)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,523,595)	$(1,514,690)

Net income (loss) allocated to other Partners	$ (15,390)	$ (15,300)

* Amounts include $1,309,824 and $588,429 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 30
	2009	2008
Revenues
Rental	$ 3,874,020	$ 3,755,516
Interest and other	75,753	139,245
	3,949,773	3,894,761

Expenses
Interest	646,322	703,923
Depreciation and amortization	916,802	856,568
Operating expenses	2,869,389	2,742,588
	4,432,513	4,303,079

NET INCOME (LOSS)	$ (482,740)	$ (408,318)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (477,912)	$ (404,235)

Net income (loss) allocated to other Partners	$ (4,828)	$ (4,083)

* Amounts include $319,022 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 31
	2009	2008
Revenues
Rental	$ 7,396,103	$ 7,518,222
Interest and other	288,530	339,275
	7,684,633	7,857,497

Expenses
Interest	1,409,946	1,601,100
Depreciation and amortization	2,316,798	2,301,755
Operating expenses	5,047,563	4,734,958
	8,774,307	8,637,813

NET INCOME (LOSS)	$(1,089,674)	$ (780,316)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,078,778)	$ (772,513)

Net income (loss) allocated to other Partners	$ (10,896)	$ (7,803)

* Amounts include $598,860 and $48,732 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 32
	2009	2008
Revenues
Rental	$ 4,613,845	$ 4,481,893
Interest and other	202,558	184,633
	4,816,403	4,666,526

Expenses
Interest	1,097,471	1,176,672
Depreciation and amortization	1,826,482	1,999,937
Operating expenses	2,958,958	2,690,965
	5,882,911	5,867,574

NET INCOME (LOSS)	$(1,066,508)	$(1,201,048)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,055,844)	$(1,189,038)

Net income (loss) allocated to other Partners	$ (10,664)	$ (12,010)

* Amounts include $475,809 and $138,645 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 33
	2009	2008
Revenues
Rental	$ 2,562,883	$ 2,538,069
Interest and other	87,603	106,138
	2,650,486	2,644,207

Expenses
Interest	708,302	721,417
Depreciation and amortization	896,360	908,189
Operating expenses	1,559,809	1,437,397
	3,164,471	3,067,003

NET INCOME (LOSS)	$ (513,985)	$ (422,796)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (508,845)	$ (418,568)

Net income (loss) allocated to other Partners	$ (5,140)	$ (4,228)

* Amounts include $295,012 and $116,639 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 34
	2009	2008
Revenues
Rental	$ 4,434,035	$ 4,558,848
Interest and other	258,283	255,231
	4,692,318	4,814,079

Expenses
Interest	1,149,021	1,368,916
Depreciation and amortization	1,622,608	1,689,978
Operating expenses	2,682,362	2,632,486
	5,453,991	5,691,380

NET INCOME (LOSS)	$ (761,673)	$ (877,301)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (754,056)	$ (868,528)

Net income (loss) allocated to other Partners	$ (7,617)	$ (8,773)

* Amounts include $543,685 and $27,753 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,

(Unaudited)

Series 35
	2009	2008
Revenues
Rental	$ 3,389,026	$ 3,772,857
Interest and other	138,600	191,676
	3,527,626	3,964,533

Expenses
Interest	811,500	983,226
Depreciation and amortization	1,170,983	1,300,650
Operating expenses	2,234,549	2,468,958
	4,217,032	4,752,834

NET INCOME (LOSS)	$ (689,406)	$ (788,301)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (682,512)	$ (780,418)

Net income (loss) allocated to other Partners	$ (6,894)	$ (7,883)

* Amounts include $237,764 and $160,134 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 36
	2009	2008
Revenues
Rental	$ 2,555,437	$ 2,434,559
Interest and other	85,412	94,522
	2,640,849	2,529,081

Expenses
Interest	656,576	748,953
Depreciation and amortization	796,950	792,577
Operating expenses	1,555,675	1,343,884
	3,009,201	2,885,414

NET INCOME (LOSS)	$ (368,352)	$ (356,333)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (364,670)	$ (352,770)

Net income (loss) allocated to other Partners	$ (3,682)	$ (3,563)

* Amounts include $36,975 and $4,233 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 37

	2009	2008
Revenues
Rental	$ 3,366,424	$ 3,310,817
Interest and other	139,834	155,357
	3,506,258	3,466,174

Expenses
Interest	673,899	901,224
Depreciation and amortization	1,256,929	1,151,623
Operating expenses	2,346,756	2,314,469
	4,277,584	4,367,316

NET INCOME (LOSS)	$ (771,326)	$ (901,142)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (763,614)	$ (892,132)

Net income (loss) allocated to other Partners	$ (7,712)	$ (9,010)

* Amounts include $310,078 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 38
	2009	2008
Revenues
Rental	$ 2,493,326	$ 2,534,743
Interest and other	101,289	132,954
	2,594,615	2,667,697

Expenses
Interest	584,955	628,841
Depreciation and amortization	853,043	872,687
Operating expenses	1,618,045	1,514,109
	3,056,043	3,015,637

NET INCOME (LOSS)	$ (461,428)	$ (347,940)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (456,813)	$ (344,461)

Net income (loss) allocated to other Partners	$ (4,615)	$ (3,479)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 39
	2009	2008
Revenues
Rental	$ 1,819,801	$ 1,855,630
Interest and other	121,338	179,145
	1,941,139	2,034,775

Expenses
Interest	391,179	441,145
Depreciation and amortization	720,495	784,480
Operating expenses	1,330,355	1,295,678
	2,442,029	2,521,303

NET INCOME (LOSS)	$ (500,890)	$ (486,528)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (495,882)	$ (481,663)

Net income (loss) allocated to other Partners	$ (5,008)	$ (4,865)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 40
	2009	2008
Revenues
Rental	$ 2,562,556	$ 2,823,151
Interest and other	120,418	151,771
	2,682,974	2,974,922

Expenses
Interest	599,023	696,834
Depreciation and amortization	943,055	1,062,795
Operating expenses	1,732,014	1,780,616
	3,274,092	3,540,245

NET INCOME (LOSS)	$ (591,118)	$ (565,323)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (585,206)	$ (559,671)

Net income (loss) allocated to other Partners	$ (5,912)	$ (5,652)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 41
	2009	2008
Revenues
Rental	$ 3,993,178	$ 3,882,259
Interest and other	153,528	159,590
	4,146,706	4,041,849

Expenses
Interest	1,253,043	1,234,406
Depreciation and amortization	1,245,582	1,338,516
Operating expenses	2,168,435	2,086,787
	4,667,060	4,659,709

NET INCOME (LOSS)	$ (520,354)	$ (617,860)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (515,150)	$ (611,681)

Net income (loss) allocated to other Partners	$ (5,204)	$ (6,179)

* Amounts include $41,979 and $15,427 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 42
	2009	2008
Revenues
Rental	$ 4,295,331	$ 4,312,293
Interest and other	291,531	149,735
	4,586,862	4,462,028

Expenses
Interest	1,074,440	1,114,283
Depreciation and amortization	1,289,992	1,452,325
Operating expenses	3,181,638	2,604,139
	5,546,070	5,170,747

NET INCOME (LOSS)	$ (959,208)	$ (708,719)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (949,616)	$ (701,632)

Net income (loss) allocated to other Partners	$ (9,592)	$ (7,087)

* Amounts include $209,793 and $128,701 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 43
	2009	2008
Revenues
Rental	$ 4,985,945	$ 4,950,013
Interest and other	180,229	170,320
	5,166,174	5,120,333

Expenses
Interest	1,179,999	1,057,036
Depreciation and amortization	1,756,284	1,848,220
Operating expenses	3,045,715	3,059,120
	5,981,998	5,964,376

NET INCOME (LOSS)	$ (815,824)	$ (844,043)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (807,666)	$ (835,603)

Net income (loss) allocated to other Partners	$ (8,158)	$ (8,440)

* Amounts include $240,717 and $101,453 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 44
	2009	2008
Revenues
Rental	$ 5,401,864	$ 5,839,231
Interest and other	212,297	436,996
	5,614,161	6,276,227

Expenses
Interest	1,519,206	1,885,441
Depreciation and amortization	1,807,940	1,821,963
Operating expenses	3,181,323	3,340,325
	6,508,469	7,047,729

NET INCOME (LOSS)	$ (894,308)	$ (771,502)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (885,364)	$ (763,786)

Net income (loss) allocated to other Partners	$ (8,944)	$ (7,716)

* Amounts include $172,077 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 45
	2009	2008
Revenues
Rental	$ 6,680,038	$ 6,628,445
Interest and other	298,570	326,546
	6,978,608	6,954,991

Expenses
Interest	1,758,300	1,795,620
Depreciation and amortization	2,306,619	2,334,661
Operating expenses	4,082,389	4,031,385
	8,147,308	8,161,666

NET INCOME (LOSS)	$(1,168,700)	$(1,206,675)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,157,012)	$(1,194,608)

Net income (loss) allocated to other Partners	$ (11,688)	$ (12,067)

* Amounts include $76,198 and $16,328 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 46
	2009	2008
Revenues
Rental	$ 3,695,395	$ 3,736,217
Interest and other	155,799	101,328
	3,851,194	3,837,545

Expenses
Interest	1,094,630	1,114,338
Depreciation and amortization	957,272	1,166,854
Operating expenses	2,237,021	2,097,536
	4,288,923	4,378,728

NET INCOME (LOSS)	$ (437,729)	$ (541,183)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (433,352)	$ (535,771)

Net income (loss) allocated to other Partners	$ (4,377)	$ (5,412)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009

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

NOTE F - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Fund through the date the financial statements were issued, which was February 16, 2010, the date of the Fund's Quarterly Report on Form 10-Q for the period ended December 31, 2009. Management concluded that subsequent events have occurred that require disclosure in the notes to the financial statements.

The Fund has entered into agreements to sell the interest in thirteen Operating Partnerships. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $265,894. The estimated gain on sales of the Operating Partnerships is $153,825 and the sales are expected to be recognized in the third and fourth quarter of fiscal year end 2010

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2009 were $1,725,953 and total fund management fees accrued as of December 31, 2009 were $47,742,822. During the nine months ended December 31, 2009, $2,075,000 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2009, an affiliate of the general partner of the Fund advanced a total of $1,734,727 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2009, $97,230 was advanced to the Fund from an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2009, are as follows:

	Current
	Year	Total

Series 21	$ -	$ 108,007
Series 22	11,614	49,110
Series 23	11,846	59,582
Series 27	9,759	51,565
Series 33	10,810	45,338
Series 34	12,202	59,430
Series 36	10,408	120,454
Series 38	-	69,191
Series 39	-	220,455
Series 40	14,776	322,245
Series 41	15,815	356,253
Series 42	-	221,615
Series 43	-	51,482
	$97,230	$1,734,727

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2009.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in two of the Operating Partnerships and 22 remain.

Prior to the quarter ended December 31, 2009, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 2 of the Operating Partnerships and 12 remain.

Prior to the quarter ended December 31, 2009, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2009, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of December 31, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

Prior to the quarter ended December 31, 2009, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2009, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of December 31, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2009, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of December 31, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in two of the Operating Partnerships and 43 remain.

During the quarter ended December 31, 2009, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of December 31, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended December 31, 2009, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,861 as of December 31, 2009. Of the amount outstanding, $19,341 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended December 31, 2009, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of December 31, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in one of the Operating Partnership and 21 remain.

During the quarter ended December 31, 2009, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of December 31, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2009, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2009. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2009, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2009. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2009, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of December 31, 2009. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended December 31, 2009, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of December 31, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended December 31, 2009, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended December 31, 2009, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended December 31, 2009, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2009, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2009, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2009. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2009, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of December 31, 2009. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2009, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2009, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2009. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 1 of the Operating Partnerships and 22 remain.

During the quarter ended December 31, 2009, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 4 Operating Partnerships in the amount of $452,937 as of December 31, 2009. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $119,118 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2009, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of December 31, 2009. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2009, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $590,561 as of December 31, 2009. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,957 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2009, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2009. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their its partnership agreement.

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

During the quarter ended December 31, 2009, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 3 Operating Partnerships in the amount of $20,138 as of December 31, 2009. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2009 and 2008, the Fund held limited partnership interests in 502 and 510 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2009 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 20	$ 70,012	$ 14,426	$ 217,084	$ 36,230
Series 21	35,034	-	46,249	62,206
Series 22	61,995	1,653	179,367	11,576
Series 23	58,502	1,564	164,884	15,314
Series 24	46,732	1,634	116,054	37,396
Series 25	53,393	4,378	111,654	65,125
Series 26	93,871	8,990	235,820	78,592
Series 27	66,985	11,816	114,463	121,941
Series 28	82,529	1,000	195,720	54,867
Series 29	79,851	3,000	198,091	50,462
Series 30	44,242	2,300	130,753	8,875
Series 31	90,038	1,000	258,055	15,059
Series 32	56,750	21,310	169,452	69,593
Series 33	34,374	5,469	109,086	15,307
Series 34	66,072	7,227	212,670	7,227
Series 35	45,090	12,000	154,311	16,959
Series 36	39,861	288	100,733	19,715
Series 37	39,803	11,413	131,717	21,931
Series 38	38,895	2,205	98,364	24,936
Series 39	34,200	-	92,400	10,200
Series 40	48,024	1,980	143,032	6,980
Series 41	61,499	209	155,711	29,411
Series 42	56,629	5,816	166,308	22,298
Series 43	73,945	2,750	222,095	7,990
Series 44	56,585	14,591	182,940	30,588
Series 45	90,827	814	254,909	20,014
Series 46	58,508	3,874	182,539	4,607
	$1,584,246	$141,707	$4,344,461	$865,399

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 20 reflects a net loss from Operating Partnerships of $(782,552) and $(411,181), respectively, which includes depreciation and amortization of $1,777,756 and $1,836,238, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit monitoring agency, the Illinois Housing Development Authority ("IHDA"), and high debt. In general, the fundamentals of the property have been deteriorating since 2006 as a result of a decrease in annual average occupancy and a decrease in net effective rents. Average occupancy for 2009 was 86% versus 82% for 2008, 81% for 2007 and 93% for 2006. Prior to 2007, occupancy at the property was consistently above 94%. Occupancy improved in 2009 as a result of the hiring of a new site manager in January 2009 and relaxing some of the applicant screening criteria.

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

In May 2009, management reported mold growth in the basement of the property after several weeks of heavy rain. The water eventually dissipated, but the excessive moisture in the basement caused rapid mold growth, mostly in the storage areas and stairwell of the basement. Mold growth also spread into the laundry room used by the residents. No resident units were affected. A mold inspection was performed in June 2009 and remediation bids were received in July 2009. Remediation began in July 2009 and cost approximately $42,000, of which approximately $18,500 was paid out of operating cash. The work was completed in August 2009 and a subsequent inspection revealed that all samples were below acceptable contamination levels. To date, there have been no reports or claims with regard to this mold issue from any residents.

The property taxes and insurance are current; however, in June 2009, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. The lender has issued a default notice, started the foreclosure process and has appointed a receiver to run the property. During the fourth quarter of 2009, the Operating Partnership met with the senior lender to discuss the status of the property. As a result of this meeting, a restructuring proposal was made to the senior lender. This proposal sought to (1) waive principal payments on the first, second and third mortgages from June of 2009 until December of 2011 with the deferral of principal payments contingent upon the extension through December 2011 of the existing agreement between the City of Bloomington, IL and the Operating Partnership. Under this agreement, the City reimburses the Operating Partnership for real estate taxes in excess of the 1996 property tax amount of $3,203. This agreement expired on December 31, 2009. The Operating Partnership expects to receive a formal response to its modification proposal from the senior and junior lenders during the first quarter 2010. If a loan modification cannot be negotiated, the investment general partner has determined that the costs associated with maintaining the property through December 31, 2010, the end of the low income housing tax credit compliance period, appear greater than the benefits associated with maintaining tax credit compliance. Any foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period will require the Operating Partnership to recognize tax credit recapture. The amount of tax credit recapture will vary based on the foreclosure sale year. If the foreclosure were to take place in 2010 the Operating Partnership will experience estimated recapture and interest of $292,999, equivalent to $74 per 1,000 BACs. The lender assigned a receiver to the property on October 1, 2009. The receiver is now managing the property and all Operating Partnership accounts.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The 2008 average occupancy was 85% as a result of vacancies caused by water damage from Hurricane Ike. In total, 64 units were affected, of which 46 were off-line. All units were back on line in the first quarter of 2009. All liability issues were addressed and corrected immediately following the storm. The estimated cost for repairs is $2,300,000, with insurance proceeds covering all expenses. In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%. Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in concession of $99 and a resident referral program with a $300 discount are in place. Management has revised the marketing plan, which will become effective during the first quarter of 2010. The mortgage, taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lafferty Street Apartments, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the fourth quarter of 2009, the property continues to operate below breakeven due to low occupancy and high operating expenses. Occupancy has dropped in 2009 and ended the fourth quarter at 68%. The operating general partner has stated that the drop in occupancy is due to new competition in the area, the depressed local economy, and turnover in management. To help increase occupancy, management has increased marketing to local businesses. They are leaving fliers with property information, rental rates, and specials. Management continues to lower rents and offer concessions of up to one month free rent to help increase occupancy. A new property manager was hired in June 2009 to manage this property and its two sister phases. Despite occupancy still being low at Northfield Apartments at the end of the fourth quarter, the operating general partner expects occupancy and operations to improve in the first half of 2010 now that a strong property manager is in place. The investment general partner had the property manager shopped in the fourth quarter of 2009 and the property manager scored well. High maintenance, utility, and bad debt expenses have also contributed to the decline in operating results. Maintenance expenses are high due to turnover at the property and the need to make vacant units rent ready. To retain residents and decrease turnover, management is offering incentives to current residents, including carpet cleanings, touch up painting, and a renewal concession equal to one-half month's rent. Utility expenses are high due to exorbitant water rates in the City of Jackson. Management has contacted the City about potentially lowering rates but has been unsuccessful. The investment general partner has asked management and the operating general partner to track their screening criteria to ensure they are renting to residents with strong rental history. Management has tracked new move-ins in the third and fourth quarter to ensure their screening requirements are sufficiently stringent. Management has asserted that their screening processes are effective and that the problem stems from the poor local economy. To decrease bad debt, management has increased collection efforts. They have started to hand deliver late notices on the 6th day of the month and evictions notices on the 10th day. The investment general partner addressed the high accounts payable issue with the operating general partner again in the fourth quarter. The operating general partner did advance additional funds to the Operating Partnership in the fourth quarter, but payables remain high. The investment general partner will continue to follow up with management to ensure aged payables do not impact operations. The investment general partner performed a management review and site inspection in October of 2009. The property manager appears qualified for the position and the physical condition of the property was good. All taxes, insurance and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Boston Capital Tax Credit Fund III - Series 17 and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is scheduled to be transferred as follows: 49% in March 2010 for $257,209 and 18% in April 2011 for $1.00. Of the proceeds estimated to be received, its is expected that $3,900, $1,200 and $9,900 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $62,974, $19,377 and $159,858, respectively, are anticipated to be returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Floral Acres Apartments II (Floral Acres II) is a 32-unit complex located in Waggaman, LA. The property operated above breakeven in 2008 with average occupancy of 90%. As of December 31, 2009, occupancy was 94%, yet the property operated below breakeven for the year. Maintenance costs increased from $16,949 in 2008 to $87,096 in 2009. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. Repair work included a new roof and flooring throughout the complex. Some of these expenses will be funded from replacement reserves. The operating general partner maintains that once the repairs are complete, expenses will revert to 2008 levels and the property will once again operate above breakeven. The investment general partner will monitor the completion of the RD required repairs.

In January 2010, the investment general partner transferred its interest in Clarksville Estates, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $656,811 and cash proceeds to the investment partnership of $19,866. Of the total proceeds received $2,198 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,168 will be returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 21

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 21 reflects a net loss from Operating Partnerships of $(243,744) and $(276,686), respectively, which includes depreciation and amortization of $585,303 and $657,396, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. Occupancy as of December 31, 2009 was 94%. Although occupancy is strong and expenses remain reasonable, low rental rates in the area have prevented the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. Occupancy as of December 31, 2009 was 96%. Although occupancy is strong and expenses remain below the state averages, low rental rates in the area have prevented the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the Housing Authority and is implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payables are current.

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

The operating general partner requested use of operating reserve funds in order to pay for 2008 taxes; as a result, the operating reserve balance is now zero per the 2008 audit. In total, the operating general partner has funded operating deficits of $324,422. The operating general partner continues to advance funds as needed. In 2008, occupancy averaged 77%, and the property operated below breakeven for the year. In 2009, average occupancy is 80%, and the property continues to operate below breakeven. The investment general partner was recently informed that the manager of the property is no longer working with the management company.

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

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. Occupancy was 100% as of December 31, 2009. The property's operating expenses are below the state averages. Despite high occupancy, low rental rates in the area have prevented the property from achieving breakeven status. The management agent continues to market the available units by working closely with the Housing Authority and is implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and account payables are current.

In January 2010, the investment general partner transferred its interest in Campton Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $951,173 and cash proceeds to the investment partnership of $32,689. Of the total proceeds received $2,640 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,808 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $14,241 will be returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. The average physical occupancy for 2006 was 61%. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The construction was completed in March 2007. The funding to complete the work came from the Virginia Housing Authority in the amount of $580,000. It took ten months to lease the property. Through the fourth quarter 2008, the property operated above breakeven with strong average physical occupancy of 95%. However, in the third quarter 2009 physical occupancy began to drop and as of September 2009 the property was 82% physically occupied. As a result, the property was unable to operate above breakeven. The drop in the occupancy was due to the fact that two bedrooms are less desirable because they are more expensive. In the third quarter, the only vacant units were two bedroom units. The rental rates of the two-bedroom apartment units are about $200 higher then those on the one-bedroom units. As of December 31, 2009 physical occupancy was 90% due to intensified marketing efforts. However, the property is operating with a slight deficit. Based on a 2010 budget provided by the management company, the property is projected to operate above breakeven by March 2010. However, management will continue to offer move-in specials for two-bedroom units such as one-month free rent. Management is also considering dropping two-bedroom rental rates from $1200 to $1100. The mortgage, taxes, insurance, and payables are current. The operating general partner continues to fund operating deficits.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Centrum - Frederick LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,372,664 and cash proceeds to the investment partnership of $466,654. Of the total proceeds received, $88,576 represents a reimbursement of funds previously advanced to the Operating Partnership, and $55,000 represents reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $308,078 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $97,878. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $210,200 as of June 30, 2009. In August 2009, the investment partnership received its share of the operating partnership's cash and reserves in the amount of $410,000 which was recorded as a gain on sale and returned to the cash reserves as of September 30, 2009.

In January 2010, in accordance with the operating partnership agreement for Cattaraugus Manor LP, the investment general partner transferred its interest in Cattaraugus Manor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,051,904 and cash proceeds to the investment limited partner of $1. Of the total proceeds received, $1 will be returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

Series 22

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 22 reflects a net loss from Operating Partnerships of $(882,487) and $(899,750), respectively, which includes depreciation and amortization of $1,316,711 and $1,353,233, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy in 2008 averaged 90% and the property operated below breakeven due to low rent levels and high operating expenses. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. The property is offering one month free rent and has a resident referral bonus. Occupancy was 74% as of December 2009, and the property continues to operate below breakeven. The investment general partner will visit the property and meet with the operating general partner to review operations in the first quarter of 2010. The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. Occupancy was 96% at the end of the fourth quarter of 2009. Although occupancy is strong and expenses remain below the state averages, low rental rates in the area have prevented the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the Housing Authority and is implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payables are current.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts. In the second quarter of 2007 the Department of Housing and Community Development informed the investment general partner that the Department of Mental Health would be terminating its contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification, the investment general partner inspected the property and found areas of concern regarding the overall condition of the property. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing. In May 2007, the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner learned that there was a mortgagee sale of the property scheduled for June 14, 2007, and that this sale date had been extended from May 2007.

Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston Department of Neighborhood Development (DND), the Department of Housing and Community Development (DHCD), the operating general partner and their respective attorneys to come to a workout plan with the lender. After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on its original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allowed a 60-day window during which the operating general partner interest was to be sold and the PAR value of the note ($355,000) held by One United was to be paid in full. The new operating general partner was agreed to by all of the parties, and on September 14, 2007, the One United note was paid in full. The new operating general partner holds the first soft mortgage and began planning property upgrades to be funded by DND and DHCD. The property was expected to be re-occupied prior to year-end 2007; however, the work was delayed due to the funding agencies' frequent requests for additional information and the prolonged process of releasing funds.

All units remained vacant through the fourth quarter of 2008. The property began making units available in 2009 and ended the year at 93% occupancy. Throughout negotiations regarding the foreclosing lender, the operating general partner transfer, and additional funding, the credit allocating agency repeatedly assured that credits would not be in jeopardy. Since that time, there have been senior staff changes at the credit agency that prompted the investment general partner to seek reconfirmation of the credit situation; after repeated attempts for confirmation, the agency's position remains unknown. The tax credit delivery period ended in 2007 and the low-income housing tax credit compliance period expires in 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in July 2009, and found the property in excellent condition. A 2008 decline in occupancy to 85% was due to layoffs in companies in Longmont and surrounding areas. The 2009 average occupancy was 89%, reaching 90% in December 2009. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% in 2008. Despite the low occupancy, the Operating Partnership has been able to breakeven due to the operating general partner's ability to control operating expenses. The management company was replaced at the end of 2007. Turnover at the maintenance staff position remained problematic in 2009 and contractors were hired to turn vacant units as management worked to fill three vacant maintenance positions. All three maintenance positions were filled in the third quarter of 2009 and the property has been fully staffed since that time. Management is aggressively advertising in local publications and online sources. Through the fourth quarter of 2009, occupancy was 84% and operations remained above breakeven. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. The property began experiencing a decline in operations at the end of 2007 due to a combination of a low occupancy and an increased insurance expense. Occupancy continued to decline in 2008 and the property operated below breakeven due to increased concessions, turnover expenses, and bad debt. The continued increase in vacancy and bad debt is a direct reflection of economic conditions in Florida where ongoing job losses have led to increased evictions and migration from the area. In response, management continues to focus marketing efforts to on-line sources, Section 8, Tampa Housing Authority and the Hillsboro County Agencies. A site visit conducted in 2009 reported that the property was in good condition with no significant deferred maintenance. At the end of the fourth quarter of 2009, occupancy was 87% with below breakeven operations. Management has been successful in reducing expenses but operations remain below breakeven due to the high vacancy losses and bad debt. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Occupancy began to decline in July 2008 to 71% by year-end, and operations were below breakeven status. Occupancy began to improve throughout the first half of 2009, reaching an average of 81%; however, the majority of the tenant base is composed of retail employees with diminishing work hours. Occupancy through the third and fourth quarters averaged 75%. The property is not in a highly populated area, limiting the applicant pool. The site manager continues to increase advertising and outreach. Additionally, resident referrals and rental concession programs continue to be offered. Based on unaudited financials, operations are below breakeven. The investment general partner will continue to work with management to stabilize operations and occupancy. Property taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lost Tree Limited Partnership (Lost Tree Apartments) is an 88-unit family property located in Branson, Missouri. Occupancy began to decline in April of 2009 reaching 80%, from a previous six-month average of 90%. Occupancy began to improve in September of 2009 reaching 95% and remained strong at 92% as of December 31, 2009. The property continued to operate below breakeven through the end of 2009. However, the majority of the tenant base is composed of employees in the tourism industry, with diminishing work in the first quarter of each year due to seasonal tourism. Historically, occupancy drops during this time. The applicant pool is also limited due to the low-income limits in the County. Due to increased turnover, maintenance expenses have increased from 2008 to 2009. Management and the owners continue to increase advertising and outreach. Additionally, a new site staff has been hired to improve tenant relations and retention. In 2009 the operating general partner used $41,000 from replacement reserves to fund deferred maintenance expenses and developer fees. Property taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, in accordance with the operating partnership agreement for Bellwood Gardens LP, the investment general partner transferred its interest in Bellwood Gardens LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,195,267 and cash proceeds to the investment limited partner of $1. Of the total proceeds received, $1 will be returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

In January 2010, the investment general partner entered into an agreement to transfer its interest in Clarendon Court LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,391,510 and anticipated cash proceeds to the investment partnership of $56,082. The transaction is scheduled to close in March 2010. Of the total estimated proceeds to be received $2,709 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is expected that $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $38,373 are anticipated to be returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2010, the investment general partner transferred its interest in Fonda LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $958,534 and cash proceeds to the investment partnership of $28,834. Of the total proceeds received $5,115 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $23,719 will be returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2010, in accordance with the operating partnership agreement for Lake Street Apartments, the investment general partner transferred its interest in Lake Street Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,308,662 and cash proceeds to the investment limited partner of $1. Of the total proceeds received, $1 will be returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

Series 23

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 23 reflects a net loss from Operating Partnerships of $(808,893) and $(799,382), respectively, which includes depreciation and amortization of $1,212,490 and $1,327,098, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Replacement reserves have not been fully funded and the account payable balance remains high. The balance sheet indicates that over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership, including an additional $58,500 to the operating general partner's company in 2008. The investment general partner visited the operating general partner at his corporate office to discuss these issues. The operating general partner stated that he would need to conduct additional research to understand how these sources were deployed. Asset management fees are guaranteed and remain outstanding. In addition, Operating Partnership reporting from the operating general partner is sporadic. Year-end 2009 occupancy was 97%, but operations are below breakeven for the year. All taxes, insurance and mortgage payments are current. The Operating Partnership's low income housing tax credit compliance period expired on December 31, 2009. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

South Hills Apartments (South Hills Apartments, LP) is a 72-unit, family property located in Bellevue, Nebraska. In 2008, the property operated below breakeven due to the combination of low occupancy, low rental rates and overly burdensome debt, which carries an interest rate of 10.4%. The average occupancy was 84%. Due to a number of job losses in the area, occupancy decreased and the property operated with an average occupancy of 82% for 2009. There are few qualified prospective residents that can afford the tax credit rents without obtaining rental assistance, which is currently limited. The property is also competing with newer properties, which offer superior amenity packages. Management focuses on marketing to area employers, strengthening the resident base, increasing resident retention, and improving collections. Management also increased concessions and resident referral rewards. Despite these steps, the property has been unable to operate above breakeven in 2009.

Historically, the operating general partner had continued to fund operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, in the first quarter of 2009, the operating general partner indicated that it would not continue to support the operations due to financial constraints. As a result, the Operating Partnership missed the April and June mortgage payments. In July 2009, the lender served the Operating Partnership with a Notice of Default and Election to Sell. In addition, the mortgage was in technical default, as it fell below the required minimum combined escrow (real estate taxes, insurance, and replacement reserves) balance of $50,000. The lender demanded a payment of $70,000 to be made by August 3, 2009, to cure the default; however, the operating general partner failed to provide such funds. The lender commenced foreclosure actions on August 4, 2009, with a foreclosure sale that was scheduled for October 20, 2009. At that time, the investment general partner determined that the costs associated with maintaining the property through December 31, 2010, the end of the low income housing tax credit compliance period, appeared to be greater than the benefit associated with maintaining tax credit compliance.

In September, a buyer was identified who was willing to purchase the interests of the Operating Partnership for a nominal amount and keep the property affordable through the remainder of the compliance period, if the lender would agree to withdraw the foreclosure filing. However, the lender rejected this proposal and, in October, accepted a bid from another buyer to purchase from the lender the outstanding debt on the property. The new lender delayed the foreclosure for several weeks. On December 1, 2009, the operating general partner, investment general partner, and new lender signed an agreement to transfer the deed to the lender in lieu of foreclosure in January 2010. On January 4, 2010, the deed was transferred to the new lender. It was originally estimated that a foreclosure occurring in 2010 would result in the Operating Partnership experiencing estimated recapture and interest of $360,713, equivalent to $106 per 1,000 BACs. However, the property will likely maintain its affordable housing minimum set-aside through 2010, due to the three year vacancy decontrol rule set forth in Section 42 of the Internal Revenue Code, which prevents owners from evicting current residents for three years. Therefore, the recapture costs will likely be based only on the units that were not occupied by income qualified residents in 2010, which should result in recapture costs lower than those stated above. This value cannot be determined until year-end 2010.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in July 2009, and found the property in excellent condition. A 2008 decline in occupancy to 85% was due to layoffs in companies in Longmont and surrounding areas. The 2009 average occupancy was 89%, reaching 90% in December 2009. The operating general partner continues to fund all operating deficits. Accounts payable, mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 85% for 2007 and 83% in 2008. Despite the low occupancy, the Operating Partnership has been able to breakeven due to the operating general partner's ability to control operating expenses. The management company was replaced at the end of 2007. Turnover at the maintenance staff position remained problematic in 2009 and contractors were hired to turn vacant units as management worked to fill three vacant maintenance positions. All three maintenance positions were filled in the third quarter of 2009 and the property has been fully staffed since that time. Management is aggressively advertising in local publications and online sources. Through the fourth quarter of 2009, occupancy was 84% and operations remained above breakeven. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. The property began experiencing a decline in operations at the end of 2007 due to a combination of a low occupancy and an increased insurance expense. Occupancy continued to decline in 2008 and the property operated below breakeven due to increased concessions, turnover expenses, and bad debt. The continued increase in vacancy and bad debt is a direct reflection of economic conditions in Florida where ongoing job losses have led to increased evictions and migration from the area. In response, management continues to focus marketing efforts to on-line sources, Section 8, Tampa Housing Authority and the Hillsboro County Agencies. A site visit conducted in 2009 reported that the property was in good condition with no significant deferred maintenance. At the end of the fourth quarter of 2009, occupancy was 87% with below breakeven operations. Management has been successful in reducing expenses but operations remain below breakeven due to the high vacancy losses and bad debt. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Mathis Apartments, LTD (Mathis Apartments) is a 32-unit complex located in Mathis, TX. In 2008, occupancy averaged 94% and the property operated above breakeven. Occupancy has remained strong throughout 2009, ending the year at 95%. Despite the strong occupancy, the property operated below breakeven in 2009 due to an increase in maintenance costs. Maintenance costs increased 84% over 2008 figures. According to the operating general partner, the spike in maintenance is due to Rural Development required repairs. Some of these repair costs will be funded from the replacement reserve account. The operating general partner maintains that once the repairs are complete, the property will revert to 2008 expense levels at which time the property will again operate above breakeven. All taxes, insurance and mortgage payments are current.

In January 2010, the investment general partner transferred its interest in Philmont LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,443,412 and cash proceeds to the investment partnership of $43,398. Of the total proceeds received $5,173 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $38,225 will be returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 24

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 24 reflects a net loss from Operating Partnerships of $(735,098) and $(775,466), respectively, which includes depreciation and amortization of $1,219,446 and $1,186,087, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property. Occupancy averaged 80% in 2009. The property was 80% occupied in December 2009. Management is trying to be proactive in keeping residents in the units by supplying life skills to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses were reduced in 2009 and ran below budget. Despite the decreased expenses the property continues to operate below breakeven due to the decreased occupancy and bad debt. The mortgage, real estate tax, insurance and required replacement reserve deposits are all current. The operating general partner has funded the operating deficits by cash infusions and deferring management fees. The goal of management is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner has a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located.

A site visit conducted in the fourth quarter of 2009 showed the property looked good and was well maintained. The majority of the vacant units were rent ready, although there were no prospective move-ins scheduled. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The operating general partner has a significant investment in the community in which the property is located, and all attempts to stabilize the property are geared for the long term. In the short term, the operating general partner is working to increase occupancy levels, as well as working to educate the tenants so they do not fall behind in rent payments. The compliance period expires December 31, 2010. The investment general partner will continue to monitor this Operating Partnership until property operations have stabilized.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property operated below breakeven in 2009. Through the fourth quarter of 2009, average occupancy is 96%. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty. However, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service by an alternative arrangement with the lender so as to allow the property increased cash flow. The operating general partner continues to address settlement concerns by slab-jacking to stabilize movement. All buildings were online and deferred maintenance does not appear to be an issue. The operating general partner is actively repairing drywall cracks, adjusting sticking doors, and repainting impacted units. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,600,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana. Occupancy issues began in 2007 following a rent increase. According to the operating general partner, in addition to the rent increase, occupancy had been adversely affected by a weak local economy as well as turnover of the on-site manager position. Occupancy averaged 82% in 2008. Despite the low occupancy, the property managed to operate above breakeven due to a reduction in operating expenses.

In September of 2009 a new management company was brought in to manage the complex. The new management company has a great deal of experience in LIHTC property management throughout Louisiana and Texas. The new management company found there to be a good deal of deferred maintenance at the property and vacant units were not rent ready. By December 31, 2009, the new management company had addressed all deferred maintenance issues at the site and had restored all vacant units to rent ready status. The cost for the repair work was funded from the project's operating and replacement reserve accounts. As a result, occupancy improved to 94% as of December 31, 2009, and management sees no problem in maintaining occupancy at this level moving forward. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the property's 72 units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2008, occupancy averaged 85%, and the property operated below breakeven for the year. In 2009, the property ended the year at 76% occupied and continues to operate below breakeven. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The Operating Partnership's low income housing tax credit compliance period expired on December 31, 2009. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Century East IV, LP (Century East IV Apartments) is a 24-unit development located in Bismarck, ND. In 2008, average occupancy increased to 94%, but the property operated slightly below breakeven. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants as well as putting into place a more stringent tenant selection criteria for new applicants. This has helped to decrease police calls to the site. Further, as rents had not been increased in the last four years, management increased rents significantly. Despite the increase, rents were still lower than the market average. Many tenants moved out as a result of the rental increase. Others moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 83% as of February 2009. Management increased marketing efforts and outreach in an effort to improve occupancy. Occupancy has increased accordingly. As of December 31, 2009, occupancy was at 92% but the Operating Partnership continues to operate below breakeven. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2008, average occupancy declined to 92%, with operations slightly below breakeven. Due to performance concerns, the site manager was replaced during the fourth quarter of 2008. The concerns were due to poor tenant screening and other managerial concerns. The new manager began evicting problematic tenants and put into place more stringent applicant approval standards. Further, as rents had not been increased in the last four years, management increased rents significantly. Despite the increase, rents were still lower than the market average. Many tenants moved out as a result of the rental rate increase. Others moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 75% as of January 2009. Management increased marketing efforts and outreach. Occupancy had improved to 96% by the end of the September 2009, but as of December 31, 2009, occupancy had dipped down to 88%, and the property is operating very close to breakeven for the year. In addition, police incidents are down since the new manager assumed duties. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. Since 2006, occupancy has remained inconsistent, and the property has continued to operate below breakeven. As a result, the management staff has been replaced. The new staff has received additional training in leasing, marketing and resident retention. Additionally, the leasing office has increased their hours of operations. New amenities at the site include the installation of a basketball court. The operating general partner continues to fund deficits as necessary. Occupancy improved through the third quarter of 2009 to 92%, and reached 100% as of December 2009, but the property displays below breakeven operations. The investment limited partner will continue to monitor operations and management to ensure stabilization. The mortgage, real estate taxes, and insurance are current. The tax credit delivery period ended in 2006. The low income housing tax credit compliance period expires at year-end 2010.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development terminated the Housing Assistance Payment contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property, although it had not formally accepted the deed. The bondholders' trustee has been attempting to market the property since late 2007, with numerous offers falling through. In August 2009, the trustee identified a buyer that agreed to purchase the property for $375,000 and scheduled a foreclosure sale for late September. The property was sold at foreclosure sale to this buyer on September 23, 2009, for $375,000, or less than $.20 of the face value of the bonds. There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2008, average occupancy was 92%, and the property operated below breakeven due to bad debt and high utility, real estate and turnover related expenses. Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to new Americans despite no rental or credit history. As a result, the property was negatively affected by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As a result, occupancy declined to 79% in January 2009. The operating general partner was positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2009. In addition to the change in leasing strategies, physical improvements are being made to increase marketability including new landscaping and appliances. As of December 31, 2009, occupancy was 96%. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing standards as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. The Operating Partnership's low income housing tax credit compliance period expired on December 31, 2009. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In May 2009, the investment general partner of Series 24 and Series 25, respectively, entered into an agreement to transfer its interest in Laurelwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,093,596 and cash proceeds to the investment partnerships of $108,413 and $53,397 to Series 24 and Series 25, respectively. Of the total proceeds received, $23,450 and $11,550 from Series 24 and Series 25, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $6,114 and $3,011 from Series 24 and Series 25, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $78,849 and $38,836 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $78,849 and $38,836 for Series 24 and Series 25, respectively, as of June 30, 2009.

Pahrump Valley Investors (Pahrump Valley Apartments) is a 33-unit senior living facility located in Pahrump, Nevada. In 2008, the property maintained an average occupancy of 96% with operations below breakeven status. Operating cash funded the 2008 deficit. The deficiency in operations can be attributable to operating expenses related to an aging property, combined with low rent levels. The large increase in operating expenses consists of higher utility rates and maintenance incurred from turnover. Management indicated that to combat the utilities increase, primarily due to water and sewer rates, water saving devices such as new showerheads and faucets have been installed in units. Management has reported that turnover has decreased in 2009. The property will begin to fund turnover costs from a well-funded replacement reserve account, eliminating the practice of funding these expenses through the operating cash account. In the first quarter of 2009, management received a $56/unit annual rent increase from Rural Development, but was denied a semi-annual rent request increase in the second quarter of 2009. At the end of December 2009, the property recorded occupancy of 100%, with operations slightly below breakeven. In September, management submitted a 2010 budget to USDA requesting a $100 rent increase for 2010. The rent increase is intended to combat rising utility costs, while providing the property the opportunity to breakeven. The mortgage, taxes, and insurance are all current.

In January 2010, the investment general partner transferred its interest in Brownsville Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,161,625 and cash proceeds to the investment partnership of $34,849. Of the total estimated proceeds to be received $14,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $13,349 will be returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2010, the investment general partner transferred its interest in Stanton Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,172,438 and cash proceeds to the investment partnership of $35,173. Of the total estimated proceeds to be received $11,926 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $15,747 will be returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 25

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 25 reflects a net loss from Operating Partnerships of $(474,958) and $(777,982), respectively, which includes depreciation and amortization of $1,624,452 and $1,527,307, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In 2005, the original general partner and management company were replaced as operations fell below breakeven and deferred maintenance issues developed. Since deferred maintenance had not been properly addressed, the new management company struggled to bring severely damaged units back online as replacement reserve funds and cash flow was insufficient to complete the work. Although the operating general partner funded capital expenditures of $133,000 in 2005 and $190,000 in 2006 to complete repairs, the property failed the 2007 Real Estate Assessment Center (REAC) inspection. Due to the failed inspection, the Department of Housing and Urban Development (HUD) lost confidence in the management company and mandated a change. With the approval of the investment general partner, the operating general partner secured a $500,000 bridge loan to address all items raised by 2007 REAC inspection, as well as additional rehab items on all units. A new management company was hired in February 2008. Since that time, management has focused on evicting problem tenants, strengthening screening criteria and working closely with the local social service organizations and the local authorities in order to preserve security at the property as well as improve the reputation in the community.

The operating general partner is planning a refinance of the existing permanent mortgage and bridge loan. The refinance is in preliminary stages with HUD and approval is not expected until mid-2010. In addition, the six stage Housing Assistance Payment contract on the property expired on November 1, 2009. All six stages of the contract will be renewed as a combined contract for five years with an average rent increase of 1.7%. At the end of 2009, the renewal had not yet funded. The operating general partner has stated that all contract renewals have been slow due to the budget process for HUD and the holiday season. Through the fourth quarter of 2009, occupancy was 93% and the property was operating above breakeven. At the end of December 2009, the property failed another REAC inspection but was appealing the score due to inspector error. Details of the report and a decision on the appeal will be forthcoming in 2010. All real estate tax, insurance, and mortgage payments are current.

In September 2009, the investment general partner of Sutton Place Apartments Limited Partnership approved an agreement to sell the property and the transaction was anticipated to close in December 2009; however, the buyer was unable to consummate the sale and the agreement has expired.

M.R.H., LP (The Mary Ryder Home), is a 48-unit property located in St. Louis, MO. Despite strong occupancy, the property operated with a deficit in 2007 and 2008. The loss was due to a large increase in real estate taxes in 2007. The City of St. Louis granted the property a tax abatement that expired in 2006. The operating general partner erroneously thought the abatement went through 2007, so they had not budgeted for the large increase in real estate taxes. Per the operating general partner, the City of St. Louis would not extend the abatement; so the operating general partner chose to appeal the assessment. The operating general partner discussed the assessment with the firm who did the original appraisal of the property. The assessment firm offered its service pro-bono. In the third quarter of 2009, the tax appeal process resulted in a reduction of the tax assessment by approximately 50% which resulted in an estimated $18,000 in taxes. The operating general partner and the tax consultant felt that the taxes should be reduced further and continued to appeal the current assessment in the fourth quarter of 2009. The second appeal was not successful; however, the property was reclassified from a commercial property to a residential property. The operating general partner plans to appeal the 2010 assessment, which is expected to be issued in the third quarter of 2010. The property has been paying the higher tax amount through the entire tax appeal process; all payments are current. The property continues to operate below breakeven through the fourth quarter of 2009 due to high operating expenses. The current deficits are being funded through charitable contributions and operating general partner advances. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Dogwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,307,114 and cash proceeds to the investment partnership of $46,846. Of the total proceeds received, $37,721 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In May 2009, the investment general partner of Series 24 and Series 25, respectively, entered into an agreement to transfer its interest in Laurelwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,093,596 and cash proceeds to the investment partnerships of $108,413 and $53,397 to Series 24 and Series 25, respectively. Of the total proceeds received, $23,450 and $11,550 from Series 24 and Series 25, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $6,114 and $3,011 from Series 24 and Series 25, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $78,849 and $38,836 will be returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $78,849 and $38,836 for Series 24 and Series 25, respectively, as of June 30, 2009.

Series 26

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 43 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 26 reflects a net loss from Operating Partnerships of $(401,671) and $(584,035), respectively, which includes depreciation and amortization of $1,971,425 and $2,243,392, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. In 2008, occupancy averaged 92% and the property operated at breakeven. At the end of 2009, occupancy was at 88% and the property operated below breakeven for the year. Additionally, there are mandatory Texas Department of Housing and Community Affairs (TDHCA) repairs that need to be addressed. The TDHCA and Rural Development have encouraged the operating general partner to file an application for a Housing Trust Fund loan totaling $500,000 to rehabilitate the property.  The operating general partner submitted the application and is awaiting reply. The investment general partner will monitor the progress of the proposed Housing Trust Fund loan. Management is blanketing the immediate area with flyers and working with local non-profit agencies and area employers. The low income housing tax credit compliance period expires in 2010. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Through 2008, occupancy improved to an annual average of 87% and operated below breakeven due to high economic vacancy, high real estate taxes and high utility expenses. Historically, management at this property had coordinated with LSS to provide housing to new Americans despite no rental or credit history. As a result, the property was negatively affected by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. Occupancy as of December 31, 2009 peaked at 86% with operations continuing below breakeven status. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2012. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacement are being made to increase the marketability of the project. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90%. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2008, average occupancy declined to 85%, and the property continued to operate below breakeven due to high vacancy, high real estate taxes, turnover costs and utility expenses. Historically, management at this property had coordinated with LSS to provide housing to new Americans despite no rental or credit history. As a result, the property was negatively affected by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. Occupancy as of December 31, 2009 was 94% with operations continuing below breakeven status. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2011. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacement are being completed to enhance the marketability of the property. Management believes occupancy should slowly improve. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. Through 2008, average occupancy was 83%, and operations were below breakeven due to high economic vacancy, real estate taxes, turnover costs and utility expenses. Historically, management at this property had coordinated with LSS to provide housing to new Americans despite no rental or credit history. As a result, the property was negatively affected by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As such, occupancy declined to 75% during the fourth quarter of 2008. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2010. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliances are being made to increase the marketability of the property. As of December 31, 2009, occupancy is at 63% and the partnership is operating below breakeven. To address the decreased occupancy, management is considering engaging YWCA, which provides transitional housing for abused women and children. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Calgory Apartments I, LP (Calgory Apartments I) is a 24-unit development in Bismarck, ND. In 2008, average occupancy was 94% and the property operated above breakeven for the year. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants. Now more stringent tenant selection criteria are in place to help reduce bad debt and improve the reputation of the community going forward. Despite the December 2008 rent increase, rents are still lower than market averages. As of December 31, 2009, occupancy was at 88% with operations below breakeven status. Many tenants moved out as a result of the rent increase and others were evicted. As a result, police incidents are down at the site. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Calgory Apartments II, LP (Calgory Apartments II) is a 24-unit development in Bismarck, ND. In 2008, average occupancy was 94% and the property operated above breakeven for the year. However, during the fourth quarter, occupancy declined to 83%. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants. Now more stringent tenant selection criteria are in place to help reduce bad debt and improve the reputation of the community going forward. Despite the December 2008 rent increase, rents are still lower than market averages. As of December 31, 2009, occupancy was at 100% with operations remaining just below breakeven status. Many tenants moved out as a result of the rent increase and others were evicted. As a result, police incidents are down at the site. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2007 was 72% with operations below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is located in a highly competitive area. The 2007 decline in occupancy was due primarily to new townhouse units with garages being built in the immediate area, offering rents that were competitive to those at East Park Apartments. The Operating Partnership is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property had experienced an increase in turnover as the families move to the larger townhouse homes. In early 2007, a Wal-Mart opened next to the property. This had a significant impact on the property's performance as the property became highly visible and was now located in a more desirable area. In addition, more resources are being committed to the property in order to make the units more marketable. In 2008, the operating general partner began replacing appliances, carpet and flooring. In addition, the roof was replaced. In 2009, new siding was installed and the parking lot was re-surfaced and re-striped. Occupancy as of December 31, 2009 was 88%, and the property continues to operate above breakeven. All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. In July 2008, the investment general partner conducted a site inspection at the property. The results indicated that the property was in need of repairs and cleaning. At the time of the inspection, all ten units were vacant. Since that time, the operating general partner invested $20,000 into the property. Throughout 2009, the investment general partner has worked with the operating general partner in an effort to bring the property back on-line. As of the end of 2009, the property is 90% occupied. The low income housing tax credit compliance period expires in 2011. All real estate tax, mortgage, and insurance payments are current.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Edgewood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,216,737 and cash proceeds to the investment partnership of $34,094. Of the total proceeds received, $24,969 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

Calgory Apartments III, LP (Calgory Apartments III) is a 24-unit development in Bismarck, ND. In 2008, average occupancy was 94% and the property operated slightly below breakeven for the year. However, during the fourth quarter, occupancy declined to 83%. Due to performance concerns, the site manager was replaced. The concerns were due to poor tenant screening and other managerial concerns. A new site manager was hired during the fourth quarter of 2008. The new manager began evicting problematic tenants. Now more stringent tenant selection criteria are in place to help reduce bad debt and improve the reputation of the community going forward. Despite the December 2008 rent increase, rents are still lower than market averages. Many tenants moved out as a result of the rent increase and others were evicted. As of December 31, 2009, occupancy was at 100% with operations remaining just below breakeven status. The increase in occupancy can be attributed to management's increased marketing efforts. In addition, police incidents are down. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit senior property located in Salem, Arkansas. In 2008, occupancy averaged 76% and the property operated below breakeven. The low occupancy combined with slightly higher than average operating expenses caused a decline in operating cash flow. The property receives rental assistance for 28 units, but the target market of residents is limited. Given the state of the economy, many seniors lack the financial resources to rent an apartment at the property. Management is offering two months of free rent as a leasing incentive and continues to advertise heavily in the immediate and surrounding areas. Management has also contacted Rural Development to explore the possibility of changing the age restriction in order to open marketing to families. Occupancy has averaged 73% through the fourth quarter of 2009 with operations below breakeven. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current.

Series 27

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 27 reflects a net income (loss) from Operating Partnerships of $312,939 and $(209,417), respectively, which includes depreciation and amortization of $1,283,967 and $1,312,412, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. This property had an occupancy of 90% as of December 31,2009. Despite relatively high occupancy and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders but the net operating income of the property cannot support a new loan. Per an agreement with the operating general partner, the management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner continued to fund deficits through the third quarter of 2008, his guarantee being unlimited in time and amount, but ceased to fully support the property's operations in the fourth quarter of 2008. As of the end of the fourth quarter of 2009, the first half of 2008 real estate taxes in the amount of $5,800 have not been paid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes will become delinquent if not paid by April 1. A tax sale occurs on the third Monday of June of the following year (2010). One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the second warning the property is given to the new tax sale holder, as long as the paperwork is completed and redemption occurred. The investment general partner will continue to closely monitor the property and payment of the taxes. The mortgage and insurance payments are current.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. Occupancy was at 100% as of December 2009. However, tenant receivables remain an issue, and the property continues to operate below breakeven status. The accounts payable balance continues to increase. After an 8% rate increase in 2009, they were also approved for a 14% rate increase for 2010. To combat the continued increase in utility costs, management plans to implement a water and sewer saving plan in 2010. The Department of Water and Sewer provided a retrofit kit for each apartment that is expected to result in a 15% saving in water and sewer expenses. Management also has employed a three year plan to increase revenue by adjusting the 2008 tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. The investment general partner continues to work with the operating general partner to improve operations. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). General legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The investment general partner met with the operating general partner and management and completed a site inspection during the second quarter of 2009. The site visit revealed that the property was in very good condition. Management indicated that the main area of concern is high accounts payable, which are predicated upon high accounts receivable. The property's goal is to pay down all 2007 and 2008 past due payables by the end of the first quarter 2010. The increase in the tenant maintenance charges will supplement this goal. The mortgage and insurance are current. The property is real estate tax exempt.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2008, the property operated above breakeven, despite a drop in occupancy from 2007 levels. The property was helped by the low floating rate on its debt financing. Through the fourth quarter of 2009, the property continues to operate above breakeven because of the low debt rate, increased occupancy, and management's efforts to decrease expenses. Occupancy had struggled for the first half of 2009 due to management's inability to obtain funding necessary to turn vacant units. The investment general partner addressed this issue with the operating general partner in the second quarter of 2009. The investment general partner suggested that the operating general partner contact the lender in regards to releasing the replacement reserve money directly to the contractors as the work is being completed. In the past the operating general partner would have to pay for the work up front, and then be reimbursed once the work was completed. The lender has agreed to release the reserve money early. The work on the majority of the non-rent ready units was completed in the third quarter and the remaining work was completed in the fourth quarter. As of December 31, 2009 the property was 88% occupied. The investment general partner and management continue to work together to address turnover and stabilize occupancy. To further improve occupancy, management has increased local advertising and is currently offering a $99 move-in special. Management revised their screening and collections policies to make them more stringent, but management did see an increase in evictions in the fourth quarter due to non-payment. Management advised that this is very typical for this property due to the holidays. To retain residents, management has increased activities at the site to make residents feel more at home. They continue to have at least two events per month that, include birthday parties, holiday parties, and GED classes with additional activities for the children held through the summer months. Both the accounts payable and the bad debt balance showed improvement at the end of the fourth quarter. Since the property never converted to a fixed rate financing, all operating deficits are guaranteed by the operating general partner's completion guarantee. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy continues to improve. All tax, mortgage, and insurance payments are current.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2008, average occupancy was 92%, and the property operated below breakeven due to high economic vacancy, utility costs, real estate taxes and turnover related expenses. Historically, management at this property had coordinated with LSS to provide housing to new Americans despite no rental or credit history. As a result, the property was negatively affected by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. The operating general partner is positioning the property for disposition upon the Operating Partnership's emergence from its compliance period in 2010. In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacements are being made to increase the marketability of the property. As of December 31, 2009, occupancy was at 83%. To address the decreased occupancy, management is considering engaging YWCA, which provides transitional housing for abused women and children. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 28

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 28 reflects a net loss from Operating Partnerships of $(1,127,454) and $(916,313), respectively, which includes depreciation and amortization of $1,671,937 and $1,784,298, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. In 2008, occupancy averaged 77% and the property operated below breakeven. Management has had difficulty maintaining occupancy and has had issues with tenants including non-payment of rent and damage to units. Occupancy ended 2009 at 29% occupied. According to the operating general partner, low vacancy is due to the poor local economy and a lack of jobs and qualified applicants. The operating general partners maintains that they are working closely with the on-site manager to market the property effectively. They are reaching out to local businesses including shelters, churches, HUD, council on aging, Salvation Army, Goodwill, hospitals, local businesses, community bulletin boards, American Legion, Red Cross, real estate offices, convenience stores, gas stations, home health agencies and the Chamber of Commerce in an effort to increase occupancy. They are using flyers and offering rental concessions.

In the first quarter of 2009 maintenance expenses were 120% over budget and were 215% above the same period last year. According to the site manager, the increase in expenses is due to Rural Development required repairs. Expenses stabilized throughout the remainder of the year and are expected to remain in line with historic averages into 2010. During the first week of September 2008, Hurricane Gustav hit land southwest of New Orleans as a Category Two storm causing damages to the complex. Insurance reports cited missing shingles from all buildings, the complex sign was knocked down, and screens and windows need to be replaced and/or repaired. An insurance claim was submitted and proceeds were received. All repairs have been completed. The low-income housing tax credit compliance period in 2012. All real estate tax, mortgage, and insurance payments are current.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. In 2008 the property operated below breakeven due to a drop in occupancy and an increase in administrative and maintenance expenses. The new site manager believes that at the very minimum the property should occupy 44 out of the 48 units, due to subsidies on 44 units. Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management's tenure in 2008. Occupancy stabilized at 88% during the fourth quarter of 2009, with the property operating slightly above breakeven. During the first three quarters of 2009, management accessed $25,000 in reserves in order to implement a new drainage system and restore a damaged unit back to rentable condition. The maintenance staff was replaced during the fourth quarter of 2009 due to ineffective handling of the property. Management does not foresee any capital needs issues in 2010. In the third quarter of 2009, management joined "continuum of care", a local committee that is involved with low income housing organizations with the objective of making low income housing a better and more efficient product. Management joined the committee with the prospect of attaining vouchers for the 4 non-subsidized units. Results of joining the local committee are expected to be recognized in the first half of 2010. The property has also begun marketing on Facebook and Craigslist. Management is offering specials such as a reduced security deposit, referral fee, and one-months free rent in order to rent the four non-subsidized units. The mortgage, taxes, and insurance are all current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Occupancy issues began back in 2007 when a rent increase was put into effect. In 2008, occupancy averaged 62%, and the property operated below breakeven. A new manager was hired in 2008 that had experience dealing with troubled properties. The manager's aggressive efforts to improve the resident base resulted in numerous evictions. In an effort to bring in more qualified traffic, the manager is blanketing the immediate area with flyers and working with local non-profit agencies and area employers. According to the operating general partner, these marketing efforts have been successful so far. At the end of the fourth quarter of 2009, occupancy averaged 70%; however the property continues to operate below breakeven. The operating general partner continues to fund all deficits as necessary by deferring fees. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the Operating Partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided not to proceed due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal.

In 2008, the property operated with an average occupancy of 99% with below breakeven operations. In 2009, occupancy remains strong at 100%. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low income housing tax credit compliance period expires in 2011.

Bienville III Apartments (Bienville II Apartments) is a 32-unit complex located in Ringgold, LA. The property operated well in 2008. Average occupancy for the year was 93% and the property operated above breakeven. There was a fire in June 2009 that consumed 8 units. The initial insurance estimate was $501,758. The operating general partner has received insurance proceeds totaling $414,586 as of December 22, 2009. The operating general partner estimates that the repairs are 50% complete and a final cost has not yet been agreed to with the insurance company. The operating general partner believes there will be additional costs approved making the total claim $550,000. All checks for payment to the contractor will be subject to Rural Development inspection, and counter endorsement by RD. The investment general partner will continue to monitor this property. The mortgage, property taxes and insurance are current. The tax credit compliance period ends in 2012.

Evangeline Partnership (Evangeline Place Apartments) is a 32-unit complex located in Lake Arthur, TX. In 2008, occupancy averaged 90% and the property operated above breakeven. Hurricane Gustav hit the property in early September 2008 and there was a fire at the property on the day the hurricane hit. Five units were damaged. The insurance claim was settled and the damaged units were brought back on line in the first quarter of 2009. There was a second fire in June 2009 in Building 3 that damaged eight units. As a result, occupancy dropped to 56% as of December 31, 2009, and the property is operating below breakeven. An insurance claim has been filed and work is 70% complete as of December 31, 2009. The operating general partner is confident that occupancy will return to historic levels once the repairs are complete. The investment general partner will continue to monitor the repairs and ensure that the damaged units are brought back on-line in a timely fashion.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex located in Shreveport, LA. In 2008, occupancy at the property averaged 87%. Despite the low occupancy, the property was able to generate cash due to low operating expenses. Occupancy in 2009 has deteriorated even further, ending the year at 84%. In addition to the low occupancy, maintenance expenses have increased from $13,669 in 2008 to $34,388 in 2009. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. Some of these expenses will be funded from the replacement reserve account. The investment general partner is currently considering an operating general partner transfer for this property in addition to 52 other properties of the operating general partner located throughout northern Louisiana. The transfer will be finalized in the first quarter of 2010. The investment general partner will continue to monitor occupancy at the site as well as completion of the RD required repairs.

Series 29

As of December 31, 2009 and 2008, the average Qualified Occupancy for the Series was 99.2% and 96.4%, respectively. The series had a total of 21 properties at December 31, 2009, of which 20 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 29 reflects a net loss from Operating Partnerships of $(1,538,985) and $(1,529,990), respectively, which includes depreciation and amortization of $1,855,039 and $1,866,972, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Lombard Partners, LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven starting in 2005. The property suffered from ineffective management, which led to poor physical condition and low occupancy. Average occupancy was 72%, 47% and 70%, respectively, in 2005, 2006 and 2007. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears on its mortgage and that the lender had issued a notice of default. The lender replaced on-site management with a third-party management company at the end of the second quarter of 2007. To stabilize the property, the lender depleted the replacement reserve account to fund unit turnovers, which improved occupancy to the mid-90%s. The investment general partner and the lender discussed a possible workout, which included replenishing the reserves and paying down the outstanding mortgage. In December 2007, the lender polled the bondholders for their preference in resolving the default. They were given the options of foreclosure sale, 18-month debt forbearance as part of a workout plan, or refinancing the property. On June 30, 2008 the lender notified the investment general partner that the bondholders had approved proceeding with a foreclosure sale. The property was sold on July 31, 2008 for $772,800. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain from the sale of the Operating Partnership has been recorded.

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment limited partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 2009. Failure to comply with the court order risks sanctions up to and including a default judgment. These developments increase the likelihood of some recovery from the guarantors but the size of that recovery is difficult to predict because the guarantors' financial strength is unknown at this time. To date, the parties have been unable to agree on the appropriate size of a settlement, but discussions are ongoing.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. The property operated below breakeven in 2008 due to an average occupancy of 84%. The occupancy continued to struggle during 2009 at an average of 82%, ending the year at 82% as well. Despite the low occupancy, the property is operating at breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the fourth quarter of 2009, the property continued to operate below breakeven due to low occupancy and high operating expenses. Occupancy dropped in 2009, but did show improvement at the end of the fourth quarter. The operating general partner believes the drop in occupancy was due to new competition in the area, the depressed local economy, and turnover in management. To help increase occupancy, management has increased marketing to local businesses. They are leaving flyers with property information, rental rates, and specials. Management continues to lower rents and offer concessions of up to one month free rent to help increase occupancy. Management also implemented a resident referral program at the beginning of the third quarter. These programs are beginning to show some success as occupancy improved to 90% at the end of the fourth quarter. A new property manager was hired in June 2009 to manage this property and its two sister phases. The operating general partner feels that the new property manager has a good feel for the property and expects occupancy and operations to continue to improve in the first half of 2010. The investment general partner had the property shopped in the fourth quarter of 2009 and the manager scored well on the review. High maintenance, utility, and bad debt expenses have also contributed to the decline in operation cash flow. Maintenance expenses are high due to the high turnover at the property and the need to make vacant units rent ready. To retain residents and decrease turnover, management is offering incentives to current residents including carpet cleanings, touch up painting, and a renewal concession equal to one-half month's rent. Utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the City about potentially lowering rates, but has been unsuccessful. The investment general partner will continue to work with management to strengthen their collection procedures. As a part of that effort, the investment general partner has asked management and the operating general partner to track their screening criteria to ensure they are renting to residents with a strong rental history. Management has tracked new move-ins in the third and fourth quarter to ensure their screening requirements are sufficiently stringent. Management has asserted that their screening process is effective and that the problem stems from the poor local economy. To decrease bad debt, management has increased collection efforts. They have started to hand deliver late notices on the sixth day of the month and evictions notices on the tenth day. The investment general partner performed a management review and site inspection in October of 2009. The property manager appears qualified for the position and the physical condition of the property was good. The accounts payable were reduced at the end of the fourth quarter due to a cash infusion by the operating general partner. All taxes, insurance and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit, senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were no reported injuries as a result of the loss and all of the residents were successfully relocated. The reconstruction of the project didn't start until early November 2006 because of issues related to the insurance claim. Also, the Operating Partnership encountered some difficulties with permits during the early stages of construction, causing construction delays. The property received final certificates of occupancy in January 2008. Lease-up was very slow through the year and as of December 2008, the property was 54% physically occupied and 58% leased with below breakeven operations. In the third quarter of 2009 the property reached physical occupancy of 82%. In the fourth quarter the occupancy improved and as of December 31, 2009 the property was 92% physically occupied. However, due to low occupancy throughout the early part of 2009, operations were below breakeven for the year. All units have been qualified as of October 2009 but maintaining high physical occupancy has been a challenge. Due to deteriorating economic conditions in the area, many seniors decided to move back with their children. Despite aggressive market outreach, traffic has been slow. Many potential senior residents are unable to sell their houses. To attract residents, management is advertising on local buses and in all local newspapers and offering one month free rent as a referral fee to its current residents. Also, management hosts monthly bingo sessions and offers daily blood pressure screenings. Based on a 2010 budget provided by the management company the property is expected to operate above breakeven by March 2010. Mortgage, real estate taxes and property insurance are current. The operating general partner continues to fund all operating deficits as necessary.

Jackson Partners, LP, (Arbor Park Apartments) is a 160-unit property located in Jackson, Mississippi. Through the fourth quarter of 2009, the property has operated well above breakeven with the help of improved occupancy, a low floating interest rate on its debt, and management's efforts to lower expenses. As of December 31, 2009 the property was 88% occupied, and occupancy has averaged 89% for the year. This is a vast improvement from the 2008 average occupancy of 78%. Operations suffered in 2008 because of the evictions of some troublesome residents and competition from the new supply of single-family tax credit homes that were in lease-up. In order to compete with the new competition, management is currently promoting move-in specials including one free month of rent, no security deposits, and waiving application fees. To retain residents and decrease turnover, management is offering incentives to current residents including carpet cleanings, touch-up painting, and a renewal concession of half off first month's rent. Despite occupancy in the high 80% range, the property can support above breakeven operations due to low debt service payments on its debt (tax free bond financing). The turnover decreased in the fourth quarter due to increased retention efforts by management. Total operating expenses have shown an improvement through the fourth quarter of 2009. Both administrative expense and bad debt have made significant improvements through the fourth quarter. The utility expenses are high due to exorbitant water rates in the City of Jackson. Management continues to contact the city about potentially lowering rates, but has been unsuccessful. Management has also appealed its real estate taxes but was not granted abatement. The investment general partner performed a management review and site inspection in October of 2009. The property manager appears qualified for the position and the physical condition of the property was good. All taxes, insurance and mortgage payments are current.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. In 2008, the property operated above breakeven, despite a drop in occupancy from 2007 levels. The property was helped by the low floating rate on its debt financing. Through the fourth quarter of 2009, the property continues to operate above breakeven because of the low debt rate, increased occupancy, and management's efforts to decrease expenses. Occupancy had struggled for the first half of 2009 due to management's inability to obtain funding necessary to turn vacant units. The investment general partner addressed this issue with the operating general partner in the second quarter of 2009. The investment general partner suggested that the operating general partner contact the lender in regards to releasing the replacement reserve money directly to the contractors as the work is being completed. In the past the operating general partner would have to pay for the work up front, and then be reimbursed once the work was completed. The lender has agreed to release the reserve money early. The work on the majority of the non-rent ready units was completed in the third quarter and the remaining work was completed in the fourth quarter. As of December 31, 2009 the property was 88% occupied. The investment general partner and management continue to work together to address turnover and stabilize occupancy. To further improve occupancy, management has increased local advertising and is currently offering a $99 move-in special. Management revised their screening and collections policies to make them more stringent, but management did see an increase in evictions in the fourth quarter due to non-payment. Management advised that this is very typical for this property due to the holidays. To retain residents, management has increased activities at the site to make residents feel more at home. They continue to have at least two events per month that include birthday parties, holiday parties, and GED classes with additional activities for the children held through the summer months. Both the accounts payable and the bad debt balance showed improvement at the end of the fourth quarter. Since the property never converted to a fixed rate financing, all operating deficits are guaranteed by the operating general partner's completion guarantee. The investment general partner will continue bi-monthly conference calls with the regional manager to monitor operations and ensure that occupancy continues to improve. All tax, mortgage, and insurance payments are current.

Series 30

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 30 reflects a net loss from Operating Partnerships of $(482,740) and $(408,318), respectively, which includes depreciation and amortization of $916,802 and $856,568, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

JMC, LLC (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. Occupancy was strong in 2008 averaging 94%. Occupancy averaged 91% through the third quarter of 2009, but dipped to 85% in December 2009. The property continues to lose residents due to the closure of a nearby military base, which was a major employer in the area. Management has expanded marketing efforts which include advertising in several local newspapers, sending a direct mailing to approximately 12,000 households in the area, online advertising through Craigslist and the Maine Housing website, and adding new signage at the property. The investment general partner will continue to monitor the success of these marketing efforts.

Despite strong occupancy, the property operated below breakeven in 2008 due to high operating expenses. Utilities are an issue for the property and fluctuate with seasonal demand. The operating general partner continues to research alternative energy systems throughout his portfolio including JMC. The operating general partner and his energy group visited the investment general partner in October 2008 to discuss the energy alternatives he is researching. At JMC, he has researched a "Co-Gen" energy system which utilizes micro-turbines and natural gas to produce heat as a by-product; however, he has not made plans to move forward with any new systems at this time. Contractual services were also high in 2008 because the grounds service company was not billing the property in a timely manner. Accumulated invoices from 2007 were all received in the first quarter of 2008. The property terminated its contract with this company and grounds are now maintained in-house. To further reduce expenses, Pen Bay Builders took over the full janitorial contract in 2008. Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly. The issue has been corrected, but the property was charged for several 2007 amounts in 2008. Bad debt was also an issue for the property in 2008. This was a result of poor on-site management. The on-site manager was not being aggressive enough on rent collections and has been terminated. The property continues to operate below breakeven in 2009 due to high operating expenses and decreased occupancy. Utilities were over budget in the first quarter because of higher than expected gas prices. Maintenance expenses were high due to several unexpected expenses in the first quarter. A tenant accidentally flooded their bathtub, which damaged their unit and the unit below. The units required cleaning and carpet cleaning to repair the water damage. The property also had multiple HVAC service calls in the first quarter, which contributed to high maintenance expenses. A new on-site manager and new regional manager were assigned to the property in the second quarter of 2009. The investment general partner visited the property in the third quarter of 2009 to inspect the property and evaluate the new on-site manager. The property does not have the funds necessary to address some of the larger aesthetic site improvements; however, the investment general partner was pleased to find the property and grounds were clean and well maintained under the new management team. The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. The property has had inconsistent occupancy levels since 2003. In 2008, occupancy remained consistent at 90%. In 2009, occupancy floated downward to 77% during the second quarter, but has since rebounded to end 2009 at 89%. Total expenses, including debt service, were in line with the budget. The condition of the property continues to improve with the available cash on hand.

Other tax credit communities in the area have been able to operate with higher occupancy levels while also having the ability to charge higher rents than Western Trails. This is primarily due to them being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. Western Trails continues to struggle with the ability to improve curb appeal as well as maintain a high level of tenant retention. There are four major competitors located within a few miles of Western Trails Apartments II. Fortunately, there is redevelopment and growth taking place nearby including a small retail mall that has 70% of the stores open as of the end of the fourth quarter, proposed improvements of the recreational fields and the construction of a large outlet mall projected to open in 2010.

As of the fourth quarter of 2009, the management company successfully pre-leased two additional units for January 2010 occupancy. Starting at the end of the third quarter, management was able to reinstitute advertising the property in the monthly rental magazines. There are unpaid prior years audit fees that need to be remitted in order for the CPA to generate a final audit for 2009. The operating general partner has negotiated a 20% reduction in the 2009 audit fees, pending the outstanding balances being made current. The operating general partner verbally committed to pay down these outstanding fees in the first quarter so that the 2009 audit will be released by the end of January 2010. The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location. Despite average occupancy of 87% during 2007, the property operated above breakeven mainly due to a rent increase implemented during the year. The 2007 occupancy declined due to evictions of undesirable tenants involved in drug related activity. At that time, the management company immediately trained a new site manager and focused on marketing and outreach. As a result, occupancy showed signs of improvement averaging 90% for 2008, with a further increase to 97% in 2009, but the property continues to operate below breakeven. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantees through June 2011. Deficits were funded largely by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in April of 2009.

Through the fourth quarter of 2009, the property operated below breakeven primarily due to high utilities, unexpected pool repairs, additional advertising expenses on billboards, low occupancy, and the addition of a private security company. In mid-July, the site manager resigned and took a number of residents with her to a new property. Consequently, occupancy dropped to 79%. At the end of the fourth quarter, occupancy decreased to 73%. A new site manager was hired at the end of July. The new site manager has incorporated pizza box marketing in conjunction with Domino's, as once a week residents and local community members can buy pizzas on the property for $5. Management also implemented "Billboard" marketing off the main highway in order to attract prospective tenants who use the highway as a main source of transportation. During the fourth quarter of 2009 management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The new site manager's primary focus is on creating resident retention initiatives such as after school programs. Currently, occupancy is low due to recent gang activity occurring on or around the property. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock. The operating general partner has financed all 2009 operating deficits and will continue to do so in 2010. All tax, insurance, and mortgage payments are current.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA. The property had a steady decline in occupancy throughout 2008. Occupancy declined from 90% in July 2008 to 75% at year-end. However, occupancy improved greatly in 2009 because of management's leasing and marketing efforts and ended the year at 92%. The property has no rental assistance, which contributed to its historic problems with vacancy. The property operated slightly below breakeven in 2009 because of the high vacancy in the early part of the year. To address the vacancy challenge, management advertised in local and regional newspapers and invested in additional signage. They also listed the property in the Renter's Guide Book and reached out to all local HUD offices and local social service organizations to make them aware that the property had apartments available. Further, management offered a prorated concession to people who move in immediately in an effort to fill vacancies quicker. All of these efforts have paid off, and occupancy is no longer an issue.

West Swanzey Affordable Housing Associates (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH. Despite strong occupancy, the property operated below breakeven in 2008 due to a large increase in operating expenses; specifically, maintenance expenses and real estate taxes. A new property manager was assigned to the property in March 2008. Upon takeover, the new manager inspected all of the units, which resulted in several evictions as a result of illegal live-ins and/or poor condition of the units. The new manager inspects units more frequently to avoid unanticipated high turnover costs. Management does not anticipate any further issues with tenants, but the turnover costs were high for the evicted units in 2008. The property also experienced two sewage pump failures in 2008, which required extensive work and contributed to the high operating expenses. Property taxes in the area increased significantly in 2008. The tax rate and the building's assessed valuation both increased in 2008. In 2009 the operating general partner had the property re-assessed, resulting in decreased taxes that are in line with tax expenses prior to 2008. Operating expenses have decreased from 2008, but are still considered high compared to the investment general partner's averages. Occupancy continues to be strong with a 95% average through the fourth quarter of 2009; however, the property continues to operate below breakeven due to high operating expenses. The investment general partner contacted management regarding rent levels, which are not sufficient to cover operating expenses. According to management, effective January 1, 2010, all rents will be increased to the maximum allowable tax credit rent. The investment general partner will continue to monitor the impact the increased on occupancy and collections. All tax, insurance, and mortgage payments are current. The operating general partner and his affiliates continue to fund deficits as needed.

Series 31

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 31 reflects a net loss from Operating Partnerships of $(1,089,674) and $(780,316), respectively, which includes depreciation and amortization of $2,316,798 and $2,301,755, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 76% at the end of the fourth quarter of 2009. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents on or near the property. Management hired a police officer to patrol the site and is working with the local police department for extra patrols and support. These actions appear to be working. Recently, the utility deposit was increased to $300 from $185 by the City of Canton. Several applicants were delayed moving in until they have enough money saved to pay for the utility deposit. Management has taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers, and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager on the site and extra personnel have been hired to prepare vacant units for occupancy. Management has been successful in controlling operating expenses in 2009 compared to 2008 levels. As the result, even though the occupancy remains low, the property was able to operate above breakeven through December 2009.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development located in Biddeford, ME. The property operated below breakeven in 2008 due to low occupancy, high bad debt and increased operating expenses. Occupancy dropped below 90% in July 2008 and averaged 86% through the third and fourth quarters. The property continued to struggle with occupancy in the first half of 2009. The property had several move-outs and evictions while continuing to face competition from a number of housing options available in the area. There are homes available for rent in the surrounding area at comparable rents. Management has increased advertising efforts which include on-line sources such as Craigslist and Uncle Henry's Swap & Trade, which both offer free searchable classified ads, as well as advertisements in local newspapers. Management has also implemented a $200 resident referral bonus. The advertising efforts generated rental inquiries at the property; however, the majority of the applicants only met the 40% requirement while the property had only 60% units available. The district manager spoke with Maine State Housing Authority regarding renting three of the long-term vacant 60% units at the 40% rent level. Maine State Housing Authority approved the request in the first quarter of 2009. With state approval, management was able to rent several additional units and occupancy increased from an 82% average in the first quarter of 2009 to an 88% average in the second quarter. Occupancy further improved with a 96% average in the third quarter, and is 96% occupied in December 2009. Bad debt was high at the property in 2008. The on-site manager was not being aggressive enough with rent collection. In addition, the manager had a relationship with two tenants who became unemployed. Due to the manager's relationship with the tenants, he allowed them to stay after they had stopped paying rent. The manager was removed from the property in the third quarter of 2009, and the district manager has implemented a policy throughout the entire portfolio where any tenants that have not paid rent by the 16th of the month will automatically receive a "7 Day Notice to Quit." With this new policy, bad debt has stabilized in 2009. Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly. The issue has been corrected, but the property was charged for several 2007 amounts in 2008. Maintenance expenses were high in 2008 due to bed bug treatment required at the property. The treatment was completed in 2008. Operating expenses have stabilized in 2009; however, as a result of low occupancy in the first and second quarters, the property is operating below breakeven year-to-date. Management expects some expenses to increase with seasonal demand, but does not anticipate any additional operational issues at this time. The property is expected to operate above breakeven in upcoming quarters with improved occupancy. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company.

Level Creek Partners, L.P (Plantation Ridge) is a 218-unit (130 LIHTC units) family property located in Sugar Hill, GA. Due to weak and declining economic conditions throughout 2008, many employers closed or significantly reduced employee hours. As a result of hourly-wage employment composing a large portion of the property's tenant base, the number of move-outs and evictions increased. In the first quarter of 2009, occupancy reached 77%, declining from a previous 2008 annual average of 88%. Due to the property's location in an isolated neighborhood, traffic has been limited; however, management has been aggressively marketing the community. The manager has been targeting the Hispanic community, with print ads in the Hispanic newspaper, and by hiring a bi-lingual assistant manager in June. Two billboards on a heavily traveled highway have also been rented, one facing northbound and the other southbound, to capture commuter traffic. Finally, management has implemented rental concessions. By the end of the third quarter, occupancy improved to 94%, and has since remained strong, ending the fourth quarter of 2009 at 90%, but 2009 operations are below breakeven. The investment general partner will continue to work with management in an effort to stabilize operations in 2010. The mortgage, real estate taxes, and insurance payments are current.

Series 32

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2009, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2009 and 2008, Series 32 reflects a net loss from Operating Partnerships of $(1,066,508) and $(1,201,048), respectively, which includes depreciation and amortization of $1,826,482 and $1,999,937, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. The Low Income Tax Credit Compliance period expires in 2010. In 2008, occupancy averaged 99%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents approximately 50% of its total income. Despite 100% occupancy as of December 2009, the property continued to operate below breakeven. The operating general partner continued to fund operating deficits. An operating reserve in the amount of $25,000 was established at closing in 1997, and those funds are being utilized to keep the mortgage payments current. Mortgage, taxes, insurance and payables are current.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2010, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Sayreville Senior Housing Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,826,428 and cash proceeds to the investment partnerships of $7,500 and $7,500 to Series 32 and Series 33, respectively. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. During the 2005-2007 period the property operated below breakeven as a result of low occupancy (79% in 2006 and 86% in 2007). Cash deficits were ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five different management companies. Finally, in early 2008 in connection with a portfolio-wide debt restructuring, the current third party management company was engaged. This management company appears much stronger than any of the previous management firms. Occupancy improved to 92% in 2008 and 93% in 2009. During 2009, the property operated slightly below breakeven. Although the quality of the tenant base and rent collections improved in 2009, maintenance expense due to unit turnovers has been high, concessions are being offered, and rental rates were decreased slightly in an effort to increase traffic. Occupancy reached a high of 100% in July 2009 and averaged 98% for the last six months of 2009. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage and taxes are current.

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

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Occupancy was at 100% as of December 2009. However, tenant collections remained an issue and accounts payable continue to increase, resulting in below breakeven operations. After an 8% rent increase in 2009, they were also approved for 14% increase for 2010. To help combat the continued increase in utility costs, management is installing water and sewer retrokits provided by the Department of Water and Sewer that are expected to realize a 15% annual savings in water and sewer costs. Management has also deployed a three year plan to increase revenue by adjusting the 2008 tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. The investment general partner continues to work with the operating general partner to improve operations. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). General legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The investment general partner met with the operating general partner and management and completed a site inspection during the second quarter of 2009. The site visit revealed that the property was in very good condition. Management indicated that the main area of concern is high accounts payable, which are predicated upon high accounts receivable. The property's goal is to pay down all 2007 and 2008 past due payables by the end of the first quarter 2010. The increase in the aforementioned tenant maintenance charges will supplement this goal. The mortgage and insurance are current. The property is exempt from real estate taxes.

Series 33

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 33 reflects a net loss from Operating Partnerships of $(513,985) and $(422,796), respectively, which includes depreciation and amortization of $896,360 and $908,189, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. The Low Income Tax Credit Compliance period expires in 2010. In 2008, occupancy averaged 99%, but the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents approximately 50% of its total income. Despite 100% occupancy as of December 2009, the property continued to operate below breakeven. The operating general partner continued to fund operating deficits. An operating reserve in the amount of $25,000 was established at closing in 1997, and those funds are being utilized to keep the mortgage payments current. Mortgage, taxes, insurance and payables are current.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2010, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Sayreville Senior Housing Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,826,428 and cash proceeds to the investment partnerships of $7,500 and $7,500 to Series 32 and Series 33, respectively. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93%, but increased operating expenses caused the property to operate below breakeven. As a result of a number of deaths and illnesses, occupancy declined to 66% as of December of 2009. In order to increase occupancy, management continues outreach to the local social service organizations in the area. There have been significant reductions in administrative and maintenance expenses throughout the year, but the property continues to operate below breakeven. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  Through the fourth quarter of 2009 the property operated below breakeven. Operations have declined due to a decrease in occupancy, an increase in bad debt, high administrative expenses, high taxes, and a large increase in maintenance expense.  Occupancy decreased to 85% at the end of the fourth quarter of 2009.  Management has advised that the decline in occupancy is due to job losses in the area and security concerns at the property. The Dallas, Georgia market has seen a significant reduction in jobs in 2009. Many of the local businesses and construction companies have cut back, resulting in migrations out of the area. The property also had two shootings in 2009. This has hurt the property's reputation. Management has advised that the shootings were isolated incidents and they do not believe the site will see any additional violence. Management is working hard to improve the property's reputation and has had a courtesy office move to the site since the last shooting. The high bad debt is due to residents losing their jobs and being unable to pay rent. Management is currently reviewing their screening policy to ensure it is stringent enough for this market. To decrease bad debt, management has increased collection efforts. They have started to hand deliver late notices on the sixth day of the month and eviction notices are delivered on the tenth of each month. Bad debt still remains high but has shown improvement since 2008. Administrative expenses have also shown improvement since 2008, but are still considered high.  They are high due to increased advertising and the additional staff needed to help increase and stabilize occupancy at the property.  The taxes continue to increase in the City of Dallas.  Management has been unsuccessful in their discussions with the City to reduce the taxes.  Maintenance expenses have increased due to high turnover, roof repairs, plumbing repairs, pool repairs, and fire and safety updates.  Many of these expenses are considered capital expenses and money from the replacement reserve will be used to pay these costs.  The accounts payable balance is still high and the investment general partner will continue to discuss this issue with the operating general partner.  The operating general partner has advanced money to help fund payables but additional funds will be needed. The operating deficit guarantee has expired but the operating general partner has advised that they will continue to fund deficits and advance money to pay down payables.  All taxes, insurance and mortgage payments are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME, which has historically operated below breakeven due to high utility costs. The property had also struggled with vacancies in prior years, but occupancy improved and stabilized in 2008 with a 92% average. Occupancy remained strong averaging 96% through the third quarter of 2009, but has dropped to 85% in December 2009. Occupancy is expected to rebound in upcoming quarters. Despite stable occupancy, Stearns Assisted Housing Associates continues to operate at a deficit due to fuel costs resulting from an inefficient heating system. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. The operating general partner researched many alternative energy systems and concluded that Chip-Tech, which is a heating system, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat, would substantially reduce the heating costs at the property. Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system. The proposal passed the "technical merit" portion of the approval process in the first quarter of 2009; however, the Authority would not provide financial approval because the property cannot support the additional amount of debt which would be required to implement any major changes at the property. At the request of the Authority, the general partner and investment limited partner attended a meeting in September 2009 to discuss the issues at Stearns Assisted and the options available to improve operations at the property. Since Stearns Assisted cannot support the amount of additional debt required for major changes, at the September meeting, the Authority agreed to research financing options which would help the property implement less expensive improvements such as weatherization and other energy saving components.

Prior to exploring or recommending any financing options, the Authority requested a letter from the investment general partner stating the special limited partner is in support of the concept of exploring financing options to assist in the implementation of energy improvements at Stearns Assisted Housing Associates. The investment general partner provided the letter of support to the Authority and the operating general partner in September 2009. The operating general partner is expecting a decision on the financing options from the Authority in the first quarter of 2010. If approved, the Authority provides 100% financing up to 30 years at a fixed rate of 4.75%. Any proposals from the Authority would also require approval from the investment limited partner and HUD. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Series 34

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 34 reflects a net loss from Operating Partnerships of $(761,673) and $(877,301), respectively, which includes depreciation and amortization of $1,622,608 and $1,689,978, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009. Occupancy dropped to 68% at the end of the fourth quarter of 2009. The property experienced increased turnover because of soft market conditions. The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions/skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management's inability to enforce a stringent collection policy contributed to the increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and results in operating deficits. The operating general partner addressed the problem of ineffective management by replacing the management company in December of 2009. The new management team has implemented a "no tolerance" policy to enforce collection rules. Residents are now charged for damages and lease violations and are being evicted if necessary. Management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Flyers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The new manager has been working diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers; the current wait to receive a voucher is approximately eight months. Management has also added concessions and other incentives to improve occupancy. Management is currently offering one month of free rent prorated over a 12-month lease, a $250 resident referral gift card, and a "look and lease" special of a $100 gift card. To minimize turnover and boost resident retention management continues to organize monthly social events at the property. Despite these efforts, the vacancy rate remained high in the fourth quarter of 2009, and the property was not able to breakeven. Management completed a telephone survey of the surrounding housing and found that most properties in the area are experiencing occupancy issues as well. The property's mortgage, real estate taxes and insurance are current. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required.

Hwy 18 Partners, LP (Summer Park) is a 216-unit property located in Jackson, MS. Through the fourth quarter of 2009, the property continues to operate above breakeven because of the low floating interest rate on its bond financing and management's efforts to lower expenses. As of December 31, 2009, the property was 88% occupied. It averaged 88% occupancy for the year. Low occupancy through the fourth quarter of 2009 was due to competition from a new 375-unit single-family home development near the property that completed construction in 2008. Management turnover at the property also had a negative impact on occupancy. The single-family homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase leasing traffic. To help retain residents, management has increased activities at the site. They feel that by creating more of a community feel at the property, they will be able to retain more residents. Management has advised they have seen a decrease in turnover and expect occupancy to increase in 2010. Despite 88% occupancy, the property can support above breakeven operations due to low debt service payments on the bonds. The investment general partner visited the property in October of 2009 to conduct a physical evaluation of the property and assess management. The property appeared to be in good condition and the new property manager appeared capable. The management company has also advised that they are in the process of hiring a second regional property manager for the Jackson, MS market. They feel that hiring a second regional property manager will provide the required oversight and attention to help improve occupancy and maintain above breakeven operations. The management company expected to have the second regional manager in place in the fourth quarter of 2009, but the hiring date has slipped into the first quarter of 2010. All operating deficits are guaranteed by the operating general partner's operating deficit guaranty until the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  Through the fourth quarter of 2009 the property operated below breakeven. Operations have declined due to a decrease in occupancy, an increase in bad debt, high administrative expenses, high taxes, and a large increase in maintenance expense.  Occupancy decreased to 85% at the end of the fourth quarter of 2009.  Management has advised that the decline in occupancy is due to job losses in the area and security concerns at the property. The Dallas, Georgia market has seen a significant reduction in jobs in 2009. Many of the local businesses and construction companies have cut back, resulting in migrations out of the area. The property also had two shootings in 2009. This has hurt the property's reputation. Management has advised that the shootings were isolated incidents and they do not believe the site will see any additional violence. Management is working hard to improve the property's reputation and has had a courtesy office move to the site since the last shooting. The high bad debt is due to residents losing their jobs and being unable to pay rent. Management is currently reviewing their screening policy to ensure it is stringent enough for this market. To decrease bad debt, management has increased collection efforts. They have started to hand deliver late notices on the sixth day of the month and eviction notices are delivered on the tenth of each month. Bad debt still remains high but has shown improvement since 2008. Administrative expenses have also shown improvement since 2008, but are still considered high.  They are high due to increased advertising and the additional staff needed to help increase and stabilize occupancy at the property.  The taxes continue to increase in the City of Dallas.  Management has been unsuccessful in their discussions with the City to reduce the taxes.  Maintenance expenses have increased due to high turnover, roof repairs, plumbing repairs, pool repairs, and fire and safety updates.  Many of these expenses are considered capital expenses and money from the replacement reserve will be used to pay these costs.  The accounts payable balance is still high and the investment general partner will continue to discuss this issue with the operating general partner.  The operating general partner has advanced money to help fund payables but additional funds will be needed. The operating deficit guarantee has expired but the operating general partner has advised that they will continue to fund deficits and advance money to pay down payables.  All taxes, insurance and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven in the 2005-2007 period as a result of low occupancy. Occupancy averaged 81% for the years 2005, 2006, and 2007, and the property suffered cash losses of ($50,619), ($71,828) and ($66,013) in those years, respectively. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five management companies. In early 2008, in connection with a portfolio wide restructing, the current third party management was engaged. This management company appears much stronger than any of the past management firms, and occupancy for 2008 improved to 87%. The property operated above breakeven during 2009 due to an increase in occupancy over the prior years, and an overall reduction in operating expenses. Average occupancy for 2009 was 88%. Management is currently offering a reduced security deposit and eliminated the application fee, and has increased marketing through radio advertisements and flier inserts in the local newspaper. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments. As of December 31, 2009, the Operating Partnership is two months delinquent on its mortgage, versus three months delinquent as of September 30, 2009. The Operating Partnership planned to bring the mortgage current by January 1, 2010 in order to avoid a default on the mortgage but was unable to do so. The Operating Partnership has not received a formal default notice. Although the 2007 real estate taxes were recently paid in the second quarter 2009, the 2008 real estate tax payment remains outstanding. The operating general partner is hoping to pay the 2008 real estate taxes during the first half of 2010. The investment general partner is exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantees through June 2011. Deficits were funded largely by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in April of 2009.

Through the fourth quarter of 2009, the property operated below breakeven primarily due to high utilities, unexpected pool repairs, additional advertising expenses on billboards, low occupancy, and the addition of a private security company. In mid-July, the site manager resigned and took a number of residents with her to a new property. Consequently, occupancy dropped to 79%. At the end of the fourth quarter, occupancy decreased to 73%. A new site manager was hired at the end of July. The new site manager has incorporated pizza box marketing in conjunction with Domino's, as once a week residents and local community members can buy pizzas on the property for $5. Management also implemented "Billboard" marketing off of the main highway in order to attract perspective tenants who use the highway as a main source of transportation. During the fourth quarter of 2009 management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The new site manager's primary focus is on creating resident retention initiatives such as after school programs. Currently, occupancy is low due to recent gang activity occurring on or around the property. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock. The operating general partner has financed all 2009 operating deficits and will continue to do so in 2010. All tax, insurance, and mortgage payments are current.

Series 35

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 35 reflects a net loss from Operating Partnerships of $(689,406) and $(788,301), respectively, which includes depreciation and amortization of $1,170,983 and $1,300,650, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. The property maintained an average occupancy of 86% in 2008, with below breakeven operations. In 2009, occupancy has averaged 83%, but increased to 84% as of December 31, 2009. The property continues to operate below breakeven. The primary reasons for below breakeven operations are high vacancy and bad debt. The lack of income has affected management's ability to pay bills, resulting in high payables. Furthermore, due to poor pre-screening standards on the part of management, tenant receivables continue to be an issue at the property. Management continues to try to improve occupancy as well as their collection efforts.

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

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. The property operated below breakeven through the fourth quarter of 2009 as a result of low occupancy and increased expense levels. As of December 31, 2009, the property was 87% occupied. Occupancy decreased in the fourth quarter of 2009 mostly as a result of residents' job losses. To increase occupancy, management is offering a move-in special of one-month free rent or a monthly discount based on the size of the unit. Management anticipates improved occupancy in the first quarter of 2010 as three prospective residents have been qualified by management and are scheduled to move in. Management implemented a $10 rent increase in the beginning of the third quarter, which increased gross potential rent by approximately $8,160 per annum. Administrative expenses were high in the fourth quarter due to the one time purchase of office supplies and the additional costs incurred in advertising as a result of low occupancy. In the fourth quarter the property manager was replaced. Administrative expenses were also high as the property was incurring double payroll expenses while the prior property manager was training the new property manager. The property also incurred relocation costs due to the transfer of the new property manager to the site. Maintenance expenses were high in the fourth quarter as a result of turnover. These costs included carpet and vinyl replacement, siding and shingle repair, microwave and refrigerator replacement, and water heater replacement. The improvements cost $7,013 and were funded in the fourth quarter of 2009 from the replacement reserve. Maintenance expenses are expected to normalize in the first quarter of 2010, as management does not anticipate any further significant improvements to the property in the short term. In the first quarter of 2010, the investment general partner will continue to monitor the property's expense levels and management's leasing efforts to ensure occupancy increases. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. The property operated slightly below breakeven in 2008, due to an average occupancy of 88%. The property struggles with low occupancy due to soft market conditions. Low occupancy has continued to be an issue at this property because of the increased competition in the primary market area. Management did not adapt their marketing plans to address the increased competition quickly enough. In addition, the regional manager has stated that the market area offers a limited number of eligible prospects because the maximum income limits used to qualify residents are too low. The management team has been working diligently to rebuild the tenant base and revamp their outreach program. They focused on strengthening the resident base, increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. As of December 31, 2009, the property was 91% occupied. Management reports that the resident profile and resident retention have both greatly improved. The property continued to operate below breakeven through the fourth quarter of 2009 due to leasing concessions and fluctuating occupancy levels throughout the year. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations.

Series 36

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 36 reflects a net loss from Operating Partnerships of $(368,352) and $(356,333), respectively, which includes depreciation and amortization of $796,950 and $792,577, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has had strong operations. Average occupancy for 2009 was 96%. Management took several units off-line for repairs in June 2008, causing occupancy to drop to 90% by the end of the fourth quarter of 2008. The property requires very high occupancy, ranging from 97% to 98%, to maintain operations above breakeven, due to its high debt service; so the drop in occupancy resulted in below breakeven operations. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage.

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

Due to constrained funds, the property has alternated between paying vendors and meeting its debt service. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current partially through a release of funds from the Operating Partnership's debt service reserve, but are again about one month in arrears.

In March 2008, the operating general partner replaced the management agent. The new agent appears to be skilled in all areas of Low Income Housing Tax Credit property management and has been working to address the issues noted above, as well as performing mold remediation on affected units. As a result, the property passed its HUD inspection in July 2009. Some of the balcony repair costs were paid out of the property's replacement reserve. The investment general partner will continue to monitor the progress of each issue, including improving occupancy. The investment general partner continues to press the operating general partner to either continue funding deficits in a timelier manner or step out of the operating general partner role consensually. Although the debt payments have not yet been accelerated and foreclosure proceedings have not begun, if the operating general partner discontinues funding deficits, the property could face foreclosure in 2010. A foreclosure sale occurring in 2010 would require the Operating Partnership to recognize estimated tax credit recapture and penalty interest of approximately $443,925, equivalent to $206 per 1,000 BACs.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK. Occupancy started to decline in the second quarter of 2008, ending the year with an average occupancy of 82% and below breakeven operations. However, the regional manager began spending more time onsite, marketing efforts improved and occupancy increased to 89% in December 2008. Occupancy has been stable in 2009, averaging 93% for the year, but the property is expected to operate below breakeven due to increased maintenance costs. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current.

Riverview Bend Limited Partnership (Riverview Bend) is a 94-unit property located in Crystal City, MO. On June 23, 2009 there was a fire at the property. Two units were a complete loss and four other units had significant damage. There were no injuries as a result of the fire. The fire department and insurance carrier delayed the rehab work to the six down units due to the long investigation time. The rehab work was also delayed because management did not agree with the original amount that the insurance company was willing to pay and had to renegotiate the amount of insurance proceeds received. Additionally, it took a long time to receive permits from the City. As of December 31, 2009, all down units have been rehabbed and are back online and occupied. Since the units were repaired by December 31, 2009, there was no recapture. Occupancy and operations have remained strong. The insurance, taxes and mortgage are all current for this deal.

Series 37

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 37 reflects a net loss from Operating Partnerships of $(771,326) and $(901,142), respectively, which includes depreciation and amortization of $1,256,929 and $1,151,623, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Hwy 18 Partners, LP (Summer Park) is a 216-unit property located in Jackson, MS. Through the fourth quarter of 2009, the property continues to operate above breakeven because of the low floating interest rate on its bond financing and management's efforts to lower expenses. As of December 31, 2009, the property was 88% occupied. It averaged 88% occupancy for the year. Low occupancy through the fourth quarter of 2009 was due to competition from a new 375-unit single-family home development near the property that completed construction in 2008. Management turnover at the property also had a negative impact on occupancy. The single-family homes are part of an affordable home ownership program, and the monthly mortgage payments are comparable to Summer Park's monthly rental rates. Management is conducting daily outreach to local businesses and churches to increase leasing traffic. To help retain residents, management has increased activities at the site. They feel that by creating more of a community feel at the property, they will be able to retain more residents. Management has advised they have seen a decrease in turnover and expect occupancy to increase in 2010. Despite 88% occupancy, the property can support above breakeven operations due to low debt service payments on the bonds. The investment general partner visited the property in October of 2009 to conduct a physical evaluation of the property and assess management. The property appeared to be in good condition and the new property manager appeared capable. The management company has also advised that they are in the process of hiring a second regional property manager for the Jackson, MS market. They feel that hiring a second regional property manager will provide the required oversight and attention to help improve occupancy and maintain above breakeven operations. The management company expected to have the second regional manager in place in the fourth quarter of 2009, but the hiring date has slipped into the first quarter of 2010. All operating deficits are guaranteed by the operating general partner's operating deficit guaranty until the Operating Partnership converts to a fixed rate permanent financing. All taxes, insurance, and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. The property maintained an average occupancy of 86% in 2008, with below breakeven operations. In 2009, occupancy has averaged 83%, but increased to 84% as of December 31, 2009. The property continues to operate below breakeven. The primary reasons for below breakeven operations are high vacancy and bad debt. The lack of income has affected management's ability to pay bills, resulting in high payables. Furthermore, due to poor pre-screening standards on the part of management, tenant receivables continue to be an issue at the property. Management continues to try to improve occupancy as well as their collection efforts.

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

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME, which has historically operated below breakeven due to high utility costs. The property had also struggled with vacancies in prior years, but occupancy improved and stabilized in 2008 with a 92% average. Occupancy remained strong averaging 96% through the third quarter of 2009, but has dropped to 85% in December 2009. Occupancy is expected to rebound in upcoming quarters. Despite stable occupancy, Stearns Assisted Housing Associates continues to operate at a deficit due to fuel costs resulting from an inefficient heating system. In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost do-it-yourself operations or maintenance procedures, and capital improvement projects. Management implemented the low cost operations and maintenance procedure recommendations, including weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the main problem is that too much of the building is heated but not occupied due to inefficient use of space. The commission recommended that the heating system be rezoned and an energy management system that sets back the temperature in areas when they become unoccupied should be installed. The operating general partner researched many alternative energy systems and concluded that Chip-Tech, which is a heating system, which uses wood chips, and even garbage (under EPA standards) rather than oil to produce heat, would substantially reduce the heating costs at the property. Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology. The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he is researching throughout his portfolio including Stearns Assisted. The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system. The proposal passed the "technical merit" portion of the approval process in the first quarter of 2009; however, the Authority would not provide financial approval because the property cannot support the additional amount of debt which would be required to implement any major changes at the property. At the request of the Authority, the general partner and investment limited partner attended a meeting in September 2009 to discuss the issues at Stearns Assisted and the options available to improve operations at the property. Since Stearns Assisted cannot support the amount of additional debt required for major changes, at the September meeting, the Authority agreed to research financing options which would help the property implement less expensive improvements such as weatherization and other energy saving components.

Prior to exploring or recommending any financing options, the Authority requested a letter from the investment general partner stating the special limited partner is in support of the concept of exploring financing options to assist in the implementation of energy improvements at Stearns Assisted Housing Associates. The investment general partner provided the letter of support to the Authority and the operating general partner in September 2009. The operating general partner is expecting a decision on the financing options from the Authority in the first quarter of 2010. If approved, the Authority provides 100% financing up to 30 years at a fixed rate of 4.75%. Any proposals from the Authority would also require approval from the investment limited partner and HUD. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 87% in these years, respectively. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements. Average occupancy during the fourth quarter of 2009 was 86%; however, with early January 2010 activity occupancy should be approximately 91% by the end of the month.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer principal payments. As a result, principal payments in 2006, 2007, 2008, and 2009 were deferred. The Operating Partnership remains current on the interest portion of its debt service. The operating general partner recently received a one-year extension on the debt. The real estate taxes for 2008 are expected to be paid by March 31, 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase.

The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Series 38

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2009, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 38 reflects a net loss from Operating Partnerships of $(461,428) and $(347,940), respectively, which includes depreciation and amortization of $853,043 and $872,687, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy has steadily decreased from 85% in 2007 to 83% in 2008, then to 75% in 2009. Occupancy has increased to 80% as of December 31, 2009, but continues to operate below breakeven. According to management, maintaining high occupancy has been difficult because of a declining market and lack of qualified residents due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. The property continues to operate below breakeven due to low occupancy and high bad debt. In addition, maintenance expenses have been high as a result of increased turnover costs. The investment general partner recently met with the operating general partner and visited the site in September 2009. The property is very well maintained, and shows nicely as a result of recent capital improvement projects of exterior painting and re-striping of the parking lot. In addition, all files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize.

Series 39

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 39 reflects net loss from Operating Partnerships of $(500,890) and $(486,528), respectively, which includes depreciation and amortization of $720,495 and $784,480, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy has steadily decreased from 85% in 2007 to 83% in 2008, then to 75% in 2009. Occupancy has increased to 80% as of December 31, 2009, but the property continues to operate below breakeven. According to management, maintaining high occupancy has been difficult because of a declining market and lack of qualified residents due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. The property continues to operate below breakeven due to low occupancy and high bad debt. In addition, maintenance expenses have been high as a result of increased turnover costs. The investment general partner recently met with the operating general partner and visited the site in September 2009. The property is very well maintained, and shows nicely as a result of recent capital improvement projects of exterior painting and re-striping of the parking lot. In addition, all files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize.

Timber Trails I Partnership (Timber Trails Apartments) is a 32 unit complex located in Ball, LA. The property performed well in 2008 with average occupancy of 89% and above breakeven operations. Occupancy improved in 2009 and ended the year at 97% occupied. Despite this improvement, the property operated below breakeven for the year due to a large increase in maintenance costs. Maintenance expenses increased from $18,141 in 2008 to $55,756 in 2009. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. Some of these expenses will be funded from the replacement reserve account. The investment general partner is currently considering an operating general partner transfer for Timber Trails I in addition to 52 other properties of the operating general partner located throughout northern Louisiana. The transfer will be finalized in the first quarter of 2010. The investment general partner will continue to monitor occupancy at the site as well as completion of the RD required repairs.

Series 40

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2009, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 40 reflects a net loss from Operating Partnerships of $(591,118) and $(565,323), respectively, which includes depreciation and amortization of $943,055 and $1,062,795, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 87% in these years, respectively. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements. Average occupancy during the fourth quarter of 2009 was 86%; however, with early January 2010 activity occupancy should be approximately 91% by the end of the month.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer principal payments. As a result, principal payments in 2006, 2007, 2008, and 2009 were deferred. The Operating Partnership remains current on the interest portion of its debt service. The operating general partner recently received a one-year extension on the debt. The real estate taxes for 2008 are expected to be paid by March 31, 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase.

The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. The property operated well is 2008 averaging 88% occupancy with above breakeven operations. Occupancy ended 2009 at 83% and the property operated below breakeven for the year. The operating general partner maintains that a weak local economy has contributed to the low occupancy and several tenants have had to move out. In addition to the low occupancy, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses is due to Rural Development required repairs usually resulting from deferred maintenance at the site. The operating general partner is working with RD to fund some of the repairs from the replacement reserve account. The investment general partner will continue to monitor the repair work as well as the operating general partner's efforts to market the property and improve operations. All taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires in 2015.

Oakland Partnership, a LA Partnership (Oakland Apartments) is a 46-unit complex located in Oakdale, LA. In 2008, the property had average occupancy of 81% and was able to operate above breakeven for the year. Operating expenses were slightly below state averages and the property benefited from other revenue resulting from late fees and forfeited deposits. Occupancy for 2009 averaged 70% and ended the year at 89%. The property operated below breakeven for the year. According to the operating general partner, they have had turnover at the manager position, which has hindered their ability to lease-up the property. They hired a new manager in the fourth quarter and occupancy has improved. The new manager is advertising aggressively and offering move-in specials. The investment general partner will monitor occupancy and property performance moving forward.

Center Place Apartments II Limited Partnership (Center Place Apartments) is a 32-unit complex located in Center, TX. In 2008, the property had average occupancy of 89% and operated above breakeven for the year. Despite the low occupancy, the property was able to generate cash due to low operating expenses. Occupancy at the end of 2009 improved to 94% yet the property operated below breakeven for the year. Operating expenses were up 100% over 2008 figures. Maintenance expenses for 2009 were $61,527 compared to $8,636 in 2008. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. Some of these expenses will be funded from the replacement reserve account. The investment general partner will monitor occupancy at the site as well as completion of the RD required repairs.

Series 41

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 41 reflects a net loss from Operating Partnerships of $(520,354) and $(617,860), respectively, which includes depreciation and amortization of $1,245,582 and $1,338,516, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property located in Mt. Carroll, IL. The property is located in a depressed rural area. In 2006, two of the units lost rental assistance from Rural Development, due to being vacant for at least six months. Those two units remained vacant until January 2009 due to an inability to find tenants who could afford the rents without Rural Development rental assistance. According to the operating general partner, there is little chance of re-attaining the lost rental assistance. The property operated above breakeven in 2008 due to increased revenues and expense savings. Through the fourth quarter of 2009, occupancy was 92% and operations were slightly below breakeven. The mortgage, property taxes, and insurance are current.

Madison Housing Associates II Limited Partnership (Southpark Apartments II) is a 68-unit family property located in Mulvane, Kansas. In 2008 the property operated below breakeven due to vacancy loss sustained in July through October as well as increased administrative and maintenance expenses. Though occupancy improved in 2009, the property continued to operate slightly below breakeven due to high utility expenses. Utility expenses were high due to increased water costs in the city of Mulvane. The investment general partner has suggested management adopt water conservation measures to decrease utility expenses. To ensure above breakeven operations, management has implemented a property manager incentive program based upon occupancy and net operating income. This will motivate the on-site manager to reduce expenses and increase revenue. Since occupancy remains strong, the investment general partner encouraged management to implement a rent increase in early 2009. A rent increase was implemented on April 17, 2009, in the amount of $20 per unit, which increased gross potential rent by approximately $14,400 per annum. The operating general partner has continued to fund all operating deficits despite an expired guarantee. He has stated that he will continue to do so until the end of the tax credit compliance period in 2016. All real estate taxes, insurance and mortgage payments are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership experienced difficulties in 2006 when overall average occupancy of 84% declined to 65%, due to inadequate management, poor tenant rent collection, high eviction rates, and many over-income applicants. New site staff was hired early in 2007 and the site manager was able to restore occupancy to 95% by September 2007. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008. Average occupancy in 2008 was 90%. The occupancy as of December 31, 2009 was 85%, down from 95% as of the end of September 2009. The property continued to operate above breakeven through the fourth quarter of 2009. The investment general partner will continue to monitor operations on a monthly basis. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current.

Marwood Senior Associates, LLC (Marwood Senior Apartments) is a new construction property for the elderly located in Upper Marlboro, Maryland. On May 31, 2008, a hailstorm damaged roof shingles, gutters, and trim. The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage. It was determined that the roof needed to be replaced. Work commenced in the first quarter 2009, and was completed in October 2009. The first check was approved and executed by the investment general partner on June 5, 2009, and the final insurance check was received on January 21, 2010. The investment general partner will work on circulating the final insurance check promptly and forward it along to the appropriate parties. The property averaged 95% occupancy in 2009 and continues to operate above breakeven. All required reserves and escrows are fully funded.

Bienville Partnership (Bienville Apartments) is a 32-unit complex located in Ringgold, LA. In 2008, the property had average occupancy of 88% and operated above breakeven. Despite the low occupancy, the property was able to generate cash. Occupancy at the end of 2009 was 72% and the property operated below breakeven for the year. Maintenance expenses for 2009 were $69,091 compared to $22,860 in 2008. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. Some of these expenses will be funded from the replacement reserve account. A new site manager was hired in the fourth quarter of 2009 and there has been a renewed focus on marketing and advertising. The investment general partner is currently considering an operating general partner transfer for Bienville in addition to 52 other properties of the operating general partner located throughout northern Louisiana. The transfer will be finalized in the first quarter of 2010. The investment general partner will monitor occupancy at the site as well as completion of the RD required repairs.

Series 42

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 42 reflects a net loss from Operating Partnerships of $(959,208) and $(708,719), respectively, which includes depreciation and amortization of $1,289,992 and $1,452,325, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. Throughout 2008, occupancy declined from a high of 90% in January to a low of 69% in December 2008. This was due to a rent increase implemented in 2007. Despite the low occupancy, the property operated above breakeven for 2008 due to reduced operating expenses. Occupancy ended 2009 at 71% and the property operated below breakeven for the year. The operating general partner attributes the vacancies to necessary evictions due to non-compliant tenants. According to the operating general partner, they are advertising locally and offering rental concessions in order to drive traffic to the site. The investment general partner will continue to monitor occupancy at the site. The operating deficit guarantee expired in 2005. The low income housing tax credit compliance period expires in 2016. All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged 90% for 2008 and 2009. The property operated just below breakeven in 2008 and continued to operate below breakeven in 2009, due to low occupancy and high maintenance expenses. Based on the 2009 expenses, the property should be able to breakeven at 93% occupancy. The operating general partner believes that with the change in the operating general partner entity noted above, occupancy will rise, and in turn, operations will improve. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current. Accounts payable stood at $43,000 as of December 2009, down approximately $18,000 from June 2009, but up $2,000 from September 2009.

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

Through the fourth quarter of 2009, the property continued to operate above breakeven with 99% average occupancy year-to-date. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement. Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager's limited tax credit experience and knowledge of the program. A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property's issues and a new site manager began in the beginning of May 2009. This manager has previous tax credit experience as an assistant manager and was promoted from a larger property with the idea that she can deliver focus to this smaller property. Another site visit was conducted at the property in July 2009. Housekeeping and maintenance had improved, but tenant files continued to require attention. The site manager and regional compliance manager corrected all file issues. A 100% recertification and state management review occurred in October 2009, resulting in a satisfactory score. The on-site manager continues to attend LIHTC training provided by the management agent. Four water heater replacements and parking lot repairs have been included in the 2010 budget. This approximate capital expense of $8,000 will be paid from replacement reserves.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is attempting to recapitalize its Colorado portfolio, including HS Housing, but the plan's likelihood for success is uncertain at this time. However, improved management has resulted in increased cash flow across the entire portfolio. The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio's identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June 2009. If the operating general partner fails to complete the capital plan to which it has committed, the investment general partner will consider replacing the operating general partner.

SM Housing, LP (Sunrise Manor Apartments) is a 40-unit property located in Buena Vista, Colorado. On September 7, 2008, there was a fire at the property caused by a resident smoking. There was physical damage to 12 of the 40 units and the residents had to seek temporary shelter until the rehab work was complete. On January 9, 2009, the property passed the final inspection for the rehab work and the Certificates of Occupancy were issued. There was no loss of credits as a result of the down units. Due to the fire and associated costs, the property operated below breakeven in 2008. Through the fourth quarter of 2009, the property operated above breakeven and occupancy was 100%. The investment general partner has been advised that the contractor who did the rehab work has put a lien against the property. The original amount of the lien was $213,308. The operating general partner paid a portion of the outstanding amount owed to the contractor and the lien was reduced to $50,000. In the third quarter, the operating general partner asserted that the insurance company should be responsible for paying the remaining $50,000 which was the cost of housing the residents off-site during the repair of the property. However, the insurance company took the position that housing the residents during the rehab was not included in the insurance coverage plan. The operating general partner and management company paid down an additional $15,000 in the fourth quarter of 2009 and are currently working on a payment plan with the contractor to pay the remaining balance and have the lien removed. The investment general partner will continue to monitor payment to the contractor to ensure the lien is released. All real estate tax, mortgage and insurance payments are current.

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

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units had been repaired and re-occupied. In May 2008, corrected 8823s for the ten units that were off-line were filed with the IRS by the Colorado Finance Housing Agency.

The property operated above breakeven in 2008 with average occupancy of 96%. Through the fourth quarter of 2009, occupancy averaged 97%, and the property continued to operate above breakeven. While management expects improved operations and occupancy to continue going forward, it discovered two units in 2009 in need of structural repairs related to the floor joists. Management obtained bids and work was completed in June 2009 on the first unit. The bid was for $5,000 and was paid from operating cash. This unit was brought back online and was reoccupied in late June. A second unit was vacated in August 2009 and received structural repairs that were completed in November 2009. The repairs were anticipated to be completed during the third quarter of 2009; however, the scope of work increased after further investigation. The contractor honored the original bid of $4,000 and was paid from operating cash. The unit was reoccupied in December 2009. No additional units in need of structural repairs have been discovered. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is attempting to recapitalize its Colorado portfolio, including TS Housing, but the plan's likelihood for success is uncertain at this time. However, improved management has resulted in increased cash flow across the entire portfolio. The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio's identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June 2009. If the operating general partner fails to complete the capital plan to which it has committed, the investment general partner will consider replacing the operating general partner.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property operated below breakeven in 2009. Through the fourth quarter of 2009, average occupancy is 96% and at the end the quarter was 97%. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty. However, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service by an alternative arrangement with the lender so as to allow the property increased cash flow. The operating general partner continues to address settlement concerns by slab-jacking to stabilize movement. All buildings were online and deferred maintenance does not appear to be an issue. The operating general partner is actively repairing drywall cracks, adjusting sticking doors, and repainting impacted units. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,600,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current.

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

Marwood Senior Associates, LLC (Marwood Senior Apartments) is a new construction property for the elderly located in Upper Marlboro, Maryland. On May 31, 2008, a hailstorm damaged roof shingles, gutters, and trim. The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage. It was determined that the roof needed to be replaced. Work commenced in the first quarter 2009, and was completed in October 2009. The first check was approved and executed by the investment general partner on June 5, 2009, and the final insurance check was received on January 21, 2010. The investment general partner will work on circulating the final insurance check promptly and forward it along to the appropriate parties. The property averaged 95% occupancy in 2009 and continues to operate above breakeven. All required reserves and escrows are fully funded.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit family property located in Charleston, WV. Due to weak and declining economic conditions throughout 2008, many retail employers closed or reduced employee hours significantly. Retail employment composes a large portion of the property's tenant base and, as a result, the number of evictions increased. The 2008 average occupancy decreased from the previous year's average of 89% to 87%. Additionally, the manager was terminated in the fourth quarter of 2008, as she had become too lax with her responsibilities, particularly rent collections. The new manager, with 20 years experience, has been much more forceful and proactive with collections. In May of 2009, eight apartments, the laundry room and maintenance shed were damaged by fire and water. Renovations were expected to be completed by September 2009; however, it took the insurance company 60 days to issue the scope of work, postponing the completion until November 30, 2009. The property's income loss insurance covered 100% of the lost monthly rent on all eight units through construction. Third quarter occupancy fell to an average of 78%, due to the off-line units and residents moving out of the area in pursuit of new job opportunities. By the end of the fourth quarter, occupancy has returned to historic levels, reaching 89%, but operations are below breakeven. The investment general partner will continue to monitor to ensure operations and occupancy stabilize in the upcoming months. The mortgage, real estate taxes and insurance payments are current.

Series 43

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 43 reflects a net loss from Operating Partnerships of $(815,824) and $(844,043), respectively, which includes depreciation and amortization of $1,756,284 and $1,848,220, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Occupancy averaged 90% for 2008 and 2009. The property operated just below breakeven in 2008 and continued to operate below breakeven in 2009, due to low occupancy and high maintenance expenses. Based on the 2009 expenses, the property should be able to breakeven at 93% occupancy. The operating general partner believes that with the change in the operating general partner entity noted above, occupancy will rise, and in turn, operations will improve. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current. Accounts payable stood at $43,000 as of December 2009, down approximately $18,000 from June 2009, but up $2,000 from September 2009.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from very low employment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In 2008, management lowered the security deposit from one month's rent to $99, waived the $20 application fee, and offered one month free rent. In addition, private rental assistance of up to $200/month for qualified applicants was offered. This increased the average occupancy to 89%, but operations remained below breakeven. The concessions were kept in place through March 2009 until occupancy reached 100%. Occupancy has since dropped to 87% as of the end of December and operations are slightly below breakeven due to the lost revenue from concessions. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expired in February 2009.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. Average physical occupancy for 2008 was 91% and the property finished 2008 with a slight operating deficit. The property ended 2009 with a physical occupancy of 100%. Although occupancy is high and expenses remain reasonable, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. As a result of aggressive advertising, physical occupancy has improved. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Occupancy was at 100% as of December 2009. However, tenant collections remained an issue and accounts payable continue to increase, resulting in below breakeven operations. After an 8% rent increase in 2009, they were also approved for 14% increase for 2010. To help combat the continued increase in utility costs, management is installing water and sewer retrokits provided by the Department of Water and Sewer that are expected to realize a 15% annual savings in water and sewer costs. Management has also deployed a three year plan to increase revenue by adjusting the 2008 tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011. Management is working to reduce tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Collections remain an ongoing and serious issue. The investment general partner continues to work with the operating general partner to improve operations. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). General legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The investment general partner met with the operating general partner and management and completed a site inspection during the second quarter of 2009. The site visit revealed that the property was in very good condition. Management indicated that the main area of concern is high accounts payable, which are predicated upon high accounts receivable. The property's goal is to pay down all 2007 and 2008 past due payables by the end of the first quarter 2010. The increase in the aforementioned tenant maintenance charges will supplement this goal. The mortgage and insurance are current. The property is exempt from real estate taxes.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy began to decline in the fourth quarter of 2008 reaching 89% in December. Occupancy has improved modestly to 90% for the year ended 2009. The major employers in the area have cut either staffing levels or worker's hours. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management has been very proactive in cutting expenses, collecting tenant receivables, and developing rent payment work-out plans to retain residents where possible. Management does not expect the job market to turn around in the near future. The investment general partner performed a site visit in September 2009. The property was found in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization. The property was transferred to the investment general partner's special assets group in October 2009. The operating general partner is currently four months in arrears with their mortgage payments. The September mortgage payment was made but was late. The operating general partner is now in contact with the lender in hopes of gaining an interest only forbearance for a two year period. To the extent the lender agrees to modify the terms of the loan, a forbearance agreement should be executed during the first quarter 2010. If the lender does not agree to modify the terms of the loan, the property may proceed to foreclosure. A foreclosure sale occurring in 2010 would mean that the Operating Partnership would lose future tax credits of $807,435 and experience estimated recapture and interest of $662,165. This represents credits and recapture equivalent to $222 and $182 respectively per 1,000 BACs. The real estate taxes and insurance payments are current.

Series 44

As of December 31, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 10 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 44 reflects a net loss from Operating Partnerships of $(894,308) and $(771,502), respectively, which includes depreciation and amortization of $1,807,940 and $1,821,963, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East LP (Post Oak East Apartments) is a 240-unit family property located in Fort Worth, Texas. Occupancy was 85% as of December 31, 2009. The property continues to operate below breakeven through the fourth quarter of 2009 due to low occupancy and high operating expenses. The property has struggled to maintain stable occupancy due to the current market conditions and local competition coupled with poor management. Operating expenses are high due to bad debt, turnover costs, and maintenance expenses. Post Oak Apartments has been experiencing higher resident turnover than expected, primarily because of delinquency and evictions. Most evicted residents lost their means of employment and could no longer meet their rental obligations. Also, there are a number of comparably priced market rate communities in the immediate vicinity, some of which have better amenities and offer significant concessions. Furthermore, poor management has contributed to low occupancy, escalation of bad debt, and high operating expenses. The operating general partner addressed the problem by replacing the management company in August of 2008. The new management has implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. They also implemented a "no tolerance" policy to enforce collection rules. Residents are now charged for damages and lease violations, and are being evicted if necessary. Management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Flyers and postcards are continuously distributed to various employers, businesses, housing-related service agencies, and community organizations. The property manager is also taking a personal approach by meeting with each new resident and following up with them on a regular basis to see if the resident is happy. Management is also collecting delinquent rent on the fourth day of the month by walking the property and knocking on doors. In addition, the operating general partner has received approval from the Texas Department of Housing and Community Affairs to increase the rent restriction on the 38 units that were at the 30% income level to the 60% income level. This will result in increased income in 2010. To reduce turnover and minimize turnover expenses, management is currently offering to paint units and install new carpets to entice residents to renew their leases. Management has also added concessions and other incentives to improve occupancy. Management is currently offering reduced rents on one-bedroom and three-bedroom apartments, a $250 resident referral gift card, and a "look and lease" special of a $100 gift card. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property.

As the result of low economic occupancy and not meeting the lender's requirements for conversion, the property has not been able to convert from the construction mortgage as originally projected. The bank has granted the Operating Partnership a second extension of the construction loan through February 16, 2010. Currently, the operating general partner is exploring all available options to take out the construction debt. The operating general partner has an unlimited guarantee until Rental Achievement. Rental Achievement is defined as a 1.15 debt coverage service ratio for three consecutive months. Once Rental Achievement occurs, the operating general partner is obligated until the third anniversary of Rental Achievement to advance funds to eliminate operating deficits in an amount not to exceed $1,000,000. The investment limited partner continues to monitor this situation to ensure the property converts to permanent financing. The property's construction mortgage, real estate tax and insurance payments are current.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to a recent operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011.

Through the fourth quarter of 2009, the property operated well below breakeven. Occupancy at the end of the fourth quarter of 2009 decreased to 88%, again attributed to criminal activity in and around the property. Management indicated that over the last six months, the property has experienced a handful of home invasions. To combat the recent influx in crime, management restructured its security approach by releasing the ineffective courtesy officer. The property stationed a part time police officer in the front of the property during the predominantly higher crime times. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The operating general partner is currently assessing the effectiveness of existing management personnel. The property's mortgage, real estate tax and insurance payments are current.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy began to decline in the fourth quarter of 2008 reaching 89% in December. Occupancy has improved modestly to 90% for the year ended 2009. The major employers in the area have cut either staffing levels or worker's hours. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management has been very proactive in cutting expenses, collecting tenant receivables, and developing rent payment work-out plans to retain residents where possible. Management does not expect the job market to turn around in the near future. The investment general partner performed a site visit in September 2009. The property was found in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization. The property was transferred to the investment general partner's special assets group in October 2009. The operating general partner is currently four months in arrears with their mortgage payments. The September mortgage payment was made but was late. The operating general partner is now in contact with the lender in hopes of gaining an interest only forbearance for a two year period. To the extent the lender agrees to modify the terms of the loan, a forbearance agreement should be executed during the first quarter 2010. If the lender does not agree to modify the terms of the loan, the property may proceed to foreclosure. A foreclosure sale occurring in 2010 would mean that the Operating Partnership would lose future tax credits of $986,891 and experience estimated recapture and interest of $809,334. This represents credits and recapture equivalent to $365 and $299 respectively, per 1,000 BACs. The real estate taxes and insurance payments are current.

United Development CO. 2001 LP (Memphis 102), is a 102-unit scattered site family development, located in Memphis, TN. Occupancy in 2008 averaged 90% and the property operated below breakeven. During the 2008 audit, it was determined that the accrued real estate taxes were understated due to incremental assessments by both the City of Memphis and Shelby County. The operating general partner is working with its auditors and municipal officials to reconcile the amount of the total outstanding taxes. In December 2009, occupancy was 89% and based on unaudited financials, the property was operating below breakeven. The investment limited partner will visit the site in the first quarter of 2010 to meet with the operating general partner and review the operational and accounting issues. The operating general partner continues to fund operating deficits as needed. The mortgage payments, insurance, and accounts payables are all current.

Series 45

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 30 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 45 reflects a net loss from Operating Partnerships of $(1,168,700) and $(1,206,675), respectively, which includes depreciation and amortization of $2,306,619 and $2,334,661 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 87% in these years, respectively. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements. Average occupancy during the fourth quarter of 2009 was 86%; however, with early January 2010 activity occupancy should be approximately 91% by the end of the month.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that, in 2007, the operating general partner had renegotiated the loan agreement to defer principal payments. As a result, principal payments in 2006, 2007, 2008, and 2009 were deferred. The Operating Partnership remains current on the interest portion of its debt service. The operating general partner recently received a one-year extension on the debt. The real estate taxes for 2008 are expected to be paid by March 31, 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase.

The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa. Inappropriate checks and wires were made to the operating general partner from the Operating Partnership's escrow and operating accounts totaling $142,758. To date, funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. A demand letter was sent to the operating general partner and followed up with a default notice. The operating general partner then disclosed that they had financial difficulties and were unable to continue as a viable organization. Another non-profit organization was retained to take over property management. The investment general partner met with representatives of both the original non-profit operating general partner and new management to determine a course of action to serve the best interest of the Operating Partnership. The new management has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar Rapids area, and have formed an entity to step in as the operating general partner. An agreement has been proposed and amendments to the Operating Partnership agreement have been drafted. It is anticipated the transfer will occur in the first quarter of 2010. Occupancy is strong, averaging 97% through the fourth quarter of 2009. The property is operating above breakeven due to low operating expenses, combined with 100% soft debt financing that requires payments of principal and interest from available cash flow only. Trade payables, taxes and insurance are all current. A recent site visit found that the property was well maintained and managed. The investment general partner will continue to closely monitor operations and the status of the pending transfer of the operating general partner interest.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to a recent operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011.

Through the fourth quarter of 2009, the property operated well below breakeven. Occupancy at the end of the fourth quarter of 2009 decreased to 88%, again attributed to criminal activity in and around the property. Management indicated that over the last six months, the property has experienced a handful of home invasions. To combat the recent influx in crime, management restructured its security approach by releasing the ineffective courtesy officer. The property stationed a part time police officer in the front of the property during the predominantly higher crime times. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The operating general partner is currently assessing the effectiveness of existing management personnel. The property's mortgage, real estate tax and insurance payments are current.

Series 46

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 46 reflects a net loss from Operating Partnerships of $(437,729) and $(541,183), respectively, which includes depreciation and amortization of $957,272 and $1,166,854, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi. Construction was completed April 4, 2006. The property operated below breakeven in 2008 despite averaging 98% occupancy, primarily due to a high debt level. Rents were increased by $60 per unit in 2008. Occupancy at the end of 2009 was 90% and the property continues to operate below breakeven. The operating deficit guarantee is unlimited in amount for the thirty-six months following rental achievement. There is an additional stipulation that the complex must sustain debt service coverage at 1.15 for twelve consecutive months before the guarantee is released. The operating general partner has funded all operating deficits in accordance with the guarantee. All real estate tax, mortgage, and insurance payments are current. The investment general partner will work with the operating general partner in an effort to either pay down the debt or refinance, as the high debt level is the sole cause of the partnership's poor performance.

Linden-Shawnee Partners, LP (Linden's Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008 but decreased to an average of 82% during the third quarter of 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities. The property rents are lower than the area fair market rents. This prompted management to target the competing properties by sending a mass mailing to over 700 residences to promote lower rents at Linden's Apartments. The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned. Management sent another mass mailing in October 2009 to over 500 units with slightly lower rents to better determine market conditions. The mailing was to all rental units excluding nursing homes. Incentives included two months free rent, contingent upon executing leases by the end of October, which resulted in eleven move-ins. In order to increase visibility of the property from the street, management cleared trees in between the property and the road in the fall of 2009. These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009. Even with the decrease in overall 2009 average occupancy, the property continued to operate above breakeven. The mortgage payments, taxes, and insurance are all current.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. In 2008, occupancy decreased to an average of 83%, resulting in below breakeven operations. Management increased marketing efforts and worked closely with local businesses to improve occupancy through referrals. In addition, the operating general partner converted 4 one-bedroom apartments into 2 three-bedroom apartments to meet the growing demand for larger units. Both units were rented quickly when they came online in late 2008 and are currently occupied. With the increased marketing efforts and successful unit conversions, occupancy has improved in 2009, averaging 91% for the year and ending December at 93%. However, operations remain below breakeven due to the unit conversion costs being accounted for in 2009. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas. Despite strong occupancy of 97% in 2009, the property operated just below breakeven. The investment general partner has discussed with the operating general partner reducing the maintenance expenses and filing a real estate tax appeal, as these expenses are higher than the state averages. In addition, because occupancy is very strong at 97%, the investment general partner has also discussed with the operating general partner a potential rent increase. The operating general partner is also exploring a refinance of the first mortgage as it carries an interest rate of 7.5%. The mortgage and insurance payments are current; however, the real estate taxes are approximately one year in arrears. The operating general partner plans to bring the taxes current through proceeds from a refinance.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

In February 2007, the FASB issued GAAP for the Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted GAAP for the Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In June 2006, GAAP for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued. This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because the Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes, this guidance does not currently have any impact on the Fund's financial statements.

Recent Accounting Changes - continued

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund IV L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued GAAP for Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund IV L.P. as of and for the interim period ended June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance will not have a material effect on the Fund's financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Fund's accounting policies. The adoption of the Codification did not have a material impact on the Fund's financial position or results of operations.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 16, 2010		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 16, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 16, 2010	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.