Form 10-K
period 2010-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2010-07-14
CIK 913778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010 or

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
Form 8-K dated October 1, 1998
Form 8-K dated April 27, 2000
Form 8-K dated June 1, 2004
Form 8-K dated June 11, 2004
Form 8-K dated June 23, 2004
Form 8-K dated June 1, 2004
Form 8-K dated January 24, 2005
Form 8-K dated January 24, 2005
Form 8-K dated January 24, 2005

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2010

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective.  On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.  On July 24, 2002, a Form S— 11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S—11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective.  As of March 31, 2010, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs representing capital contributions of $836,177,880.

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

As of March 31, 2010 the Fund had invested in 21 Operating Partnerships on behalf of Series 20, 10 Operating Partnership on behalf of Series 21, 25 Operating Partnerships on behalf of Series 22, 20 Operating Partnerships on behalf of Series 23, 20 Operating Partnerships on behalf of Series 24, 20 Operating Partnerships on behalf of Series 25, 43 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 21 Operating Partnerships on behalf of Series 29, 18 Operating Partnerships on behalf of Series 30, 26 Operating Partnerships on behalf of Series 31, 16 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 21 Operating Partnerships on behalf of Series 41, 22 Operating Partnerships on behalf of Series 42, 23 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 30 Operating Partnerships on behalf of Series 45 and 15 Operating partnerships on behalf of Series 46.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.            Properties

The Fund has acquired a limited partnership interest in 491 Operating Partnerships in 27 series, identified in the table set forth below.  The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.”  The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Ashbury Apartments	Sioux Falls, SD	48	$1,096,709	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,283,292	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	764,619	8/94	3/95	100%	182,044

Cascades Commons Apts.	Sterling, VA	320	22,279,121	6/94	10/95	100%	7,132,820

Club Goldenrod II, Apartments	Orlando, FL	220	6,795,214	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,629,202	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,406,001	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	679,851	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	1,820,385	7/94	12/95	100%	1,534,461

Edison Lane Apartments	Edison, GA	24	692,027	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,525,044	8/94	1/95	100%	693,966

Fairoaks Lane Apts.	Rincon, GA	44	1,362,076	7/94	5/95	100%	339,284

Floral Acres II	Waggaman, LA	32	988,489	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,276,945	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,394,753	6/94	9/95	100%	2,261,021

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	$650,783	5/94	1/94	100%	$176,621

Hillside Apartments	Cynthiana, KY	48	489,384	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	992,740	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,477,340	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,609,698	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	891,707	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Black River Run	Black River Falls, WI	48	$913,457	10/94	12/94	100%	$350,531

Forest Glen at Sully Station	Centreville, VA	119	5,694,639	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	959,753	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,749,801	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	683,950	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	726,570	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	472,349	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,099,014	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,079,257	10/94	12/94	100%	692,840

Tower View Apartments	Tower City, PA	25	1,072,499	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Albemarle Village	Hertford, NC	36	$1,356,912	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,307,224	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,196,784	11/94	1/96	100%	2,854,036

Black River Run Apts.	Black River Falls, WI	48	913,457	3/95	12/94	100%	395,279

Club II Goldenrod	Orlando, FL	220	6,795,214	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,355,784	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,438,013	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,418,338	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,214,053	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	715,358	10/95	12/96	100%	756,656

Highland House	Boston, MA	14	1,924,634	12/96	5/97	100%	586,492

Kimbark 1200 Apts.	Longmont, CO	48	1,864,417	9/95	12/95	100%	321,843

Kingsway Apartments	Swedsboro, NJ	36	1,405,547	7/95	11/01	100%	384,585

Lake City Apartments	Lake City, PA	44	1,241,372	8/98	6/98	100%	240,900

Lost Tree Apartments	Branson, MO	88	1,345,263	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	415,798	8/95	9/95	100%	110,881

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Marksville Square	Marksville, LA	32	$915,322	1/95	1/96	100%	$268,848

Neshoba County	Philadelphia, MS	25	819,201	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	524,288	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	960,595	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	680,842	12/94	2/95	100%	931,456

Salem Wood Apartments	Salemburg, NC	24	866,422	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,500,968	12/94	6/95	100%	1,810,416

Twin City Villa	Festus, MO	40	1,117,697	1/95	11/95	100%	679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Apple Village	Edmond, OK	160	$3,307,224	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,196,784	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,438,013	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,418,338	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	713,844	5/95	5/95	100%	1,551,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	1,681,378	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,097,034	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	735,540	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	547,674	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,864,417	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,231,977	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	864,627	1/95	1/95	100%	228,172

Mid City Apartments	Jersey City, NJ	58	2,219,350	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	632,199	5/95	2/95	100%	163,637

Riverview Apartments	St. Louis, MO	42	1,177,377	8/95	12/95	100%	1,160,308

St. Peters Villa	St. Peters, MO	54	1,384,987	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach,ME	88	2,800,000	1/95	3/96	100%	1,399,532

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09		Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Twin City Villa	Festus, MO	40	$1,117,697		2/95	11/95	100%	$679,176

Village Woods Est.	Kansas City, KS	45	1,287,078		5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10		**	7/95	11/95	100%		**

Woodland Hills	Roland, OK	10	336,398		7/95	6/95	100%	274,540

**  Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units.  Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Autumn Ridge Apartments	Shenandoah, VA	34	$1,483,389	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,079,971	12/95	11/96	100%	332,470

Century East Apts. IV	Bismark, ND	24	548,093	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	548,093	11/95	9/95	100%	399,962

Cooper’s Crossing	Irving, TX	93	3,074,104	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,123,738	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,714,973	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,082,604	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

Lake Apts I	Fargo, ND	24	538,503	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	803,612	11/95	4/96	100%	210,714

Madison Park IV	Boston, MA	143	13,286,394	5/96	3/97	100%	1,220,537

New Hilltop Apartments	Laurens, SC	72	1,537,831	11/95	11/95	100%	450,039

North Hampton Pl.	Columbia, MO	36	652,268	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	139,101	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,342,875	7/96	7/96	100%	335,225

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Park Meadow Apartments	Gaylord, MI	80	$1,522,221	9/95	4/97	100%	$1,753,158

Shadowcreek Apartments	Overton, NV	24	1,181,003	6/96	9/96	100%	361,320

Woodlands Apartments	Elko, NV	24	1,176,535	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	2,854,973	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Dunlap Acres	West Point, MS	50	$802,964	9/96	4/96	100%	$522,160

Century East II Apts.	Bismark, ND	24	434,227	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,176,523	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	782,929	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	810,341	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	992,155	9/96	4/97	100%	2,242,394

Lenox Ave. Apts.	Manhattan, NY	18	574,869	10/96	9/97	100%	955,524

Madison Park IV	Boston, MA	143	13,286,394	5/96	3/97	100%	2,169,843

Main Everett Apts.	New Rochelle, NY	11	527,704	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	672,258	2/97	2/98	100%	199,951

Osborne Apts.	White Plains, NY	7	364,446	6/96	12/96	100%	522,325

Rose Square	Connellsville, PA	11	378,757	10/96	2/97	100%	288,209

Rosewood Estates, II	Bladenboro, NC	16	655,804	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,244,781	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,212,091	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	838,798	4/96	3/97	100%	1,031,269

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Sutton Place	Indianopolis, IN	360	$5,225,000	11/96	10/97	100%	$823,257

The Mary Ryder Home	St. Louis MO	48	—	6/96	1/97	100%	1,591,573

Washington Arms	Dayton, OH	93	2,200,000	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	2,854,973	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Academy Apts.	West Point, VA	32	$1,122,534	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	1,373,137	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	793,549	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	987,859	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	128,811	8/96	10/96	100%	129,311

Calgory Apts. I	Bismark, ND	24	534,160	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	543,386	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	524,654	2/96	12/95	100%	414,507

Country Edge Apts.	Fargo, ND	48	871,725	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	698,791	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	489,385	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	479,990	8/96	8/96	100%	525,631

Edgewood Estates Apts.	Edgewood, TX	22	566,536	6/97	11/96	100%	173,436

Escher Street SRO	Trenton, NJ	104	1,176,304	4/97	5/98	100%	3,734,928

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Grandview Apartments	Fargo, ND	36	$1,002,834	8/96	8/96	100%	$1,069,522

Grayson Manor	Independence, VA	32	976,973	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,396,431	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,223,602	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	3,297,079	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,217,247	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,049,546	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	564,761	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	540,209	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	963,897	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,697,266	1/97	5/97	100%	437,448

Little Valley Est.	Little Valley, NY	24	1,110,108	1/97	4/97	100%	284,257

Maxton Green Apts.	Maxton, NC	32	914,055	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	901,920	3/96	6/97	100%	911,695

Mason Manor Apts.	Mason, TN	24	895,566	2/96	1/96	100%	229,775

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Mosby Forest Apts.	Littleton, NC	24	$527,758	10/96	10/96	100%	$496,753

New Hope Bailey Apts.	De Ridder, LA	40	782,029	8/96	9/96	100%	758,620

Nordhoff Apts.	North Hills, CA	38	1,917,400	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	3,500,000	11/98	12/99	100%	854,147

Powell Valley Village	Jonesville, VA	34	630,809	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	797,194	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	652,744	8/96	12/96	100%	714,504

Timmons-Ville Green Apts.	Timmonsville, SC	32	1,031,595	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,110,678	5/96	11/96	100%	349,889

Village Estates Apts.	Victoria, VA	32	1,113,971	4/97	10/98	100%	270,204

Village Green Apts.	Gloucester, VA	32	1,110,717	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,064,507	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	996,834	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	744,693	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

AHAB Rental Units Phase II	Springfield, MO	17	$383,085	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	871,073	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	881,094	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	389,253	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	5,716,757	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	1,030,254	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	8,250,253	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	460,360	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	535,875	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,094,767	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	8,595,000	11/99	6/99	100%	115,311

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Pear Village Apts.	Leitchfile, KY	16	$150,998	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	4,702,723	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	7,878,928	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	711,471	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

1374 Boston Road L.P.	New York, NY	15	$218,107	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	616,778	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	926,748	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	874,569	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	873,955	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	705,762	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	895,585	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	939,872	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	906,055	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,849,421	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	948,214	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	861,975	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	896,819	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Park Plaza I & II	West Memphis, AR	128	$2,606,525	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,092,942	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	9,185,915	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,296,689	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	4,702,723	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	617,322	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	3,975,771	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	993,296	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	542,049	7/97	10/97	90%	726,402

Tilghman Square	Dunn, NC	20	672,929	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	362,636	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	191,442	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

The Arbor Park Apts.	Jackson, MS	160	$5,260,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	4,374,475	7/97	11/98	25%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	1,877,627	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	538,933	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	380,199	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,318,720	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,269,007	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,438,105	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	449,977	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,394,020	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	707,415	2/97	7/97	100%	697,511

Lutkin Bayou Apts.	Drew, MS	36	789,086	11/97	6/97	100%	192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,369,848	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	633,533	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	8,595,000	2/98	6/99	100%	3,199,520

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Palmetto Place Apts.	Benton, LA	40	$1,035,682	10/98	4/99	100%	$1,153,878

Pecan Hill Apts.	Bryson, TX	16	343,430	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	439,728	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	453,604	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	753,331	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,415,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Byam Village	Waterbury, CT	46	$735,116	2/97	2/98	100%	$426,008

Country Estates Apts.	Farmville, VA	24	865,227	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	261,654	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	758,045	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,673,491	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,503,157	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,373,155	8/97	9/98	100%	408,634

Millwood Park Apts.	Douglasville, GA	172	7,276,936	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,414,381	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	708,577	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	557,214	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Park Trace Apts.	Jackson, TN	84	$1,484,580	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,812,803	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	546,039	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	954,766	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	1,050,922	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	865,887	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	710,063	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Bent Tree Apts.	San Angelou, TX	112	$2,394,818	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	523,091	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	772,872	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,085,881	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	312,590	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,648,927	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	601,035	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	697,603	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	473,443	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	658,054	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,140,725	11/97	7/98	100%	786,614

Lakeview Court	City of Little Elm, TX	24	404,008	11/97	1/99	100%	83,390

Mesquite Trails	Jacksboro, TX	35	620,204	11/97	11/98	100%	193,766

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Munjoy South Townhouse Apts.	Portland, ME	140	$3,209,594	9/97	10/98	100%	$777,411

Nottoway Manor	Blackstone, VA	28	832,553	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,439,041	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	858,035	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	696,513	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	11,290,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	729,954	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	1,827,335	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	812,074	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,014,844	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	793,602	12/97	6/98	100%	328,693

Western Hills Apts.	Ferris, TX	16	413,214	5/00	9/00	100%	$91,419

Windsor Park Apts.	Jackson, MS	279	7,200,000	11/97	3/99	100%	2,891,603

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Carriage Pointe Apts.	Old Bridge, NJ	18	$161,057	1/98	1/97	100%	$504,730

Chardonnay Apts.	Oklahoma City, OK	14	32,089	1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,219,878	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	799,257	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,481,812	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,278,695	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000	6/98	12/99	100%	2,911,900

Hallman Court Apts.	Rochester, NY	77	8,427,559	1/99	7/00	100%	266,536

Parkside Plaza Apts	New York, NY	39	1,323,803	7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	3,500,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,092,942	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	832,738	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	182,520	5/01	11/01	100%	51,582

Pecan Manor Apts.	Natchitoches, LA	40	745,330	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	763,676	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	769,232	5/98	5/00	100%	1,973,594

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Bradford Park Apts.	Southhaven, MS	208	$9,670,000	10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,215,366	10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	161,057	3/98	1/97	100%	504,730

Columbia Luxar	Dallas, TX	125	3,278,695	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,798,470	3/98	7/99	100%	3,652,119

Harbor Pointe	Benton Harbor, MI	84	1,394,020	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,423,561	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,094,767	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	840,162	7/98	1/99	100%	1,495,966

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Abby Ridge Apts.	Elizabethtown, KY	24	$379,614	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	613,248	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	372,000	1/99	12/99	100%	1,829,040

Boerne Creekside Apts.	Boerne, TX	71	1,822,832	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,670,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,535,722	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,413,452	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,423,561	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	7,276,936	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	656,773	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,010,908	10/98	4/99	100%	753,362

Summer Park Apts.	Jackson, MS	216	10,070,000	10/99	6/00	100%	1,106,814

Washington Courtyards	Houston, TX	74	2,557,894	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Ashton Cove Apts.	Kingsland, GA	72	$1,731,104	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	3,125,000	4/99	12/99	100%	1,637,797

Brazoswood Apts.	Clute, TX	72	1,895,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	4,106,317	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,605,089	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,745,815	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	733,640	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,673,491	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	362,774	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,557,894	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	4,969,269	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Annadale Apts.	Fresno, CA	222	$14,400,029	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,533,203	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	2,584,939	8/99	11/99	100%	865,369

Nowata Village	Nowata, OK	28	1,222,565	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,134,022	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	2,925,000	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,439,256	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	356,931	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	4,969,269	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	912,121	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	662,472	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Ashton Ridge Apts.	Jackson, MS	144	$2,533,203	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	5,446,106	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	4,106,317	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,439,256	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	3,870,997	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	10,070,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Andover Crossing Apts.	Andover, KS	80	$2,208,385	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	2,305,599	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,207,778	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,211,890	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,076,853	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	406,483	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,280,400	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	285,400	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	880,856	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	788,614	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$2,305,599	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,687,325	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	817,302	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,211,890	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	725,059	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	857,187	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,111,315	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	548,283	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	784,641	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$840,340	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	5,446,106	8,01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	649,150	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	758,786	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,106,635	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	500,398	2/01	6/01	100%	1,836,027

Mason’s Point Apts.	Hopkinsville, KY	41	1,217,714	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,565,884	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,145,309	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,210,113	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,305,716	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	346,440	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	443,997	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,542,614	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	25,840,190	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,259,991	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Bienville Apts.	Ringhold, LA	32	$770,290	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	978,015	10/01	6/02	100%	494,361

Cascades Crossing	Sterling, VA	320	22,279,121	4/03	10/95	100%	734,116

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,029,998	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	974,246	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,784,911	7/02	12/03	100%	605,962

Forest Glen Village	Vidalia, GA	46	1,276,945	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	347,950	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,571,455	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	7,559,776	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,538,697	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,565,884	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	382,405	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	669,446	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	500,853	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	809,267	11/01	6/01	100%	502,692

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Sandalwood Apartments	Toppenish, WA	20	$977,317	5/02	7/01	100%	$293,983

Southpark Apts. II	Newton, KS	60	1,424,676	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	25,840,190	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	804,944	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Bellamy Mills Apartments	Dover, NH	30	$1,410,826	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	973,969	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	746,049	7/02	12/03	100%	511,573

Chester Townhouses Phase II	Chester, SC	52	1,980,389	4/06	12/06	100%	421,158

Clifton Family Housing	Clifton, CO	51	2,010,755	7/02	12/03	100%	798,494

Cooper’s Crossing Apartments	Los Colinas, TX	93	3,074,104	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,453,255	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,571,455	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,386,454	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	7,559,776	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,321,057	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,538,697	09/04	8/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Natchez Place Apartments	Natchez, MS	32	$807,468	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	139,101	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,522,221	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	634,597	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,437,931	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,859,648	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,200,699	7/02	12/03	100%	642,431

Tiffany Square	Lakewood, CO	52	1,931,787	7/02	12/03	100%	479,244

Wingfield Apartments II	Kinder, LA	42	312,824	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Alexander Mill Apartments	Lawrenceville,GA	224	$11,777,096	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	2,738,595	9/02	12/03	100%	1,256,823

Ashbury Park	Aurora, CO	44	2,277,333	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	256,391	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,494,468	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,224,439	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,980,389	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	329,435	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,453,255	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	771,669	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	7,559,776	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,447,310	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	815,746	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,227,741	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	2,098,871	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Parkside Plaza Apartments	New York, NY	34	$1,323,803	1/04	5/01	100%	$—

Parkside Apartments	Coleman, MI	40	890,858	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	715,789	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	965,197	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	2,028,330	9/02	12/03	100%	571,759

Stottville Court Apartments	Stockport, NY	28	1,106,542	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	961,066	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09		Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Alexander Mills Apts.	Lawrenceville, GA	224	$11,777,096		2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	4,308,214		2/03	3/03	100%	1,526,951

Brookside Park Apts.	Atlanta, GA	200	12,088,272		12/03	3/05	100%	137,046

Families First II	W. Memphis, AR	66	2,345,992		5/03	6/04	100%	2,005,916

Memphis 102	Memphis, TN	102	1,822,496		5/03	8/04	100%	3,497,653

Northrock Apts. III	Topeka, KS	32	956,151		6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	6,945,837		10/03	9/03	100%	2,231,125

Orchard River Apts.**	Ukiah, CA	48		**	10/03	7/03	100%		**

Oxford Manor Apts.	New Oxford, PA	32	1,313,508		3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,600,000		7/04	5/06	100%	3,538,862

River Gardens Apts.**	Fort Bragg, CA	48		**	10/03	11/03	100%		**

Villages at Aspen Club	Bealton, VA	30	1,867,174		4/03	10/03	100%	1,568,815

**   3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units.  Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Baldwin Villas Apts.	Pontiac, MI	65	$5,446,106	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	878,883	7/03	9/05	100%	2,675,101

Breezewood Villas II	Frederiksted, VI	12	973,969	12/03	3/03	100%	53,729

Brookside Park	Atlanta, GA	200	12,088,272	12/03	3/05	100%	3,666,890

Brookside Square	Boykins, VA	32	1,277,714	7/03	8/04	100%	743,039

Chevy Place Hallman Court	Rochester, NY	77	8,427,559	12/03	7/00	100%	81,177

Dawn Springs Villa	London, KY	24	551,070	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	632,729	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	799,325	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,571,455	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	435,684	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	2,659,719	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,294,860	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	881,088	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	722,765	7/03	9/03	100%	1,402,270

Lawrence-ville Manor	Lawrenceville, VA	24	917,109	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	885,492	10/03	12/03	100%	786,619

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

London Village	London, KY	32	$612,103	4/05	9/05	100%	$2,021,436

Lone Terrace	Lone Grove, OK	32	1,249,149	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	893,407	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	998,627	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	845,922	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,399,280	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,612,133	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,222,024	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,089,718	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	705,673	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,156,139	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,410,124	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp.	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Bartlett Bayou Apartments	Pascagoula, MS	48	$878,883	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	768,982	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,139,973	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,235,202	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,092,200	11/03	7/04	100%	614,912

Kensington Heights Apts.	Kansas City, MO	126	4,672,071	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	7,185,811	6/04	4/05	100%	2,450,732

Linden’s Apartments	Shawnee, OK	54	1,155,502	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,482,980	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	772,795	12/03	4/04	100%	456,957

Rosehill Apts.	Topeka, KS	48	2,317,594	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	545,420	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	891,091	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,172,331	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	972,519	1/04	1/04	100%	341,377

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved.)

PART II

Item                         5.                                       Market for the Fund’s Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

(a)                                  Market Information

The Fund is classified as a limited partnership and does not have common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)                                 Approximate number of security holders

As of March 31, 2010, the Fund has 42,519 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 20 consists of 2,310 investors holding 3,866,700 BACs, Series 21 consists of 1,161 investors holding 1,892,700 BACs, Series 22 consists of 1,626 investors holding 2,564,400 BACs, Series 23 consists of 2,111 investors holding 3,336,727 BACs, Series 24 consists of 1,291 investors holding 2,169,878 BACs, Series 25 consists of 1,759 investors holding 3,026,109 BACs, Series 26 consists of 2,292 investors holding 3,995,900 BACs, Series 27 consists of 1,316 investors holding 2,460,700 BACs, Series 28 consists of 2,035 investors holding 4,000,738 BACs, Series 29 consists of 2,227 investors holding 3,991,800 BACs, Series 30 consists of 1,337 investors holding 2,651,000 BACs, Series 31 consists of 2,046 investors holding 4,417,857 BACs, Series 32 consists of 2,236 investors holding 4,754,198 BACs, Series 33 consists of 1,223 investors holding 2,636,533 BACs, Series 34 consists of 1,679 investors holding 3,529,319 BACs, Series 35 consists of 1,650 investors holding 3,300,463 BACs, Series 36 consists of 1,012 investors holding 2,106,837 BACs, Series 37 consists of 1,122 investors holding 2,512,500 BACs, Series 38 consists of 1,186 investors holding 2,543,100 BACs, Series 39 consists of 980

investors holding 2,292,152 BACs, Series 40 consists of 1,102 investors holding 2,630,256 BACs, Series 41 consists of 1,392 investors holding 2,891,626 BACs, Series 42 consists of 1,228 investors holding 2,744,262 BACs, Series 43 consists of 1,662 investors holding 3,637,987 BACs, Series 44 consists of 1,287 investors holding 2,701,973 BACs, Series 45 consists of 1,835 investors holding 4,014,367 BACS and Series 46 consists of 1,414 investors holding 2,980,998 BACS at March 31, 2010

(c)                                  Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2010.

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

During the fiscal year ended March 31, 2010, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970.  As of March 31, 2010, 3 of the properties have been disposed of and 21 remain.  The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21).  The Fund commenced offering BACs in Series 21 on July 5, 1994.  The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21.  Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2010, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728.  As of March 31, 2010, 4 of the properties has been disposed of and 10 remain.  The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22).  The Fund commenced offering BACs in Series 22 on October 12, 1994.  The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22.  Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2010, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. As of March 31, 2010, 4 of the properties have been disposed of and 25 remain. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of March 31, 2010.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 23).  The Fund commenced offering BACs in Series 23 on January 10, 1995.  The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23.  Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2010, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278.  As of March 31, 2010, 2 of the properties have been disposed of and 20 remain.  Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24).  The Fund commenced offering BACs in Series 24 on June 9, 1995.  The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24.  Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2010, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships.  As of March 31, 2010, 4 of the properties have been disposed of and 20 remain.  Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of March 31, 2010.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreement.

(Series 25).  The Fund commenced offering BACs in Series 25 on September 30, 1995.  The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25.  Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2010, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539 and the Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. As of March 31, 2010, 2 of the properties have been disposed of and 20 remain. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of March 31, 2010.  The remaining contributions will be released when Operating Partnership has achieved the conditions set forth in their partnership agreement.

(Series 26).  The Fund commenced offering BACs in Series 26 on January 18, 1996.  The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2010, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the

Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment of all installments of its capital contributions to 43 of the Operating Partnerships.  As of March 31, 2010, 2 of the properties have been disposed of and 43 remain.  Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $14,490, as of March 31, 2010.   The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 27).  The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2010, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,861 as of March 31, 2010.  Of the amount outstanding, $19,341 has been advanced to two of the Operating Partnerships.  The advances will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 28).  The Fund commenced offering BACs in Series 28 on September 30, 1996.  The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2010, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2010.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 29).  The Fund commenced offering BACs in Series 29 on February 10, 1997.  The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29.  Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2010, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877.   As of March 31, 2010, one of the properties has been disposed of and 21 remain.  The Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 29 has outstanding contributions payable to 3 Operating

Partnerships in the amount of $10,197 as of March 31, 2010.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30.  Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2010, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869.  As of March 31, 2010, two of the properties have been disposed of and 18 remain.  The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2010.  The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31).  The Fund commenced offering BACs in Series 31 on September 11, 1997.  The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31.  Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2010, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the  Operating Partnership.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100.  As of March 31, 2010, one of the properties has been disposed of and 26 remain.  The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2010.  Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership.  The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32).  The Fund commenced offering BACs in Series 32 on January 19, 1998.  The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32.  Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2010, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677.  As of March 31, 2010, one of the properties have been disposed of and 16 remain.  The Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of March 31, 2010.  Of the amount outstanding, $46,908 has been loaned to one of the Operating Partnerships.  The loan will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2010, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships.  Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of March 31, 2010.  The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34).  The Fund commenced offering BACs in Series 34 on September 22, 1998.  The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34.  Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2010, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35).  The Fund commenced offering BACs in Series 35 on February 22, 1999.  The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2010, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36).  The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2010, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37).  The Fund commenced offering BACs in Series 37 on October 29, 1999.  The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2010, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2010.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.

(Series 38).  The Fund commenced offering BACs in Series 38 on February 1, 2000.  The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38.  Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2010, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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

During the fiscal year ended March 31, 2010, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2010, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2010.  The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

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

During the fiscal year ended March 31, 2010, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631.  As of March 31, 2010, two of the properties have been disposed of and 21 remain.  The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships.  Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2010.  The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

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

During the fiscal year ended March 31, 2010, none of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120, and the Fund had completed payment of all installments of its capital contributions to 18 Operating Partnerships.  As of March 31, 2010, 1 of the properties have been disposed of and 22 remain. Series 42 has outstanding contributions payable to 5 Operating Partnerships in the amount of $452,937 as of March 31, 2010. Of the amount outstanding, $333,819 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $119,118 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43).  The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2010, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154, and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of March 31, 2010. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2010, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519, and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $590,561 as of March 31, 2010. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,957 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2010, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2010, one of the properties has been disposed of and 30 remain.  The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships.  Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2010.  The remaining contributions of will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2010, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082, and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships.  Series 46 has outstanding contributions payable to 3 Operating Partnerships in the amount of $20,138 as of March 31, 2010.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2010 and 2009 was $5,572,190 and $6,053,083, respectively.

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

(Series 20).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 21 Operating Partnerships at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,012,337 and $1,454,574, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 20 was $0.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(279,089) and $(1,573,686), respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnerships, impairment losses, and the fund management fee.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit monitoring agency, the Illinois Housing Development Authority (“IHDA”), and high debt. In general, the fundamentals of the property have been deteriorating since 2006 as a result of a decrease in annual average occupancy and a decrease in net effective rents.  Occupancy as of March 31, 2010 was 79%.  Average occupancy for 2009 was 86% versus 82% for 2008, 81% for 2007 and 93% for 2006.  Due to several months of low occupancy, the property had insufficient cash to turn units and pay payroll and property management fees in early 2009. In May 2009, the investment partnership funded $16,238 to cover some payables associated with unit turn costs, as well as past due management fees and payroll. In the third quarter of 2009, the investment partnership funded an additional $23,553 to cover mold remediation costs (see below) that property operations could not support. To date, the investment partnership has funded $72,178 to the Operating Partnership for operating deficits, of which $39,791 was funded in 2009; $17,112 was funded in 2007; and the remainder was funded in prior years. The property operated slightly below breakeven in 2008 and has continued to operate below breakeven. The property should be able to breakeven at 94% occupancy; however, at the current occupancy level it is not possible to cover the cost of unit turnovers and pay debt service. The Operating Partnership previously established an operating reserve, which had a balance of approximately $78,000 at the end of the second quarter 2009; however, per the loan documents, this reserve functions as a debt service reserve, is controlled by the lender, and is only to be withdrawn from by the lender in the event of default under the loan agreement.

Several years ago, the operating general partner tried to improve the property’s financial performance by refinancing the mortgage, but was unsuccessful. Currently, an affiliate of the investment general partner is serving as the operating general partner. The investment general partner had been attempting to find a replacement operating general partner and was in discussions with several interested parties; however, no offers resulted from these conversations. As a result, the investment general partner hired a real estate broker to evaluate the operating general partner interest and help identify additional operating general partner replacements. To date it has been difficult to find an unrelated third party willing to step in as the operating general partner for an underperforming property. The broker suggested that the most likely replacement operating general partner would be a non-profit entity. The investment general partner requested assistance from IHDA, which is also the second lender, in identifying such a non-profit; however, IHDA was unable to provide recommendations or identify specific non-profit developers.

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

During the first quarter of 2010, the senior lender denied the Operating Partnership’s request to restructure the debt and is proceeding toward foreclosure.  On March 24, 2010, the court granted the lender a judgment of foreclosure and sale and we expect the foreclosure sale to occur prior to the end of 2010.  The investment general partner has determined that the costs associated with maintaining the property through December 31, 2010, the end of the low income housing tax credit compliance period, appear greater than the benefits associated with maintaining tax credit compliance. Any foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period will require the Operating Partnership to recognize tax credit recapture.  If the foreclosure were to take place in 2010, the Operating Partnership will experience estimated recapture and interest of $292,999, equivalent to $74 per 1,000 BACs. The lender assigned a receiver to the property on October 1, 2009. The receiver is now managing the property and all Operating Partnership accounts.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. The 2008 average occupancy was 85% as a result of vacancies caused by water damage from Hurricane Ike.  In total, 64 units were affected, of which 46 were off-line.  All units were back on line in the first quarter of 2009.  All liability issues were addressed and corrected immediately following the storm.  The cost for repairs is $2,300,000, with insurance proceeds covering all expenses.  In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%.  Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in concession of $99 and a resident referral program with a $300 discount are in place. Management has revised the marketing plan, which became effective during the first quarter of 2010.  The occupancy for the first quarter of 2010 averaged 81%; however, with the implementation of the new marketing plan, management is hopeful the occupancy will show signs of improvement throughout 2010. The mortgage, taxes, and insurance payments are current.  On December 31, 2010, the 15-year low income housing tax credit compliance period expires with respect to Lafferty Street Apartments, L.P.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the first quarter of 2010, the property continues to operate below breakeven due to low occupancy and high maintenance, utility, and bad debt expenses.  Occupancy is low as the Jackson, MS market is over-saturated with tax credit housing; the subject property has difficulty competing with newer affordable communities in the market.  Occupancy has improved slightly since 2009 and ended the first quarter of 2010 at 70%.  Management continues to offer concessions of up to one month free rent to help increase occupancy.  Maintenance expenses are high due to turnover and the need to make vacant units rent ready. Utility expenses are high due to exorbitant water rates in the City of Jackson.  To reduce bad debt, management has implemented a zero tolerance policy to remove non-paying residents from units more quickly and management is training staff to more aggressively collect payment.  Mortgage and insurance payments are current and the operating general partner will be funding the real estate taxes in the second quarter.  On December 31, 2009, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II — Series 14, Boston Capital Tax Credit Fund III — Series 17 and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners’ investment in the Operating Partnership in accordance with the equity method of accounting.   In April 2010, the investment limited partner transferred 49% of its interest for $262,209.  Of the proceeds received $5,200, $1,600 and $13,200 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer.  The remaining proceeds of $62,974, $19,377 and $159,858, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively.  The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.  The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Floral Acres Apartments II (Floral Acres II) is a 32-unit complex located in Waggaman, LA.  The property operated above breakeven in 2008 with average occupancy of 90%.  As of December 31, 2009, occupancy was at 94%, yet the property operated below breakeven for the year due to a large increase in operating expenses.  Maintenance costs increased from $16,949 in 2008 to $87,096 in 2009.  According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit.  Repair work included a new roof and flooring throughout the complex.  All repair work was completed in the fourth quarter of 2009.  Occupancy was at 100% as of March 31, 2010 and the property operated above breakeven.  Maintenance expenses have corrected back to their historic levels.

In January 2010, the investment general partner transferred its interest in Clarksville Estates, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $656,811 and cash proceeds to the investment partnership of $19,866.  Of the total proceeds received $2,198 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $10,168 will be returned to cash reserves held by Series 20.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $10,168 as of March 31, 2010.

In May 2010, the investment general partner of Boston Capital Tax Credit Fund III LP — Series 18 and Boston Capital Tax Credit Fund IV LP — Series 20 transferred their respective interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720, for Series 18 and Series 20, respectively.  Of the total proceeds received $22,680 and $9,720 for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 and $3,000 for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively.

In June 2010, the investment general partner of Series 20 and Series 41 transferred their respective interests in Cascade Commons LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $22,279,256 and cash proceeds to the investment partnerships of $782,140 and $390,484 for Series 20 and Series 41, respectively. Of the total proceeds received, $17,876 and $8,924 for Series 20 and Series 41, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $764,264 and $381,560 were returned to cash reserves held by Series 20 and Series 41, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 21).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,215,205 and $669,123, respectively in passive income tax losses that were passed through to the investors and also provided $0.08 and $0.11, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 21 was $0 and $97,879, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $528,259 and $(521,323), respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnerships, general and administrative, impairment losses, and the fund management fee.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin.  Occupancy as of March 31, 2010 was 95%. Although occupancy is strong and expenses remain reasonable, low rental rates in the area have prevented the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin.  Occupancy as of March 31, 2010 was 85%. Although expenses remain below the state average, low rental rates in the area have prevented the property from achieving breakeven. The property’s taxes and insurance are current; however, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default.  The note was accelerated in April of 2010. The operating general partner was in contact with the lender in hopes of gaining an interest only forbearance for a four-year period (the note matures in 2014). However the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 be made by April 20, 2010 to cure the default.  The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest.  The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment.  Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner indicated that it would not continue to support operations due to financial constraints.  The tax credit delivery period ended in 2004 and the low-income housing tax credit compliance period expired in 2009. A foreclosure sale occurring in 2010 would not result in any recapture or penalties because the property is beyond the compliance period.  As the annual losses generated by the operating partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss will be recognized by the investment partnership as a result of the foreclosure.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY.  The property continues to operate below breakeven due to high operating expenses and low occupancy.  The property had an average occupancy rate of 77% in 2009 and operated below breakeven, with cash flow deficit of ($81,458).  As of March 31, 2010, occupancy declined to 73%.  On August 20, 2007, the investment general partner received a fax, via management, from the Internal Revenue Service stating that due to continued non-compliance at Lookout Ridge Apartments, credits could not be calculated for the year, and that the previous credits claimed are subject to recapture.  The specific non-compliance issues cited by the Internal Revenue Service are: management failed to correctly complete or document tenants’ annual income certification; violation(s) of local inspection standards; the project failed to meet minimum set-aside requirements; violation(s) of the Vacant Unit Rule under Reg. 1.42-5(c)(1)(ix); and the project is no longer in compliance with nor participating in the Section 42 Program.

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

The operating general partner requested use of operating reserve funds in order to pay for 2008 taxes; as a result, the operating reserve balance is now zero.  Accounts payables as of year-end 2009 were $215,664. The operating general partner reports the funding of $338,000 in operating deficits as of May 2010.

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

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin.  Occupancy was 97% as of March 31, 2010. The property’s operating expenses are below the state averages.  Despite high occupancy, low rental rates in the area have prevented the property from achieving breakeven.  The management agent continues to market the available units by working closely with the Housing Authority and is implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and account payables are current.

In January 2010, the investment general partner transferred its interest in Campton Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $951,173 and cash proceeds to the investment partnership of $32,689.  Of the total proceeds received $2,640 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $15,808 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $14,241 will be returned to cash reserves held by Series 21.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $14,241 as of March 31, 2010.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The construction was completed in March 2007 and the property was fully re-occupied by the spring of 2008. However, in 2009 occupancy began to drop and as a result the property was unable to breakeven. Average occupancy in 2009 was 85%.  Through the first quarter of 2010, physical occupancy improved and as of March 2010 the property was 93% occupied and operating with a slight deficit. The improved occupancy was due to intensified marketing efforts. However, rental concessions required to maintain occupancy and slightly elevated administrative expenses, caused by increased marketing costs, resulted in the property operating below breakeven in March. Management is confident that breakeven will be achieved by June 2010. The mortgage, taxes, insurance, and payables are current. The operating general partner continues to fund operating deficits.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Centrum — Frederick LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,372,664 and cash proceeds to the investment partnership of $466,654. Of the total proceeds received, $88,576 represents a reimbursement of funds previously advanced to the Operating Partnership, and $55,000 represents reporting fees due to an affiliate of the investment partnership.  Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $308,078 will be returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $97,878. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $210,200 as of June 30, 2009.  In August 2009, the investment partnership received its share of the operating partnership’s cash and reserves in the amount of $410,000 which was recorded as a gain on sale and returned to the cash reserves as of September 30, 2009.

In January 2010, in accordance with the operating partnership agreement for Cattaraugus Manor LP, the investment general partner transferred its interest in Cattaraugus Manor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,051,904 and cash proceeds to the investment limited partner of $0.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2010.  The investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any.  Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

(Series 22).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had total of 25 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,348,850 and $1,339,578, respectively in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(208,678) and $(974,194), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses and the fund management fee.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL.  Occupancy in 2009 averaged 85% and the property operated below breakeven due to low occupancy and high maintenance costs.  The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area.  According to management, another Illinois Housing Development Authority property opened in January 2010 saturating the market with a supply of income restricted units that weren’t needed. The property is contemplating offering one-month free rent or free cable service to drive demand for Elks Tower units. Maintenance expenses were higher in 2009 due to a water sprinkler supply line being cut causing considerable damage.  Occupancy was 81.5% as of March 2010, but has increased to 100% occupied as of May 2010.  Based on first quarter 2010 figures, the property continues to operate below breakeven.  The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin.  Occupancy as of March 31, 2010 was 85%. Although expenses remain below the state average, low rental rates in the area have prevented the property from achieving breakeven. The property’s taxes and insurance are current; however, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default.  The note was accelerated in April of 2010. The operating general partner was in contact with the lender in hopes of gaining an interest only forbearance for a four-year period (the note matures in 2014). However the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 be made by April 20, 2010 to cure the default.  The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest.  The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner indicated that it would not continue to support operations due to financial constraints.  The tax credit delivery period ended in 2004 and the low-income housing tax credit compliance period expired in 2009. A foreclosure sale occurring in 2010 would not result in any recapture or penalties because the property is beyond the compliance period.  As the annual losses generated by the operating partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss will be recognized by the investment partnership as a result of the foreclosure.

Roxbury Veterans Housing, LP (Highland House) is a 14-unit property located in Roxbury, Massachusetts.  In the second quarter of 2007 the Department of Housing and Community Development informed the investment general partner that the Department of Mental Health would be terminating its contract with Roxbury Veterans Housing due to sub-par property conditions. Upon notification, the investment general partner inspected the property and found areas of concern regarding the overall condition of the property. The investment general partner also learned that the operating general partner terminated the management contract of the third-party agent late in 2006, with the intention of self-managing. In May 2007, the investment general partner was informed of a default notice sent to the operating general partner by One United Bank, the holder of the first mortgage note. The investment general partner learned that there was a mortgage sale of the property scheduled for June 14, 2007, and that this sale date had been extended from May 2007.

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

All units remained vacant through the fourth quarter of 2008.  The property began making units available in 2009 and operated above breakeven for the year with occupancy ending the year at 93%. The occupancy dipped slightly to 86% during the first quarter of 2010 but management is confident that the occupancy will increase during the second quarter.  Throughout negotiations regarding the foreclosing lender, the operating general partner transfer, and additional funding, the credit allocating agency repeatedly assured that credits would not be in jeopardy.  Since that time, there have been senior staff changes at the credit agency that prompted the investment general partner to seek reconfirmation of the credit situation; after repeated attempts for confirmation, the agency’s position remains unknown.  The tax credit delivery period ended in 2007 and the low-income housing tax credit compliance period expires in 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO.  The property suffers from low occupancy due to a weak local economy.  In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable.  The poor quality of the school system also makes it difficult to attract families with children.  The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees.  Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased.  A site visit was completed in July 2009, and found the property in excellent condition.  The 2009 average occupancy was 89%, reaching 90% in December 2009.  The first quarter of 2010 showed signs of improvement increasing to an average of 92%. The operating general partner continues to fund all operating deficits.  The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK.  The property operated with an average occupancy of 83% in 2008 and 87% in 2009.  Despite the low occupancy, the Operating Partnership has been able to breakeven due to the operating general partner’s ability to control expenses.  The management company was replaced at the end of 2007. Turnover at the maintenance staff position remained problematic in 2009 and contractors were hired to turn vacant units as management worked to fill three vacant maintenance positions.  All three maintenance positions were filled in the third quarter of 2009 and the property has been fully staffed since that time. Management is aggressively advertising in local publications and online sources. Through the first quarter of 2010, occupancy was 86% and operations remained above breakeven. All real estate tax, insurance, and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL.  The property began experiencing a decline in operations at the end of 2007 due to a combination of a low occupancy and an increased insurance expense.  Occupancy continued to decline in 2008 and the property operated below breakeven due to increased concessions, turnover expenses, and bad debt. With aggressive marketing, occupancy rebounded slightly in 2009, averaging 88%, but operations remained below breakeven. The continued struggle with vacancy and bad debt is a direct reflection of economic conditions in Florida where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts to on-line sources, Section 8, Tampa Housing Authority, and the Hillsboro County Agencies. At the end of the first quarter of 2010, occupancy was 88% with below breakeven operations. Management has been successful in reducing expenses but operations remain below breakeven due to the high vacancy losses and bad debt. The investment general partner will continue to work with management to reduce economic vacancy and control expenses.  All real estate tax, insurance and mortgage payments are current. 2010 is the final year of tax credit compliance period.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri.  Occupancy began to decline in July 2008 to 71% by year-end, and operations were below breakeven status.  Occupancy fluctuated throughout 2009, from 81% in June to 85% by year-end. The property is not located in a densely populated area and the majority of residents are retail employees with diminishing work hours.  The site manager continues to increase advertising and outreach to area employers, as well as offering resident referrals and rent concessions.  Occupancy in the first quarter of 2010 averaged 69% as layoffs continue and work hours are further reduced. The investment general partner will continue to work with management to investigate alternative methods of attracting residents.  Property taxes and insurance are current.  On December 31, 2009, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lost Tree Limited Partnership (Lost Tree Apartments) is an 88-unit family property located in Branson, Missouri.  Occupancy began to decline in April of 2009 reaching 80%, from a previous six-month average of 90%.  Occupancy began to improve in September of 2009 reaching 95% and remained strong at 92% as of December 31, 2009 and 90% as of March 31, 2010, but the property continued to operate below breakeven in 2009. The majority of the tenant base is composed of employees in the tourism industry.  Operations are anticipated to improve in the next quarter.  The applicant pool is also limited due to the low-income limits in the County.  Due to increased turnover, maintenance expenses have increased from 2008 to 2009.  Management and the owners continue to increase advertising and outreach.  In 2009 the operating general partner used $41,000 from replacement reserves to fund deferred maintenance expenses and developer fees.  In December 2009, the operating general partner initiated a short term $50,000 loan to pay down the remaining developer fee, pay taxes and pay down the majority of payables.  This was done without permission of the investment general partner.  The operating general partner also depleted the remaining replacement reserves to fund the fourth quarter operating deficits.  The 2009 audit depicted a cash deficit of ($25,000).  This was financed by depleting the replacement reserves down to $2,500 and taking on the $50,000 affiliated loan. The main issue is that the operating general partner has exhausted the reserves and now will be required to fund estimated deficits of $18,000 to $20,000 per year.  Property taxes and insurance are current.  On December 31, 2009, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, in accordance with the operating partnership agreement for Bellwood Gardens LP, the investment general partner transferred its interest in Bellwood Gardens LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,195,267 and cash proceeds to the investment limited partner of $0.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.

Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2010.  The investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any.  Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

In March 2010, the investment general partner transferred its interest in Clarendon Court LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,391,510 and cash proceeds to the investment partnership of $56,082.  Of the total proceeds received,$3,934 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $37,148 were returned to cash reserves held by Series 22.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $37,148 as of March 31, 2010.

In January 2010, the investment general partner transferred its interest in Fonda LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $958,534 and cash proceeds to the investment partnership of $28,834.  Of the total proceeds received $5,115 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $23,719 will be returned to cash reserves held by Series 22.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,719 as of March 31, 2010.

In January 2010, in accordance with the operating partnership agreement for Lake Street Apartments, the investment general partner transferred its interest in Lake Street Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,308,662 and cash proceeds to the investment limited partner of $0.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2010.  The investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any.  Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

(Series 23). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 20 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,266,065 and $1,494,044, respectively in passive income tax losses that were passed through to the investors and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 23 was $0.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(218,996) and $(1,118,218), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, impairment losses, and the fund management fee.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY.  Replacement reserves have not been fully funded and the account payable balance remains high.  The balance sheet indicates that over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership, including an additional $58,500 to the operating general partner’s company in 2008.  The investment general partner visited the operating general partner at his corporate office to discuss these issues.  The operating general partner stated that he would need to conduct additional research to understand how these sources were deployed.  Asset management fees are guaranteed and remain outstanding.  In addition, Operating Partnership reporting from the operating general partner is sporadic. Year-end 2009 occupancy was 97%, but operations were below breakeven for the year.  As of March 2010 the property operated below breakeven.  The first quarter financials and occupancy have been requested.  All taxes, insurance and mortgage payments are current.  The Operating Partnership’s low income housing tax credit compliance period expired on December 31, 2009.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

South Hills Apartments (South Hills Apartments, LP) is a 72-unit, family property located in Bellevue, Nebraska. In 2008, the property operated below breakeven as a result of low occupancy, low rental rates and overly burdensome debt, which carried an interest rate of 10.4%. Due to a number of job losses in the area, occupancy decreased to 82% for 2009. There were few qualified prospective residents that could afford the tax credit rents without obtaining rental assistance, which was limited. The property was also competing with newer properties, which offered superior amenity packages.  Despite management’s marketing and rent collection efforts, the property continued to operate below breakeven in 2009.

Historically, the operating general partner had funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, in the first quarter of 2009, the operating general partner indicated that it would not continue to support the operations due to financial constraints. As a result, the Operating Partnership missed the April and June mortgage payments. In July 2009, the lender served the Operating Partnership with a Notice of Default and Election to Sell. In addition, the mortgage was in technical default, as it fell below the required minimum combined escrow (real estate taxes, insurance, and replacement reserves) balance of $50,000. The lender demanded a payment of $70,000 to be made by August 3, 2009, to cure the default; however, the operating general partner failed to provide such funds. The lender commenced a foreclosure action on August 4, 2009, with a foreclosure sale that was scheduled for October 20, 2009.  At that time, the investment general partner determined that the costs associated with maintaining the property through December 31, 2010, the end of the low income housing tax credit compliance period, appeared to be greater than the benefit associated with maintaining tax credit compliance.

In September, a buyer was identified who was willing to purchase the interests of the Operating Partnership for a nominal amount and keep the property affordable through the remainder of the compliance period, if the lender would agree to withdraw the foreclosure filing. However, the lender rejected this proposal and, in October, accepted a bid from another buyer to purchase from the lender the outstanding debt on the property. The new lender delayed the foreclosure for several weeks. On December 1, 2009, the operating general partner, investment general partner, and new lender signed an agreement to transfer the deed to the lender in lieu of foreclosure in January 2010. On January 4, 2010, the deed was transferred to the new lender.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded as of March 31, 2010.  It was originally estimated that a foreclosure occurring in 2010 would result in the Operating Partnership experiencing estimated recapture and interest of $360,713, equivalent to $106 per 1,000 BACs. However, the property will likely maintain its affordable housing minimum set-aside through 2010, due to the three year vacancy decontrol rule set forth in Section 42 of the Internal Revenue Code, which prevents owners from evicting current residents for three years. The recapture costs will likely be based only on the units that were not occupied by income qualified residents in 2010, which should result in recapture costs lower than those stated above. This value cannot be determined until year-end 2010.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO.  The property suffers from low occupancy due to a weak local economy.  In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-

family rental homes, which are more desirable.  The poor quality of the school system also makes it difficult to attract families with children.  The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees.  Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased.  A site visit was completed in July 2009, and found the property in excellent condition.  The 2009 average occupancy was 89%, reaching 90% in December 2009.  The first quarter of 2010 showed signs of improvement increasing to an average of 92%. The operating general partner continues to fund all operating deficits.  The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK.  The property operated with an average occupancy of 83% in 2008 and 87% in 2009.  Despite the low occupancy, the Operating Partnership has been able to breakeven due to the operating general partner’s ability to control expenses.  The management company was replaced at the end of 2007. Turnover at the maintenance staff position remained problematic in 2009 and contractors were hired to turn vacant units as management worked to fill three vacant maintenance positions.  All three maintenance positions were filled in the third quarter of 2009 and the property has been fully staffed since that time. Management is aggressively advertising in local publications and online sources. Through the first quarter of 2010, occupancy was 86% and operations remained above breakeven. All real estate tax, insurance and mortgage payments are current.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL.  The property began experiencing a decline in operations at the end of 2007 due to a combination of a low occupancy and an increased insurance expense.  Occupancy continued to decline in 2008 and the property operated below breakeven due to increased concessions, turnover expenses, and bad debt. With aggressive marketing, occupancy rebounded slightly in 2009, averaging 88%, but operations remained below breakeven. The continued struggle with vacancy and bad debt is a direct reflection of economic conditions in Florida where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts to on-line sources, Section 8, Tampa Housing Authority, and the Hillsboro County Agencies.  At the end of the first quarter of 2010, occupancy was 88% with below breakeven operations. Management has been successful in reducing expenses but operations remain below breakeven due to the high vacancy losses and bad debt. The investment general partner will continue to work with management to reduce economic vacancy and control expenses.  All real estate tax, insurance and mortgage payments are current, 2010 is the final year of tax credit compliance period.

Mathis Apartments, LTD (Mathis Apartments) is a 32-unit complex located in Mathis, TX.  In 2008, occupancy averaged 94% and the property operated above breakeven.  Occupancy remained strong throughout 2009, ending the year at 95%. There was a large increase in maintenance costs in 2009.  Maintenance costs increased 84% over 2008 figures.  According to the operating general partner, the spike in maintenance is due to Rural Development required repairs.  Despite the increase in maintenance costs the property operated above breakeven in 2009.  The property continued to operate above breakeven through the first quarter of 2010 and occupancy averaged 97%.  All taxes, insurance and mortgage payments are current.

In January 2010, the investment general partner transferred its interest in Philmont LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,443,412 and cash proceeds to the investment partnership of $43,398.  Of the total proceeds received $5,173 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $38,225 will be returned to cash reserves held by Series 23.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $38,225 as of March 31, 2010.

In February 2010, the investment general partner entered into an agreement to transfer its interest in Broderick Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,611,311 and cash proceeds to the investment partnership of $74,780.  The transaction closed on April 26, 2010. Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $20,400 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds from the transfer of $44,380 were returned to cash reserves held by Series 23.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Mid City Associates LP (Mid City Apartments) are 58 modular duplex apartments, comprising the first phase of a two-phase low-income housing project totaling 96-units in the North Greenville section of Jersey City.  Located on 15 separate infill parcels, Mid-City Apartments consists of 57 two-bedroom units and 1 three-bedroom unit, including 3 two-bedroom apartments designed specifically for handicapped tenants.  Average occupancy in 2009 was 98% and the property operated below breakeven.  As of March 2010 the property is 98% occupied with minimal bad debt.  Despite a high occupancy, the property’s expenses are roughly 134% of the state average.  Maintenance expenses in 2009 were $951 higher per unit than the previous year state average.  During November 2009 the first mortgage note in the amount of $990,000 with the New Jersery Housing and Mortgage Finance Agency matured.  As of December 31, 2009 the liability was paid in full. In September 2009, the Operating Partnership began discussions with the Agency regarding the possibility of refinancing the third mortgage note, which also matured in November 2009. The process is currently ongoing; with the Agency agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired.

(Series 24). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $2,155,903 and $897,459, respectively, in passive income tax losses that were passed through to investors and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009 Investments in Operating Partnerships for Series 24 was $0.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009 the net income (loss) of the Series was $(11,402) and $(668,822), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York.  The neighborhood has been a difficult one in which to operate due to high crime.  Almost all the tenants use some public subsidy, making this a very management-intensive property.  Poor tenancy has historically resulted in operating deficits.  Although management has been proactive in addressing these concerns, other management issues, including poor rent collections and deferred maintenance, have negatively impacted the property.  Occupancy was 77% at the end of the first quarter of 2010.  Management is trying to be proactive in keeping residents by supplying life skills training to families who are having trouble paying rent.  After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions.  Operating expenses in the first quarter of 2010 are running slightly above budget and the property continues to operate below breakeven. The mortgage, real estate taxes, and insurance payments are all current. The replacement reserve is fully funded. The operating general partner has funded the operating deficits by cash infusions and deferring management fees.  The operating general partner’s long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located.

A site visit conducted in the fourth quarter of 2009 showed the property looked good and was well maintained.  The majority of the vacant units were rent ready, although there were no prospective move-ins scheduled.  The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes.  The compliance period expires December 31, 2010.  The investment general partner will continue to monitor this property until operations improve.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses.  Occupancy continues to be strong and was 95% at the end of the first quarter of 2010.  Operating expenses are high mainly due to maintenance costs as a result of severe physical deficiencies in a number of buildings on site.  Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies.  These concerns have been addressed on an ongoing basis via advances by the operating general partner.  Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continued to operate below breakeven in 2009.  The operating general partner continues to address settlement concerns by slab jacking to stabilize movement.  All buildings are on-line and deferred maintenance does not appear to be an issue.  The operating general partner is actively repairing drywall cracks, adjusting sticking doors, and repainting impacted units. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee.  So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana.  Occupancy issues began in 2007 following a rent increase.  According to the operating general partner, in addition to the rent increase, occupancy had been adversely affected by a weak local economy, as well as turnover of the on-site manager position.  Occupancy averaged 82% in 2008.  Despite the low occupancy, the property managed to operate above breakeven due to a reduction in operating expenses.  In September of 2009 a new management company was brought in to manage the complex.  The new management company has a great deal of experience in Low-income Housing Tax Credit property management throughout Louisiana and Texas.  The new management company found there to be a good deal of deferred maintenance at the property and vacant units were not rent ready.  By December 31, 2009, new management had addressed all deferred maintenance issues at the site and had restored all vacant units to rent ready status.  The cost for the repair work was funded from the project’s operating and replacement reserve accounts.  As a result, occupancy improved to 94% as of December 31, 2009 and the property was 97% occupied as of March 31, 2010.  The property operated above breakeven in the first quarter of 2010.  The guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC.  Industrial decline in the area has led to a dwindling population base from which to draw qualified residents.  Only 21 of the property’s 72 units have rental assistance.  Consequently, the property has trouble competing with properties that offer more units with rental assistance.  In 2008, occupancy averaged 85%, and the property operated below breakeven for the year.  In 2009, the property averaged 73% occupancy and operated below breakeven with a cash flow deficit of ($11,072). Occupancy has been improving in 2010 and was 89% as of March 2010. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan.  Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner’s guarantee is unlimited in time and amount.  The Operating Partnership’s low income housing tax credit compliance period expired on December 31, 2009.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND.  In 2009, average occupancy declined to 84%, with operations slightly below breakeven.  Due to performance concerns, the site manager was replaced during the fourth quarter of 2008.  The concerns were due to poor tenant screening and other managerial concerns.  The new manager began evicting problematic tenants and put into place more stringent applicant approval standards.  Further, as rents had not been increased in the last four years, management increased rents significantly.  Despite the increase, rents were still lower than the market average.  Many tenants moved out as a result of the rental rate increase.  Others moved out due to management’s enforcement of the rules, resulting in a decline in occupancy to 75% as of January 2009.  Management increased marketing efforts and outreach.  Occupancy had improved to 88% by year-end 2009 and has continued trending upward into 2010, averaging 92% in the first quarter, and the property is operating slightly above breakeven.  Management is considering another rental rate increase in an effort to continue to stabilize operations.  The investment general partner will continue to monitor the property’s performance. All real estate tax, mortgage, and insurance payments are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri.  Since 2006, occupancy has remained inconsistent, and the property has continued to operate below breakeven.  As a result, the management staff has been replaced.  The new staff has received additional training in leasing, marketing and resident retention.  Additionally, the leasing office has increased their hours of operations.  New amenities at the site include the installation of a basketball court.  Although 2009 occupancy averaged 81% and resulted in below breakeven operations, there was consistent improvement throughout the year and occupancy reached 100% in December 2009. Occupancy has remained high, averaging 97% in the first quarter of 2010 and operations are above breakeven. The investment general partner will continue to monitor operations and management to ensure stabilization. The operating general partner continues to fund deficits as necessary. The mortgage, real estate taxes, and insurance are current.  The tax credit delivery period ended in 2006.  The low income housing tax credit compliance period expires at year-end 2010.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances.  The Department of Housing and Urban Development terminated the Housing Assistance Payment contract.  The trustee for the bonds declared default under the bond documents.  The operating general partner chose not to contest the City’s order or HUD’s contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use.  The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest.  The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007.  In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders’ trustee. As of December 2007, the bondholders’ trustee had effectively taken control of the property, although it had not formally accepted the deed. The bondholders’ trustee has been attempting to market the property since late 2007, with numerous offers falling through.  In August 2009, the trustee identified a buyer that agreed to purchase the property for $375,000 and scheduled a foreclosure sale for late September.  The property was sold at foreclosure sale to this buyer on September 23, 2009 for $375,000, or less than $.20 of the face value of the bonds.  There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND.  In 2009, average occupancy was 90%, and the property operated slightly below breakeven due to high utility expenses, high real estate taxes and turnover related expenses.  Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to new Americans despite no rental or credit history.  As a result, the property was negatively affected by unique cultural concerns.  In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history.  In addition, leases of problematic tenants were not renewed.  As a result, occupancy declined to 79% in January 2009 but trended upward throughout the year and into 2010.  The operating general partner was positioning the property for disposition upon the Operating Partnership’s emergence from its compliance period in 2009.  In addition to the change in leasing strategies, physical improvements were made to increase marketability including new landscaping and appliances.  As of March 31, 2010, occupancy was 96% and the property is operating just above breakeven.  In an effort to continue this upward trend in occupancy, aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine, have been put into place.  In addition, management has also made the property pet friendly, opening the door to a whole new tenant base.  The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee.  The investment general partner will continue to monitor operations and assist management in improving leasing standards as well as reducing operating expenses.  The mortgage, trade payables, property taxes, and insurance are current. The Operating Partnership’s low income housing tax credit compliance period expired on December 31, 2009.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Pahrump Valley Investors (Pahrump Valley Apartments) is a 33-unit senior living facility located in Pahrump, Nevada. In 2008, the property maintained an average occupancy of 96% with operations below breakeven status. Operating cash funded the 2008 deficit. The deficiency in operations can be attributable to operating expenses related to an aging property, combined with low rent levels.  The large increase in operating expenses consists of higher utility rates and maintenance incurred from turnover.  Management indicated that to combat the utilities increase, primarily due to water and sewer rates, water saving devices such as new showerheads and faucets have been installed in units.  The property operated slightly below breakeven in 2009. Management has reported that turnover decreased in 2009, and has dropped of precipitously in the first quarter of 2010. The property will begin to fund turnover costs from a well-funded replacement reserve account, eliminating the practice of funding these expenses through the operating cash account. At the end of March 2010, the property recorded occupancy of 100%, with operations well above breakeven. In January 2010, management received a $100 rental increase per unit per month.  Along with dealing with the effect of operational expenses, the rental rate increase has enabled the property to extinguish accrued expenses.  Management’s goal is to eradicate all existing accrued expenses by the end of 2010.  The mortgage, taxes, and insurance are all current.

In January 2010, the investment general partner transferred its interest in Brownsville Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,161,625 and cash proceeds to the investment partnership of $34,849.  Of the total estimated proceeds to be received $14,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $13,349 will be returned to cash reserves held by Series 24.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $13,349 as of March 31, 2010.

In January 2010, the investment general partner transferred its interest in Stanton Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,172,438 and cash proceeds to the investment partnership of $35,173.  Of the total estimated proceeds to be received $11,926 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $15,747 will be returned to cash reserves held by Series 24.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $15,747 as of March 31, 2010.

(Series 25). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $3,107,970 and $1,002,780, respectively, in passive income tax losses that were passed through to investors and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 25 was $0 and $9,461, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(87,110) and $(2,854,621), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In 2005, the original general partner and management company were replaced as operations fell below breakeven and deferred maintenance issues developed. Since deferred maintenance had not been properly addressed, the new management company struggled to bring severely damaged units back online as replacement reserve funds and cash flow was insufficient to complete the work. Although the new operating general partner funded capital expenditures of $133,000 in 2005 and $190,000 in 2006 to complete repairs, the property failed the 2007 Real Estate Assessment Center (REAC) inspection. Due to the failed inspection, the Department of Housing and Urban Development (HUD) lost confidence in the management company and required a change. With the approval of the investment general partner, the operating general partner secured a $500,000 bridge loan to address all items raised by 2007 REAC inspection, as well as additional rehab items on all units. A new management company was hired in February 2008. Since that time, management has focused on evicting problem tenants, strengthening screening criteria, and working closely with the local social service organizations and the local authorities in order to improve security and the reputation of the property. Occupancy averaged 91% in 2009 and operations were slightly above breakeven. A new REAC inspection in December 2009 resulted in a failing score but that inspection was challenged due to inspector error. The inspection was reissued with a passing score in March of 2010. With the passing of the REAC inspection Indianapolis HUD agreed to extend the Housing Assistance Program contract to January 31, 2012. The owner has signed the contract and is awaiting the final executed copy to be returned.  Through the first quarter of 2010, occupancy was 96% and the property was operating above breakeven. All real estate tax, insurance, and mortgage payments are current. In September 2009, the investment general partner of Sutton Place Apartments Limited Partnership approved an agreement to sell the property and the transaction was anticipated to close in December 2009; however, the buyer was unable to consummate the sale and the agreement has expired.

M.R.H., LP (The Mary Ryder Home), is a 48-unit elderly property located in St. Louis, MO. Despite strong occupancy, the property operated at a deficit in 2007, due to a large increase in real estate taxes.  The City of St. Louis granted the property a tax abatement that expired in 2006; however, the operating general partner erroneously thought the abatement went through 2007, and did not budget for the additional liability.  The new assessment was appealed after the City of St. Louis rejected an extension to the abatement. The firm who did the original property appraisal offered its service for the appeal, pro-bono. In the third quarter of 2009, the tax assessment was reduced by approximately 50%, resulting in an $18,756 tax savings. The operating general partner and the tax consultant felt that the taxes should be reduced further and continued to appeal the assessment into the fourth quarter of 2009.  This was not successful; however, the property was reclassified from a commercial property to a residential property.  The operating general partner plans to appeal the 2010 assessment, which is expected to be issued in the third quarter of 2010. The property has been paying the higher tax amount through the entire tax appeal process; all payments are current. The property continued to operate below breakeven in 2009 due to high operating expenses.  In the first quarter of 2010, the property experienced a decline in occupancy and resulting increase in maintenance costs associated with turnover expenses. The occupancy averaged 78% for the quarter ending March 31, 2010.  The current deficits are being funded through charitable contributions and operating general partner advances.  Despite the cash deficit, the Operating Partnership has no debt.  The operating deficit guarantee is unlimited in time and amount.

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

In January 2010, the operating general partner of Sandstone Village Limited Partnership entered into an agreement to sell the property and the transaction closed on April 9, 2010, but no proceeds have been received.  The sales price of the property was $1,509,127, which includes the outstanding mortgage balance of approximately $1,324,657 and cash proceeds to the investment partnership of $21,818.  Of the total proceeds received, $13,134 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $8,684 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  There are no remaining proceeds from the sale to be returned to cash reserves held by Series 25.

(Series 26). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 43 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,975,447 and $682,887, respectively, in passive income tax losses that were passed through to investors and also provided $0.04 and $0.21, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 26 was $0 and $1,338,250, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(1,672,971) and $(4,529,704), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

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

The Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas.  In 2008, occupancy averaged 92% and the property operated right at breakeven.  The property operated above breakeven in 2009 and through the first quarter of 2010, the property continues to operate above breakeven.  There are mandatory Texas Department of Housing and Community Affairs repairs that need to be addressed.  The operating general partner has received a Housing Trust Fund loan totaling $500,000 to rehabilitate the property.   The work began in May 2010, with an estimated duration of six to ten months. The low income housing tax credit compliance period expires in 2010. All real estate tax, mortgage, and insurance payments are current

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota.  Through 2009, occupancy declined to an annual average of 79% and operated below breakeven due to high economic vacancy, high real estate taxes, high utility expenses and turnover related expenses.  Historically, management at this property had coordinated with LSS to provide housing to new Americans despite no rental or credit history.  As a result, the property was negatively affected by unique cultural concerns.  In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history.  In addition, leases of problematic tenants were not renewed.  Occupancy as of March 31, 2010 is 81% with operations continuing below breakeven status.  The operating general partner is positioning the property for disposition upon the Operating Partnership’s emergence from its compliance period in 2012.  In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacement are being made to increase the marketability of the project.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  The investment general partner will continue to monitor operations to insure occupancy continues to improve and stabilizes above 90%. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota.  In 2009, average occupancy increased to 89%, and the property continued to operate below breakeven due to high vacancy, high real estate taxes, turnover costs and utility expenses.  Historically, management at this property had coordinated with LSS to provide housing to new Americans despite no rental or credit history.  As a result, the property was negatively affected by unique cultural concerns.  In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history.  In addition, leases of problematic tenants were not renewed.  Occupancy as of March 31, 2010 was 94% with operations continuing below breakeven status.  The operating general partner is positioning the property for disposition upon the Operating Partnership’s emergence from its compliance period in 2011.  In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacement are being completed to enhance the marketability of the property.  Occupancy steadily increased throughout 2009 and is continuing this trend throughout the first quarter of 2010.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses.  The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND.  Through 2009, average occupancy was 72%, and operations were below breakeven due to high economic vacancy, real estate taxes, turnover costs and utility expenses. Historically, management at this property had coordinated with LSS to provide housing to new Americans despite no rental or credit history.  As a result, the property was negatively affected by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history.  In addition, leases of problematic tenants were not renewed.  As such, occupancy declined to 75% during the fourth quarter of 2008 and continued trending downward throughout 2009.  The operating general partner is positioning the property for disposition upon the Operating Partnership’s emergence from its compliance period in 2010.  In addition to the change in leasing strategies, physical improvements such as new landscaping and appliances are being made to increase the marketability of the property.  As of March 31,2010, occupancy is at 75% and the partnership is operating below breakeven.  To address the decreased occupancy, management is considering engaging YWCA, which provides transitional housing for abused women and children.  In addition, management put a new pet friendly policy in place, which opens the door to a whole new tenant base.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses.  The mortgage, trade payables, property taxes, and insurance are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN.  Average occupancy for 2009 was 76% with operations below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs.  The property is located in a highly competitive area.  The 2007 decline in occupancy was due primarily to new townhouse units with garages being built in the immediate area, offering rents that were competitive to those at East Park Apartments.  The Operating Partnership is comprised primarily of two and three bedroom units.  As a result, the majority of these units appeal to families.  The property had experienced an increase in turnover as the families moved to the larger townhouse homes.  In early 2007, a Wal-Mart opened next to the property.  This had a significant impact on the property’s performance as the property became highly visible and was now located in a more desirable area.  In addition, more resources are being committed to the property in order to make the units more marketable.  In 2008, the operating general partner began replacing appliances, carpet and flooring.  In addition, the roof was replaced.  In 2009, new siding was installed and the parking lot was re-surfaced and re-striped. Occupancy as of March 31, 2010 was 75%, and the property continues to operate below breakeven in the first quarter of 2010.  All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana.  In July 2008, the investment general partner conducted a site inspection at the property. The results indicated that the property was in need of repairs and cleaning.  At the time of the inspection, all ten units were vacant.  Since that time, the operating general partner invested $20,000 into the property.  Throughout 2009, the investment limited partner worked with the operating general partner in an effort to bring the property back on-line.  The property is 90% occupied as of April 20, 2010 and the manager has received a deposit on the one vacant unit.  The investment general partner will continue to monitor occupancy to ensure stabilization.  The low income housing tax credit compliance period expires in 2011.  All real estate tax, mortgage, and insurance payments are current.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Edgewood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,216,737 and cash proceeds to the investment partnership of $34,094.  Of the total proceeds received $24,969 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds will be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit senior property located in Salem, Arkansas.  In 2009, occupancy averaged 73% and the property operated below breakeven.  Low occupancy combined with slightly higher than average-operating expenses caused a decline in operating cash flow.  The property receives rental assistance for 28 units, but the target market of residents is limited.  Given the state of the economy, many seniors lack the financial resources to rent an apartment at the property without rental assistance.  Management is offering two months of free rent as a leasing incentive, and continues to advertise heavily in the immediate and surrounding areas. They are also renting the apartments with no rental assistance at reduced rents and with three months of free electricity.  Occupancy was at 72% at the end of the first quarter of 2010, with operations above breakeven due to a decrease in operating expenses in comparison to the prior year and the budget. The operating general partner continues to fund operating deficits as needed.  The mortgage payments, taxes, insurance, and accounts payables are all current.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development located in Maxton, NC.  In 2008, average occupancy was strong at 92%, and the property operated at breakeven.  Occupancy fluctuated throughout 2009 and averaged 88% for the year, and the property operated below breakeven.  The decrease in occupancy in 2009 was primarily due to evictions as a result of tenants neglecting their units.  The site manager conducts quarterly inspections of the units to ensure that tenants are maintaining them properly.  When a unit is found to be in poor condition, management first sends a letter of notification to the tenant to inform them that they must clean and/or repair the unit.  Management then does a follow-up inspection and provides further suggestions as to how the tenant can better upkeep the unit. When a tenant does not take action after management has diligently worked with them to resolve the issue, based on the severity of the damage, management is forced to take further action.  The proactive quarterly inspections tend to eliminate the necessity of evictions, but there were several problematic tenants at the property who caused damages to the units and consequently were evicted in 2009.  Security deposits were used for repairs on the damaged units.  Tenants were held responsible for all additional costs, and a third party collection agency is being utilized to collect what the deposits did not cover.  The dip in occupancy has had a continued effect on operations through the first quarter of 2010 and the property is operating below breakeven.  Management feels strongly that occupancy will improve moving forward and operations will stabilize now that the problematic tenants have been weeded out.  All real estate tax, mortgage, and insurance payments are current.

(Series 27). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $447,849 and $546,251, respectively, in passive income tax losses that were passed through to investors and also provided $0.17 and $0.47, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 27 was $2,342,151 and $2,695,200, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(551,574) and $(4,524,267), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 97% as of March 31, 2010. Despite high occupancy and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders but the net operating income of the property cannot support a new loan. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner continued to fund deficits through the third quarter of 2008, his guarantee being unlimited in time and amount, but ceased to fully support the property’s operations in the fourth quarter of 2008. As of the end of the first quarter of 2010, 2008 and 2009 real estate taxes in the amount of $12,000 have not been paid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1. A tax sale occurs on the third Monday of June of the following year (2010). One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created.  Ninety days after the second warning (2012) the property is given to the new tax sale holder, as long as the paperwork is completed and redemption occurred.  The investment general partner will continue to closely monitor the property and payment of the taxes. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends in 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York.  Occupancy was at 100% as of March 2010.   Tenant receivables are an issue that has historically plagued the profitability of the project.  However, during the first quarter of 2010 the property collected prior and current tenant receivables.  The resulting increase in cash flow allowed the property to operate above breakeven during the first quarter of 2010.  Management hired an outside financial consultant with the primary focus on identifying what are tenant receivables versus what is bad debt.  The focus on, which accounts are collectable enables management to concentrate their focus on attainable tenant receivables.  To combat the continued increase in utility costs, management plans to implement a water and sewer saving plan in the second quarter of 2010.  The Department of Water and Sewer provided a retrofit kit for each apartment that is expected to result in a 15% saving in water and sewer expenses.  Management also has employed a three-year plan to increase revenue by adjusting the 2008 tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011.  Management continues to work on reducing tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. The investment general partner continues to work with the operating general partner to improve operations.  Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court.  The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years.  To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of “tenant hold over” (court process, with hope of rent collection) versus “tenant non-payment” (eviction with no hope of rent collection).  Generally, legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge.  History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The property’s goal is to pay down all 2007 and 2008 past due payables by the end of the first quarter 2010.  The increase in the tenant maintenance charges will supplement this goal.  The mortgage and insurance are current.  The property is real estate tax exempt.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Despite low occupancy, the property operated above breakeven in 2009. The property continued to operate above breakeven in the first quarter of 2010 and ended the quarter with 80% occupancy. Since the property never converted to a fixed rate financing, all operating deficits are guaranteed by the operating general partner’s completion guarantee.  All tax, mortgage, and insurance payments are current.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND.  In 2009, average occupancy was 89%, and the property operated below breakeven due to high economic vacancy, utility costs, real estate taxes and turnover related expenses.  Historically, management at this property had coordinated with LSS to provide housing to new Americans despite no rental or credit history.  As a result, the property was negatively affected by unique cultural concerns.  In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history.  In addition, leases of problematic tenants were not renewed.  The operating general partner is positioning the property for disposition upon the Operating Partnership’s emergence from its compliance period in 2010.  In addition to the change in leasing strategies, physical improvements such as new landscaping and appliance replacements are being made to increase the marketability of the property.  As of March 31, 2010, occupancy was at 88% and the property is operating below breakeven.  To address the decreased occupancy, management is considering forming a partnership with the YWCA, which provides transitional housing for abused women and children.  In addition, management put a new pet friendly policy in place, which opens the door to a whole new tenant base.  The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee.  The investment general partner will continue to monitor operations and assist management in improving leasing efforts as well as reducing operating expenses.  The mortgage, trade payables, property taxes, and insurance are current.

(Series 28). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 99.6% and 100%, respectively.  The series had a total of 26 properties at March 31, 2010, 25 of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,559,670 and $1,328,766, respectively, in passive income tax losses that were passed through to investors and also provided $0.17 and $0.58, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 28 was $0 and $688,188, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(923,375) and $(5,152,986), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana.  Occupancy ended 2009 at 29% occupied and has since improved to 58% as of March 31, 2010.  In April 2010, management lowered rents in an effort to attract new tenants.  According to the operating general partner, low vacancy is due to the poor local economy and a lack of jobs and qualified applicants.  The investment general partner conducted a site visit in March of 2010 and confirmed that the ongoing occupancy issues are in fact a market issue.  The property is located in a very rural setting with almost no industry/commerce.  There are two prisons in close proximity to the property but the employees do not income qualify.  There is a rubber manufacturing plant scheduled to open in early 2011, which will add 141 potential jobs to the immediate market area. The operating general partner is focused on targeting these workers.  The low-income housing tax credit compliance period ends in 2012.  All real estate tax, mortgage, and insurance payments are current.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI.  The new site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, due to subsidies on 44 units.  Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management’s tenure in 2008.  Occupancy reached 88% during the fourth quarter of 2009, and dropped to 81% in the first quarter of 2010. During the first three-quarters of 2009, management accessed $25,000 in reserves in order to implement a new drainage system and restore a damaged unit back to rentable condition.  The maintenance staff was replaced during the fourth quarter of 2009 due to ineffective handling of the property.  Management does not foresee any capital needs issues in 2010.  In 2009 the property operated at breakeven and continues to operate at breakeven during the first quarter of 2010.  In 2009, management joined “continuum of care”, a local committee that is involved with low income housing organizations with the objective of making low income housing a better and more efficient product. Management joined the committee with the prospect of attaining vouchers for the four non-subsidized units.  Although the continuum of care committee has not proven to be fruitful, the property continues to assert itself in the local community.  On a weekly basis the property manager performs local outreach by visiting businesses, churches and other community events.  The property has also begun offering a $100 decrease in monthly rent for the four non-subsidized units. Management is offering specials such as a reduced security deposit, referral fee, and one-months free rent in order to attract prospective tenants for the non-subsidized units.  The mortgage, taxes, and insurance are all current.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Occupancy issues began back in 2007 when a rent increase was put into effect.  In 2009, the property averaged 74% occupancy and operated below breakeven.  At the end of the first quarter of 2010, the property was 78% occupied and continues to operate below breakeven. The investment general partner conducted a site visit in March of 2010.  During the site visit the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over.  The investment general partner shared these findings with the operating general partner who is taking immediate steps to address the deferred maintenance and unit turnover issues.  In an effort to improve operations at the property the investment general partner approved an operating general partner transfer.  The transfer was finalized in April 2010. The new operating general partner has a strong record for managing successful properties in this region and the investment general partner hopes that they will have an immediate positive impact on this property.  The investment general partner will continue to monitor occupancy and repair work at the property to ensure all units are on line and all deferred maintenance has been addressed.  The operating general partner continues to fund all deficits as necessary by deferring fees.  The guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York.  In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien.  Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the Operating Partnership agreement and the development agreement.  The investment general partner’s repeated requests to restructure the loan went unheeded.  In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan.  The operating general partner’s response did not address the issue satisfactorily.  Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner.  The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved.  The investment general partner has decided not to proceed due to the inadequate value of the property based on size and location, as well as the operating general partner’s continued funding, neither of which supports an extended legal battle for removal.  In 2008 and 2009, the property operated with an average occupancy of 99% with below breakeven operations.  2010 first quarter occupancy is reported to be at 100%. The investment general partner continues to monitor this property.  The mortgage, property taxes and insurance are current.  The tax credit delivery period ended in 2007, with the low income housing tax credit compliance period expires in 2011.

Bienville III Apartments (Bienville II Apartments) is a 32-unit complex located in Ringgold, LA.  The property operated well in 2008.  Average occupancy in 2009 was 93% and the property operated above breakeven.  There was a fire in June 2009 that consumed 8 units. The insurance claim has been settled.  The final inspection occurred on April 28, 2010, but Rural Development, or RD, came back with a list of punch list items before they would issue certificates of occupancy.  There was another inspection on June 4, 2010, at which time Rural Development identified two additional items requiring repair. The inspector noted a dip in the roofline near the ridge vent in the building impacted by the fire.  Also, a drain cap was missing in the rear of the building. The operating general partner is in the process of addressing these items.  All insurance checks for payment to the contractor have been subject to Rural Development inspection, and counter endorsement by RD.  Occupancy averaged 96% through the first quarter of 2010 and the property continues to operate above breakeven.  The mortgage, property taxes and insurance are current.  The tax credit compliance period ends in 2012.

Evangeline Partnership (Evangeline Place Apartments) is a 32-unit complex located in Lake Arthur, TX.  In 2008, occupancy averaged 90% and the property operated above breakeven.  Hurricane Gustav hit the property in early September 2008 and there was a fire at the property on the day the hurricane hit.  Five units were damaged.  The insurance claim was settled and the damaged units were brought back on line in the first quarter of 2009.  There was a second fire in June 2009 in one of the buildings that damaged eight units.  As a result, occupancy dropped to 56% as of December 31, 2009.  Despite the occupancy issues resulting from the fires, the property operated above breakeven in 2009 and continues to operate above breakeven through the first quarter of 2010.  The insurance claim on the second fire has been settled and all work has been completed as of April 20, 2010.  Occupancy has improved to 67% as of April 20, 2010 and the operating general partner expects to have occupancy back up at 2008 levels in the near term.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex located in Shreveport, LA.  In 2008, occupancy at the property averaged 87% and the property operated above breakeven for the year.  Occupancy in 2009 averaged 80% and the property operated below breakeven.  In addition to the low occupancy, maintenance expenses increased from $13,669 in 2008 to $34,388 in 2009.  According to the operating general partner, the reason for the increased maintenance expenses was that Rural Development required significant repair work as a result of their most recent audit.

Occupancy has improved to 100% as of the end of March 31, 2010 and the property operated above breakeven.  The investment general partner has approved an operating general partner transfer for this property.  The transfer will be finalized in the second quarter of 2010.

Pin Oak Elderly Associates LP (Pin Oak Village) was formed as a limited partnership under the laws of the State of Maryland on November 1, 1994.  The Operating Partnership was originally formed to develop, construct, own, maintain and operate a 110-unit multi-family apartment project located in Bowie, Maryland (Phase I) which is now completed and operating as Pin Oak Village Apartments.  The Operating Partnership executed a second amended and restated partnership agreement on November 1, 1997, expanding the Operating  Partnership and amending its purpose to provide for the acquisition of land and the development of an additional 110 apartment units as part of Pin Oak Village (Phase II). The apartment project’s operations suffered considerably in 2009; occupancy decreased from 93% in 2008 to 80% in 2009, while net operating income declined from $918,505 to $590,835 over the same time span. During 2009 the property experienced complete roof repair. The property stripped the existing roof, removed all rotting decking and plywood, installed a layer of ice shield, removed siding and installed flashing, installed a new drip edge and pipes, and added new plywood and shingles. The new roof has a 5-year contractor’s warranty and a 30-year manufacturer’s material warranty.  Although this did contribute to the auxiliary expenses associated with construction, occupancy remains a concern. As of March 2010, occupancy was 65.8% and annualized rental income through the first quarter of 2010 equates to roughly $1.7MM.  This is a significant drop from total rental income in 2009 of $1.86MM.  Management has atttributed this to two new senior communities opening in a 10 mile radius which have drawn residents from Pin Oak.  Also, residents have been moving in with family members to reduce expenses. In an attempt to reverse declining occupancy the operating general partner has petitioned Prince George’s County and the Department of Housing and Community Development to lower the age limit from 62+ to 55+.  Additionally, management has hired a staff exclusively for marketing and leasing.  The investment general partner will continue to monitor occupancy and leasing at the property.

(Series 29). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 99.2% and 96.4%, respectively.  The series had a total of 21 properties at March 31, 2010, 20 of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $2,135,805 and $2,488,220, respectively in passive income tax losses that were passed through to investors, and also provided $0.24 and $0.55, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 29 was $24,395 and $609,522, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(877,090) and $(3,236,562), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840.  The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516.  This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs.  The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment limited partner’s losses.  Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts.  Additionally, the operating general partner’s attorney withdrew as counsel in September 2009.  While the individual guarantors have the option of representing themselves, the court ordered the operating general partner’s ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009 which it did not do.  This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment.  The investment general partner’s counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010.  These developments increase the likelihood of a default judgment and some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors’ financial situation is unknown to the investment general partner at this time.  This continues to be the case at March 31, 2010.  To date, the parties have been unable to agree on the appropriate size of a settlement, but discussions are ongoing.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX.  Bryson is a small town with a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant.  The property operated below breakeven in 2009 due to average occupancy of 81% and higher than average operating expenses.  The occupancy continued to struggle during the first quarter of 2010 with an average occupancy of 77%.  Management stated that although they were getting plenty of applicants, most were not passing the background checks.  They will continue advertising and are confident occupancy will increase in the second quarter.  The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the first quarter of 2010, the property continued to operate below breakeven due to low occupancy and high maintenance, utility, and bad debt expenses.  The Jackson, MS market is over-saturated with affordable units and the subject property has difficulty competing with newer affordable communities in the market. Low occupancy remained a challenge for the property as it ended the first quarter of 2010 at 88%.  Management maintains that the low occupancy is the result of not having units ready to rent to prospective residents.  Management has realigned maintenance tasks to ensure focus on completing the rent ready process for vacant units.  Additionally, management continues to offer concessions of up to one month free rent to help increase occupancy. Maintenance expenses are high due to the high turnover at the property and the need to make vacant units rent ready.  Utility expenses are high due to exorbitant water rates in the City of Jackson.  To reduce bad debt, management has implemented a zero tolerance policy to remove non-paying residents from units more quickly.  Despite the zero tolerance policy, bad debt remains high. Mortgage and insurance payments are current and the operating general partner will be funding the property taxes during the second quarter of 2010.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit, senior property located in Richmond, VA.  In the first quarter of 2004, the property was severely damaged by a fire. There were issues related to the receipt of the insurance proceeds which delayed the reconstruction of the property but it was rebuilt and received final certificates of occupancy in January 2008.  Lease-up was very slow and as of December 2008, the property was 54% physically occupied and 58% leased with below breakeven operations. In the fourth quarter of 2009 the occupancy improved and as of December 31, 2009 the property was 92% physically occupied. However, due to low occupancy throughout the early part of 2009, operations were below breakeven for the year. All units were qualified as of October 2009 but maintaining high occupancy has been a challenge. Through first quarter 2010, occupancy is stable in the high eighties percent.  As of March 2010, the property was 89% occupied.  To attract residents, management is advertising on local buses and in all local newspapers.  They are also offering one month free rent as a referral fee to its current residents.  Additionally, management hosts monthly bingo sessions and offers daily blood pressure screenings.  Mortgage, real estate taxes, and property insurance are current. The operating general partner continues to fund all operating deficits as necessary.

Kiehl Partners (Park Crest Apartments) is a 216-unit property located in Sherwood, AR. Despite low occupancy, the property operated above breakeven in 2009. The property continued to operate above breakeven in the first quarter of 2010 and ended the quarter with 80% occupancy. Since the property never converted to a fixed rate financing, all operating deficits are guaranteed by the operating general partner’s completion guarantee.  All tax, mortgage, and insurance payments are current.

(Series 30). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $979,296 and $967,486, respectively, in passive income tax losses that were passed through to investors and also provided $0.29 and $0.68, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 30 was $83,042 and $1,217,326, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(1,486,625) and $(3,481,426), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex located in Gentry, Arkansas.  Occupancy has been historically low at the property as it is located in a very rural area which has very little rental demand.  Occupancy averaged 83% in 2009, and was at 86% at the end of the first quarter of 2010. The main cause of the more recent occupancy struggles has been layoffs, which have left many residents unable to afford rent.  Residents are relocating to other areas with more job opportunities or moving in with family members.  Management continues to run advertisements in local media and is distributing flyers in adjacent towns in hopes of attracting qualified tenants.  Low rental rates are a large contributing factor for below breakeven operations in 2009, continuing into the first quarter or 2010.  Operating expenses are below budget in the first quarter of 2010, and have decreased since the prior year.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property located in Lisbon, ME.  Historically, vacancy rates have been highly contingent upon employment and deployment activity at the nearby military base.  Despite strong annual occupancy in 2008, averaging 94%, the property operated below breakeven, due to high operating expenses. Utility costs are continuously an issue for the property and fluctuate with seasonal demand.  In order to reduce this expense, the operating general partner’s energy company has been diligently researching alternative energy sources to implement throughout the entire portfolio; specifically, a “Co-Gen” energy system, which utilizes micro-turbines and natural gas to produce heat as a by-product is being explored.  Additionally, contractual services were high in 2008; the ground service provider was not billing the property in a timely manner and accrued 2007 invoices were all received in the first quarter of 2008. In order to reduce this cost, Pen Bay Builders took over the janitorial contract, beginning in 2008.  Administrative expenses were also high in 2008 because the credit/background check company, employed by management, had been charging the property incorrectly, and several 2007 amounts were not received until 2008; this issue has since been resolved.  Finally, as a result of the on-site manager not being aggressive enough with rent collections, bad debt became an issue in 2008; this ultimately led to his termination and replacement.

As a result of the military base closing, occupancy experienced a significant decline in 2009, averaging 89%.  As such, management expanded marketing efforts to include: advertising in several local newspapers, sending a direct mailer to approximately 12,000 households, online advertising through Craigslist and the Maine Housing website, and adding new signage to the property.  A limited time promotional offer of two months free rent was offered and occupancy returned to 100% by the end of the first quarter of 2010.  The investment general partner will continue to monitor occupancy to ensure levels have stabilized.

The property continued to operate below breakeven in 2009, due to high operating expenses and decreased occupancy.  Utilities ran over budget, due to higher than expected gas prices. Maintenance expenses were also high due to several unexpected expenses in the first quarter.  A tenant accidentally flooded his bathtub, damaging their unit and the one below; additional carpet cleaning was needed to repair the water damage.  The property also had multiple HVAC service calls, contributing to higher maintenance expenses.  Finally, new on-site and regional managers were assigned to the property in the second quarter of 2009.  Due to the increased concessions, higher administrative costs and utility expenses remaining elevated, the property continues to operate below breakeven through the first quarter of 2010.

The investment general partner visited the property in the third quarter of 2009 to inspect the condition and evaluate the new on-site manager.  The property does not have the funds necessary to address some of the larger aesthetic site improvements; however, the investment general partner was pleased to find the property and grounds to be clean and well maintained.  The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.  All tax, insurance, and mortgage payments are current. The operating general partner’s operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA.  The property has had inconsistent occupancy levels since 2003.  In 2008, occupancy remained consistent at 90%.  In 2009, occupancy floated downward to 77% during the second quarter, but has since rebounded to end 2009 at 88% overall average occupancy, with 100% occupancy by March 31, 2010.  Total expenses, including debt service, were in line with the budget.  The condition of the property continues to improve with the available cash on hand.  Other tax credit communities in the area have been able to operate with higher occupancy levels while also having the ability to charge higher rents than Western Trails.  This is primarily due to their communities being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. Western Trails continues to struggle with the ability to improve curb appeal as well as maintain a high level of tenant retention.  There are four major competitors located within a few miles of Western Trails Apartments II.  Fortunately, there is redevelopment and growth taking place nearby, including a new small retail mall, proposed improvements of the recreational fields and the construction of a large outlet mall projected to open in 2010.

Starting at the end of the third quarter, management was able to reinstitute advertising the property in the monthly rental magazines.  There are unpaid prior years audit fees that need to be remitted in order for the CPA to generate a final audit for 2009.  The operating general partner has negotiated a 20% reduction in the 2009 audit fees, pending the outstanding balances being made current, but the property has not generated enough cash to pay the fees and the operating general partner was not willing to pay the fees.  The taxes, insurance, and mortgage payments are all current.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas.  Historically, the property has been plagued with low occupancy due to a stagnant local economy and a challenging rural location.   Over the past two years management has focused on evicting undesirable tenants and increasing marketing and outreach.  The occupancy improved during 2009, averaging 95%; however, the property still did not operate above breakeven due to higher than average operating expenses.  Occupancy remained strong through the first quarter of 2010, averaging 96%.  The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia.  Historically, the property has struggled in this highly competitive market.  The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantees through June 2011.  Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in April of 2009.

Through the first quarter of 2010, the property operated below breakeven primarily due to high utilities, bad debt, advertising expenses on billboards, low occupancy, and the addition of a private security company. At the end of the first quarter 2010, occupancy decreased to 76%.  A new site manager was hired at the end of July 2009.  The new site manager has incorporated pizza box marketing, as once a week residents and local community members can buy pizzas on the property for $5.  Management also implemented “Billboard” marketing off the main highway in order to attract prospective tenants who use the highway as a main source of transportation.  Both marketing techniques are in conjunction with a broader annual marketing plan that expires during the second quarter 2010.  Based on the results of the current marketing plan, management will reevaluate what tactics are effective and efficient and discard tactics that prove to be superfluous and expensive.  During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents.  The residents will pay a minimal amount for a surety bond opposed to a higher amount for a security deposit.  The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.  The new site manager’s primary focus is on creating resident retention initiatives such as after school programs.  During the first quarter of 2010 management instituted a forgiveness of past credit program.  The program allows for prospective tenants with negative past credit history admission for residency. In order to be admitted the prospective tenant must provide evidence of reparations made as well as five years without incident.  Currently, occupancy is low due to recent gang activity occurring on or around the property.  The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms.  However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock.  Since the addition of the private security company home invasions significantly decreased.  Management will continue to fund the private security operations with the hope that the decrease in homes invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has financed all 2009 operating deficits and will continue to do so in 2010.  All tax, insurance, and mortgage payments are current.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA.  The property had a steady decline in occupancy throughout 2008.  Occupancy declined from 90% in July 2008 to 75% at year-end 2008.  However, occupancy improved greatly in 2009 because of management’s leasing and marketing efforts and ended the year at 92%.  The property has no rental assistance, which contributed to its historic problems with vacancy.  The property operated slightly below breakeven in 2009 because of the high vacancy in the early part of the year.  To address the vacancy challenge, management advertised in local and regional newspapers and invested in additional signage.  They also listed the property in the Renter’s Guide Book and reached out to all local HUD offices and local social service organizations to make them aware that the property had apartments available. Further, management offered a prorated concession to people who move in immediately in an effort to fill vacancies quicker. All of these efforts have paid off, and occupancy is no longer an issue.

West Swanzey Affordable Housing Associates (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH.  Despite strong occupancy, the property operated below breakeven in 2008 due to a large increase in operating expenses; specifically, maintenance costs and real estate taxes.  A new property manager was assigned to the property in March 2008, and upon takeover, she inspected all units; this resulted in several evictions due to illegal live-ins and/or poor unit conditions.  Turnover costs increased, leading to higher maintenance costs. The new manager inspects units more frequently to avoid unanticipated high turnover costs.  The property also experienced two sewage pump failures in 2008, which required extensive work and contributed to the high operating expenses.  Finally, property taxes increased significantly in 2008, as the tax rate and the building’s assessed valuation both increased.

In 2009, the property continued to operate below breakeven, due to high operating expenses.  Despite a stable average annual occupancy of 95%, management has reported continued issues with a non-compliant tenant base from illegal move-ins.  This problem resulted in additional evictions throughout 2009 and ultimately high bad debt.  Although taxes declined in 2009, after the operating general partner had the property re-assessed, total operating expenses are still considered high compared to the investment general partner’s average.

The investment general partner contacted management regarding rent levels, which are not sufficient to cover operating expenses.  Effective January 1, 2010, all rents were increased to the maximum allowable tax credit rent.  Increased revenue from higher rents has allowed operations to improve throughout the first quarter of 2010, but the property remains below breakeven, due to maintenance costs remaining high.  Occupancy has not been negatively impacted by increased rents, averaging 96% in the first quarter of 2010. The investment general partner will continue to monitor the operating expenses and collections.  All tax, insurance, and mortgage payments are current.  The operating general partner and his affiliates continue to fund deficits as needed.

(Series 31). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $2,670,175 and $1,595,315, respectively, in passive income tax losses that were passed through to investors and also provided $0.18 and $0.36, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 31 was $42,364 and $647,143, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(984,934) and $(5,668,443), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 84% at the end of the first quarter of 2010.  The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property.  These actions appear to be working.  Management has also taken several measures in its effort to increase occupancy.  These efforts were successful as vacancy decreased in the first quarter. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager on the site and extra personnel have been hired to prepare vacant units for occupancy. Management has been successful in controlling operating expenses in the first quarter of 2010. As the result, even though the occupancy remains low, the property was able to operate above breakeven through March 2010.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development located in Biddeford, ME.  In 2008, the property operated below breakeven, due to low occupancy, high bad debt and increased operating expenses.  Occupancy dropped below 90% in July 2008 and averaged 86% through the third and fourth quarters.  The property continued to struggle with occupancy in the first half of 2009, due to several move-outs and evictions, as well as continued competition from other housing options in the area; specifically, available rental homes, with comparable rents.  Management has increased advertising efforts to include on-line postings, newspaper ads, a $300 resident referral bonus, and a concession of one month free rent.  The advertising efforts generated rental inquiries; however, the majority of the applicants only satisfied the 40% Area Median Income standard, rather than the required 60%.  The district manager contacted Maine State Housing Authority (MSHA) to discuss renting three of the long-term vacant 60% units at the 40% rent level; MSHA approved the request in the first quarter of 2009.  With state approval, management was able to rent several additional units and occupancy increased from an 82% average in the first quarter of 2009 to an 88% average in the second quarter. Occupancy improved further with a 96% average in the third quarter, which was maintained through year end.  Additionally, because the on-site manager was not being aggressive enough with rent collections, bad debt became an issue in 2008.  The manager had a relationship with two tenants and allowed them to stay after they lost their jobs and stopped paying rent; this led to his termination and replacement in the third quarter of 2009.  The district manager has since implemented a policy throughout the entire portfolio where any tenants that have not paid rent by the 16th of the month automatically receive a “7 Day Notice to Quit.”  This new policy reduced bad debt in 2009.  Administrative expenses were high in 2008 because the company that management uses for credit/background checks had been charging the property incorrectly.  The issue has been corrected, but the property was charged for several 2007 amounts in 2008.   Maintenance expenses were high in 2008 due to bed bug treatments required at the property.  Operating expenses have stabilized in 2009; however, as a result of low occupancy in the first and second quarters, the property operated below breakeven.  Through the first quarter of 2010, occupancy has averaged 89%, ending at 86%.  An eviction for non-payment caused higher maintenance costs from the incurred turnover repairs.  In order to stabilize occupancy, administrative expenses are also a bit elevated, due to additional advertisement costs.  Management is confident occupancy will stabilize in the coming quarter.  Management expects expenses to increase with seasonal demand, but does not anticipate any additional operational issues at this time.  The property is expected to operate above breakeven in upcoming quarters with improved occupancy. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company.

Level Creek Partners, L.P (Plantation Ridge) is a 218-unit (130 LIHTC units) family property located in Sugar Hill, GA.  Due to weak and declining economic conditions throughout 2008, many employers closed or significantly reduced employee hours.  As a result of hourly-wage employment composing a large portion of the property’s tenant base, the number of move-outs and evictions is consistently high.  In the first quarter of 2009, occupancy reached 77%, declining from a previous 2008 annual average of 88%.  Due to the property’s location in an isolated neighborhood, traffic has been limited; however, management has been aggressively marketing the community.  The manager has been targeting the Hispanic community, with print ads in the Hispanic newspaper, and by hiring a bi-lingual assistant manager in June.  Two billboards on a heavily traveled highway have also been rented, one facing northbound and the other southbound, to capture commuter traffic.  Finally, management has implemented rental concessions.  Occupancy increased from these marketing measures throughout 2009 ending the year at 92% and has since remained strong with a 2010 first quarter occupancy average of 91%; however, operations are below breakeven.  The investment general partner will continue to work with management in an effort to stabilize operations in 2010.  The mortgage, real estate taxes, and insurance payments are current.

(Series 32). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $3,002,522 and $1,876,664, respectively in passive income tax losses that were passed through to investors, and also provided $0.56 and $0.78, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 32 was $698,752 and $3,031,771, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(2,935,793) and $(6,260,761), respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey.  The Low Income Tax Credit Compliance period expires in 2010.  In 2008, occupancy averaged 99%, but the property operated below breakeven due to high debt service and real estate taxes.  The property’s debt service represents approximately 50% of its total income.

Despite 100% occupancy as of December 2009, the property continued to operate below breakeven.  The operating general partner continued to fund operating deficits.  An operating reserve in the amount of $25,000 was established at closing in 1997, and those funds are being utilized to keep the mortgage payments current.  In 2010, the reserve account has been depleted and the operating general partner is in negotiations to sell the property.  As of June 2010, the mortgage payment is past due.  Taxes and insurance are current.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates — Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively.  Of the total proceeds received, $3,750 and $3,750 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2010, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates — Sayreville Senior Housing Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,826,428 and cash proceeds to the investment partnerships of $7,500 and $7,500 to Series 32 and Series 33, respectively.  Of the total proceeds received, $7,500 and $7,500 from Series 32 and Series 33, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana.  During the 2005-2007 period the property operated below breakeven as a result of low occupancy (79% in 2006 and 86% in 2007). Cash deficits were ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively.  Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five different management companies.  Finally, in early 2008 in connection with a portfolio-wide debt restructuring, the current third party management company was engaged.  This management company appears much stronger than any of the previous management firms.  Occupancy improved to 94% in 2009 and 92% in 2008. During 2009, the property operated at breakeven.  Although the quality of the tenant base and rent collections improved in 2009, maintenance expense due to unit turnovers has been high, concessions are being offered, and rental rates were decreased slightly in an effort to increase traffic.  During the first quarter of 2010, average occupancy was 89%.  The decrease in occupancy is related to the overall weakness in the local economy.   To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage, taxes and insurance are current.

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

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York.  The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss.  Occupancy was at 100% as of March 2010.   Tenant receivables are an issue that has historically plagued the profitability of the project.  However, during the first quarter of 2010 the property collected prior and current tenant receivables.  The resulting increase in cash flow allowed the property to operate above breakeven during the first quarter of 2010.  Management hired an outside financial consultant with the primary focus on identifying what are tenant receivables versus what is bad debt.  The focus on, which accounts are collectable enables management to concentrate their focus on attainable tenant receivables.  To combat the continued increase in utility costs, management plans to implement a water and sewer saving plan in the second quarter of 2010.  The Department of Water and Sewer provided a retrofit kit for each apartment that is expected to result in a 15% saving in water and sewer expenses.  Management also has employed a three-year plan to increase revenue by adjusting the 2008 tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011.  Management continues to work on reducing tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. The investment general partner continues to work with the operating general partner to improve operations.  Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court.   The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years.  To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of “tenant hold over” (court process, with hope of rent collection) versus “tenant non-payment” (eviction with no hope of rent collection).  Generally legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge.  History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The property’s goal is to pay down all 2007 and 2008 past due payables by the end of the first quarter 2010.  The increase in the tenant maintenance charges will supplement this goal.  The mortgage and insurance are current.  The property is real estate tax exempt.

(Series 33). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $2,040,416 and $790,015, respectively in passive income tax losses that were passed through to the investors and also provided $0.69 and $0.85, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 33 was $150,153 and $1,789,130, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the Series was $(1,844,221) and $(5,082,253), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey.  The Low Income Tax Credit Compliance period expires in 2010.  In 2008, occupancy averaged 99%, but the property operated below breakeven due to high debt service and real estate taxes.  The property’s debt service represents approximately 50% of its total income.  Despite 100% occupancy as of December 2009, the property continued to operate below breakeven.  The operating general partner continued to fund operating deficits.  An operating reserve in the amount of $25,000 was established at closing in 1997, and those funds are being utilized to keep the mortgage payments current.  As of June 2010 the operating general partner is in negotiations to sell the Operating Partnership.  The reserve account has been depleted and the mortgage is past due.  Taxes and insurance are current.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates — Woodhaven at South

Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively.  Of the total proceeds received, $3,750 and $3,750 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2010, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates — Sayreville Senior Housing Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,826,428 and cash proceeds to the investment partnerships of $7,500 and $7,500 to Series 32 and Series 33, respectively.  Of the total proceeds received, $7,500 and $7,500 from Series 32 and Series 33, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds will be returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93%, but increased operating expenses caused the property to operate below breakeven.  Occupancy declined to 66% in December 2009 due to a number of deaths and illnesses.  However, operating expenses improved in 2009 through a reduction in maintenance expenses of $27,577. In order to increase occupancy, management continues outreach to the local social service organizations in the area.  As of March 31, 2010 the property was 62% occupied. The operating general partner is currently seeking approval from the investment general partner for a refinance of their existing debt, but at a lower interest rate.  A reduced debt service payment and reduction in administrative and maintenance expenses will allow the property’s operations to improve in the near term.  The operating general partner continues to fund operating deficits as needed.  The mortgage payments, taxes, insurance, and accounts payables are all current.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  In 2009, the property operated below breakeven due to low occupancy, high operating expenses, and bad debt. Through the first quarter of 2010 the property continued to operate below breakeven as a result of high maintenance expenses. Maintenance expenses increased because of a burst sprinkler line.  In January, a sprinkler line ruptured in one unit, causing damage to closets in multiple units.  The insurance company has advanced funds to complete the required repairs and management has contracted to have the work completed.  All repairs should be finished in the second quarter of 2010. Occupancy increased during the first quarter of 2010 and ended the quarter at 95%.  Additionally, bad debt decreased as a result of management’s increased collection efforts.  All taxes, insurance and mortgage payments are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME.  The property has historically operated below breakeven, due to high utility expenses. Additionally, Stearns has struggled with vacancy; however, occupancy improved and stabilized in 2008 with a 92% annual average.  Occupancy remained strong through the third quarter of 2009, averaging 96%, but fell to 85% by year-end. The decline in occupancy resulted after it was determined that Maine Care, the elderly care service provider, was never a federally approved program.  As such, their services were terminated, effective July 1, 2009, and replaced by Pen Cap, who charges a fee equal to 40% of residents’ disposable income.  Ultimately, occupancy has continued to decline, ending in the first quarter of 2010 at 75%.

The property continues to operate at a deficit, due to high fuel costs from an inefficient heating system.  In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost maintenance procedures, and capital improvement projects. Management implemented the low cost recommendations, which included weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the major issue is that, due to the inefficient use of space, too much of the unoccupied portion of the building is heated. The commission recommended that the heating system be rezoned and an energy management system that controls the temperature in unoccupied areas should be installed.

The operating general partner researched many alternative energy systems and concluded that Chip-Tech, a heating system that uses wood chips, and garbage (under EPA standards), rather than oil to produce heat, would substantially reduce the property’s heating costs.  Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology.  The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he had been researching throughout his portfolio.  The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system.  The proposal passed the “technical merit” portion of the approval process in the first quarter of 2009; unfortunately, the Authority would not provide financial approval because the property cannot support the additional debt required to implement any major changes.  At the request of the Authority, the operating general partner and investment general partner attended a meeting in September 2009 to discuss the issues at Stearns Assisted and the options available to improve operations at the property.  Since Stearns Assisted cannot support the additional debt, the Authority agreed to research financing options which would help the property implement less expensive improvements.

The operating general partner was expecting a decision on the financing options from the Authority in the first quarter of 2010; however, due to changes in the review process, now a decision is not expected to be received until the end of the third quarter of 2010.  If approved, the Authority provides 100% financing up to 30 years at a fixed rate of 4.75%.  Any proposals from the Authority would also require approval from the investment limited partner and HUD. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

Forest Park Apartments Partnership (Stonewall Retirement Village) is a 40-unit elderly development located in Stonewall, Louisiana.  In 2008, occupancy averaged 96% and the property operated above breakeven.  In 2009, occupancy averaged 97% and the property operated below breakeven.  There was a 101% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit and expenses are expected to return to 2008 levels once the repairs are completed.   All repairs were finished by the fourth quarter of 2009.  Occupancy was at 90% at the end of the first quarter of 2010 and the property operated below breakeven for the quarter.  The below breakeven operations were due to some of the repair costs being booked in the first quarter.  The investment general partner will continue to monitor occupancy and expenses at the property.  The low income housing tax credit compliance period expires in 2013.  All real estate tax, mortgage, and insurance payments are current.

(Series 34). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,858,001 and $1,687,527, respectively in passive income tax losses that were passed through to the investors and also provided $0.82 and $0.98, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009 Investments in Operating Partnerships for Series 34 was $452,150 and $1,959,856, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the Series was $(2,349,137) and $(5,616,496), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee, and impairment losses.  It is anticipated that future net losses will decrease from the amount reported in the current year as the impairment losses are not expected to have as significant an effect on future years.

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009 as the local economy softened. Occupancy was at 72% as of March 2010. The property has experienced increased turnover mostly because of the economic downturn.  The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions/skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management’s inability to enforce a stringent collection policy contributed to an increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and resulted in operating deficits. The operating general partner tried to address the problems by replacing the management company in December of 2009.  The new management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Fliers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The manager has been working diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers.  Management has also added concessions and other incentives to improve occupancy. They are currently offering one month of free rent prorated over a 12-month lease, a $250 resident referral gift card, and a “look and lease” special of a $100 gift card. To minimize turnover and boost resident retention management continues to organize monthly social events at the property. Despite these efforts, the vacancy rate remained high in the first quarter of 2010, and the property was not able to breakeven.  The property’s mortgage, real estate taxes, and insurance are current. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  In 2009, the property operated below breakeven due to low occupancy, high operating expenses, and bad debt. Through the first quarter of 2010 the property continued to operate below breakeven as a result of high maintenance expenses. Maintenance expenses increased because of a burst sprinkler line.  In January, a sprinkler line ruptured in one unit, causing damage to closets in multiple units.  The insurance company has advanced funds to complete the required repairs and management has contracted to have the work completed.  All repairs should be finished in the second quarter of 2010. Occupancy increased during the first quarter of 2010 and ended the quarter at 95%.  Additionally, bad debt decreased as a result of management’s increased collection efforts.  All taxes, insurance and mortgage payments are current.

RHP 96—I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven in the 2005-2007 period as a result of low occupancy.  Occupancy averaged 81% for the years 2005, 2006, and 2007, and the property suffered cash losses of ($50,619), ($71,828) and ($66,013) in those years, respectively.  Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five management companies.  In early 2008, in connection with a portfolio wide restructing, the current third party management was engaged.  This management company appears much stronger than any of the past management firms and occupancy for 2008 improved to 87%.  During 2009, the property operated slightly below breakeven and average occupancy for 2009 was 87%.  Occupancy at March 31, 2010 is 89% and the property operated again slightly below breakeven.  Management is currently offering a reduced security deposit and eliminated the application fee, and has increased marketing through radio advertisements and flier inserts in the local newspaper.  The operating general partner’s unlimited operating deficit guarantee expired as of July 31, 2003.  The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property’s operations in the fourth quarter of 2006.  As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments.  As of March 31, 2010, the Operating Partnership is two months delinquent on its mortgage.  The Operating Partnership has not received a formal default notice from the lender.  Although the 2007 real estate taxes were paid in the second quarter 2009, the 2008 and 2009 real estate taxes remain outstanding.  The operating general partner is hoping to pay the 2008 real estate taxes during the first half of 2010.  The 2008 real estate taxes need to be paid prior to February 2011 to avoid a tax sale by the county.  The investment general partner is exploring alternatives, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia.  Historically, the property has struggled in this highly competitive market.  The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantees through June 2011.  Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in April of 2009.  Through the first quarter of 2010, the property operated below breakeven primarily due to high utilities, bad debt, advertising expenses on billboards, low occupancy, and the addition of a private security company. At the end of the first quarter 2010, occupancy decreased to 76%.  A new site manager was hired at the end of July 2009.  The new site manager has incorporated pizza box marketing, as once a week residents and local community members can buy pizzas on the property for $5.  Management also implemented “Billboard” marketing off the main highway in order to attract prospective tenants who use the highway as a main source of transportation.  Both marketing techniques are in conjunction with a broader annual marketing plan that expires during the second quarter 2010.  Based on the results of the current marketing plan, management will reevaluate what tactics are effective and efficient and discard tactics that prove to be superfluous and expensive.  During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents.  The residents will pay a minimal amount for a surety bond opposed to a higher amount for a security deposit.  The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.  The new site manager’s primary focus is on creating resident retention initiatives such as after school programs.  During the first quarter of 2010 management instituted a forgiveness of past credit program.  The program allows for prospective tenants with negative past credit history admission for residency. In order to be admitted the prospective tenant must provide evidence of reparations made as well as five years without incident.  Currently, occupancy is low due to recent gang activity occurring on or around the property.  The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms.  However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock.  Since the addition of the private security company home invasions significantly decreased.  Management will continue to fund the private security operations with the hope that the decrease in homes invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has financed all 2009 operating deficits and will continue to do so in 2010.  All tax, insurance, and mortgage payments are current.

(Series 35). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2010 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $1,431,209 and $1,454,862, respectively in passive income tax losses that were passed through to the investors and also provided $0.93 and $0.97, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 35 was $2,576,041 and $5,644,539, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(3,359,953) and $(6,285,010), respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA.  Historically, occupancy has been a concern at this property due to economic decline in the area.  The property operated below breakeven in 2009 generating a cash deficit of $(284,901). Occupancy averaged 83% for the year 2009. However, as of March 2010 occupancy has increased to 93% and operations were below breakeven.  The primary reasons for below breakeven operations have been high vacancy and bad debt.  The lack of income has affected management’s ability to pay bills, resulting in high payables. In the first quarter of 2010 the property has made significant improvement. Management has hired a new portfolio manager and a new property manager who are both familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 93% by March 2010. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in September 2009.  The property was very well maintained and the tax credit files were in very good order.  Budgeted 2010 capital improvements include new signage and asphalt repairs. Exterior painting was done in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances.  Real estate tax, insurance and mortgage payments are current.  The operating general partner’s guarantee remains unlimited until rental achievement.  Rental achievement has not yet been met.  After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property.  These reviews will continue until occupancy and operations stabilize.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. As of March 31, 2010, the property was 97% occupied.  The property operated below breakeven through the first quarter of 2010.  Administrative expenses were high in the first quarter due to costs incurred in advertising as a result of low occupancy. However, these expenses are expected to normalize as occupancy rebounded in the first quarter.  Maintenance expenses were high in the first quarter as a result of turnover.  These costs included carpet and vinyl replacement, power washing and painting, microwave replacement, and bike rack installation. The improvements cost $20,295 and will be funded in the second quarter of 2010 from the replacement reserve.  Maintenance expenses are expected to normalize in the second quarter, as management does not anticipate any additional required improvements to the property in the short term.  The investment general partner will continue to monitor the property’s expense levels and management’s leasing efforts to ensure occupancy remains strong. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014.  All real estate taxes, insurance, and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. The property operated at breakeven in 2009, due to insufficient rental income.  Although average occupancy increased to 90% in 2009, further improvements are needed to achieve above breakeven operations.  The property continues to operate at 90% occupancy through the first quarter of 2010. There is a lot of competition from other multifamily properties in the area and the management team has been working diligently to rebuild the tenant base and revamp their marketing program. They have focused on increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. Management reports that the resident profile and resident retention have both greatly improved. The property continued to operate below breakeven through the first quarter due to leasing concessions and the full payment of the real estate taxes. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property’s occupancy and operations.

(Series 36). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $1,423,093 and $1,169,350, respectively in passive income tax losses that were passed through to the investors and also provided $0.91 and $0.93, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 36 was $1,812,747 and $3,832,441, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(2,242,113) and $(3,824,248), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has had strong operations. Average occupancy for 2009 was 96%.  Due to its high debt service, the property operated below breakeven in 2009 and through the first quarter of 2010.  A number of other issues have also affected cash flow, resulting in several late payments on the mortgage.

The property’s balconies deteriorated significantly from 2006 to 2008.  While awaiting contractors’ bids to repair the balconies, management issued letters directing residents not to use their balconies until they were repaired.  Despite the letters, one resident continued to use her balcony and sprained her ankle when the balcony collapsed in August 2008. The incident was reported to both parties’ insurance companies, but the resident has taken no legal action.  After the incident, all doors to the balconies were boarded up immediately.  Work to remediate the balconies was completed in the first quarter of 2009.

Due to limited funds, the Operating Partnership has alternated between paying vendors and making its debt service payments.  After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property.  Payment has since been made, but this caused some arrearage in the mortgage payments.  The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current partially through a release of funds from the Operating Partnership’s debt service reserve, but are again about one month in arrears through the first quarter of 2010.

In March 2008, the operating general partner replaced the management agent.  The new agent appears to be skilled in all areas of Low Income Housing Tax Credit property management and has been working to address the issues noted above, as well as performing mold remediation on affected units.  Some of the balcony repair costs were paid out of the property’s replacement reserve.  The investment general partner will continue to monitor the progress on these issues.  The investment general partner continues to press the operating general partner to continue funding deficits in a more timely manner.  Although the mortgage lenders had not issued a notice of default as of the end of first quarter of 2010, they could since there are ongoing mortgage payment arrearages which could trigger a foreclosure action in 2010 or 2011 if the operating general partner doesn’t cure the mortgage payment defaults.  A foreclosure sale in 2010 would require the Operating Partnership to recognize estimated tax credit recapture costs and interest penalty of approximately $443,925, equivalent to $206 per 1,000 BACs.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK.  Nowata is a small town with limited employment opportunities.  Consequently, Nowata Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven.  However, the regional manager began spending more time onsite in 2008, marketing efforts improved and occupancy increased to 89% by year-end. Occupancy was stable in 2009, averaging 93% for the year, but the property operated below breakeven due to increased maintenance and insurance costs.  The increase in maintenance was due to non-budgeted replacement expenses that were not reimbursed from replacement reserves due to Rural Development restrictions.  Insurance premiums increased due to an increase in insurance claims in 2008/2009.  The investment general partner has put the operating general partner in touch with an insurance agent in an effort to reduce those costs. Rural Development approved a $20-75 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven.  However, despite occupancy averaging 93% through the first quarter of 2010, operations remain below breakeven due to continued high expenses.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes and insurance payments are all current.

Riverview Bend Limited Partnership (Riverview Bend) is a 94-unit property located in Crystal City, MO.  The property sustained fire damage in June 2009. All damage was repaired in 2009 and the property operated above breakeven.  During the first quarter of 2010, the property operated above breakeven and ended the quarter with 99% occupancy.  All real estate tax, mortgage, and insurance payments are current.

Wingfield Apartments LP. (Wingfield Apartments) is a 40-unit multifamily development located in Kinder, Louisiana.  In 2008, occupancy averaged 84% and the property operated above breakeven.  In 2009, occupancy averaged 85% and the property operated below breakeven.  There was a 38% increase in operating expenses in 2009, specifically maintenance costs.  According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit and expenses are expected to return to 2008 levels once the repairs are completed.   All repairs were finished by the fourth quarter of 2009.  Occupancy was at 88% at the end of the first quarter of 2010 and the property operated below breakeven.  The investment general partner will continue to monitor occupancy and expenses at the property.  The low income housing tax credit compliance period expires in 2014.  All real estate tax, mortgage, and insurance payments are current.

(Series 37). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 7 properties at March 31, 2010 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,586,942 and $1,753,474, respectively in passive income tax losses that were passed through to investors and also provided $0.97 in both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 37 was $1,400,181 and $3,894,815, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(2,780,498) and $(6,790,196), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA.  Historically, occupancy has been a concern at this property due to economic decline in the area.  The property operated below breakeven in 2009 generating a cash deficit of $(284,901). Occupancy averaged 83% for the year 2009. However, as of March 2010 occupancy has increased to 93% and operations were below breakeven.  The primary reasons for below breakeven operations have been high vacancy and bad debt.  The lack of income has affected management’s ability to pay bills, resulting in high payables. In the first quarter of 2010 the property has made significant improvement. Management has hired a new portfolio manager and a new property manager who are both familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 93% by March 2010. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in September 2009.  The property was very well maintained and the tax credit files were in very good order.  Budgeted 2010 capital improvements include new signage and asphalt repairs. Exterior painting was done in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances.  Real estate tax, insurance and mortgage payments are current.  The operating general partner’s guarantee remains unlimited until rental achievement.  Rental achievement has not yet been met.  After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property.  These reviews will continue until occupancy and operations stabilize.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME.  The property has historically operated below breakeven, due to high utility expenses. Additionally, Stearns has struggled with vacancy; however, occupancy improved and stabilized in 2008 with a 92% annual average.  Occupancy remained strong through the third quarter of 2009, averaging 96%, but fell to 85% by year-end. The decline in occupancy resulted after it was determined that Maine Care, the elderly care service provider, was never a federally approved program.  As such, their services were terminated, effective July 1, 2009, and replaced by Pen Cap, who charges a fee equal to 40% of residents’ disposable income.  Ultimately, occupancy has continued to decline, ending in the first quarter of 2010 at 75%.

The property continues to operate at a deficit, due to high fuel costs from an inefficient heating system.  In an effort to reduce operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency at the property. The recommendations were broken down into two categories: low cost maintenance procedures, and capital improvement projects. Management implemented the low cost recommendations, which included weather-stripping, adding caulking around doors and windows, and shutting down the ventilation system during unoccupied times. Per the energy audit, the major issue is that, due to the inefficient use of space, too much of the unoccupied portion of the building is heated. The commission recommended that the heating system be rezoned and an energy management system that controls the temperature in unoccupied areas should be installed.

The operating general partner researched many alternative energy systems and concluded that Chip-Tech, a heating system that uses wood chips, and garbage (under EPA standards), rather than oil to produce heat, would substantially reduce the property’s heating costs.  Chip-tech toured the property in May 2008 and felt the property would be an ideal candidate for its technology.  The operating general partner visited the investment general partner in October 2008 to discuss the energy alternatives he had been researching throughout his portfolio.  The operating general partner submitted a loan application to Maine State Housing Authority in December 2008 to implement the Chip-Tech system.  The proposal passed the “technical merit” portion of the approval process in the first quarter of 2009; unfortunately, the Authority would not provide financial approval because the property cannot support the additional debt required to implement any major changes.  At the request of the Authority, the operating general partner and investment general partner attended a meeting in September 2009 to discuss the issues at Stearns Assisted and the options available to improve operations at the property.  Since Stearns Assisted cannot support the additional debt, the Authority agreed to research financing options which would help the property implement less expensive improvements.

The operating general partner was expecting a decision on the financing options from the Authority in the first quarter of 2010; however, due to changes in the review process, now a decision is not expected to be received until the end of the third quarter of 2010.  If approved, the Authority provides 100% financing up to 30 years at a fixed rate of 4.75%.  Any proposals from the Authority would also require approval from the investment limited partner and HUD. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88% in these years, respectively.  Average occupancy for the first quarter of 2010 was 90%.  During the first quarter of 2010, the property operated at roughly breakeven after paying interest expense but before funding any capital reserves or paying any principal payments. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts.  Operating expenses remain well above state averages due to the fact that the property consists of single family homes.  Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers.  Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue.  Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways.  Repairs are being made on an as-needed basis every other month.  During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007.  As of March 31, 2010, these principal payments remain deferred.    The contractual principal payments for 2008 and 2009 have also not been paid, although the lender elected to convert these two mortgage principal payment liabilities to a separate demand note liability executed by the Operating Partnership.  A principal payment on the demand note was due October 31, 2009; however, that payment was not made.  Although the lender had not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender.  The Operating Partnership remains current on the interest portion of its debt service.  The real estate taxes for 2008 were paid in the first quarter of 2010.  Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending.  Payables are high and continue to increase.  The investment general partner is closely monitoring the management company’s ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt.  The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

(Series 38). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $920,580 and $866,692, respectively, in passive income tax losses that were passed through to investors and also provided $0.94 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 38 was $3,761,779 and $6,295,306, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(2,712,997) and $(6,258,767), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA.  Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009.  The property operated below breakeven with a cash deficit of $(214,258).  The primary cause of the poor performance was low occupancy, which averaged 75% in 2009. However, due to changes referenced below, occupancy has increased to 87% as of March 2010. According to management, maintaining high occupancy has been difficult because of a declining market and lack of qualified residents due to job losses in the area.  The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy.  The property continues to operate below breakeven due to low occupancy and high bad debt.  In addition, maintenance expenses have been high as a result of increased turnover costs. In 2010, management has hired a new portfolio manager and a new property manager who are both familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 87% by March 2010.

The investment general partner recently met with the operating general partner and visited the site in September 2009.  The property is very well maintained, and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot.  A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2010. All files were well kept and in good order.  All real estate taxes, insurance and mortgage payments are current.  The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property.  These reviews will continue until occupancy and operations stabilize.

Hammond Place Apartments Partnership (Hammond Place Apartments) is a 40-unit multifamily development located in Hammond, Louisiana.  In 2008, occupancy averaged 91% and the property operated above breakeven.  In 2009, occupancy averaged 86% and the property operated below breakeven.  There was a 23% increase in operating expenses in 2009, specifically maintenance costs.  According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit and expenses are expected to return to 2008 levels once the repairs are completed.   All repairs were finished by the fourth quarter of 2009.  Occupancy was at 90% at the end of the first quarter of 2010 and the property operated below breakeven.  The investment general partner will continue to monitor occupancy and expenses at the property.  The low income housing tax credit compliance period expires in 2014.  All real estate tax, mortgage, and insurance payments are current.

(Series 39). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $1,148,527 and $855,835, respectively, in passive income tax losses that were passed through to investors. The series also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 39 was $3,970,104 and $6,063,709, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(2,291,962) and $(4,318,730), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA.  Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009.  The property operated below breakeven with a cash deficit of $(214,258).   The primary cause of the poor performance was low occupancy, which averaged 75% in 2009. However, due to changes referenced below, occupancy has increased to 87% as of March 2010. According to management, maintaining high occupancy has been difficult because of a declining market and lack of qualified residents due to job losses in the area.  The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy.  The property continues to operate below breakeven due to low occupancy and high bad debt.  In addition, maintenance expenses have been high as a result of increased turnover costs. In 2010, management has hired a new portfolio manager and a new property manager who are both familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 87% by March 2010.

The investment general partner recently met with the operating general partner and visited the site in September 2009.  The property is very well maintained, and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot.  A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2010. All files were well kept and in good order.  All real estate taxes, insurance and mortgage payments are current.  The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property.  These reviews will continue until occupancy and operations stabilize.

Timber Trails I Partnership (Timber Trails Apartments) is a 32 unit complex located in Ball, LA.  The property performed well in 2008 with average occupancy of 89% and above breakeven operations.  Occupancy improved in 2009 and ended the year at 97% occupied.  Despite this improvement, the property operated below breakeven for the year due to a large increase in maintenance costs.  Maintenance expenses increased from $18,141 in 2008 to $55,756 in

2009.  According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit.  All required repairs were completed in 2009.  Occupancy averaged 97% through the first quarter of 2010 and the property operated above breakeven for the quarter.  Maintenance expenses have returned to their historic levels.  The investment general partner has approved a general partner transfer for Timber Trails.    The transfer will be finalized in the second quarter of 2010.

(Series 40). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $1,072,131 and $1,020,429, respectively in passive income tax losses that were passed through to investors. The series also provided $0.92 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 40 was $4,858,175 and $7,326,362, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(2,709,589) and $(5,416,173), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88% in these years, respectively.  Average occupancy for the first quarter of 2010 was 90%.  During the first quarter of 2010, the property operated at roughly breakeven after paying interest expense but before funding any capital reserves or paying any principal payments. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts.  Operating expenses remain well above state averages due to the fact that the property consists of single family homes.  Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers.  Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue.  Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways.  Repairs are being made on an as-needed basis every other month.

During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007.  As of March 31, 2010, these principal payments remain deferred.    The contractual principal payments for 2008 and 2009 have also not been paid, although the lender elected to convert these two mortgage principal payment liabilities to a separate demand note liability executed by the Operating Partnership.  A principal payment on the demand note was due October 31, 2009; however, that payment was not made.  Although the lender had not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender.  The Operating Partnership remains current on the interest portion of its debt service.  The real estate taxes for 2008 were paid in the first quarter of 2010.  Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending.  Payables are high and continue to increase.  The investment general partner is closely monitoring the management company’s ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt.  The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA.  The property operated well in 2008 averaging 88% occupancy with above breakeven operations.  Occupancy ended 2009 at 83% and the property operated below breakeven for the year.  In addition to the decrease in occupancy in the fourth quarter of 2009, maintenance costs increased 171% over 2008 figures.  According to the operating general partner, the large increase in maintenance expenses is due to Rural Development required repairs.  Occupancy ended the first quarter of 2010 at 83%, and maintenance expenses have returned to 2008 levels.  As a result, the property operated above breakeven through the first quarter of 2010.  All taxes, insurance and mortgage payments are current.  The low income housing tax credit compliance period expires in 2015.

Oakland Partnership, a LA Partnership (Oakland Apartments) is a 46-unit complex located in Oakdale, LA.  In 2008, the property had average occupancy of 81% and was able to operate above breakeven for the year.  Operating expenses were slightly below state averages and the property benefited from other revenue resulting from late fees and forfeited deposits.  Occupancy for 2009 averaged 70% and ended the year at 89%.  The property operated below breakeven for the year.  According to the operating general partner, they have had turnover at the manager position, which has hindered their ability to lease-up the property.  They hired a new manager in the fourth quarter and occupancy has improved to 87% as of March 31, 2010.  In addition, the property operated above breakeven through the first quarter of 2010. All taxes, insurance and mortgage payments are current.

Center Place Apartments II Limited Partnership (Center Place Apartments) is a 32-unit complex located in Center, TX.  In 2008, the property had average occupancy of 89% and operated above breakeven for the year.  Despite the low occupancy, the property was able to generate cash due to low operating expenses.  Occupancy at the end of 2009 improved to 94% yet the property operated below breakeven for the year due to increased operating expenses.  In 2009, expenses were up 100% over 2008 figures.  Maintenance expenses for 2009 were $61,527 compared to $8,636 in 2008.  According to the operating general partner, Rural Development required repair work as a result of their most recent audit.  Occupancy at the end of the first quarter of 2010 was 91% and the property operated slightly below breakeven.  The investment general partner will continue to monitor occupancy and property operations moving forward.  All taxes, insurance and mortgage payments are current.

(Series 41) As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 21 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $868,556 and $1,524,913, respectively in passive income tax losses that were passed through to investors and also provided $0.76 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 41 was $4,593,671 and $6,283,404, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For years ended March 31, 2010 and 2009, the net income (loss) of the series was $(2,440,525) and $(3,871,357), respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property located in Mt. Carroll, IL.  The property is located in a depressed rural area.  In 2006, two of the units lost rental assistance from Rural Development, due to being vacant for at least six months.  Those two units remained vacant until January 2009 due to an inability to find tenants who could afford the rents without Rural Development rental assistance.  According to the operating general partner, there is little chance of re-attaining the lost rental assistance. Average occupancy increased in 2009 as compared to 2008.  Despite this improved occupancy, the property operated at breakeven in 2009 due to higher operating expenses.  Through the first quarter of 2010, occupancy dropped to 83% and operations were slightly below breakeven.  The mortgage, property taxes, and insurance are current.

Madison Housing Associates II Limited Partnership (Southpark Apartments II) is a 68-unit family property located in Mulvane, Kansas.  The property operated above breakeven in 2009.  The property continued to operate above breakeven in the first quarter of 2010. As of March 31, 2010 occupancy was strong at 95%. To ensure above breakeven operations, management has implemented a property manager incentive program based upon occupancy and net operating income.  This will motivate the on-site manager to further reduce expenses and increase revenue.  All real estate taxes, insurance and mortgage payments are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington.  The Operating Partnership experienced difficulties in 2006 when overall average occupancy of 84% declined to 65%, due to inadequate management, poor tenant rent collection, high eviction rates, and many over-income applicants. New site staff was hired early in 2007 and the site manager was able to restore occupancy to 95% by September 2007.  The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008.  Average occupancy in 2008 was 90%.  The occupancy as of March 31, 2010 was 90%, up from 85% as of the end of December, 2009.

The overall average occupancy in 2009 was 90%.  The property continued to operate above breakeven through 2009 and the first quarter 2010. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated.  The taxes, mortgage and insurance are all current.

Marwood Senior Associates, LLC (Marwood Senior Apartments) is a new construction property for the elderly located in Upper Marlboro, Maryland.  On May 31, 2008, a hailstorm damaged roof shingles, gutters, and trim.  The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage.  It was determined that the roof needed to be replaced.  Work commenced in the first quarter 2009, and was completed in October 2009.  The first check was approved and executed by the investment general partner on June 5, 2009, and the final insurance check was received on January 21, 2010.  This was approved and endorsed by the investment general partner shortly thereafter.  The property averaged 91% occupancy in the first quarter of 2010, and continues to operate above breakeven.  All required reserves and escrows are fully funded.

Bienville Partnership (Bienville Apartments) is a 32-unit complex located in Ringgold, LA.  In 2008, the property had average occupancy of 88% and operated above breakeven.  Despite the low occupancy, the property was able to generate cash.  2009 average occupancy was 79% and the property operated below breakeven for the year.  In addition to the low occupancy, maintenance expenses increased to $69,091 in 2009 compared to $22,860 in 2008.  According to the operating general partner, Rural Development required significant repair work as a result of their 2009 audit.  Approximately $7,000 of these expenses were funded from the replacement reserve account.  According to the operating general partner, all repairs were completed in 2009.  A new site manager was hired in the fourth quarter of 2009 and there has been a renewed focus on marketing and advertising. Occupancy has improved to 84% at the end of the first quarter of 2010; however, the property did operate below breakeven for the quarter.  The investment general partner has approved a general partner transfer for Bienville.  The transfer will be finalized in the second quarter of 2010.  The investment general partner will monitor occupancy and expenses at the site.

In June 2010, the investment general partner of Series 20 and Series 41 transferred their respective interests in Cascade Commons LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $22,279,256 and cash proceeds to the investment partnerships of $782,140 and $390,484 for Series 20 and Series 41, respectively. Of the total proceeds received, $17,876 and $8,924 for Series 20 and Series 41, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $764,264 and $381,560 were returned to cash reserves held by Series 20 and Series 41, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 42). As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $1,041,100 and $1,982,663, respectively in passive income tax losses that were passed through to investors and also provided $0.92 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009 Investments in Operating Partnerships for Series 42 was $5,635,060 and $7,460,540, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009 the net income (loss) of the series was $(2,439,386) and $(6,857,155), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Wingfield Apartments Partnership II, A L.P. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana.  Throughout 2008, occupancy declined from a high of 90% in January to a low of 69% in December 2008.  This decline was due to a rent increase implemented in 2007.  Despite the low occupancy, the property operated above breakeven for 2008 due to reduced operating expenses. Occupancy ended 2009 at 71% and the property operated below breakeven for the year. The operating general partner attributes the vacancies to necessary evictions due to non-compliant tenants. According to the operating general partner, they are advertising locally and offering rental concessions in order to drive traffic to the site.  Occupancy was at 70% at the end of the first quarter of 2010 and the property operated below breakeven for the quarter.  The investment general partner will continue to monitor occupancy at the site.  The operating deficit guarantee expired in 2005.  The low income housing tax credit compliance period expires in 2016.  All real estate tax, mortgage, and insurance payments are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing.  Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow from the onset.  Further, one of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee.  In July 2005, that member was replaced and a new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property’s operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members resulted in less attention to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member.  As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property.

Occupancy averaged 90% for 2008, 2009, and the first quarter of 2010.  The property operated below breakeven in 2008, 2009, and the first quarter of 2010 due to low occupancy and high utilities and maintenance expenses. Based on the 2009 expenses, the property would have to maintain 97% occupancy to breakeven; however, the first quarter 2010 unaudited financial statements indicate some improvement in expenses, decreasing the deficit from those posted in 2008 and

2009. The operating general partner believes that with the change in the operating general partner entity noted above, occupancy will rise and operations will continue to improve. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current.  Accounts payable and accrued expenses stood at approximately $68,600 as of March 2010, up approximately $11,000 from December 2009.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO.  The property operated well above breakeven and occupancy remained strong for the year 2009 averaging 97%.  Through the first quarter of 2010 the property continues to have strong occupancy and operates above breakeven.  All real estate taxes, insurance, and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.  A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement.  Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager’s limited tax credit experience and knowledge of the program.  A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property’s issues and a new site manager began in the beginning of May 2009.  This manager has previous tax credit experience as an assistant manager and was promoted from a larger property with the idea that she can deliver focus to this smaller property.  Another site visit was conducted at the property in July 2009.  Housekeeping and maintenance had improved, but tenant files continued to require attention. The site manager and regional compliance manager corrected all file issues.  A 100% recertification and state management review occurred in October 2009, resulting in a satisfactory score.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio.  The operating general partner is attempting to recapitalize its Colorado portfolio, including HS Housing, but the plan’s likelihood for success continues to be uncertain at this time.  However, improved management has resulted in increased cash flow across the entire portfolio.  The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio’s identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June 2009.  In the second quarter of 2010 the investment general partner has requested that the management company put together a capital needs plan for the entire Colorado portfolio.  This plan was expected to be completed by the end of June 2010, at which point the investment general partner will discuss the needs with the operating general partner.  The operating general partner will be required to advance funds to each partnership that will not have sufficient replacement reserve money to complete the capital improvements that are needed.

SM Housing, LP (Sunrise Manor Apartments) is a 40-unit property located in Buena Vista, Colorado.  On September 7, 2008, there was a fire at the property, which caused damage to 12 of the 40 units.  On January 9, 2009, the property passed the final inspection for the rehab work and the Certificates of Occupancy were re-issued.  There was no loss of credits as a result of the down units.  The contractor who performed the rehab work put a lien against the property in the original amount of $213,308.  The operating general partner paid a portion of the outstanding amount in 2009 and the lien was reduced to $50,000.  The operating general partner and management company paid down an additional $15,000 in the fourth quarter of 2009.  The operating general partner has arranged a payment plan with the contractor and the issue with the lien has been resolved.  Through the first quarter of 2010, the property operated above breakeven and occupancy was 98%.  All real estate tax, mortgage, and insurance payments are current.

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

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units had been repaired and re-occupied. In May 2008, corrected 8823s for the ten units that were off-line were filed with the IRS by the Colorado Finance Housing Agency.  In 2009, two units were discovered to be in need of structural repairs related to the floor joists.  Management obtained bids and work was completed in June 2009 on the first unit.  The bid was for $5,000 and was paid from operating cash.  This unit was brought back online and was re-tenanted in late June.  A second unit was vacated in August 2009 and received structural repairs that were completed in November 2009.  The repairs were anticipated to be completed during the third quarter of 2009; however, the scope of work increased after further investigation.  The contractor honored the original bid of $4,000 and was paid from operating cash.  The unit was re-tenanted in December 2009.  No additional units in need of structural repairs have been identified.  The property operated above breakeven in 2008 and 2009 with the help of strong occupancy.  Through the first quarter of 2010, occupancy has averaged 96%, and the property continues to operate above breakeven.  All real estate taxes, insurance, and mortgage payments are current.  The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado.  The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio.  The operating general partner is attempting to recapitalize its Colorado portfolio, including TS Housing, but the plan’s likelihood for success continues to be uncertain at this time.  However, improved management has resulted in increased cash flow across the entire portfolio.  The investment general partner has turned its attention toward obtaining a commitment from the operating general partner to fund the portfolio’s identified near term capital improvement needs and aged payables out of the improved cash flow from the entire portfolio.  The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June 2009.  In the second quarter of 2010 the investment general partner has requested that the management company put together a capital needs plan for the entire Colorado portfolio.  This plan s expected to be completed by the end of June 2010, at which point the investment general partner will discuss the needs with the operating general partner.  The operating general partner will be required to advance funds to each partnership that will not have sufficient replacement reserve money to complete the capital improvements that are needed.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses.  Occupancy continues to be strong and was 95% at the end of the first quarter of 2010.  Operating expenses are high mainly due to maintenance costs as a result of severe physical deficiencies in a number of buildings on site.  Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies.  These concerns have been addressed on an ongoing basis via advances by the operating general partner.  Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continued to operate below breakeven in 2009.  The operating general partner continues to address settlement concerns by slab jacking to stabilize movement.  All buildings are on-line and deferred maintenance does not appear to be an issue.  The operating general partner is actively repairing drywall cracks, adjusting sticking doors, and repainting impacted units. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee.  So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances.  The Department of Housing and Urban Development terminated the Housing Assistance Payment contract.  The trustee for the bonds declared default under the bond documents.  The operating general partner chose not to contest the City’s order or HUD’s contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use.  The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest.  The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007.  In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders’ trustee. As of December 2007, the bondholders’ trustee had effectively taken control of the property, although it had not formally accepted the deed. The bondholders’ trustee has been attempting to market the property since late 2007, with numerous offers falling through.  In August 2009, the trustee identified a buyer that agreed to purchase the property for $375,000 and scheduled a foreclosure sale for late September.  The property was sold at foreclosure sale to this buyer on September 23, 2009 for $375,000, or less than $.20 of the face value of the bonds.  There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded.

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

Marwood Senior Associates, LLC (Marwood Senior Apartments) is a new construction property for the elderly located in Upper Marlboro, Maryland.  On May 31, 2008, a hailstorm damaged roof shingles, gutters, and trim.  The damage was not discovered until a roof leak appeared on January 9, 2009. The leaks were temporarily repaired, and management contacted three companies for estimates of the damage.  It was determined that the roof needed to be replaced.  Work commenced in the first quarter 2009, and was completed in October 2009.  The first check was approved and executed by the investment general partner on June 5, 2009, and the final insurance check was received on January 21, 2010.  This was approved and endorsed by the investment general partner shortly thereafter.  The property averaged 91% occupancy in the first quarter of 2010, and continues to operate above breakeven.  All required reserves and escrows are fully funded.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit family property located in Charleston, WV.  Due to weak and declining economic conditions throughout 2008, many retail employers closed or reduced employee hours significantly.  Retail employment composes a large portion of the property’s tenant base and, as a result, the number of evictions increased.  The manager was terminated in the fourth quarter of 2008, as she had become too lax with her responsibilities, particularly rent collections.  The new manager, with 20 years experience, has been much more forceful and proactive with collections. By the end of the 2009 fourth quarter, occupancy returned to historic levels, reaching 89%, and operations are above breakeven. First quarter 2010 occupancy is at 90%.

In May of 2009, fire and water damaged eight apartments, the laundry room and maintenance shed.  Renovations were expected to be completed by September

2009; however, it took the insurance company 60 days to issue the scope of work, postponing the completion until November 30, 2009.  The property’s income loss insurance covered 100% of the lost monthly rent on all eight units through construction.  The investment general partner will continue to monitor to ensure operations and occupancy stabilize in the upcoming months.  The mortgage, real estate taxes and insurance payments are current.

(Series 43) As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties as of March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $1,486,317 and $2,768,132, respectively in passive income tax losses that were passed through to investors. The series also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 43 was $9,259,429 and $11,543,202, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(3,178,616) and $(6,502,229), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing.  Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow from the onset.  Further, one of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee.  In July 2005, that member was replaced and a new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property’s operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members resulted in less attention to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member.  As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property.

Occupancy averaged 90% for 2008, 2009, and the first quarter of 2010.  The property operated below breakeven in 2008, 2009, and the first quarter of 2010 due to low occupancy and high utilities and maintenance expenses. Based on the 2009 expenses, the property would have to maintain 97% occupancy to breakeven; however, the first quarter 2010 unaudited financial statements indicate some improvement in expenses, decreasing the deficit from those posted in 2008 and 2009. The operating general partner believes that with the change in the operating general partner entity noted above, occupancy will rise and operations will continue to improve. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current.  Accounts payable and accrued expenses stood at approximately $68,600 as of March 2010, up approximately $11,000 from December 2009.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI.  The area suffers from very low employment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In recent years, management has implemented a variety of concessions including lowering the security deposit from one month’s rent to $99, waiving the $20 application fee, and offering one month free rent.  In addition, private rental assistance of up to $200/month has been offered for qualified applicants. While these concessions have improved occupancy, the property continues to operate at a deficit. In an effort to improve cash flow, management removed the concessions after occupancy reached 100% in March 2009. Afterwards, occupancy immediately began to decline and ended September 2009 at 83%.  The concessions were then reinstated and occupancy improved to 88% by year-end 2009.  Occupancy has remained under 90% through the first quarter of 2010, ending March at 84%, and operations continue to be below breakeven.  Real estate taxes, insurance and mortgage payments are current.  The operating general partner’s operating deficit guaranty expired in February 2009 but he continues to fund deficits as needed.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS.  The property operated with a negative cash flow during the year 2009, mostly as a result of decreased occupancy and low rental rates.  Average physical occupancy in 2009 was 89%. Through first quarter 2010, occupancy improved significantly and as of March 2010 the property was 97% occupied.  However, it was still unable breakeven. Although occupancy is high and expenses remain reasonable, low rental rates in the area continue negatively impact cash flow. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. As a result of aggressive advertising, physical occupancy has improved. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools.  Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven.  The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York.  The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss.  Occupancy was at 100% as of March 2010.   Tenant receivables are an issue that has historically plagued the profitability of the project.  However, during the first quarter of 2010 the property collected prior and current tenant receivables.  The resulting increase in cash flow allowed the property to operate above breakeven during the first quarter of 2010.  Management hired an outside financial consultant with the primary focus on identifying what are tenant receivables versus what is bad debt.  The focus on, which accounts are collectable enables management to concentrate their focus on attainable tenant receivables.  To combat the continued increase in utility costs, management plans to implement a water and sewer saving plan in the second quarter of 2010.  The Department of Water and Sewer provided a retrofit kit for each apartment that is expected to result in a 15% saving in water and sewer expenses.  Management also has employed a three-year plan to increase revenue by adjusting the 2008 tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011.  Management continues to work on reducing tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. The investment general partner continues to work with the operating general partner to improve operations.  Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court.   The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years.  To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of “tenant hold over” (court process, with hope of rent collection) versus “tenant non-payment” (eviction with no hope of rent collection).  Generally legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge.  History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The property’s goal is to pay down all 2007 and 2008 past due payables by the end of the first quarter 2010.  The increase in the tenant maintenance charges will supplement this goal.  The mortgage and insurance are current.  The property is real estate tax exempt.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA.  Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December.   Occupancy improved modestly during 2009 and the first quarter of 2010 to 90%, but this was only able to be achieved with rent concessions.  The major employers in the area have cut either staffing levels or worker’s hours.  As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced.  Also, the decline in the construction industry has led to additional vacancies at the site.  Management has been very proactive in cutting expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. Management does not expect the job market to turn around in the near future.  The investment general partner performed a site visit in September 2009.  The property was found in excellent condition.  The investment general partner will continue to monitor operations to ensure stabilization.  The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership’s below breakeven operations.  In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan re-structure or forbearance agreement.  This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time amortization re-starts.  At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established.  This agreement should ensure that the Operating Partnership stays current on the first mortgage payments into 2012 and provide a bridge to an improved economy and improved rental market in Atlanta. If the rental market in Atlanta does not improve by 2012, the Operating Partnership may not be able to make its monthly mortgage payment once amortization re-starts, exposing the Operating Partnership to foreclosure risk and re-capture costs in 2012.  The real estate taxes and insurance payments are current as of March 31, 2010.

(Series 44) As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $2,151,478 and $1,133,030, respectively in passive income tax losses that were passed through to the investors and also provided $0.96 and $0.97, respectively, in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 44 was $7,784,498 and $10,442,251, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(3,226,501) and $(3,188,252), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

Post Oak East LP (Post Oak East Apartments) is a 240-unit family property located in Fort Worth, Texas. Occupancy began to decline in the fourth quarter of 2009 and reached 85% in December.  Occupancy has improved to 90% as of March 31, 2010. The property continues to operate below breakeven through the first quarter of 2010 due to low occupancy and high operating expenses.  The property has struggled to maintain stable occupancy due to weak current market conditions and local competition coupled with poor management. Post Oak Apartments has been experiencing higher resident turnover than expected, primarily because of delinquency and evictions. Most evicted residents lost their means of employment and could no longer meet their rental obligations.  Also, there are a number of comparably priced market rate communities in the immediate vicinity, some of which have better amenities and offer significant concessions.  Furthermore, poor management has contributed to low occupancy, the escalation of bad debt, and high operating expenses. The operating general partner addressed the problem by replacing the management company in December of 2009.  The new management has implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. Management continues to reach out to local businesses in an attempt to boost occupancy.  Fliers and postcards are continuously distributed to various employers, businesses, housing-related service agencies, and community organizations.  To reduce turnover and minimize expenses, management is currently offering to paint units and install new carpets to entice residents to renew their leases.  Management has also added concessions and other incentives to improve occupancy. They are currently offering reduced rents on one-bedroom and three-bedroom apartments, a $250 resident referral gift card, and a “look and lease” special of a $100 gift card. They also continue to organize monthly social events at the property.

As the result of low economic occupancy, the property has not been able to convert from the construction mortgage as originally projected. The bank has granted the Operating Partnership a third extension of the construction loan through August 16, 2010. Currently, the operating general partner is exploring all available options to take out the construction debt.  The operating general partner has an unlimited guarantee until Rental Achievement.  Rental Achievement is defined as a 1.15 debt coverage service ratio for three consecutive months. Once Rental Achievement occurs, the operating general partner is obligated until the third anniversary of Rental Achievement to advance funds to eliminate operating deficits in an amount not to exceed $1,000,000.  The investment general partner continues to monitor the situation to ensure the property converts to permanent financing. The property’s construction mortgage, real estate tax, and insurance payments are current.

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

In 2009, the property operated well below breakeven.  All operating deficits are funded by the operating general partner through operating deficit loans.  At the end of the first quarter 2010 the property increased occupancy to 94%. The increase in occupancy is attributed to a decrease in criminal activity surrounding the property, as well as new leasing specials.  The new leasing specials include: $299 move in, $300 lease renewal and a $300 resident referral special.  Management indicated that over the last two quarters of 2009, the property experienced a handful of home invasions.  To combat the recent influx in crime, management restructured its security approach by releasing the ineffective courtesy officer.  The property stationed a part time police officer in the front of the property during the predominantly higher crime times.  During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents.  The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit.  The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.  The operating general partner is currently assessing the effectiveness of existing management personnel. The property’s mortgage, real estate tax and insurance payments are current.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA.  Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December.   Occupancy improved modestly during 2009 and the first quarter of 2010 to 90%, but this was only able to be achieved with rent concessions.  The major employers in the area have cut either staffing levels or worker’s hours.  As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced.  Also, the decline in the construction industry has led to additional vacancies at the site.  Management has been very proactive in cutting expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. Management does not expect the job market to turn around in the near future.  The investment general partner performed a site visit in September 2009.  The property was found in excellent condition.  The investment general partner will continue to monitor operations to ensure stabilization.  The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership’s below breakeven operations.  In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan re-structure or forbearance agreement.  This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time amortization re-starts.  At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established.  This agreement should ensure that the Operating Partnership stays current on the first mortgage payments into 2012 and provide a bridge to an improved economy and improved rental market in Atlanta. If the rental market in Atlanta does not improve by 2012, the Operating Partnership may not be able to make its monthly mortgage payment once amortization re-starts, exposing the Operating Partnership to foreclosure risk and re-capture costs in 2012.  The real estate taxes and insurance payments are current as of March 31, 2010.

United Development CO. 2001 LP (Memphis 102), is a 102-unit scattered site family development, located in Memphis, TN.  Occupancy in 2009 averaged 87% and the property operated below breakeven.  Bad debt was an issue in 2009 due to the overall economy with tenants losing their jobs. Maintenance expenses were $861 higher than the state average on a per unit basis. As of December 31, 2009, accrued taxes totaled $452,574.  As of March 2010, occupancy was 94% with a significant improvement in maintenance expenses.  The investment general partner will visit the site in the second quarter of 2010 to meet with the operating general partner and review the operational issues. The operating general partner is no longer funding operating deficits as needed.  The mortgage payments, insurance, and accounts payables are all current.  The operaing general partner is currently working with Greystone towards a potential refinance of the property.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a Virginia limited partnership that constructed, owns and operates The Villages at Aspen Club, a 30-unit apartment complex located in Bealeton, Virginia. The Villages at Aspen Club Apartments were newly constructed in 2003 and are located adjacent to Aspen Club Apartments (owned by North Forty Aspen Plus, LP). Bealeton is located approximately 45 miles southwest of Washington D.C. The property consists of 30 LIHTC units located in 15 duplex townhomes, each having three bedrooms. Between the years 2004 and 2008, the property maintained an average occupancy of 95%-98%. In 2009 occupancy averaged 88% for the year. The property operated below breakeven in 2009 with negative cash flow of ($28,388). Total revenue decreased while operating expenses increased from the prior year. Operating expenses are 13% above the state average. The property had tenant receivables of $16,679 as of year-end 2009 and bad debt of $11,852. All real estate taxes, insurance and mortgage payments are current. The investment general partner will monitor operations quarterly and discuss issues with the operating general partner and management as needed.

(Series 45) As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties as of March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $2,128,113 and $2,424,133, respectively in passive income tax losses that were passed through to investors, and also provided $0.96 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 45 was $15,742,704 and $19,184,988, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(4,185,948) and $(4,427,068), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin.  The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88% in these years, respectively.  Average occupancy for the first quarter of 2010 was 90%.  During the first quarter of 2010, the property operated at roughly breakeven after paying interest expense but before funding any capital reserves or paying any principal payments. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts.  Operating expenses remain well above state averages due to the fact that the property consists of single family homes.  Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers.  Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue.  Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways.  Repairs are being made on an as-needed basis every other month.  During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007.  As of March 31, 2010, these principal payments remain deferred.    The contractual principal payments for 2008 and 2009 have also not been paid, although the lender elected to convert these two mortgage principal payment liabilities to a separate demand note liability executed by the Operating Partnership.  A principal payment on the demand note was due October 31, 2009; however, that payment was not made.  Although the lender had not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender.  The Operating Partnership remains current on the interest portion of its debt service.  The real estate taxes for 2008 were paid in the first quarter of 2010.  Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending.  Payables are high and continue to increase.  The investment general partner is closely monitoring the management company’s ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt.  The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Harbet Avenue, LP (William B. Quarton Place) is a 28-unit family property located in Cedar Rapids, Iowa.  Inappropriate checks and wires were made to the operating general partner from the Operating Partnership’s escrow and operating accounts totaling $142,758.  Funds totaling $97,265 have been repaid to the Operating Partnership, leaving an outstanding balance owed of $45,494. A demand letter was sent to the operating general partner and followed up with a default notice.  The operating general partner then disclosed that they had financial difficulties and were unable to continue as a viable organization.  Another non-profit organization was retained to take over property management. The investment general partner met with representatives of both the original non-profit operating general partner and new management to determine a course of action to serve the best interest of the Operating Partnership.  The new management has expressed their desire to assume the role of operating general partner as they are committed to preserving affordable housing in the Cedar

Rapids area, and have formed an entity to step in as the operating general partner.  An agreement has been proposed and amendments to the Operating Partnership agreement have been drafted. The agreement calls for repayment of the outstanding balance of $45,493.  The proceeds will be split with $23,209 allocated to the operating reserve and $22,284 allocated to replacement reserves. It is anticipated the transfer will occur in the second quarter of 2010. Occupancy is strong, averaging 96% through the first quarter of 2010. The property is operating above breakeven due to low operating expenses, combined with 100% soft debt financing that requires payments of principal and interest from available cash flow only.  Trade payables, taxes and insurance are all current.  A recent site visit found that the property was well maintained and managed.

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

In 2009, the property operated well below breakeven.  All operating deficits are funded by the operating general partner through operating deficit loans.  At the end of the first quarter 2010 the property increased occupancy to 94%. The increase in occupancy is attributed to a decrease in criminal activity surrounding the property, as well as new leasing specials.  The new leasing specials include: $299 move in, $300 lease renewal and a $300 resident referral special.  Management indicated that over the last two quarters of 2009, the property experienced a handful of home invasions.  To combat the recent influx in crime, management restructured its security approach by releasing the ineffective courtesy officer.  The property stationed a part time police officer in the front of the property during the predominantly higher crime times.  During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents.  The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit.  The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.  The operating general partner is currently assessing the effectiveness of existing management personnel. The property’s mortgage, real estate tax and insurance payments are current.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA.  The property operated at below breakeven operations in 2009.  The below breakeven operations were due to high operating expenses.  Through the first quarter of 2010, the property continued to operate below breakeven as a result of high administrative, maintenance and utility expenses.  During the first quarter, administrative expenses were high as a result of computer and software expenses.  Additionally, maintenance expenses increased as a result of repairs to the elevators at the property.  These items are one-time costs and are not anticipated to negatively impact future operations.  Occupancy remains high and ended the first quarter of 2010 at 98%.  All taxes, insurance, and mortgage payments are current. The investment general partner will monitor operating expenses and work with management to control and reduce expenses in the second quarter of 2010.

(Series 46) As of March 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008 the series, in total, generated $1,529,763 and $1,757,786, respectively in passive income tax losses that were passed through to investors, and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 46 was $14,415,932 and $17,118,038, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) of the series was $(3,303,319) and $(4,253,731), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi.  Construction was completed April 4, 2006.  The property operated below breakeven in 2008 despite averaging 98% occupancy, primarily due to a high debt level. Rents were increased by $60 per unit in 2008. Occupancy at the end of 2009 was 90% and the property operated above breakeven for the year.  As of March 31, 2010, the property is 98% occupied and has operated above breakeven through the first quarter of 2010.  All real estate tax, mortgage, and insurance payments are current

Linden-Shawnee Partners, L.P. (Linden’s Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 85% during 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities.  The property rents are lower than the area fair market rents.  This prompted management to target the competing properties by sending a mass-mailing to over 700 residences to promote lower rents at Linden’s Apartments.  The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned.  Management sent another mass-mailing in October 2009 to over 500 units with slightly lower rents.  The mailing was to all rental units excluding nursing homes offering incentives of up to two months free rent.  This resulted in eleven move-ins during the fourth quarter of 2009.  In order to increase visibility of the property from the street, management cleared trees in between the property and the road in the fall of 2009.  These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009 and remains strong averaging 98% in the first quarter of 2010. Even with the decrease in average occupancy in 2009, the property continued to operate above breakeven.  The mortgage payments, taxes, and insurance are all current.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK.  Wagoner is a small town with limited employment opportunities.  Consequently, Wagoner Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven.  To meet the demand for larger units in the area, the operating general partner converted 4 one-bedroom apartments into 2 three-bedroom apartments. Both units were rented quickly when they came on-line in late 2008 and remain occupied.  In addition, a more experienced manager took over the property in 2009 and has increased marketing efforts and worked closely with local businesses to improve occupancy through referrals.  With the increased marketing efforts and successful unit conversions, occupancy improved to an average of 91% in 2009, but rental rates remained insufficient to cover increased maintenance and insurance costs.  The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions.  Insurance premiums increased due to an increase in insurance claims in 2008/2009.  The investment general partner has put the operating general partner in touch with an insurance agent in an effort to reduce those costs.  Rural Development approved a $30-60 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven.  However, despite occupancy averaging 90% through the first quarter of 2010, operations remain below breakeven based on un-audited financials due to continued high expenses.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas.  Despite strong occupancy of 97% in 2009 and the first quarter of 2010, the property operated just below breakeven in 2009 and the first quarter of 2010. In the first quarter of 2010, the investment general partner discussed with the operating managing member filing a real estate tax appeal, as the taxes are higher than the state average. The operating managing member is considering an appeal of the assessed value via the Payment Under Protest process in December 2010; however, the first half of the 2010 taxes will also need to be paid at that time of appeal. In addition, because occupancy is very strong, the investment general partner has also discussed with the operating managing member a potential rent increase. The rent increase request is expected to be filed with the state in the second quarter of 2010 and if approved, will likely go into effect in the third quarter of 2010.  The operating managing member is also exploring a refinance of the first mortgage as it carries an interest rate of 7.5%. The mortgage and insurance payments are current; however, the real estate taxes are approximately two and a half years in arrears. The operating managing member has been making monthly payments on these past due taxes and, if successful with a refinance, plans to bring the taxes current through proceeds from such a refinance.

Panola Housing Ltd. (Panola Housing) is a 32-unit multifamily development located in Carthage, TX.  In 2008, occupancy averaged 95% and the property operated slightly below breakeven.  In 2009, despite average occupancy of 99%, the property operated below breakeven.  There was a 25% increase in operating expenses in 2009, specifically maintenance costs.  According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit and expenses are expected to return to 2008 levels once the repairs are completed.   Occupancy was at 97% at the end of the first quarter of 2010 and the property operated below breakeven for the quarter.  There was $10,000 in Rural Development required repairs in the first quarter that caused the below breakeven operations.  According to the operating general partner, all repairs have been completed as of March 31, 2010, and they expect maintenance expenses to return to 2008 levels.  The investment general partner will continue to monitor occupancy and expenses at the property.  The low income housing tax credit compliance period expires in 2018.  All real estate tax, mortgage, and insurance payments are current.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits.  In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2010 and 2009. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE.  However, management does not consolidate the Fund’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In June 2006, accounting guidance for Accounting for Uncertainty in Income Taxes, an interpretation of the accounting guidance for Accounting for Income Taxes, was issued.  This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Fund’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1,

Recent Accounting Changes - continued

2008, the Fund adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund IV L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Fund’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Fund for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Fund reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to

Recent Accounting Changes - continued

absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Fund’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Fund’s accounting policies.  The adoption of the Codification did not have a material impact on the Fund’s financial position or results of operations.

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

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates IV LLC, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2010. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2010, the Fund’s internal control over financial reporting was effective.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 61, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 48, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 63, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 46, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties.  Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2010 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2010 was $5,572,190.

2.  The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $452,424 for amounts charged to operations during the year ended March 31, 2010.  The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2010, 83,651,080 BACs had been issued.  The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Fund has no officers or directors.  However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2010.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

	Fees paid to the Fund’s independent auditors for fiscal year 2010 were comprised of the following:

	Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
	Audit Fees	$15,787	$12,412	$18,412	$15,787	$16,537

	Audit Related Fees	750	500	750	750	750

	Tax Fees	6,565	4,855	7,895	6,565	6,945

	All Other Fees	—	—	—	—	—

	Total	$23,102	$17,767	$27,057	$23,102	$24,232

	Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
	Audit Fees	$15,787	$24,412	$13,537	$17,287	$15,787

	Audit Related Fees	3,500	4,250	2,250	4,000	4,000

	Tax Fees	6,565	10,935	5,425	7,325	6,565

	All Other Fees	—	—	—	—	—

	Total	$25,852	$39,597	$21,212	$28,612	$26,352

	Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
	Audit Fees	$14,287	$17,287	$13,912	$11,287	$12,787

	Audit Related Fees	4,500	5,500	3,750	2,250	3,250

	Tax Fees	5,805	7,515	5,615	4,285	5,045

	All Other Fees	—	—	—	—	—

	Total	$24,592	$30,302	$23,277	$17,822	$21,082

Item 14.	Principal Accounting Fees and Services - continued

	Fees paid to the Fund’s independent auditors for fiscal year 2010 were comprised of the following:

	Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
	Audit Fees	$11,662	$11,662	$10,162	$11,287	$10,912

	Audit Related Fees	2,500	2,500	1,750	2,500	2,250

	Tax Fees	4,475	4,475	3,715	4,285	4,095

	All Other Fees	—	—	—	—	—

	Total	$18,637	$18,637	$15,627	$18,072	$17,257

	Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
	Audit Fees	$13,537	$15,412	$16,162	$16,162	$11,287

	Audit Related Fees	4,000	4,500	4,750	5,500	2,250

	Tax Fees	5,425	6,375	6,755	6,755	4,285

	All Other Fees	—	—	—	—	—

	Total	$22,962	$26,287	$27,667	$28,417	$17,822

	Fee Type	Ser. 45	Ser. 46
	Audit Fees	$18,787	$13,178

	Audit Related Fees	7,250	3,750

	Tax Fees	8,085	5,235

	All Other Fees	—	—

	Total	$34,122	$22,163

Item 14.	Principal Accounting Fees and Services- continued

	Fees paid to the Fund’s independent auditors for fiscal year 2009 were comprised of the following:

	Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
	Audit Fees	$19,648	$13,950	$20,110	$19,650	$19,650

	Audit Related Fees	1,250	500	1,000	1,000	1,250

	Tax Fees	7,646	5,615	8,857	7,566	7,731

	All Other Fees	—	1,000	—	—	—

	Total	$28,544	$21,065	$29,967	$28,216	$28,631

	Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
	Audit Fees	$19,650	$27,950	$16,240	$20,790	$19,650

	Audit Related Fees	4,500	6,750	3,250	6,250	4,750

	Tax Fees	7,475	12,567	6,372	8,410	7,807

	All Other Fees	—	—	—	—	—

	Total	$31,625	$47,267	$25,862	$35,450	$32,207

	Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
	Audit Fees	$17,450	$20,790	$20,900	$9,510	$16,240

	Audit Related Fees	4,500	5,500	4,000	2,250	3,250

	Tax Fees	6,536	8,628	8,159	5,248	5,840

	All Other Fees	—	—	2,675	—	—

	Total	$28,486	$34,918	$35,734	$17,008	$25,330

Item 14.	Principal Accounting Fees and Services- continued

	Fees paid to the Fund’s independent auditors for fiscal year 2009 were comprised of the following:

	Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
	Audit Fees	$7,080	$9,410	$9,840	$11,020	$13,400

	Audit Related Fees	2,000	2,500	1,750	2,250	2,250

	Tax Fees	5,203	4,991	4,219	5,042	4,777

	All Other Fees	—	1,000	—	—	—

	Total	$14,283	$17,901	$15,809	$18,312	$20,427

	Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
	Audit Fees	$16,470	$16,470	$16,470	$18,630	$13,780

	Audit Related Fees	3,750	4,500	4,750	5,250	2,000

	Tax Fees	7,022	7,560	7,547	9,022	4,881

	All Other Fees	—	3,000	—	—	—

	Total	$27,242	$31,530	$28,767	$32,902	$20,661

	Fee Type	Ser. 45	Ser. 46
	Audit Fees	$20,940	$12,640

	Audit Related Fees	7,000	3,750

	Tax Fees	9,368	5,958

	All Other Fees	1,000	—

	Total	$38,308	$22,348

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Balance Sheets, March 31, 2010 and 2009

Statements of Operations for the years ended March 31, 2010 and 2009

Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2010 and 2009

Statements of Cash Flows for the years ended March 31, 2010 and 2009

Notes to Financial Statements, March 31, 2010 and 2009

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

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: July 14, 2010		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

July 14, 2010	/s/ Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.

Marc N. Teal