Form 10-Q
period 2010-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2010-08-16
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-30
Statements of Operations	31-58
Statements of Changes in Partners' Capital (Deficit)	59-68
Statements of Cash Flows	69-96
Notes to Financial Statements	97-132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	133-208

Item 3. Quantitative and Qualitative Disclosures About Market Risk	209

Item 4T. Controls and Procedures	209

PART II OTHER INFORMATION

Item 1. Legal Proceedings	210

Item 1A. Risk Factors	210

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	210

Item 3. Defaults Upon Senior Securities	210

Item 4. (Removed and Reserved.)	210

Item 5. Other Information	210

Item 6. Exhibits	210

Signatures	211

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$77,309,510	$79,603,328

OTHER ASSETS
Cash and cash equivalents	6,621,173	6,498,869
Notes receivable	659,691	723,071
Acquisition costs net	8,226,899	8,667,943
Other assets	393,047	205,926

	$93,210,320	$95,699,137

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$132,367	$90,252
Accounts payable affiliates	51,117,694	51,204,507
Capital contributions payable	1,912,466	2,081,011

	53,162,527	53,375,770

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and outstanding	46,813,540	49,066,354
General Partner	(6,765,747)	(6,742,987)

	40,047,793	42,323,367

	$93,210,320	$95,699,137

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 20

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	288,516	187,333
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	2,633

	$288,516	$189,966

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$41,576	$7,500
Accounts payable affiliates	2,532,047	3,432,216
Capital contributions payable	-	-

	2,573,623	3,439,716

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(1,954,004)	(2,909,001)
General Partner	(331,103)	(340,749)

	(2,285,107)	(3,249,750)

	$288,516	$189,966

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 21

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	237,070	287,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$237,070	$287,156

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$15,808	$15,808
Accounts payable affiliates	1,496,774	1,515,274
Capital contributions payable	-	-

	1,512,582	1,531,082

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and outstanding	(1,100,806)	(1,069,536)
General Partner	(174,706)	(174,390)

	(1,275,512)	(1,243,926)

	$237,070	$287,156

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 22

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	166,590	150,885
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,000	3,000

	$169,590	$153,885

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$20,115	$20,115
Accounts payable affiliates	3,401,217	3,344,254
Capital contributions payable	9,352	9,352

	3,430,684	3,373,721

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(3,009,400)	(2,968,555)
General Partner	(251,694)	(251,281)

	(3,261,094)	(3,219,836)

	$169,590	$153,885

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 23

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	162,853	96,567
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$162,853	$96,567

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$25,573	$30,173
Accounts payable affiliates	2,863,259	2,814,021
Capital contributions payable	-	-

	2,888,832	2,844,194

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(2,413,872)	(2,435,304)
General Partner	(312,107)	(312,323)

	(2,725,979)	(2,747,627)

	$162,853	$96,567

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 24

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	228,151	247,141
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$228,151	$247,141

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$15,678	$15,678
Accounts payable affiliates	2,476,589	2,532,114
Capital contributions payable	9,999	9,999

	2,502,266	2,557,791

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,066,076)	(2,102,246)
General Partner	(208,039)	(208,404)

	(2,274,115)	(2,310,650)

	$228,151	$247,141

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 25

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	305,075	256,530
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,250	1,250

	$306,325	$257,780

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$978	$978
Accounts payable affiliates	2,298,591	2,343,988
Capital contributions payable	10,001	10,001

	2,309,570	2,354,967

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(1,725,768)	(1,818,771)
General Partner	(277,477)	(278,416)

	(2,003,245)	(2,097,187)

	$306,325	$257,780

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 26

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	271,655	312,412
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	5,400	5,400

	$277,055	$317,812

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,359,734	3,306,873
Capital contributions payable	14,490	14,490

	3,374,224	3,321,363

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(2,725,944)	(2,633,262)
General Partner	(371,225)	(370,289)

	(3,097,169)	(3,003,551)

	$277,055	$317,812

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 27

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,338,375	$2,342,151

OTHER ASSETS
Cash and cash equivalents	254,512	273,885
Notes receivable	-	-
Acquisition costs net	179,827	196,175
Other assets	20,074	20,074

	$2,792,788	$2,832,285

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	3,329,469	3,300,668
Capital contributions payable	22,861	22,861

	3,352,330	3,323,529

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(347,499)	(279,884)
General Partner	(212,043)	(211,360)

	(559,542)	(491,244)

	$2,792,788	$2,832,285

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 28

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	253,839	262,507
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$257,389	$266,057

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,079,109	1,045,580
Capital contributions payable	40,968	40,968

	1,120,077	1,086,548

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	(510,313)	(468,538)
General Partner	(352,375)	(351,953)

	(862,688)	(820,491)

	$257,389	$266,057

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 29

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$24,395

OTHER ASSETS
Cash and cash equivalents	216,807	206,375
Notes receivable	-	-
Acquisition costs net	21,713	28,950
Other assets	-	-

	$238,520	$259,720

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,646,644	2,563,793
Capital contributions payable	10,197	10,197

	2,656,841	2,573,990

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,055,490)	(1,952,480)
General Partner	(362,831)	(361,790)

	(2,418,321)	(2,314,270)

	$238,520	$259,720

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 30

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$53,684	$83,042

OTHER ASSETS
Cash and cash equivalents	278,399	280,327
Notes receivable	-	-
Acquisition costs net	19,706	26,275
Other assets	6,675	6,675

	$358,464	$396,319

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,259,841	1,213,298
Capital contributions payable	127,396	127,396

	1,387,237	1,340,694

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(791,429)	(707,875)
General Partner	(237,344)	(236,500)

	(1,028,773)	(944,375)

	$358,464	$396,319

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 31

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$42,364	$42,364

OTHER ASSETS
Cash and cash equivalents	167,042	166,800
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$234,406	$234,164

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,073,848	1,982,810
Capital contributions payable	66,294	66,294

	2,140,142	2,049,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(1,507,420)	(1,417,532)
General Partner	(398,316)	(397,408)

	(1,905,736)	(1,814,940)

	$234,406	$234,164

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 32

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$524,396	$698,752

OTHER ASSETS
Cash and cash equivalents	340,523	340,581
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	-	-

	$911,827	$1,086,241

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,594,810	2,521,238
Capital contributions payable	173,561	173,561

	2,768,371	2,694,799

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	(1,431,617)	(1,186,111)
General Partner	(424,927)	(422,447)

	(1,856,544)	(1,608,558)

	$911,827	$1,086,241

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 33

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$71,795	$150,153

OTHER ASSETS
Cash and cash equivalents	185,187	184,115
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$256,982	$334,268

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,533,247	1,495,481
Capital contributions payable	69,154	69,154

	1,602,401	1,564,635

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,106,184)	(992,283)
General Partner	(239,235)	(238,084)

	(1,345,419)	(1,230,367)

	$256,982	$334,268

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 34

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$344,519	$452,150

OTHER ASSETS
Cash and cash equivalents	73,168	74,138
Notes receivable	-	-
Acquisition costs net	168,281	224,375
Other assets	-	-

	$585,968	$750,663

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,787,994	2,712,281
Capital contributions payable	-	-

	2,787,994	2,712,281

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(1,879,615)	(1,641,611)
General Partner	(322,411)	(320,007)

	(2,202,026)	(1,961,618)

	$585,968	$750,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 35

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,399,654	$2,576,041

OTHER ASSETS
Cash and cash equivalents	124,063	127,244
Notes receivable	-	-
Acquisition costs net	198,789	216,861
Other assets	-	-

	$2,722,506	$2,920,146

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,442,432	1,385,342
Capital contributions payable	-	-

	1,442,432	1,385,342

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	1,549,298	1,801,481
General Partner	(269,224)	(266,677)

	1,280,074	1,534,804

	$2,722,506	$2,920,146

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 36

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,760,365	$1,812,747

OTHER ASSETS
Cash and cash equivalents	159,146	142,855
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,919,511	$1,955,602

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,716,768	1,674,205
Capital contributions payable	-	-

	1,716,768	1,674,205

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	379,379	457,246
General Partner	(176,636)	(175,849)

	202,743	281,397

	$1,919,511	$1,955,602

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 37

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,317,137	$1,400,181

OTHER ASSETS
Cash and cash equivalents	323,814	309,745
Notes receivable	-	-
Acquisition costs net	325,182	354,744
Other assets	-	-

	$1,966,133	$2,064,670

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,478,907	1,427,691
Capital contributions payable	138,438	138,438

	1,617,345	1,566,129

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	560,864	709,119
General Partner	(212,076)	(210,578)

	348,788	498,541

	$1,966,133	$2,064,670

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 38

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,602,412	$3,761,779

OTHER ASSETS
Cash and cash equivalents	217,422	209,324
Notes receivable	-	-
Acquisition costs net	38,386	41,876
Other assets	-	-

	$3,858,220	$4,012,979

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,269,523	1,228,423
Capital contributions payable	-	-

	1,269,523	1,228,423

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	2,781,095	2,974,995
General Partner	(192,398)	(190,439)

	2,588,697	2,784,556

	$3,858,220	$4,012,979

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 39

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,777,467	$3,970,104

OTHER ASSETS
Cash and cash equivalents	190,824	183,296
Notes receivable	-	-
Acquisition costs net	30,569	33,348
Other assets	-	-

	$3,998,860	$4,186,748

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,084,899	1,050,699
Capital contributions payable	-	-

	1,084,899	1,050,699

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	3,081,263	3,301,130
General Partner	(167,302)	(165,081)

	2,913,961	3,136,049

	$3,998,860	$4,186,748

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 40

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,742,628	$4,858,175

OTHER ASSETS
Cash and cash equivalents	122,176	120,514
Notes receivable	-	-
Acquisition costs net	145,846	159,105
Other assets	-	-

	$5,010,650	$5,137,794

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	2,046,618	1,994,200
Capital contributions payable	102	102

	2,046,720	1,994,302

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	3,159,234	3,337,000
General Partner	(195,304)	(193,508)

	2,963,930	3,143,492

	$5,010,650	$5,137,794

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 41

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,446,273	$4,593,671

OTHER ASSETS
Cash and cash equivalents	238,986	78,660
Notes receivable	-	-
Acquisition costs net	834,422	890,050
Other assets	1,218	2,052

	$5,520,899	$5,564,433

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$8,924	$-
Accounts payable affiliates	2,239,521	2,478,543
Capital contributions payable	100	100

	2,248,545	2,478,643

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	3,488,799	3,304,101
General Partner	(216,445)	(218,311)

	3,272,354	3,085,790

	$5,520,899	$5,564,433

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 42

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,603,694	$5,635,060

OTHER ASSETS
Cash and cash equivalents	342,349	348,800
Notes receivable	229,553	292,933
Acquisition costs net	670,846	695,692
Other assets	51,003	51,003

	$6,897,445	$7,023,488

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,336,418	1,273,973
Capital contributions payable	295,615	452,937

	1,632,033	1,726,910

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	5,453,697	5,484,551
General Partner	(188,285)	(187,973)

	5,265,412	5,296,578

	$6,897,445	$7,023,488

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 43

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,146,125	$9,259,429

OTHER ASSETS
Cash and cash equivalents	275,658	256,265
Notes receivable	186,626	186,626
Acquisition costs net	1,551,514	1,608,977
Other assets	171,043	85,289

	$11,330,966	$11,396,586

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	1,474,285	1,397,590
Capital contributions payable	307,738	307,738

	1,782,023	1,705,328

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	9,774,975	9,915,867
General Partner	(226,032)	(224,609)

	9,548,943	9,691,258

	$11,330,966	$11,396,586

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 44

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,575,866	$7,784,498

OTHER ASSETS
Cash and cash equivalents	497,578	590,586
Notes receivable	196,604	196,604
Acquisition costs net	1,908,890	1,979,590
Other assets	104,834	-

	$10,283,772	$10,551,278

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	594,979	523,804
Capital contributions payable	590,561	590,561

	1,185,540	1,114,365

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	9,244,699	9,579,993
General Partner	(146,467)	(143,080)

	9,098,232	9,436,913

	$10,283,772	$10,551,278

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 45

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$15,388,948	$15,742,704

OTHER ASSETS
Cash and cash equivalents	440,856	537,189
Notes receivable	-	-
Acquisition costs net	1,843,370	1,911,643
Other assets	-	-

	$17,673,174	$18,191,536

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$-	$-
Accounts payable affiliates	359,070	367,429
Capital contributions payable	16,724	16,724

	375,794	384,153

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	17,478,068	17,982,971
General Partner	(180,688)	(175,588)

	17,297,380	17,807,383

	$17,673,174	$18,191,536

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

Series 46

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$14,173,808	$14,415,932

OTHER ASSETS
Cash and cash equivalents	258,914	267,639
Notes receivable	-	-
Acquisition costs net	289,558	300,282
Other assets	-	-

	$14,722,280	$14,983,853

LIABILITIES

Accounts payable & accrued expenses
(Note C)	$3,715	$-
Accounts payable affiliates	341,101	278,719
Capital contributions payable	8,915	20,138

	353,731	298,857

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	14,487,606	14,800,889
General Partner	(119,057)	(115,893)

	14,368,549	14,684,996

	$14,722,280	$14,983,853

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2010	2009

Income
Interest income	$13,254	$12,307
Other income	369,477	172,504

	382,731	184,811

Share of income (loss) from Operating Partnerships (Note D)	(904,683)	(2,612,315)

Expenses
Professional fees	22,382	134,133
Fund management fee (Note C)	1,198,489	1,289,349
Amortization	446,390	618,839
General and administrative expenses	86,361	127,771

	1,753,622	2,170,092

NET INCOME (LOSS)	$(2,275,574)	$(4,597,596)

Net income (loss) allocated to assignees	$(2,252,814)	$(4,551,620)

Net income (loss) allocated to general partner	$(22,760)	$(45,976)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2010	2009

Income
Interest income	$934	$631
Other income	80,715	75,177

	81,649	75,808

Share of income (loss) from Operating Partnerships (Note D)	921,489	-

Expenses
Professional fees	8,358	4,766
Fund management fee (Note C)	25,853	69,282
Amortization	-	-
General and administrative expenses	4,284	4,930

	38,495	78,978

NET INCOME (LOSS)	$964,643	$(3,170)

Net income (loss) allocated to assignees	$954,997	$(3,138)

Net income (loss) allocated to general partner	$9,646	$(32)

Net income (loss) per BAC	$.25	$(.00)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2010	2009

Income
Interest income	$34	$7
Other income	-	2,347

	34	2,354

Share of income (loss) from Operating Partnerships (Note D)	-	210,200

Expenses
Professional fees	104	3,484
Fund management fee (Note C)	28,235	(19,254)
Amortization	-	-
General and administrative expenses	3,281	3,130

	31,620	(12,640)

NET INCOME (LOSS)	$(31,586)	$225,194

Net income (loss) allocated to assignees	$(31,270)	$222,942

Net income (loss) allocated to general partner	$(316)	$2,252

Net income (loss) per BAC	$(.02)	$.12

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2010	2009

Income
Interest income	$100	$21
Other income	5,900	9,215

	6,000	9,236

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	145	7,297
Fund management fee (Note C)	44,005	56,536
Amortization	-	-
General and administrative expenses	3,108	3,941

	47,258	67,774

NET INCOME (LOSS)	$(41,258)	$(58,538)

Net income (loss) allocated to assignees	$(40,845)	$(57,953)

Net income (loss) allocated to general partner	$(413)	$(585)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2010	2009

Income
Interest income	$196	$41
Other income	5,900	-

	6,096	41

Share of income (loss) from Operating Partnerships (Note D)	44,380	-

Expenses
Professional fees	188	4,766
Fund management fee (Note C)	25,092	46,816
Amortization	-	-
General and administrative expenses	3,548	4,408

	28,828	55,990

NET INCOME (LOSS)	$21,648	$(55,949)

Net income (loss) allocated to assignees	$21,432	$(55,390)

Net income (loss) allocated to general partner	$216	$(559)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2010	2009

Income
Interest income	$151	$31
Other income	74,565	2,240

	74,716	2,271

Share of income (loss) from Operating Partnerships (Note D)	-	78,849

Expenses
Professional fees	115	5,051
Fund management fee (Note C)	34,763	28,439
Amortization	-	-
General and administrative expenses	3,303	3,498

	38,181	36,988

NET INCOME (LOSS)	$36,535	$44,132

Net income (loss) allocated to assignees	$36,170	$43,691

Net income (loss) allocated to general partner	$365	$441

Net income (loss) per BAC	$.02	$.02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2010	2009

Income
Interest income	$909	$845
Other income	138,659	14,478

	139,568	15,323

Share of income (loss) from Operating Partnerships (Note D)	-	29,851

Expenses
Professional fees	158	4,766
Fund management fee (Note C)	42,291	8,191
Amortization	-	2,857
General and administrative expenses	3,177	3,991

	45,626	19,805

NET INCOME (LOSS)	$93,942	$25,369

Net income (loss) allocated to assignees	$93,003	$25,115

Net income (loss) allocated to general partner	$939	$254

Net income (loss) per BAC	$.03	$.01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2010	2009

Income
Interest income	$344	$313
Other income	-	8,733

	344	9,046

Share of income (loss) from Operating Partnerships (Note D)	-	106,216

Expenses
Professional fees	205	9,149
Fund management fee (Note C)	90,689	51,325
Amortization	-	8,581
General and administrative expenses	3,068	5,234

	93,962	74,289

NET INCOME (LOSS)	$(93,618)	$40,973

Net income (loss) allocated to assignees	$(92,682)	$40,563

Net income (loss) allocated to general partner	$(936)	$410

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2010	2009

Income
Interest income	$154	$32
Other income	11,673	165

	11,827	197

Share of income (loss) from Operating Partnerships (Note D)	(3,001)	127,212

Expenses
Professional fees	118	4,422
Fund management fee (Note C)	57,551	57,677
Amortization	17,123	17,123
General and administrative expenses	2,332	3,444

	77,124	82,666

NET INCOME (LOSS)	$(68,298)	$44,743

Net income (loss) allocated to assignees	$(67,615)	$44,296

Net income (loss) allocated to general partner	$(683)	$447

Net income (loss) per BAC	$(.03)	$.02

The accompanying notes are an integral part of this statement

Boston Capital Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2010	2009

Income
Interest income	$985	$642
Other income	15,747	5,663

	16,732	6,305

Share of income (loss) from Operating Partnerships (Note D)	-	(161,464)

Expenses
Professional fees	181	5,336
Fund management fee (Note C)	55,502	38,412
Amortization	-	-
General and administrative expenses	3,246	4,930

	58,929	48,678

NET INCOME (LOSS)	$(42,197)	$(203,837)

Net income (loss) allocated to assignees	$(41,775)	$(201,799)

Net income (loss) allocated to general partner	$(422)	$(2,038)

Net income (loss) per BAC	$(.01)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2010	2009

Income
Interest income	$218	$45
Other income	538	1

	756	46

Share of income (loss) from Operating Partnerships (Note D)	(24,395)	(54,609)

Expenses
Professional fees	1,219	11,248
Fund management fee (Note C)	68,601	49,651
Amortization	7,237	7,237
General and administrative expenses	3,355	5,095

	80,412	73,231

NET INCOME (LOSS)	$(104,051)	$(127,794)

Net income (loss) allocated to assignees	$(103,010)	$(126,516)

Net income (loss) allocated to general partner	$(1,041)	$(1,278)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2010	2009

Income
Interest income	$1,081	$1,099
Other income	-	-

	1,081	1,099

Share of income (loss) from Operating Partnerships (Note D)	(29,358)	(60,373)

Expenses
Professional fees	120	4,196
Fund management fee (Note C)	46,543	46,543
Amortization	6,569	26,085
General and administrative expenses	2,889	3,970

	56,121	80,794

NET INCOME (LOSS)	$(84,398)	$(140,068)

Net income (loss) allocated to assignees	$(83,554)	$(138,667)

Net income (loss) allocated to general partner	$(844)	$(1,401)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2010	2009

Income
Interest income	$590	$560
Other income	3,090	-

	3,680	560

Share of income (loss) from Operating Partnerships (Note D)	-	(196,963)

Expenses
Professional fees	183	6,117
Fund management fee (Note C)	91,038	78,479
Amortization	-	-
General and administrative expenses	3,255	5,075

	94,476	89,671

NET INCOME (LOSS)	$(90,796)	$(286,074)

Net income (loss) allocated to assignees	$(89,888)	$(283,213)

Net income (loss) allocated to general partner	$(908)	$(2,861)

Net income (loss) per BAC	$(.02)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2010	2009

Income
Interest income	$1,042	$872
Other income	107	24,648

	1,149	25,520

Share of income (loss) from Operating Partnerships (Note D)	(174,356)	(184,488)

Expenses
Professional fees	2,699	5,087
Fund management fee (Note C)	68,414	45,426
Amortization	-	32,764
General and administrative expenses	3,666	5,182

	74,779	88,459

NET INCOME (LOSS)	$(247,986)	$(247,427)

Net income (loss) allocated to assignees	$(245,506)	$(244,953)

Net income (loss) allocated to general partner	$(2,480)	$(2,474)

Net income (loss) per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2010	2009

Income
Interest income	$258	$272
Other income	107	-

	365	272

Share of income (loss) from Operating Partnerships (Note D)	(78,358)	(66,979)

Expenses
Professional fees	2,609	3,056
Fund management fee (Note C)	31,352	43,491
Amortization	-	2,995
General and administrative expenses	3,098	3,745

	37,059	53,287

NET INCOME (LOSS)	$(115,052)	$(119,994)

Net income (loss) allocated to assignees	$(113,901)	$(118,794)

Net income (loss) allocated to general partner	$(1,151)	$(1,200)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2010	2009

Income
Interest income	$51	$11
Other income	-	-

	51	11

Share of income (loss) from Operating Partnerships (Note D)	(107,631)	(40,714)

Expenses
Professional fees	149	3,626
Fund management fee (Note C)	73,299	73,299
Amortization	56,094	96,110
General and administrative expenses	3,286	4,361

	132,828	177,396

NET INCOME (LOSS)	$(240,408)	$(218,099)

Net income (loss) allocated to assignees	$(238,004)	$(215,918)

Net income (loss) allocated to general partner	$(2,404)	$(2,181)

Net income (loss) per BAC	$(.07)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2010	2009

Income
Interest income	$234	$49
Other income	-	-

	234	49

Share of income (loss) from Operating Partnerships (Note D)	(176,387)	(148,708)

Expenses
Professional fees	147	3,199
Fund management fee (Note C)	57,090	54,631
Amortization	18,072	18,072
General and administrative expenses	3,268	4,278

	78,577	80,180

NET INCOME (LOSS)	$(254,730)	$(228,839)

Net income (loss) allocated to assignees	$(252,183)	$(226,551)

Net income (loss) allocated to general partner	$(2,547)	$(2,288)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2010	2009

Income
Interest income	$189	$1,589
Other income	-	-

	189	1,589

Share of income (loss) from Operating Partnerships (Note D)	(38,742)	(85,537)

Expenses
Professional fees	90	3,199
Fund management fee (Note C)	37,072	25,711
Amortization	-	7,460
General and administrative expenses	2,939	3,474

	40,101	39,844

NET INCOME (LOSS)	$(78,654)	$(123,792)

Net income (loss) allocated to assignees	$(77,867)	$(122,554)

Net income (loss) allocated to general partner	$(787)	$(1,238)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2010	2009

Income
Interest income	$1,026	$869
Other income	-	-

	1,026	869

Share of income (loss) from Operating Partnerships (Note D)	(69,404)	(175,522)

Expenses
Professional fees	100	2,629
Fund management fee (Note C)	48,716	48,716
Amortization	29,562	29,562
General and administrative expenses	2,997	4,604

	81,375	85,511

NET INCOME (LOSS)	$(149,753)	$(260,164)

Net income (loss) allocated to assignees	$(148,255)	$(257,562)

Net income (loss) allocated to general partner	$(1,498)	$(2,602)

Net income (loss) per BAC	$(.06)	$(.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2010	2009

Income
Interest income	$211	$258
Other income	-	-

	211	258

Share of income (loss) from Operating Partnerships (Note D)	(155,367)	(147,485)

Expenses
Professional fees	106	3,056
Fund management fee (Note C)	34,079	22,569
Amortization	3,490	6,555
General and administrative expenses	3,028	4,819

	40,703	36,999

NET INCOME (LOSS)	$(195,859)	$(184,226)

Net income (loss) allocated to assignees	$(193,900)	$(182,384)

Net income (loss) allocated to general partner	$(1,959)	$(1,842)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2010	2009

Income
Interest income	$538	$345
Other income	-	-

	538	345

Share of income (loss) from Operating Partnerships (Note D)	(192,637)	(209,184)

Expenses
Professional fees	87	2,914
Fund management fee (Note C)	24,200	34,200
Amortization	2,779	5,518
General and administrative expenses	2,923	4,462

	29,989	47,094

NET INCOME (LOSS)	$(222,088)	$(255,933)

Net income (loss) allocated to assignees	$(219,867)	$(253,374)

Net income (loss) allocated to general partner	$(2,221)	$(2,559)

Net income (loss) per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2010	2009

Income
Interest income	$183	$38
Other income	-	-

	183	38

Share of income (loss) from Operating Partnerships (Note D)	(115,547)	(183,042)

Expenses
Professional fees	98	3,911
Fund management fee (Note C)	47,854	45,679
Amortization	13,259	13,259
General and administrative expenses	2,987	4,978

	64,198	67,827

NET INCOME (LOSS)	$(179,562)	$(250,831)

Net income (loss) allocated to assignees	$(177,766)	$(248,323)

Net income (loss) allocated to general partner	$(1,796)	$(2,508)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2010	2009

Income
Interest income	$142	$29
Other income	32,476	29,378

	32,618	29,407

Share of income (loss) from Operating Partnerships (Note D)	236,354	(163,147)

Expenses
Professional fees	123	4,624
Fund management fee (Note C)	23,520	42,732
Amortization	55,628	70,691
General and administrative expenses	3,137	5,681

	82,408	123,728

NET INCOME (LOSS)	$186,564	$(257,468)

Net income (loss) allocated to assignees	$184,698	$(254,893)

Net income (loss) allocated to general partner	$1,866	$(2,575)

Net income (loss) per BAC	$.06	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2010	2009

Income
Interest income	$321	$517
Other income	-	459

	321	976

Share of income (loss) from Operating Partnerships (Note D)	(31,366)	(219,659)

Expenses
Professional fees	2,319	5,118
Fund management fee (Note C)	(30,224)	59,433
Amortization	24,846	32,183
General and administrative expenses	3,180	6,442

	121	103,176

NET INCOME (LOSS)	$(31,166)	$(321,859)

Net income (loss) allocated to assignees	$(30,854)	$(318,640)

Net income (loss) allocated to general partner	$(312)	$(3,219)

Net income (loss) per BAC	$(.01)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2010	2009

Income
Interest income	$497	$271
Other income	-	-

	497	271

Share of income (loss) from Operating Partnerships (Note D)	(107,703)	(290,995)

Expenses
Professional fees	2,359	5,942
Fund management fee (Note C)	(32,583)	72,330
Amortization	61,937	72,434
General and administrative expenses	3,396	6,164

	35,109	156,870

NET INCOME (LOSS)	$(142,315)	$(447,594)

Net income (loss) allocated to assignees	$(140,892)	$(443,118)

Net income (loss) allocated to general partner	$(1,423)	$(4,476)

Net income (loss) per BAC	$(.04)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2010	2009

Income
Interest income	$1,023	$1,165
Other income	-	-

	1,023	1,165

Share of income (loss) from Operating Partnerships (Note D)	(208,535)	(273,231)

Expenses
Professional fees	114	3,056
Fund management fee (Note C)	57,175	70,175
Amortization	70,797	73,533
General and administrative expenses	3,083	5,329

	131,169	152,093

NET INCOME (LOSS)	$(338,681)	$(424,159)

Net income (loss) allocated to assignees	$(335,294)	$(419,917)

Net income (loss) allocated to general partner	$(3,387)	$(4,242)

Net income (loss) per BAC	$(.12)	$(.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2010	2009

Income
Interest income	$843	$1,060
Other income	-	-

	843	1,060

Share of income (loss) from Operating Partnerships (Note D)	(352,301)	(334,849)

Expenses
Professional fees	162	9,457
Fund management fee (Note C)	86,739	76,478
Amortization	68,273	72,026
General and administrative expenses	3,371	7,046

	158,545	165,007

NET INCOME (LOSS)	$(510,003)	$(498,796)

Net income (loss) allocated to assignees	$(504,903)	$(493,808)

Net income (loss) allocated to general partner	$(5,100)	$(4,988)

Net income (loss) per BAC	$(.13)	$(.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2010	2009

Income
Interest income	$1,000	$695
Other income	-	-

	1,000	695

Share of income (loss) from Operating Partnerships (Note D)	(241,818)	(167,694)

Expenses
Professional fees	126	4,661
Fund management fee (Note C)	61,623	62,382
Amortization	10,724	23,794
General and administrative expenses	3,156	5,560

	75,629	96,397

NET INCOME (LOSS)	$(316,447)	$(263,396)

Net income (loss) allocated to assignees	$(313,283)	$(260,762)

Net income (loss) allocated to general partner	$(3,164)	$(2,634)

Net income (loss) per BAC	$(.11)	$(.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$49,066,354	$(6,742,987)	$42,323,367

Net income (loss)	(2,252,814)	(22,760)	(2,275,574)

Partners' capital (deficit), June 30, 2010	$46,813,540	$(6,765,747)	$40,047,793

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2010	$(2,909,001)	$(340,749)	$(3,249,750)

Net income (loss)	954,997	9,646	964,643

Partners' capital (deficit), June 30, 2010	$(1,954,004)	$(331,103)	$(2,285,107)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2010	$(1,069,536)	$(174,390)	$(1,243,926)

Net income (loss)	(31,270)	(316)	(31,586)

Partners' capital (deficit), June 30, 2010	$(1,100,806)	$(174,706)	$(1,275,512)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2010	$(2,968,555)	$(251,281)	$(3,219,836)

Net income (loss)	(40,845)	(413)	(41,258)

Partners' capital (deficit), June 30, 2010	$(3,009,400)	$(251,694)	$(3,261,094)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2010	$(2,435,304)	$(312,323)	$(2,747,627)

Net income (loss)	21,432	216	21,648

Partners' capital (deficit), June 30, 2010	$(2,413,872)	$(312,107)	$(2,725,979)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2010	$(2,102,246)	$(208,404)	$(2,310,650)

Net income (loss)	36,170	365	36,535

Partners' capital (deficit), June 30, 2010	$(2,066,076)	$(208,039)	$(2,274,115)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2010	$(1,818,771)	$(278,416)	$(2,097,187)

Net income (loss)	93,003	939	93,942

Partners' capital (deficit), June 30, 2010	$(1,725,768)	$(277,477)	$(2,003,245)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2010	$(2,633,262)	$(370,289)	$(3,003,551)

Net income (loss)	(92,682)	(936)	(93,618)

Partners' capital (deficit), June 30, 2010	$(2,725,944)	$(371,225)	$(3,097,169)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2010	$(279,884)	$(211,360)	$(491,244)

Net income (loss)	(67,615)	(683)	(68,298)

Partners' capital (deficit), June 30, 2010	$(347,499)	$(212,043)	$(559,542)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2010	$(468,538)	$(351,953)	$(820,491)

Net income (loss)	(41,775)	(422)	(42,197)

Partners' capital (deficit), June 30, 2010	$(510,313)	$(352,375)	$(862,688)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2010	$(1,952,480)	$(361,790)	$(2,314,270)

Net income (loss)	(103,010)	(1,041)	(104,051)

Partners' capital (deficit), June 30, 2010	$(2,055,490)	$(362,831)	$(2,418,321)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2010	$(707,875)	$(236,500)	$(944,375)

Net income (loss)	(83,554)	(844)	(84,398)

Partners' capital (deficit), June 30, 2010	$(791,429)	$(237,344)	$(1,028,773)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2010	$(1,417,532)	$(397,408)	$(1,814,940)

Net income (loss)	(89,888)	(908)	(90,796)

Partners' capital (deficit), June 30, 2010	$(1,507,420)	$(398,316)	$(1,905,736)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2010	$(1,186,111)	$(422,447)	$(1,608,558)

Net income (loss)	(245,506)	(2,480)	(247,986)

Partners' capital (deficit), June 30, 2010	$(1,431,617)	$(424,927)	$(1,856,544)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2010	$(992,283)	$(238,084)	$(1,230,367)

Net income (loss)	(113,901)	(1,151)	(115,052)

Partners' capital (deficit), June 30, 2010	$(1,106,184)	$(239,235)	$(1,345,419)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2010	$(1,641,611)	$(320,007)	$(1,961,618)

Net income (loss)	(238,004)	(2,404)	(240,408)

Partners' capital (deficit), June 30, 2010	$(1,879,615)	$(322,411)	$(2,202,026)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2010	$1,801,481	$(266,677)	$1,534,804

Net income (loss)	(252,183)	(2,547)	(254,730)

Partners' capital (deficit), June 30, 2010	$1,549,298	$(269,224)	$1,280,074

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2010	$457,246	$(175,849)	$281,397

Net income (loss)	(77,867)	(787)	(78,654)

Partners' capital (deficit), June 30, 2010	$379,379	$(176,636)	$202,743

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2010	$709,119	$(210,578)	$498,541

Net income (loss)	(148,255)	(1,498)	(149,753)

Partners' capital (deficit), June 30, 2010	$560,864	$(212,076)	$348,788

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2010	$2,974,995	$(190,439)	$2,784,556

Net income (loss)	(193,900)	(1,959)	(195,859)

Partners' capital (deficit), June 30, 2010	$2,781,095	$(192,398)	$2,588,697

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2010	$3,301,130	$(165,081)	$3,136,049

Net income (loss)	(219,867)	(2,221)	(222,088)

Partners' capital (deficit), June 30, 2010	$3,081,263	$(167,302)	$2,913,961

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2010	$3,337,000	$(193,508)	$3,143,492

Net income (loss)	(177,766)	(1,796)	(179,562)

Partners' capital (deficit), June 30, 2010	$3,159,234	$(195,304)	$2,963,930

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2010	$3,304,101	$(218,311)	$3,085,790

Net income (loss)	184,698	1,866	186,564

Partners' capital (deficit), June 30, 2010	$3,488,799	$(216,445)	$3,272,354

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2010	$5,484,551	$(187,973)	$5,296,578

Net income (loss)	(30,854)	(312)	(31,166)

Partners' capital (deficit), June 30, 2010	$5,453,697	$(188,285)	$5,265,412

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2010	$9,915,867	$(224,609)	$9,691,258

Net income (loss)	(140,892)	(1,423)	(142,315)

Partners' capital (deficit), June 30, 2010	$9,774,975	$(226,032)	$9,548,943

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2010	$9,579,993	$(143,080)	$9,436,913

Net income (loss)	(335,294)	(3,387)	(338,681)

Partners' capital (deficit), June 30, 2010	$9,244,699	$(146,467)	$9,098,232

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2010	$17,982,971	$(175,588)	$17,807,383

Net income (loss)	(504,903)	(5,100)	(510,003)

Partners' capital (deficit), June 30, 2010	$17,478,068	$(180,688)	$17,297,380

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2010	$14,800,889	$(115,893)	$14,684,996

Net income (loss)	(313,283)	(3,164)	(316,447)

Partners' capital (deficit), June 30, 2010	$14,487,606	$(119,057)	$14,368,549

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(2,275,574)	$(4,597,596)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	446,390	618,839
Distributions from Operating Partnerships	37,194	114,569
Share of (Income) Loss from Operating Partnerships	904,683	2,612,315
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	42,115	50,029
Decrease (Increase) in other assets	(187,121)	307,595
(Decrease) Increase in accounts payable affiliates	(86,813)	627,575

Net cash (used in) provided by operating activities	(1,119,126)	(266,674)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(105,165)	-
Proceeds from the disposition of Operating Partnerships	1,346,595	425,763

Net cash (used in) provided by investing activities	1,241,430	425,763

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	122,304	159,089

Cash and cash equivalents, beginning	6,498,869	6,181,988

Cash and cash equivalents, ending	$6,621,173	$6,341,077

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$63,380	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2010	2009

Cash flows from operating activities:

Net income (loss)	$964,643	$(3,170)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(921,489)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	34,076	-
Decrease (Increase) in other assets	2,633	(16,238)
(Decrease) Increase in accounts payable affiliates	(900,169)	34,438

Net cash (used in) provided by operating activities	(820,306)	15,030

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	921,489	-

Net cash (used in) provided by investing activities	921,489	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,183	15,030

Cash and cash equivalents, beginning	187,333	174,531

Cash and cash equivalents, ending	$288,516	$189,561

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2010	2009

Cash flows from operating activities:
Net income (loss)	$(31,586)	$225,194
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	1
Share of (Income) Loss from Operating Partnerships	-	(210,200)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	15,000
Decrease (Increase) in other assets	-	88,577
(Decrease) Increase in accounts payable affiliates	(18,500)	38,387

Net cash (used in) provided by operating activities	(50,086)	156,959

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	308,078

Net cash (used in) provided by investing activities	-	308,078

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,086)	465,037

Cash and cash equivalents, beginning	287,156	15,500

Cash and cash equivalents, ending	$237,070	$480,537

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(41,258)	$(58,538)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	56,963	66,076

Net cash (used in) provided by operating activities	15,705	7,538

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,705	7,538

Cash and cash equivalents, beginning	150,885	77,660

Cash and cash equivalents, ending	$166,590	$85,198

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2010	2009

Cash flows from operating activities:

Net income (loss)	$21,648	$(55,949)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(44,380)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,600)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	49,238	62,530

Net cash (used in) provided by operating activities	21,906	6,581

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	44,380	-

Net cash (used in) provided by investing activities	44,380	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,286	6,581

Cash and cash equivalents, beginning	96,567	34,902

Cash and cash equivalents, ending	$162,853	$41,483

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2010	2009

Cash flows from operating activities:

Net income (loss)	$36,535	$44,132
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(78,849)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	6,114
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(55,525)	(18,066)

Net cash (used in) provided by operating activities	(18,990)	(46,669)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	78,849

Net cash (used in) provided by investing activities	-	78,849

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,990)	32,180

Cash and cash equivalents, beginning	247,141	119,321

Cash and cash equivalents, ending	$228,151	$151,501

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2010	2009

Cash flows from operating activities:

Net income (loss)	$93,942	$25,369
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	2,857
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(29,851)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	12,824
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(45,397)	11,238

Net cash (used in) provided by operating activities	48,545	22,437

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	38,836

Net cash (used in) provided by investing activities	-	38,836

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,545	61,273

Cash and cash equivalents, beginning	256,530	166,596

Cash and cash equivalents, ending	$305,075	$227,869

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(93,618)	$40,973
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	8,581
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(106,216)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	9,125
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	52,861	(91,311)

Net cash (used in) provided by operating activities	(40,757)	(138,848)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,757)	(138,848)

Cash and cash equivalents, beginning	312,412	366,614

Cash and cash equivalents, ending	$271,655	$227,766

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(68,298)	$44,743
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	17,123	17,123
Distributions from Operating Partnerships	-	118
Share of (Income) Loss from Operating Partnerships	3,001	(127,212)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	6,705
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	28,801	80,972

Net cash (used in) provided by operating activities	(19,373)	22,449

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,373)	22,449

Cash and cash equivalents, beginning	273,885	109,954

Cash and cash equivalents, ending	$254,512	$132,403

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(42,197)	$(203,837)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	49,619
Share of (Income) Loss from Operating Partnerships	-	161,464
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	33,529	58,529

Net cash (used in) provided by operating activities	(8,668)	65,775

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,668)	65,775

Cash and cash equivalents, beginning	262,507	192,128

Cash and cash equivalents, ending	$253,839	$257,903

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(104,051)	$(127,794)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	7,237	7,237
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	24,395	54,609
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	82,851	82,851

Net cash (used in) provided by operating activities	10,432	16,903

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,432	16,903

Cash and cash equivalents, beginning	206,375	137,986

Cash and cash equivalents, ending	$216,807	$154,889

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(84,398)	$(140,068)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	6,569	26,085
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	29,358	60,373
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	46,543	46,543

Net cash (used in) provided by operating activities	(1,928)	(7,067)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,928)	(7,067)

Cash and cash equivalents, beginning	280,327	264,094

Cash and cash equivalents, ending	$278,399	$257,027

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(90,796)	$(286,074)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	196,963
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	91,038	91,038

Net cash (used in) provided by operating activities	242	1,927

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	242	1,927

Cash and cash equivalents, beginning	166,800	182,803

Cash and cash equivalents, ending	$167,042	$184,730

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(247,986)	$(247,427)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	32,764
Distributions from Operating Partnerships	-	314
Share of (Income) Loss from Operating Partnerships	174,356	184,488
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	73,572	81,709

Net cash (used in) provided by operating activities	(58)	51,848

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58)	51,848

Cash and cash equivalents, beginning	340,581	237,567

Cash and cash equivalents, ending	$340,523	$289,415

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(115,052)	$(119,994)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	2,995
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	78,358	66,979
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	37,766	46,080

Net cash (used in) provided by operating activities	1,072	(3,940)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,072	(3,940)

Cash and cash equivalents, beginning	184,115	179,652

Cash and cash equivalents, ending	$185,187	$175,712

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(240,408)	$(218,099)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	56,094	96,110
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	107,631	40,714
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	75,713	76,083

Net cash (used in) provided by operating activities	(970)	(5,192)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(970)	(5,192)

Cash and cash equivalents, beginning	74,138	72,369

Cash and cash equivalents, ending	$73,168	$67,177

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(254,730)	$(228,839)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	18,072	18,072
Distributions from Operating Partnerships	-	2,459
Share of (Income) Loss from Operating Partnerships	176,387	148,708
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	57,090	57,090

	-	-
Net cash (used in) provided by operating activities	(3,181)	(2,510)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,181)	(2,510)

Cash and cash equivalents, beginning	127,244	118,051

Cash and cash equivalents, ending	$124,063	$115,541

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(78,654)	$(123,792)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	7,460
Distributions from Operating Partnerships	13,640	11,859
Share of (Income) Loss from Operating Partnerships	38,742	85,537
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	147
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	42,563	42,682

Net cash (used in) provided by operating activities	16,291	23,893

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,291	23,893

Cash and cash equivalents, beginning	142,855	101,615

Cash and cash equivalents, ending	$159,146	$125,508

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(149,753)	$(260,164)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	29,562	29,562
Distributions from Operating Partnerships	13,640	11,859
Share of (Income) Loss from Operating Partnerships	69,404	175,522
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	14,069	7,995

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,069	7,995

Cash and cash equivalents, beginning	309,745	272,497

Cash and cash equivalents, ending	$323,814	$280,492

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(195,859)	$(184,226)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	3,490	6,555
Distributions from Operating Partnerships	4,000	24,963
Share of (Income) Loss from Operating Partnerships	155,367	147,485
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	114
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,100	(8,900)

	-	-
Net cash (used in) provided by operating activities	8,098	(14,009)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,098	(14,009)

Cash and cash equivalents, beginning	209,324	261,393

Cash and cash equivalents, ending	$217,422	$247,384

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(222,088)	$(255,933)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	2,779	5,518
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	192,637	209,184
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	34,200	(15,800)

Net cash (used in) provided by operating activities	7,528	(57,031)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,528	(57,031)

Cash and cash equivalents, beginning	183,296	239,921

Cash and cash equivalents, ending	$190,824	$182,890

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(179,562)	$(250,831)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	13,259	13,259
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	115,547	183,042
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	52,418	53,684

	-	-
Net cash (used in) provided by operating activities	1,662	(846)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,662	(846)

Cash and cash equivalents, beginning	120,514	127,519

Cash and cash equivalents, ending	$122,176	$126,673

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2010	2009

Cash flows from operating activities:

Net income (loss)	$186,564	$(257,468)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	55,628	70,691
Distributions from Operating Partnerships	3,026	3,704
Share of (Income) Loss from Operating Partnerships	(236,354)	163,147
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,924	-
Decrease (Increase) in other assets	834	-
(Decrease) Increase in accounts payable affiliates	(239,022)	65,533

Net cash (used in) provided by operating activities	(220,400)	45,607

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	380,726	-

Net cash (used in) provided by investing activities	380,726	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	160,326	45,607

Cash and cash equivalents, beginning	78,660	40,375

Cash and cash equivalents, ending	$238,986	$85,982

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(31,166)	$(321,859)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	24,846	32,183
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	31,366	219,659
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	117,628
(Decrease) Increase in accounts payable affiliates	62,445	13,080

Net cash (used in) provided by operating activities	87,491	60,691

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(93,942)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(93,942)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,451)	60,691

Cash and cash equivalents, beginning	348,800	359,855

Cash and cash equivalents, ending	$342,349	$420,546

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$63,380	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(142,315)	$(447,594)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	61,937	72,434
Distributions from Operating Partnerships	1,127	1,657
Share of (Income) Loss from Operating Partnerships	107,703	290,995
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(85,754)	117,628
(Decrease) Increase in accounts payable affiliates	76,695	76,695

Net cash (used in) provided by operating activities	19,393	111,815

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,393	111,815

Cash and cash equivalents, beginning	256,265	185,952

Cash and cash equivalents, ending	$275,658	$297,767

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(338,681)	$(424,159)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	70,797	73,533
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	208,535	273,231
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(104,834)	-
(Decrease) Increase in accounts payable affiliates	71,175	(103,825)

Net cash (used in) provided by operating activities	(93,008)	(181,220)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,008)	(181,220)

Cash and cash equivalents, beginning	590,586	791,833

Cash and cash equivalents, ending	$497,578	$610,613

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(510,003)	$(498,796)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	68,273	72,026
Distributions from Operating Partnerships	1,455	8,016
Share of (Income) Loss from Operating Partnerships	352,301	334,849
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(8,359)	(183,359)

Net cash (used in) provided by operating activities	(96,333)	(267,264)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,333)	(267,264)

Cash and cash equivalents, beginning	537,189	871,105

Cash and cash equivalents, ending	$440,856	$603,841

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(316,447)	$(263,396)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	10,724	23,794
Distributions from Operating Partnerships	306	-
Share of (Income) Loss from Operating Partnerships	241,818	167,694
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,715	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	62,382	(87,618)

Net cash (used in) provided by operating activities	2,498	(159,526)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(11,223)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(11,223)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,725)	(159,526)

Cash and cash equivalents, beginning	267,639	480,195

Cash and cash equivalents, ending	$258,914	$320,669

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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
June 30, 2010
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2010 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2010 and 2009, an impairment loss of $1,810,230 and $16,813,106, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1-7 years.

Accumulated amortization of acquisition costs by Series as of June 30, 2010 and 2009 are as follows:

	2010	2009
Series 25	$ -	$ 2,857
Series 26	-	8,581
Series 27	81,740	165,816
Series 29	36,187	40,209
Series 30	6,569	26,085
Series 32	-	32,764
Series 33	-	2,995
Series 34	56,094	526,612
Series 35	90,360	18,072
Series 36	-	7,460
Series 37	147,810	29,562
Series 38	3,490	6,555
Series 39	2,779	5,518
Series 40	66,295	13,259
Series 41	55,628	70,691
Series 42	24,846	32,183
Series 43	57,463	67,960
Series 44	353,499	603,573
Series 45	68,273	72,026
Series 46	10,724	19,982
	$1,061,757	$1,752,760

Capitalized Expenses

Costs incurred with borrowing funds to make capital contributions to Operating Partnerships and certain other costs are capitalized and included in investment in Operating Partnerships. The costs were being amortized on the straight-line method over 27.5 years. As of March 31, 2010 and 2009, an impairment loss of $5,090 and $1,351,978, respectively, was recorded and the lives of the remaining capitalized interest were reassessed to be between 3-7 years.

Accumulated amortization for capitalized interest by Series as of June 30, 2010 and 2009 are as follows:

	2010	2009
Series 27	$10,956	$ 7,836
Series 34	-	7,092
Series 44	2,533	2,143
	$13,489	$17,071

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2010 and 2009, are as follows:
	2010	2009
Series 20	$ 64,831	$ 84,438
Series 21	31,500	38,387
Series 22	55,317	63,648
Series 23	47,592	60,066
Series 24	44,475	56,934
Series 25	54,603	61,238
Series 26	102,861	108,689
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	82,851	82,851
Series 30	46,543	46,543
Series 31	91,038	91,038
Series 32	73,572	81,709
Series 33	35,352	43,491
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	60,978	61,708
Series 42	62,445	63,080
Series 43	76,695	76,695
Series 44	71,175	71,175
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,665,239	$1,755,101

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2010 and 2009 are as follows:
	2010	2009
Series 20	$ 965,000	$ 50,000
Series 21	50,000	-
Series 24	100,000	75,000
Series 25	100,000	50,000
Series 26	50,000	200,000
Series 27	50,000	-
Series 28	50,000	25,000
Series 38	-	50,000
Series 39	-	50,000
Series 41	300,000	-
Series 42	-	50,000
Series 44	-	175,000
Series 45	100,000	275,000
Series 46	-	150,000
	$1,765,000	$1,150,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2010 and 2009 the Fund has limited partnership interests in 486 and 504 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2010 and 2009 are as follows:
	2010	2009
Series 20	19	22
Series 21	10	12
Series 22	25	29
Series 23	19	22
Series 24	20	23
Series 25	19	20
Series 26	43	43
Series 27	16	16
Series 28	26	26
Series 29	21	21
Series 30	18	18
Series 31	26	26
Series 32	16	16
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	21

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 42	22	23
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	486	504

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2010 and 2009 are as follows:
	2010	2009
Series 22	$ 9,352	$ 9,352
Series 24	9,999	9,999
Series 25	10,001	10,001
Series 26	14,490	14,490
Series 27	22,861	39,749
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	298,561
Series 33	69,154	194,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	295,615	452,937
Series 43	307,738	307,738
Series 44	590,561	590,561
Series 45	16,724	16,724
Series 46	8,915	20,138
	$1,912,466	$2,347,899

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2010 the Fund disposed of five Operating Partnerships. A summary of the dispositions by Series for June 30, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 20	2	-	$921,489	$921,489
Series 23	1	-	44,380	44,380
Series 25	-	1	-	-
Series 41	1	-	380,726	380,726

Total	4	1	$1,346,595	$1,346,595

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2010.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)
	2010	2009

Revenues
Rental	$ 40,026,146	$ 41,110,174
Interest and other	1,229,969	1,718,000
	41,256,115	42,828,174

Expenses
Interest	9,018,297	9,845,221
Depreciation and amortization	11,717,217	12,206,673
Operating expenses	26,571,862	27,522,198
	47,307,376	49,574,092

NET INCOME (LOSS)	$(6,051,261)	$(6,745,918)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(5,990,747)	$(6,678,461)

Net income (loss) allocated to other Partners	$ (60,514)	$ (67,457)

* Amounts include $(3,739,469) and $(3,738,261) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 20

	2010	2009
Revenues
Rental	$ 1,613,034	$ 2,270,364
Interest and other	78,969	249,293
	1,692,003	2,519,657

Expenses
Interest	339,190	613,713
Depreciation and amortization	437,580	569,709
Operating expenses	1,351,883	1,518,702
	2,128,653	2,702,124

NET INCOME (LOSS)	$ (436,650)	$ (182,467)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (432,283)	$ (180,642)

Net income (loss) allocated to other Partners	$ (4,367)	$ (1,825)

* Amounts include $(432,283) and $(180,642) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 21

	2010	2009
Revenues
Rental	$ 707,002	$ 1,073,709
Interest and other	9,828	20,536
	716,830	1,094,245

Expenses
Interest	213,596	314,233
Depreciation and amortization	155,205	235,926
Operating expenses	401,744	656,873
	770,545	1,207,032

NET INCOME (LOSS)	$ (53,715)	$ (112,787)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (53,178)	$ (111,659)

Net income (loss) allocated to other Partners	$ (537)	$ (1,128)

* Amounts include $(53,178) and $(111,659) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 22
	2010	2009
Revenues
Rental	$ 1,285,296	$ 1,461,724
Interest and other	75,724	74,922
	1,361,020	1,536,646

Expenses
Interest	254,571	287,667
Depreciation and amortization	378,772	441,623
Operating expenses	964,113	1,071,556
	1,597,456	1,800,846

NET INCOME (LOSS)	$ (236,436)	$ (264,200)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (234,072)	$ (261,558)

Net income (loss) allocated to other Partners	$ (2,364)	$ (2,642)

* Amounts include $(234,072) and $(261,558) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 23
	2010	2009
Revenues
Rental	$ 1,352,591	$ 1,617,693
Interest and other	64,225	101,984
	1,416,816	1,719,677

Expenses
Interest	286,448	389,899
Depreciation and amortization	307,389	404,896
Operating expenses	979,485	1,243,581
	1,573,322	2,038,376

NET INCOME (LOSS)	$ (156,506)	$ (318,699)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (154,940)	$ (315,511)

Net income (loss) allocated to other Partners	$ (1,566)	$ (3,188)

* Amounts include $(154,940) and $(315,511) for 2010 and 2009, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 24
	2010	2009
Revenues
Rental	$ 1,247,221	$ 1,372,822
Interest and other	19,533	31,157
	1,266,754	1,403,979

Expenses
Interest	267,821	308,346
Depreciation and amortization	372,799	390,169
Operating expenses	768,027	921,883
	1,408,647	1,620,398

NET INCOME (LOSS)	$ (141,893)	$ (216,419)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (140,474)	$ (214,255)

Net income (loss) allocated to other Partners	$ (1,419)	$ (2,164)

* Amounts include $(140,474) and $(214,255) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 25
	2010	2009
Revenues
Rental	$ 2,228,459	$ 2,537,583
Interest and other	25,060	41,782
	2,253,519	2,579,365

Expenses
Interest	399,009	492,026
Depreciation and amortization	428,971	573,077
Operating expenses	1,374,641	1,757,508
	2,202,621	2,822,611

NET INCOME (LOSS)	$ 50,898	$ (243,246)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 50,389	$ (240,814)

Net income (loss) allocated to other Partners	$ 509	$ (2,432)

* Amounts include $50,389 and $(231,829) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 26
	2010	2009
Revenues
Rental	$ 2,847,413	$ 2,783,910
Interest and other	80,398	78,767
	2,927,811	2,862,677

Expenses
Interest	538,090	535,618
Depreciation and amortization	649,045	611,585
Operating expenses	1,865,412	1,922,625
	3,052,547	3,069,828

NET INCOME (LOSS)	$ (124,736)	$ (207,151)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (123,489)	$ (205,079)

Net income (loss) allocated to other Partners	$ (1,247)	$ (2,072)

* Amounts include $(123,489) and $(311,295) for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 27
	2010	2009
Revenues
Rental	$2,061,468	$2,043,021
Interest and other	24,939	46,836
	2,086,407	2,089,857

Expenses
Interest	505,381	528,940
Depreciation and amortization	431,941	426,593
Operating expenses	1,114,317	1,103,221
	2,051,639	2,058,754

NET INCOME (LOSS)	$ 34,768	$ 31,103

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 34,420	$ 30,792

Net income (loss) allocated to other Partners	$ 348	$ 311

* Amounts include $37,421 and $(96,420) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 28
	2010	2009
Revenues
Rental	$ 1,707,021	$ 1,668,464
Interest and other	40,305	43,557
	1,747,326	1,712,021

Expenses
Interest	340,090	354,963
Depreciation and amortization	528,551	520,809
Operating expenses	1,430,905	1,281,783
	2,299,546	2,157,555

NET INCOME (LOSS)	$ (552,220)	$ (445,534)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (546,698)	$ (441,079)

Net income (loss) allocated to other Partners	$ (5,522)	$ (4,455)

* Amounts include $(546,698) and $(279,615) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 29

	2010	2009
Revenues
Rental	$ 1,884,311	$ 1,686,314
Interest and other	47,709	94,222
	1,932,020	1,780,536

Expenses
Interest	414,293	456,728
Depreciation and amortization	628,691	585,016
Operating expenses	1,232,361	1,233,699
	2,275,345	2,275,443

NET INCOME (LOSS)	$ (343,325)	$ (494,907)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (339,892)	$ (489,958)

Net income (loss) allocated to other Partners	$ (3,433)	$ (4,949)

* Amounts include $(315,497) and $(435,349) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 30
	2010	2009
Revenues
Rental	$ 1,319,110	$ 1,298,797
Interest and other	15,204	26,039
	1,334,314	1,324,836

Expenses
Interest	203,884	221,040
Depreciation and amortization	310,542	303,544
Operating expenses	1,074,537	977,918
	1,588,963	1,502,502

NET INCOME (LOSS)	$ (254,649)	$ (177,666)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (252,103)	$ (175,889)

Net income (loss) allocated to other Partners	$ (2,546)	$ (1,777)

* Amounts include $(222,745) and $(115,516) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 31
	2010	2009
Revenues
Rental	$ 2,547,899	$ 2,440,194
Interest and other	63,932	75,761
	2,611,831	2,515,955

Expenses
Interest	495,153	471,066
Depreciation and amortization	808,278	773,192
Operating expenses	1,681,858	1,670,881
	2,985,289	2,915,139

NET INCOME (LOSS)	$ (373,458)	$ (399,184)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (369,723)	$ (395,192)

Net income (loss) allocated to other Partners	$ (3,735)	$ (3,992)

* Amounts include $(369,723) and $(198,229) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 32
	2010	2009
Revenues
Rental	$ 1,499,214	$ 1,527,663
Interest and other	41,733	80,252
	1,540,947	1,607,915

Expenses
Interest	322,109	373,874
Depreciation and amortization	555,246	587,070
Operating expenses	1,019,889	1,063,986
	1,897,244	2,024,930

NET INCOME (LOSS)	$ (356,297)	$ (417,015)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (352,734)	$ (412,845)

Net income (loss) allocated to other Partners	$ (3,563)	$ (4,170)

* Amounts include $(178,378) and $(228,357) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 33
	2010	2009
Revenues
Rental	$ 709,853	$ 849,724
Interest and other	23,997	29,974
	733,850	879,698

Expenses
Interest	184,756	239,061
Depreciation and amortization	255,460	281,407
Operating expenses	491,572	561,727
	931,788	1,082,195

NET INCOME (LOSS)	$ (197,938)	$ (202,497)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (195,959)	$ (200,472)

Net income (loss) allocated to other Partners	$ (1,979)	$ (2,025)

* Amounts include $(117,601) and $(133,493) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 34
	2010	2009
Revenues
Rental	$ 1,427,693	$ 1,498,984
Interest and other	46,682	95,170
	1,474,375	1,594,154

Expenses
Interest	360,302	411,342
Depreciation and amortization	538,619	528,743
Operating expenses	966,238	875,789
	1,865,159	1,815,874

NET INCOME (LOSS)	$ (390,784)	$ (221,720)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (386,876)	$ (219,503)

Net income (loss) allocated to other Partners	$ (3,908)	$ (2,217)

* Amounts include $(279,245) and $(178,789) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,

(Unaudited)

Series 35
	2010	2009
Revenues
Rental	$ 1,140,228	$ 1,130,021
Interest and other	39,406	50,848
	1,179,634	1,180,869

Expenses
Interest	264,086	270,328
Depreciation and amortization	389,352	385,632
Operating expenses	795,347	742,184
	1,448,785	1,398,144

NET INCOME (LOSS)	$ (269,151)	$ (217,275)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (266,459)	$ (215,102)

Net income (loss) allocated to other Partners	$ (2,692)	$ (2,173)

* Amounts include $(90,072) and $(66,394) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 36
	2010	2009
Revenues
Rental	$ 871,224	$ 836,791
Interest and other	24,671	24,576
	895,895	861,367

Expenses
Interest	216,106	205,299
Depreciation and amortization	254,453	254,714
Operating expenses	523,529	501,647
	994,088	961,660

NET INCOME (LOSS)	$ (98,193)	$ (100,293)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (97,211)	$ (99,290)

Net income (loss) allocated to other Partners	$ (982)	$ (1,003)

* Amounts include $(58,469) and $(13,753) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 37

	2010	2009
Revenues
Rental	$ 1,145,324	$ 1,130,264
Interest and other	38,983	52,583
	1,184,307	1,182,847

Expenses
Interest	207,548	229,271
Depreciation and amortization	441,693	400,900
Operating expenses	786,570	816,810
	1,435,811	1,446,981

NET INCOME (LOSS)	$ (251,504)	$ (264,134)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (248,989)	$ (261,493)

Net income (loss) allocated to other Partners	$ (2,515)	$ (2,641)

* Amounts include $(179,585) and $(85,971) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 38
	2010	2009
Revenues
Rental	$ 863,903	$ 831,903
Interest and other	34,175	26,755
	898,078	858,658

Expenses
Interest	191,588	200,503
Depreciation and amortization	280,949	266,444
Operating expenses	582,477	540,685
	1,055,014	1,007,632

NET INCOME (LOSS)	$ (156,936)	$ (148,974)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (155,367)	$ (147,485)

Net income (loss) allocated to other Partners	$ (1,569)	$ (1,489)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 39
	2010	2009
Revenues
Rental	$ 618,274	$ 597,900
Interest and other	45,077	39,375
	663,351	637,275

Expenses
Interest	130,279	128,775
Depreciation and amortization	230,191	232,698
Operating expenses	497,465	487,098
	857,935	848,571

NET INCOME (LOSS)	$ (194,584)	$ (211,296)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (192,637)	$ (209,184)

Net income (loss) allocated to other Partners	$ (1,947)	$ (2,112)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 40
	2010	2009
Revenues
Rental	$ 1,017,459	$ 810,838
Interest and other	33,454	38,202
	1,050,913	849,040

Expenses
Interest	254,857	189,712
Depreciation and amortization	317,926	274,647
Operating expenses	668,791	569,572
	1,241,574	1,033,931

NET INCOME (LOSS)	$ (190,661)	$ (184,891)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (188,754)	$ (183,042)

Net income (loss) allocated to other Partners	$ (1,907)	$ (1,849)

* Amounts include $(73,207) and $- for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 41

	2010	2009
Revenues
Rental	$ 1,299,225	$ 1,338,077
Interest and other	39,884	50,267
	1,339,109	1,388,344

Expenses
Interest	373,619	418,363
Depreciation and amortization	387,342	402,719
Operating expenses	755,032	737,336
	1,515,993	1,558,418

NET INCOME (LOSS)	$ (176,884)	$ (170,074)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (175,115)	$ (168,373)

Net income (loss) allocated to other Partners	$ (1,769)	$ (1,701)

* Amounts include $(30,743) and $(5,226) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 42
	2010	2009
Revenues
Rental	$ 1,483,221	$ 1,452,557
Interest and other	50,239	51,475
	1,533,460	1,504,032

Expenses
Interest	343,417	387,976
Depreciation and amortization	416,998	422,427
Operating expenses	872,277	1,019,974
	1,632,692	1,830,377

NET INCOME (LOSS)	$ (99,232)	$ (326,345)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (98,240)	$ (323,082)

Net income (loss) allocated to other Partners	$ (992)	$ (3,263)

* Amounts include $(66,874) and $(103,423) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 43
	2010	2009
Revenues
Rental	$ 1,702,456	$ 1,666,967
Interest and other	53,191	79,642
	1,755,647	1,746,609

Expenses
Interest	366,468	394,106
Depreciation and amortization	550,425	598,071
Operating expenses	1,028,419	1,130,974
	1,945,312	2,123,151

NET INCOME (LOSS)	$ (189,665)	$ (376,542)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (187,768)	$ (372,777)

Net income (loss) allocated to other Partners	$ (1,897)	$ (3,765)

* Amounts include $(80,065) and $(81,782) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 44
	2010	2009
Revenues
Rental	$ 1,905,802	$ 1,676,776
Interest and other	68,284	72,807
	1,974,086	1,749,583

Expenses
Interest	578,828	501,280
Depreciation and amortization	596,572	615,936
Operating expenses	1,078,988	964,779
	2,254,388	2,081,995

NET INCOME (LOSS)	$ (280,302)	$ (332,412)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (277,499)	$ (329,088)

Net income (loss) allocated to other Partners	$ (2,803)	$ (3,324)

* Amounts include $(68,964) and $(55,857) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 45
	2010	2009
Revenues
Rental	$ 2,284,193	$ 2,248,092
Interest and other	73,015	95,181
	2,357,208	2,343,273

Expenses
Interest	579,421	560,585
Depreciation and amortization	728,228	779,644
Operating expenses	1,416,506	1,374,950
	2,724,155	2,715,179

NET INCOME (LOSS)	$ (366,947)	$ (371,906)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (363,278)	$ (368,187)

Net income (loss) allocated to other Partners	$ (3,669)	$ (3,719)

* Amounts include $(10,977) and $(33,338) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 46
	2010	2009
Revenues
Rental	$ 1,257,252	$ 1,259,022
Interest and other	71,352	46,037
	1,328,604	1,305,059

Expenses
Interest	387,387	360,507
Depreciation and amortization	335,999	339,482
Operating expenses	849,479	774,457
	1,572,865	1,474,446

NET INCOME (LOSS)	$ (244,261)	$ (169,387)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (241,818)	$ (167,694)

Net income (loss) allocated to other Partners	$ (2,443)	$ (1,693)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended June 30, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - SUBSEQUENT EVENTS

The Fund has entered into an agreement to sell the interest in one Operating Partnership. The estimated sales price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for the Operating Partnership is $1,360,749. The estimated gain on the sale of the Operating Partnership is $1,360,749, and the sale is expected to be recognized in the second quarter of fiscal year end 2010

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2010 were $1,665,239 and total fund management fees accrued as of June 30, 2010 were $49,345,020. During the three months ended June 30, 2010, $1,765,000 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2010, an affiliate of the general partner of the Fund advanced a total of $1,772,674 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2010, $12,948 was advanced to the Fund from an affiliate of the general partner. The advances made in the three months ended, as well as the total advances made as of June 30, 2010, are as follows:

	Current
	Year	Total

Series 21	$ -	$ 108,007
Series 22	1,646	53,627
Series 23	1,646	64,156
Series 27	-	54,128
Series 33	2,414	50,964
Series 34	2,414	65,328
Series 36	2,414	126,004
Series 38	-	69,191
Series 39	-	220,455
Series 40	2,414	327,960
Series 41	-	359,757
Series 42	-	221,615
Series 43	-	51,482
	$12,948	$1,772,674

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2010.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 5 of the Operating Partnerships and 19 remain.

Prior to the quarter ended June 30, 2010, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 4 of the Operating Partnerships and 10 remain.

Prior to the quarter ended June 30, 2010, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 4 of the Operating Partnerships and 25 remain.

During the quarter ended June 30, 2010, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of June 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 3 of the Operating Partnerships and 19 remain.

Prior to the quarter ended June 30, 2010, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 4 of the Operating Partnerships and 20 remain.

During the quarter ended June 30, 2010, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of June 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 3 of the Operating Partnerships and 19 remain.

During the quarter ended June 30, 2010, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of June 30, 2010. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 2 of the Operating Partnerships and 43 remain.

During the quarter ended June 30, 2010, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of June 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended June 30, 2010, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,861 as of June 30, 2010. Of the amount outstanding, $19,341 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended June 30, 2010, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of June 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended June 30, 2010, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of June 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 2 of the Operating Partnerships and 18 remain.

During the quarter ended June 30, 2010, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2010. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 1 of the Operating Partnerships and 26 remain.

During the quarter ended June 30, 2010, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2010. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 1 of the Operating Partnerships and 16 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 2010, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of June 30, 2010. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100.

During the quarter ended June 30, 2010, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of June 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended June 30, 2010, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended June 30, 2010, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended June 30, 2010, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2010, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2010, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2010. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2010, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of June 30, 2010. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2010, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2010. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. Series 41 has since sold its interest in 3 of the Operating Partnerships and 20 remain.

During the quarter ended June 30, 2010, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 1 of the Operating Partnerships and 22 remain.

During the quarter ended June 30, 2010, Series 42 released $93,942 of capital contributions. Series 42 has outstanding contributions payable to 3 Operating Partnerships in the amount of $295,615 as of June 30, 2010. Of the amount outstanding, $270,439 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $25,176 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 43.

During the quarter ended June 30, 2010, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 5 Operating Partnerships in the amount of $307,738 as of June 30, 2010. Of the amount outstanding, $250,302 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2010, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $590,561 as of June 30, 2010. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,957 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire the general partner equity interest in all of the Operating Partnerships in Series 45. Series 45 has since sold its interest in 1 of the Operating Partnerships and 30 remain.

During the quarter ended June 30, 2010, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreement.

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

During the quarter ended June 30, 2010, Series 46 released $11,223 of capital contributions. Series 46 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,915 as of June 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2010 and 2009, the Fund held limited partnership interests in 486 and 504 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2010 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 20	$ 25,853	$ 38,978
Series 21	28,235	3,265
Series 22	44,005	11,312
Series 23	25,092	22,500
Series 24	34,763	9,712
Series 25	42,291	12,312
Series 26	90,689	12,172
Series 27	57,551	21,250
Series 28	55,502	28,027
Series 29	68,601	14,250
Series 30	46,543	-
Series 31	91,038	-
Series 32	68,414	5,158
Series 33	31,352	4,000
Series 34	73,299	-
Series 35	57,090	-
Series 36	37,072	3,077
Series 37	48,716	2,500
Series 38	34,079	7,021
Series 39	24,200	10,000
Series 40	47,854	2,150
Series 41	23,520	37,458
Series 42	(30,224)	92,669
Series 43	(32,583)	109,278
Series 44	57,175	14,000
Series 45	86,739	4,902
Series 46	61,623	759
	$1,198,489	$466,750

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 20 reflects a net loss from Operating Partnerships of $(436,650) and $(182,467), respectively, which includes depreciation and amortization of $437,580 and $569,709, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments (East Douglas Apartments Limited Partnership) has historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit monitoring agency, the Illinois Housing Development Authority ("IHDA"), and high debt. In general, the fundamentals of the property have been deteriorating since 2006 as a result of a decrease in annual average occupancy and a decrease in net effective rents. Occupancy as of June 30, 2010 averaged 77%. Average occupancy for 2009 was 86% versus 82% for 2008, 81% for 2007 and 93% for 2006. Due to several months of low occupancy, the property had insufficient cash to turn units and pay payroll and property management fees in early 2009. In May 2009, the investment partnership funded $16,238 to cover some payables associated with unit turn costs, as well as past due management fees and payroll. In the third quarter of 2009, the investment partnership funded an additional $23,553 to cover mold remediation costs (see below) that property operations could not support. To date, the investment partnership has funded $72,178 to the Operating Partnership for operating deficits, of which $39,791 was funded in 2009; $17,112 was funded in 2007; and the remainder was funded in prior years. The property operated slightly below breakeven in 2008 and has continued to operate below breakeven. The property should be able to breakeven at 94% occupancy; however, at the current occupancy level it is not possible to cover the cost of unit turnovers and pay debt service. The Operating Partnership previously established an operating reserve, which had a balance of approximately $78,000 at the end of the second quarter 2009; however, per the loan documents, this reserve functions as a debt service reserve, is controlled by the lender, and is only to be withdrawn from by the lender in the event of default under the loan agreement.

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

The property taxes and insurance are current; however, in June 2009, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. The lender has issued a default notice, started the foreclosure process and appointed a receiver to run the property. During the fourth quarter of 2009, the Operating Partnership met with the senior lender to discuss the status of the property. As a result of this meeting, a restructuring proposal was made to the senior lender. This proposal sought to waive principal payments on the first, second and third mortgages from June of 2009 until December of 2011 with the deferral of principal payments contingent upon the extension through December 2011 of the existing agreement between the City of Bloomington, IL and the Operating Partnership. Under this agreement, the City reimburses the Operating Partnership for real estate taxes in excess of the 1996 property tax amount of $3,203. This agreement expired on December 31, 2009.

During the first quarter of 2010, the senior lender denied the Operating Partnership's request to restructure the debt and is proceeding toward foreclosure. On March 24, 2010, the court granted the lender a judgment of foreclosure and sale and we expect the foreclosure sale to occur prior to the end of 2010. The investment general partner has determined that the costs associated with maintaining the property through December 31, 2010, the end of the low income housing tax credit compliance period, appear greater than the benefits associated with maintaining tax credit compliance. Any foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period will require the Operating Partnership to recognize tax credit recapture. If the foreclosure were to take place in 2010, the Operating Partnership will experience estimated recapture and interest of $292,999, equivalent to $74 per 1,000 BACs. The lender assigned a receiver to the property on October 1, 2009. The receiver is now managing the property and all Operating Partnership accounts.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%. Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in special of one month free and a resident referral program with a $300 discount are in place. Management has sent revised the marketing plan, which became effective during the first quarter of 2010. The occupancy for the second quarter of 2010 increased to 85% ending in June at 87%; with the implementation of the new marketing plan, management is hopeful the occupancy will show signs of improvement for the remainder of 2010. The mortgage, taxes, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expires with respect to Lafferty Street Apartments, L.P.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the second quarter of 2010, the property continued to operate below breakeven due to low occupancy and high operating expenses. Occupancy decreased slightly from the first quarter and ended the second quarter at 67%. Occupancy remains low due to a lack of rent ready units. The property's management and maintenance teams are understaffed and have been unable to make vacant units rent ready. On several occasions during the second quarter, prospective residents cancelled leases because units were not ready on schedule. The management company has had difficulty recruiting qualified staff for property management and maintenance positions and employee turnover is a significant challenge for this property. Further, the Jackson, MS market is over-saturated with affordable units and the property has difficulty competing with newer affordable communities in the market. Operating expenses are high due to high maintenance and utility expenses. Maintenance expenses are high due to the repair and turn costs associated with vacant units and utility expenses are high due to exorbitant water rates in the City of Jackson. The investment general partner will conduct a site visit to assess and physical condition of the property and evaluate management in the third quarter of 2010. All taxes, insurance and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively. The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership. The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Floral Acres Apartments II (Floral Acres II) is a 32-unit complex located in Waggaman, LA. The property operated above breakeven in 2008 with average occupancy of 90%. As of December 31, 2009, occupancy was at 94%, yet the property operated below breakeven for the year due to a large increase in operating expenses. Maintenance costs increased from $16,949 in 2008 to $87,096 in 2009. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. Repair work included a new roof and flooring throughout the complex. All repair work was completed in the fourth quarter of 2009. Occupancy has averaged 85% as of June 2010, with operations remaining slightly below breakeven status. As maintenance expenses have corrected back to their historic levels and occupancy continues to improve, management expects that the property will operate above breakeven by year-end. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Floral Acres Apartments II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, the investment general partner transferred its interest in Clarksville Estates, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $656,811 and cash proceeds to the investment partnership of $19,866. Of the total proceeds received $2,198 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,168 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $10,168 as of March 31, 2010.

In May 2010, the investment general partner of Series 18 and Boston Capital Tax Credit Fund IV LP - Series 20, respectively, transferred their interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720 in Series 18 and Series 20, respectively. Of the total proceeds received, $22,680 and $9,720, for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 and $3,000, for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership were recorded as of June 30, 2010.

In June 2010, the investment general partner of Series 20 and Series 41 transferred their respective interests in Cascade Commons LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $22,279,256 and cash proceeds to the investment partnerships of $782,140 and $390,483 for Series 20 and Series 41, respectively. Of the total proceeds received, $18,709 and $9,757 for Series 20 and Series 41, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $763,431 and $380,726 were returned to cash reserves held by Series 20 and Series 41, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $763,431 and $380,726 for Series 20 and Series 41, respectively, as of June 30, 2010.

Series 21

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 21 reflects a net loss from Operating Partnerships of $(53,715) and $(112,787), respectively, which includes depreciation and amortization of $155,205 and $235,926, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. Occupancy as of June 30, 2010 was 94%. Although occupancy is strong and expenses remain reasonable, low rental rates in the area have prevented the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pumphouse Crossing II LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. Occupancy as of June 30, 2010, was 83%. Although expenses remain below the state average, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2010 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss will be recognized by the investment partnership as a result of the foreclosure.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. The property continues to operate below breakeven due to high operating expenses and low occupancy. The property had an average occupancy rate of 77% in 2009 and operated below breakeven. As of June 30, 2010, occupancy increased to 85%. On August 20, 2007, the investment general partner received a fax, via management, from the Internal Revenue Service stating that due to continued non-compliance at Lookout Ridge Apartments, credits could not be calculated for the year, and that the previous credits claimed are subject to recapture. The specific non-compliance issues cited by the Internal Revenue Service are: management failed to correctly complete or document tenants' annual income certification; violation(s) of local inspection standards; the project failed to meet minimum set-aside requirements; violation(s) of the Vacant Unit Rule under Reg. 1.42-5(c)(1)(ix); and the project is no longer in compliance with nor participating in the Section 42 Program.

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

The operating general partner requested use of operating reserve funds in order to pay for 2008 taxes; as a result, the operating reserve balance is now zero. Accounts payable as of year-end 2009 were $215,664. The operating general partner reports the funding of $338,000 in operating deficits as of May 2010.

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

In December 2008, the investment general partner performed a site visit at the property. The property is in extremely poor physical condition. In addition, the tenant files were incomplete and the management office disorderly. Overall, the condition of the property, files and units are in desperate need of assistance. Since the property is no longer part of the Section 42 program, the investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. That being said, it is highly unlikely that there will be any proceeds from the disposition of the investment limited partner's interest due to the high level of secured debt, mechanic's lien, the property's poor operating results and deficient physical condition.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. Occupancy was 97% as of June 30, 2010. The property's operating expenses are below the state averages. Despite high occupancy, low rental rates in the area have prevented the property from achieving breakeven operations. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and account payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pinedale II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, the investment general partner transferred its interest in Campton Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $951,173 and cash proceeds to the investment partnership of $32,689. Of the total proceeds received $2,640 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,808 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $14,241 was returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $14,241 as of March 31, 2010.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is a 119-unit property located in Centerville, VA. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have only 83 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 55. The construction was completed in March 2007 and the property was fully re-occupied by the spring of 2008. However, in 2009 occupancy began to drop and as a result the property was unable to breakeven. Average occupancy in 2009 was 85%. Through the second quarter of 2010, physical occupancy improved and as of June 2010 the property was 93% occupied. The improved occupancy was due to intensified marketing efforts. The higher occupancy resulted in the property reaching breakeven in June 2010. The mortgage, taxes, and insurance are all current. The operating general partner continues to fund operating deficits.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Centrum - Frederick LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,372,664 and cash proceeds to the investment partnership of $466,654. Of the total proceeds received, $88,576 represents a reimbursement of funds previously advanced to the Operating Partnership, and $55,000 represents reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $308,078 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $97,878. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $210,200 as of June 30, 2009. In August 2009, the investment partnership received its share of the operating partnership's cash and reserves in the amount of $410,000, which was recorded as a gain on sale and returned to the cash reserves as of September 30, 2009.

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

Series 22

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 22 reflects a net loss from Operating Partnerships of $(236,436) and $(264,200), respectively, which includes depreciation and amortization of $378,772 and $441,623, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy in 2009 averaged 85% and the property operated below breakeven due to low occupancy and high maintenance costs. Maintenance expenses were higher in 2009 due to a water sprinkler supply line being cut causing considerable damage. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. According to management, another Illinois Housing Development Authority property opened in January 2010 saturating the market with a supply of income restricted units that weren't needed. The property is contemplating offering one-month free rent or free cable service to drive demand for Elks Tower units. As of June 30 2010, occupancy was 96%. The mortgage, real estate taxes, and insurance payments are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. Occupancy as of June 30, 2010, was 83%. Although expenses remain below the state average, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2010 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss will be recognized by the investment partnership as a result of the foreclosure.

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

Subsequently, the investment general partner contacted all critical stakeholders including the City of Boston Department of Neighborhood Development (DND), the Department of Housing and Community Development (DHCD), the operating general partner and their respective attorneys to come to a workout plan with the lender. After much negotiation and the threat of a bankruptcy filing that would reinstate the loan on its original terms, the lender agreed to a forbearance agreement. This agreement, signed June 13, 2007, allowed a 60-day window during which the operating general partner interest was to be sold and the PAR value of the note ($355,000) held by One United was to be paid in full. The new operating general partner was agreed to by all of the parties, and on September 14, 2007, the One United note was paid in full. The new operating general partner holds the first soft mortgage and began planning property upgrades to be funded by DND and DHCD. The property was expected to be re-occupied prior to year-end 2007; however, the work was delayed due to the funding agencies' frequent requests for additional information and the prolonged process of releasing funds. All units remained vacant through the fourth quarter of 2008. The property began making units available in 2009 and operated above breakeven for the year with occupancy ending the year at 93%. The occupancy dipped slightly to 86% through the second quarter of 2010, but management is confident that the occupancy will increase during the second half of the year. Throughout negotiations regarding the foreclosing lender, the operating general partner transfer, and additional funding, the credit allocating agency repeatedly assured that credits would not be in jeopardy. Since that time, there have been senior staff changes at the credit agency that prompted the investment general partner to seek reconfirmation of the credit situation; after repeated attempts for confirmation, the agency's position remains unknown. The tax credit delivery period ended in 2007 and the low-income housing tax credit compliance period expires in 2011

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in June 2010, and found the property in good condition. The 2009 average occupancy was 89%, reaching 90% in December 2009. Through the second quarter of 2010 the occupancy showed signs of improvement increasing to an average of 92%. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 83% in 2008 and 87% in 2009. Despite the low occupancy, the Operating Partnership has been able to breakeven due to the operating general partner's ability to control expenses. The management company was replaced at the end of 2007. Turnover at the maintenance staff position remained problematic in 2009 and contractors were hired to turn vacant units as management worked to fill three vacant maintenance positions. All three maintenance positions were filled in the third quarter of 2009 and the property has been fully staffed since that time. Management is aggressively advertising in local publications and online sources. Through the second quarter of 2010, occupancy was 86% and operations remained above breakeven. All real estate tax, insurance, and mortgage payments are current.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction is scheduled to close in September 2010. The anticipated sales price for the property is $6,565,000, which includes the outstanding mortgage balance of approximately $4,089,525 and cash proceeds to the investment partnerships of $687,874 and $687,875 for Series 22 and Series 23, respectively. Of the total proceeds estimated to be received, it is estimated that $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $680,374 and $680,375 for Series 22 and Series 23, respectively, are anticipated to be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. The property operated below breakeven through June 30, 2010 due to high operating expenses, bad debt, and vacancy loss. Despite low occupancy through May 2010, the property did rebound in June and ended the quarter at 91% occupied. Administrative expenses were high as a result of the aggressive marketing efforts made by management. Management continues to focus marketing efforts on on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County Agencies. Management has been successful in reducing utility and maintenance expenses but operations remain below breakeven due to the high vacancy losses and bad debt. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. The property received a onetime marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an Installation and Access Agreement which granted the cable company the right to take control over the cable at the property. These funds will help offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. All real estate tax, insurance and mortgage payments are current. The Operating Partnership's compliance period expires in 2010.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Occupancy has fluctuated throughout the second quarter of 2010 and ended at 84%. Low occupancy and high administrative expenses caused the property to operate below breakeven through the second quarter of 2010. The property is not located in a densely populated area and the majority of residents are retail employees with diminishing work hours. Administrative expenses are high as the site manager continues to increase advertising and outreach to area employers, as well as offering resident referrals and rent concessions. Occupancy continues to be a problem as layoffs are still prevalent in the surrounding area. The investment general partner will continue to work with management to investigate alternative methods of attracting residents. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lost Tree Limited Partnership (Lost Tree Apartments) is an 88-unit family property located in Branson, Missouri. Occupancy began to decline in early 2009 and hit 80% in April of that year. However, the property rebounded to 92% by December and as of June 30, 2010 occupancy was 90%. The property has operated below breakeven in 2010. The resident base is composed mostly of employees of the tourism industry, which has suffered in the recent economic downturn. Additionally, maintenance expenses have increased from 2008 to 2009 because of the increased turnover. Management and the operating general partner continue to increase advertising and outreach. In 2009, the operating general partner used $41,000 from the replacement reserve to fund deferred maintenance expenses and developer fees. In December 2009, the operating general partner initiated a short term $50,000 loan to pay down the remaining developer fee, pay taxes and pay down the majority of payables. The operating general partner has exhausted the reserves and now will be required to fund estimated deficits of $18,000 to $20,000 per year. The investment general partner will continue to monitor the situation closely to ensure the deficits are funded. Property taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lost Tree LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In March 2010, the investment general partner transferred its interest in Clarendon Court LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,391,510 and cash proceeds to the investment partnership of $56,082. Of the total proceeds received, $3,934 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $37,148 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $37,148 as of March 31, 2010.

In January 2010, the investment general partner transferred its interest in Fonda LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $958,534 and cash proceeds to the investment partnership of $28,834. Of the total proceeds received $5,115 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $23,719 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,719 as of March 31, 2010.

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

Series 23

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 23 reflects a net loss from Operating Partnerships of $(156,506) and $(318,699), respectively, which includes depreciation and amortization of $307,389 and $404,896, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Replacement reserves have not been fully funded and the accounts payable balance remains high. The balance sheet indicates that over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership, including an additional $58,500 to the operating general partner's company in 2008. The investment general partner visited the operating general partner at his corporate office to discuss these issues. The operating general partner stated that he would need to conduct additional research to understand how these resources were deployed. Asset management fees are guaranteed and remain outstanding. In addition, Operating Partnership reporting from the operating general partner is sporadic. Year-end 2009 occupancy was 97%, but operations were below breakeven for the year. The property continues to operate below breakeven through the second quarter of 2010. All taxes and insurance payments are current. However, the mortgage payments are three months in arrears. The operating general partner states that the relationship with the lender is strong and they are working with them to come to a payment plan agreement. The loan is currently not in default and there are no liens on the property. The management company was replaced on June 1, 2010, without the investment general partner's approval. The operating general partner, along with the new management company, are outlining capital improvements and repairs that need to be addressed at the property along with addressing outstanding unit violations placed on the property by the local housing authority. The investment general partner is planning a visit to the site in the third quarter of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

South Hills Apartments (South Hills Apartments, LP) is a 72-unit, family property located in Bellevue, Nebraska. In 2008, the property operated below breakeven as a result of low occupancy, low rental rates and overly burdensome debt, which carried an interest rate of 10.4%. Due to a number of job losses in the area, occupancy decreased to 82% for 2009. There were few qualified prospective residents that could afford the tax credit rents without obtaining rental assistance, which was limited. The property was also competing with newer properties, which offered superior amenity packages. Despite management's marketing and rent collection efforts, the property continued to operate below breakeven in 2009.

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

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in June 2010, and found the property in good condition. The 2009 average occupancy was 89%, reaching 90% in December 2009. Through the second quarter of 2010 the occupancy showed signs of improvement increasing to an average of 92%. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

Edmond Properties, LP (Chapel Ridge of Edmond) is a 160-unit property located in Edmond, OK. The property operated with an average occupancy of 83% in 2008 and 87% in 2009. Despite the low occupancy, the Operating Partnership has been able to breakeven due to the operating general partner's ability to control expenses. The management company was replaced at the end of 2007. Turnover at the maintenance staff position remained problematic in 2009 and contractors were hired to turn vacant units as management worked to fill three vacant maintenance positions. All three maintenance positions were filled in the third quarter of 2009 and the property has been fully staffed since that time. Management is aggressively advertising in local publications and online sources. Through the second quarter of 2010, occupancy was 86% and operations remained above breakeven. All real estate tax, insurance, and mortgage payments are current.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction is scheduled to close in September 2010. The anticipated sales price for the property is $6,565,000, which includes the outstanding mortgage balance of approximately $4,089,525 and cash proceeds to the investment partnerships of $687,874 and $687,875 for Series 22 and Series 23, respectively. Of the total proceeds estimated to be received, it is estimated that $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $680,374 and $680,375 for Series 22 and Series 23, respectively, are anticipated to be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. The property operated below breakeven through June 30, 2010 due to high operating expenses, bad debt, and vacancy loss. Despite low occupancy through May 2010, the property did rebound in June and ended the quarter at 91% occupied. Administrative expenses were high as a result of the aggressive marketing efforts made by management. Management continues to focus marketing efforts on on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County Agencies. Management has been successful in reducing utility and maintenance expenses but operations remain below breakeven due to the high vacancy losses and bad debt. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. The property received a onetime marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an Installation and Access Agreement which granted the cable company the right to take control over the cable at the property. These funds will help offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. All real estate tax, insurance and mortgage payments are current. The partnership's compliance period expires in 2010.

Mathis Apartments, LTD (Mathis Apartments) is a 32-unit complex located in Mathis, TX. In 2008, occupancy averaged 94% and the property operated above breakeven. Occupancy remained strong throughout 2009, ending the year at 95%. There was a large increase in maintenance costs in 2009. Maintenance costs increased 84% over 2008 figures. According to the operating general partner, the spike in maintenance is due to Rural Development required repairs. Despite the increase in maintenance costs the property operated above breakeven in 2009. The property continued to operate above breakeven through the second quarter of 2010 with occupancy averaging 98%. All taxes, insurance and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mathis Apartments, LTD. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, the investment general partner transferred its interest in Philmont LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,443,412 and cash proceeds to the investment partnership of $43,398. Of the total proceeds received $5,173 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $38,225 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $38,225 as of March 31, 2010.

In February 2010, the investment general partner entered into an agreement to transfer its interest in Broderick Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,611,311 and cash proceeds to the investment partnership of $74,780. The transaction closed on April 26, 2010. Of the total proceeds received $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $20,400 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds from the transfer of $44,380 was returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $44,380 as of June 30, 2010.

Mid City Associates LP (Mid City Apartments) has 58 modular duplex apartments, comprising the first phase of a two-phase low-income housing project totaling 96 units in the North Greenville section of Jersey City. Located on 15 separate infill parcels, Mid-City Apartments consists of 57 2-bedroom and 1 3-bedroom units including three 2-bedroom apartments designed specifically for handicapped tenants. In 2008, the property had a cash flow deficit. Average occupancy in 2009 was 98%. As of June 30, 2010 the property is 100% occupied with minimal bad debt. During November 2009 the first mortgage note in the amount of $990,000 matured. As of December 31, 2009 the liability was paid in full. In September 2009, the Operating Partnership began discussions regarding the possibility of refinancing the third mortgage note, which also matured in November 2009. The process is currently ongoing; with the mortgage holder agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 24

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 24 reflects a net loss from Operating Partnerships of $(141,893) and $(216,419), respectively, which includes depreciation and amortization of $372,799 and $390,169, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 81% in 2009 and the property operated below breakeven. Management has been working with the Department of Social Services in Westchester County through the County's shelter program. They identified a group of potential residents living in emergency housing units. These residents were being prepared for transition into a permanent housing, and came with a subsidy provided by the Department of Social Services based on family size. As a result, occupancy has increased to 91% as of June 2010. Management is trying to be proactive in keeping residents by supplying life skills training to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the second quarter of 2010 are running slightly above budget and the property continues to operate below breakeven. The mortgage, real estate taxes, and insurance payments are all current. The replacement reserve is fully funded. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. A site visit conducted in the fourth quarter of 2009 confirmed that the property had good curb appeal and was well maintained. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The compliance period expires December 31, 2010. The investment general partner will continue to monitor this property until operations improve.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong and was 100% at the end of the second quarter of 2010. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana. Occupancy issues began in 2007 following a rent increase. According to the operating general partner, in addition to the rent increase, occupancy had been adversely affected by a weak local economy, as well as turnover of the on-site manager position. Occupancy averaged 82% in 2008. Despite the low occupancy, the property managed to operate above breakeven due to a reduction in operating expenses. In September of 2009 a new management company was brought in to manage the complex. The new management company has a great deal of experience in affordable housing management throughout Louisiana and Texas. The new management company found there to be a good deal of deferred maintenance at the property and vacant units were not rent ready. By December 31, 2009, new management had addressed all deferred maintenance issues at the site and had restored all vacant units to rent ready status. The cost for the repair work was funded from the project's operating and replacement reserve accounts. As a result, occupancy improved to 94% as of December 31, 2009, but the property operated below breakeven for the year due to the increase in maintenance costs. As of June 2010, the property is 100% occupied and operating above breakeven for the year. The operating deficit guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2010.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. Only 21 of the property's 72 units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2008, occupancy averaged 85%, and the property operated below breakeven for the year. In 2009, the property averaged 73% occupancy and operated below breakeven. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan. Occupancy has been improving in 2010 and is 100% as of June 2010. The improved occupancy is the result of a new community manager and a one-month free rent concession. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2009, occupancy averaged 84% and operations were slightly below breakeven. Due to performance concerns, the site manager was replaced during the fourth quarter of 2008. The concerns were mostly related to poor tenant screening. The new manager began evicting problematic tenants and put into place more stringent applicant approval standards. Further, as rents had not been increased in four years, management increased rents significantly. Despite the increase, rents were still lower than the market average. Many tenants moved out as a result of the increase. Others moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 75% as of January 2009. Management then increased marketing efforts and outreach. Occupancy improved to 88% by year-end 2009 and has continued trending upward in 2010 and was at 100% as of June 2010. The property is operating slightly above breakeven for 2010. Management is considering another rental rate increase in an effort to further increase cash flow. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. The property continued to operate above breakeven through the second quarter of 2010 and ended the quarter at 94% occupancy. Improved operations are the result of new management personnel. The new staff received training in leasing, marketing and resident retention, which helped their performance. Additionally, the hours of operation for the leasing office have been increased. The investment general partner will continue to monitor operations and management to ensure stabilization. The mortgage, real estate taxes, and insurance are current. The low income housing tax credit compliance period expires at year-end 2010.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2009, average occupancy was 90%, and the property operated slightly below breakeven due to high utility expenses, high real estate taxes and turnover related expenses. Historically, management at this property has coordinated with Lutheran Social Services (LSS) to provide housing to recent immigrants with no rental or credit history. As a result, the property was negatively affected by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As a result, occupancy declined to 79% in January 2009 but trended upward throughout the year and into 2010. In addition to the change in leasing strategies, physical improvements were made to increase marketability including new landscaping and appliances. As of June 30, 2010, physical occupancy was 92% and the property is operating just above breakeven. In an effort to continue this upward trend in occupancy, aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine, have been put into place. In addition, management has also made the property pet friendly, opening the door to a whole new tenant base. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing standards as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Pahrump Valley Investors (Pahrump Valley Apartments) is a 33-unit senior living facility located in Pahrump, Nevada. The property operated slightly below breakeven in 2009. Management reported that turnover decreased in 2009 and dropped precipitously in the first quarter of 2010. The property will begin to fund turnover costs from a well-funded replacement reserve account, eliminating the practice of funding these expenses through the operating cash account. At the end of June 2010, the property was 100% occupied, with operations well above breakeven. In January 2010, management implemented a $100 monthly rental increase. The rent increase enabled management to significantly reduce accrued payables. Management's goal is to eliminate all accrued payables by the end of 2010. The mortgage, taxes, and insurance are all current.

In January 2010, the investment general partner transferred its interest in Brownsville Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,161,625 and cash proceeds to the investment partnership of $34,849. Of the total proceeds received, $14,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $13,349 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $13,349 as of March 31, 2010.

In January 2010, the investment general partner transferred its interest in Stanton Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,172,438 and cash proceeds to the investment partnership of $35,173. Of the total proceeds received, $11,926 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $15,747 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $15,747 as of March 31, 2010.

Series 25

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 25 reflects a net income (loss) from Operating Partnerships of $50,898 and $(243,246), respectively, which includes depreciation and amortization of $428,971 and $573,077, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Since that time, management has focused on evicting problem tenants, strengthening screening criteria, and working closely with the local social service organizations and the local authorities in order to improve security and the reputation of the property. Occupancy averaged 91% in 2009 and operations were slightly above breakeven. A new REAC inspection in December 2009 resulted in a failing score but that inspection was challenged due to inspector error. The inspection was reissued with a passing score in March of 2010. With the passing of the REAC inspection Indianapolis HUD agreed to extend the Housing Assistance Program contract to January 31, 2012. The owner has signed the contract and is awaiting the final executed copy to be returned. In June 2010, local police with the help of management and HUD staged a raid at the site. The raid was concentrated at Sutton Place as it is the largest property in the area. Management is confident that actions such as these will continue to help revitalize the neighborhood and strengthen the community. Most of the suspects arrested as part of the raid were visitors of tenants. Through the second quarter of 2010, occupancy was 97% and the property was operating above breakeven. All real estate tax, insurance, and mortgage payments are current.

M.R.H., LP (The Mary Ryder Home), is a 48-unit elderly property located in St. Louis, MO. Despite strong occupancy, the property operated at a deficit in 2007, due to a large increase in real estate taxes. The City of St. Louis granted the property a tax abatement that expired in 2006; however, the operating general partner erroneously thought the abatement went through 2007, and did not budget for the additional liability. The new assessment was appealed after the City of St. Louis rejected an extension to the abatement. The firm who did the original property appraisal offered its service for the appeal, pro-bono. In the third quarter of 2009, the tax assessment was reduced by approximately 50%, resulting in an $18,756 tax savings. The operating general partner and the tax consultant felt that the taxes should be reduced further and continued to appeal the assessment into the fourth quarter of 2009. This was not successful; however, the property was reclassified from a commercial property to a residential property. The operating general partner plans to appeal the 2010 assessment, which is expected to be issued in the third quarter of 2010. The property has been paying the higher tax amount through the entire tax appeal process; all payments are current. The property continued to operate below breakeven in 2009 due to high operating expenses. In the first quarter of 2010, the property experienced a decline in occupancy and resulting increase in maintenance costs associated with turnover expenses; this trend has continued throughout the second quarter of 2010. Occupancy averaged 78% in the first quarter and 75% for the quarter ending June 30, 2010. Management has reported that an improvement in occupancy is not expected through 2010. The current deficits are being funded through charitable contributions and operating general partner advances. The investment general partner will continue to hold monthly calls until operations stabilize. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2011.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Dogwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,307,114 and cash proceeds to the investment partnership of $46,846. Of the total proceeds received, $37,721 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

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

In January 2010, the operating general partner of Sandstone Village Limited Partnership entered into an agreement to sell the property and the transaction closed on April 9, 2010, but no proceeds have been received. The sales price of the property was $1,509,127, which includes the outstanding mortgage balance of approximately $1,324,657 and cash proceeds to the investment partnership of $21,818. Of the total proceeds received, $13,134 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $8,684 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. No proceeds from the sale were returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Series 26

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 43 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 26 reflects a net loss from Operating Partnerships of $(124,736) and $(207,151), respectively, which includes depreciation and amortization of $649,045 and $611,585, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The Willows, (The Willows Apartments) is a 32-unit multifamily development located in Smithville, Texas. In 2008, occupancy averaged 92% and the property operated right at breakeven. The property operated above breakeven in 2009 and through the second quarter of 2010, the property continues to operate above breakeven. There are mandatory Texas Department of Housing and Community Affairs repairs that need to be addressed. The operating general partner has received a Housing Trust Fund loan totaling $500,000 to rehabilitate the property.  The work began in May 2010, with an estimated duration of six to ten months. The low income housing tax credit compliance period expires in 2010. All real estate tax, mortgage, and insurance payments are current.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Through 2009, occupancy declined to an annual average of 79%. The property operated below breakeven in 2009 due to high economic vacancy, high real estate taxes, high utility expenses and turnover related expenses. Historically, management at this property had coordinated with LSS to provide housing to new immigrants with no rental or credit history. As a result, the property was negatively impacted by unique cultural concerns. In 2008, management discontinued providing housing for Lutheran Social Services referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. According to the property management team, the recent dip in occupancy is related to the housing credit that was recently available to home buyers. The housing credit provided direct competition to rental properties as it incentivized people to own and not rent. Since the housing credit ended in April 2010, the site has experienced an increase in occupancy. As of June 2010, physical occupancy was 90%. Physical improvements such as new landscaping and appliance replacement are being made to increase the marketability of the property. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2009, average occupancy increased to 89% but the property continued to operate below breakeven due to high vacancy, high real estate taxes, turnover costs and utility expenses. Historically, management at this property had coordinated with Lutheran Social Services to provide housing to new immigrants with no rental or credit history. As a result, the property was negatively impacted by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. According to the property management team, the recent dip in occupancy is related to the housing credit that was recently available to home buyers. The housing credit provided direct competition to rental properties as it incentivized people to own and not rent. Since the housing credit ended in April 2010, the site has experienced an increase in occupancy. At the close of the second quarter in 2010, physical occupancy was 94%. The investment limited partner continues to monitor property's leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2009, average occupancy was 72%. Operations in 2009 were below breakeven due to high economic vacancy, real estate taxes, turnover costs and utility expenses. Historically, management at this property had coordinated with Lutheran Social Services to provide housing to new immigrants with no rental or credit history. As a result, the property was negatively impacted by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. Because of these changes, occupancy declined to 75% during the fourth quarter of 2008 and continued trending downward throughout 2009. As of June 30, 2010, physical occupancy was 83% and the property was operating below breakeven. The management company is currently offering a $500 leasing incentive for all 12 month leases. The incentive will stay in effect until physical occupancy is above 90%. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2009 was 76%. Operations in 2009 were below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is comprised primarily of two and three bedroom units. As a result, the majority of these units appeal to families. The property had experienced an increase in turnover as many families living at the property moved to larger townhouses. In 2008, the operating general partner began replacing appliances, carpet and flooring. In addition, the roof was replaced. In 2009, new siding was installed and the parking lot was re-surfaced and re-striped. At the close of the second quarter of 2010, physical occupancy is 75%. All real estate tax, mortgage, and insurance payments are current.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. In July 2008, the investment general partner conducted a site inspection at the property. At the time of the inspection, all ten units were vacant. Since that time, the operating general partner invested $20,000 into the property. Throughout 2009, the investment general partner worked with the operating general partner in an effort to bring the property back on-line. The property is 90% occupied as of June 30, 2010. The investment general partner will continue to monitor occupancy to ensure stabilization. The low income housing tax credit compliance period expires in 2011. All real estate tax, mortgage, and insurance payments are current.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Edgewood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,216,737 and cash proceeds to the investment partnership of $34,094. Of the total proceeds received $24,969 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit senior property located in Salem, Arkansas. In 2009, occupancy averaged 73% and the property operated below breakeven. The property does not receive rental assistance. Given the state of the economy, many seniors lack the financial resources to rent an apartment at the property without rental assistance. Currently, management is waiving the security deposit and offering three months free electricity as leasing incentives. They also continue to advertise heavily in the immediate and surrounding areas. Consequently, occupancy increased to 82% at the end of the second quarter of 2010 and operations reached breakeven. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current. The low income housing tax credit compliance period expires on December 31, 2011.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development located in Maxton, NC. In 2008, average occupancy was strong at 92%, and the property operated at breakeven. Occupancy fluctuated throughout 2009 and averaged 88% for the year, and the property operated below breakeven. The decrease in occupancy in 2009 was primarily due to evictions as a result of tenants damaging their units. The site manager conducts quarterly inspections of the units to ensure that tenants are maintaining them properly. When a unit is found to be in poor condition, management first sends a letter of notification to the tenant to inform them that they must clean and/or repair the unit. Management then does a follow-up inspection and provides further suggestions as to how the tenant can better upkeep the unit. When a tenant does not take action after management has diligently worked with them to resolve the issue, based on the severity of the damage, management is forced to take further action. The proactive quarterly inspections tend to eliminate the necessity of evictions, but there were several problematic tenants at the property that caused damages to the units and consequently were evicted in 2009. Security deposits were not refunded on these units and the funds were used to subsidize the cost of repairs. Tenants were held responsible for all additional costs, and a third party collection agency is being utilized to collect what the deposits did not cover. Occupancy has improved to 98% as of June 2010 and the property is operating slightly below breakeven. Management feels strongly that occupancy will continue to be strong going forward and operations will stabilize now that the problematic tenants have been weeded out. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011.

Series 27

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 27 reflects a net income from Operating Partnerships of $34,768 and $31,103, respectively, which includes depreciation and amortization of $431,941 and $426,593, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 91% as of June 30, 2010. Despite high occupancy and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders in the hope of refinancing but the net operating income of the property cannot support a new loan. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner continued to fund deficits through the third quarter of 2008, his guarantee being unlimited in time and amount, but ceased to fully support the property's operations in the fourth quarter of 2008. As of the end of the second quarter of 2010, 2008 real estate taxes in the amount of $12,000 have not been paid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1 of the year following the year of the tax bill. A tax sale occurs on the third Monday of June of the year following the year of the tax bill. This occurred on June 21, 2010. One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the warning the property is given to the tax sale holder, as long as the paperwork is completed and the redemption occurred. The investment general partner will continue to monitor the property and payment of the taxes. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends in 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. Occupancy was at 100% as of June 2010. Tenant receivables are an issue that has historically plagued the project. However, during the first two quarters of 2010 the property made substantial progress collecting prior and current tenant receivables. The resulting increase in cash flow allowed the property to operate above breakeven during the first half of 2010. To combat the continued increase in utility costs, management plans to implement a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer will provide a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consists of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, and installing water-reducing devices in toilet tanks. The Department of Water and Sewer will also provide educational brochures for the tenants that provide information on how to reduce their water and energy consumption, such as replacing light bulbs, reporting leaks, and sealing drafts. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2009, average occupancy was 89%. The property operated below breakeven in 2009 due to high economic vacancy, utility costs, real estate taxes and turnover related expenses. Historically, management at this property had coordinated with Lutheran Social Services to provide housing to new immigrants with no rental or credit history. As a result, the property was negatively impacted by unique cultural concerns. In 2008, management discontinued providing housing for LSS referrals without an established rental and credit history. In addition, leases of problematic tenants were not renewed. As of June 30, 2010, physical occupancy was 79%. The property management team is currently offering a $500 leasing concession for a 12-month lease. The incentive will stay in place until physical occupancy is above 90%. The site is currently operating below breakeven because of the continued occupancy issues. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 28

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 28 reflects a net loss from Operating Partnerships of $(552,220) and $(445,534), respectively, which includes depreciation and amortization of $528,551 and $520,809, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. Occupancy ended 2009 at 29% and has since improved to 83% as of June 30, 2010. In April 2010, management lowered rents in an effort to attract new tenants. The manager is now working Saturdays in an effort to lease units. According to the operating general partner, high vacancy is due to the poor local economy and a lack of jobs and qualified applicants. The investment general partner conducted a site visit in March of 2010 and confirmed that the ongoing occupancy issues are in fact a market issue. The property is located in a very rural setting with almost no industry/commerce. There are two prisons in close proximity to the property but the employees do not qualify for occupancy. There is a rubber manufacturing plant scheduled to open in early 2011, which will add 141 potential jobs to the immediate market area. The operating general partner is focused on targeting these workers. The low income housing tax credit compliance period expires on December 31, 2012. All real estate tax, mortgage, and insurance payments are current.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. The new site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, due to subsidies on 44 units. Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management's tenure in 2008. Occupancy reached 88% during the fourth quarter of 2009, and dropped to 83% in the second quarter of 2010. During the first three-quarters of 2009, management accessed $25,000 in reserves in order to implement a new drainage system and restore a damaged unit back to rentable condition. The maintenance staff was replaced during the fourth quarter of 2009 due to ineffective handling of the property. Management does not foresee any capital needs in 2010. In 2009 the property operated at breakeven and continues to operate just above breakeven during the second quarter of 2010. In 2009, management joined "continuum of care", a local committee that is involved with low income housing organizations with the objective of making low income housing a better and more efficient product. Management joined the committee with the prospect of attaining vouchers for the four non-subsidized units. Although the continuum of care committee has not proven to be fruitful, the property continues to assert itself in the local community. On a weekly basis the property manager performs local outreach by visiting businesses, churches and other community events. The property has also begun offering a $100 decrease in monthly rent for the four non-subsidized units. Management is offering specials such as a reduced security deposit, referral fee, and one-month free rent in order to attract prospective tenants for the non-subsidized units. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Occupancy issues began in 2007 when a rent increase was put into effect. In 2009, the property averaged 74% occupancy and operated below breakeven. As of June 30, 2010, the property is 75% occupied and continues to operate below breakeven. The investment general partner conducted a site visit in March of 2010. During the site visit the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. The investment general partner shared these findings with the operating general partner who is taking immediate steps to address the deferred maintenance and unit turnover issues. In an effort to improve operations at the property the investment general partner approved an operating general partner transfer. The transfer was finalized in April 2010. The new operating general partner has a strong record for managing successful properties in this region and the investment general partner hopes that they will have an immediate positive impact on this property. The new general partner made a request for reserve funds in order to pay for the turnover of the 10 vacant units that are in need of major repair. The request was initially turned down and the operating general partner has since re-submitted a revised request. The operating general partner is currently awaiting their response and is set to begin work immediately once the reserve funds are made available. The investment general partner will continue to monitor occupancy and repair work at the property to ensure all units are on-line and all deferred maintenance has been addressed. The operating general partner continues to fund all deficits as necessary by deferring fees. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

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

In 2008 and 2009, the property operated with an average occupancy of 99% with below breakeven operations. The 2010 second quarter occupancy is reported to be at 80%. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low income housing tax credit compliance period expires on December 31, 2011.

Bienville III Apartments (Bienville II Apartments) is a 32-unit complex located in Ringgold, LA. The property operated well in 2008. Average occupancy in 2009 was 93% and the property operated above breakeven. There was a fire in June 2009 that consumed 8 units. The insurance claim has been settled. The final inspection occurred on April 28, 2010, but Rural Development came back with a list of punch list items before they would issue certificates of occupancy. There was another inspection on June 4, 2010, at which time Rural Development identified two additional items requiring repair. The operating general partner is in the process of addressing these items. All insurance checks for payment to the contractor have been subject to Rural Development inspection, and counter endorsement by RD. Occupancy is averaging 95% through June 2010 and the property continues to operate above breakeven. The mortgage, property taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2012.

Evangeline Partnership (Evangeline Place Apartments) is a 32-unit complex located in Lake Arthur, TX. In 2008, occupancy averaged 90% and the property operated above breakeven. Hurricane Gustav hit the property in early September 2008 and there was a fire at the property on the day the hurricane hit. Five units were damaged. The insurance claim was settled and the damaged units were brought back on-line in the first quarter of 2009. There was a second fire in June 2009 in one of the buildings that damaged eight units. As a result, occupancy dropped to 56% as of December 31, 2009. Despite the occupancy issues resulting from the fires, the property operated above breakeven in 2009. The insurance claim on the second fire has been settled and all work has been completed as of April 20, 2010. Occupancy has improved to 81% as of June 30, 2010, and the operating general partner expects to have occupancy back up to historic levels in the near term. The low income housing tax credit compliance period expires on December 31, 2011.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex located in Shreveport, LA. In 2008, occupancy at the property averaged 87% and the property operated above breakeven for the year. Occupancy in 2009 averaged 80% and the property operated below breakeven. In addition to the low occupancy, maintenance expenses increased from $13,669 in 2008 to $34,388 in 2009. According to the operating general partner, the reason for the increased maintenance expenses was that Rural Development required significant repair work as a result of their most recent audit. In 2010, maintenance expenses have decreased roughly 23% from 2009 levels. Occupancy has improved to 94% as of June 30, 2010 and the property operated slightly below breakeven. In April 2010, the investment general partner approved an operating general partner transfer. The new operating general partner has the experience, personnel and systems in place to improve operations at these properties. The low income housing tax credit compliance period expires on December 31, 2012.

Pin Oak Elderly Associates LP (Pin Oak Village) is a 220-unit multi-family apartment project located in Bowie, Maryland. The apartment project's operations suffered considerably in 2009; average occupancy decreased from 93% in 2008 to 80% in 2009, while net operating income declined from $918,505 to $590,835 over the same time span. During 2009 the property experienced complete roof repair. Although this did contribute to the auxiliary expenses associated with construction, occupancy remains a concern. As of June 2010, occupancy was 88% and has trended upwards since the fourth quarter of 2009. Additionally, the property is on pace to generate an additional $49,000 of rental income in 2010. Management has attributed the lower occupancy to two new senior communities opening in a 10-mile radius, which have drawn residents from Pin Oak. Also, residents have been moving in with family members to reduce expenses. In an attempt to reverse declining occupancy the operating general partner has petitioned Prince George's County and the Department of Housing and Community Development to lower the age limit from 62+ to 55+. Additionally, management has hired a staff exclusively for marketing and leasing. The investment general partner will continue to monitor occupancy and leasing at the property. The low income tax credit compliance period expires on December 31, 2013.

Series 29

As of June 30, 2010 and 2009, the average Qualified Occupancy for the Series was 99.2% and 96.4%, respectively. The series had a total of 21 properties at June 30, 2010, of which 20 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 29 reflects a net loss from Operating Partnerships of $(343,325) and $(494,907), respectively, which includes depreciation and amortization of $628,691 and $585,016, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment limited partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009 that it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. As of June 30, 2010, counsel for the investment general partner has been waiting for the court to schedule a hearing. These developments increase the likelihood of a default judgment and some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time. To date, the parties have been unable to agree on the appropriate size of a settlement, but discussions are ongoing.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Bryson is a small town with a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. The property operated below breakeven in 2009 due to average occupancy of 81% and higher than average operating expenses. The occupancy continued to struggle during the second quarter of 2010, with an average occupancy of 77%. As of June 2010, the property was 83% occupied. Management stated that although many potential residents tour the property, most do not clear the background checks. Management will continue advertising and they are optimistic that occupancy will improve in the third quarter of 2010. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the second quarter of 2010, the property continued to operate below breakeven due to high maintenance and utility expenses. Maintenance expenses increased as a result of management's focus on making vacant units rent ready. However, with the increase in rent ready units, management was able to increase occupancy during the second quarter; occupancy closed the second quarter at 93%. The property's management and maintenance teams are understaffed. The management company has had difficulty recruiting qualified staff for property management and maintenance positions and employee turnover is a significant challenge for this property. The reduced staff has led to an increase in tenant receivables. The investment general partner maintains bi-weekly conference calls with management to advise on best practices for collection procedures. Utility expenses are high due to exorbitant water rates in the City of Jackson. The investment general partner will conduct a site visit to assess and physical condition of the property and evaluate management in the third quarter of 2010. All taxes, insurance and mortgage payments are current.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit, senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were issues related to the receipt of the insurance proceeds, which delayed the reconstruction of the property. It was eventually rebuilt and received final certificates of occupancy in January 2008. Lease-up was very slow and as of December 2008, the property was 54% physically occupied and 58% leased with below breakeven operations. In the fourth quarter of 2009 the occupancy improved and as of December 31, 2009 the property was 92% occupied. However, due to low occupancy throughout the early part of 2009, operations were below breakeven for the year. Maintaining high occupancy has been a challenge. As of June 2010, the property was 89% occupied. To attract residents, management is advertising on local buses and in all local newspapers. They are also offering one month free rent as a referral fee to its current residents. Additionally, management hosts monthly bingo sessions and offers daily blood pressure screenings. The mortgage, real estate taxes, and property insurance are current. The operating general partner continues to fund all operating deficits as necessary.

Series 30

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 30 reflects a net loss from Operating Partnerships of $(254,649) and $(177,666), respectively, which includes depreciation and amortization of $310,542 and $303,544, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex located in Gentry, Arkansas. Occupancy has historically been low at the property, as it is located in a very rural area, which has very little rental demand. Occupancy averaged 83% in 2009 but improved to 100% as of the end of the second quarter of 2010. In order to maintain high occupancy management continues to run advertisements in local media and is distributing fliers in adjacent towns in hopes of attracting qualified tenants. To keep expenses to a minimum, property management completes as many work orders in house as possible. Operating expenses are below budget in the first two quarters of 2010 and have decreased since 2009. The property operated slightly above breakeven through the first two quarters of 2010. The mortgage, taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2012.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property located in Lisbon, ME. As of June 30, 2010, the property was 96% occupied. Despite strong occupancy, the property operated below breakeven through the second quarter of 2010 due to a jump in operating expenses. The increase in expenses was mostly caused by higher than expected gas prices and an increase in maintenance costs. The gas costs are a seasonal expense and are expected to decrease in the third quarter. However, in an effort to reduce operating expenses next winter, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency which will be implemented by the operating general partner. The maintenance costs were driven by required electrical work, HVAC repair, and appliance repair and replacement.  These expenses are expected to normalize in the remainder of 2010. In the third quarter of 2010, the investment general partner will conduct a site visit to assess the property's physical condition and meet with management to discuss operations. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.  All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. The property has had inconsistent occupancy levels since 2003. In 2009, occupancy declined to 77% during the second quarter, but rebounded to 97% occupancy as of June 30, 2010. Other tax credit communities in the area have been able to operate with higher occupancy levels while also having the ability to charge higher rents than Western Trails II. This is primarily due to their communities being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. There are four major competitors located within a few miles of Western Trails Apartments II. Fortunately, there is redevelopment and growth taking place nearby, including a new small retail mall, proposed improvements of the recreational fields and the construction of a large outlet mall projected to open in 2010. Western Trails continues to struggle with the ability to improve curb appeal as well as maintain a high level of tenant retention. However, the condition of the property continues to improve with the available cash on hand. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has struggled with low occupancy due to a weak local economy and a challenging rural location. Over the past two years management has focused on evicting delinquent residents and increasing marketing and outreach. The occupancy improved during 2009, averaging 95%; however, the property still did not operate above breakeven due to higher operating expenses. Through the second quarter 2010, physical occupancy remained strong averaging 96%. As of June 2010, the property was 95% occupied. Due to the strong and stable occupancy, the property operated above breakeven in the second quarter of 2010. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2011.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through June 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in April of 2009.

Through the first quarter of 2010, the property operated below breakeven primarily due to high utilities, bad debt, advertising expenses on billboards, low occupancy, and the addition of a private security company. At the end of the second quarter of 2010, occupancy increased to 78%. A new site manager was hired at the end of July 2009. The new site manager has incorporated pizza box marketing, once a week residents and local community members can buy pizzas on the property for $5. Management also implemented "Billboard" marketing off the main highway in order to attract prospective tenants who use the highway as a main source of transportation. Both marketing techniques are in conjunction with a broader annual marketing plan for 2010. Management will reevaluate which tactics are effective and efficient and discard tactics that prove to be superfluous and expensive. A revised marketing plan will be instituted during the third quarter of 2010. During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents. The residents pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Through a Department of Housing and Urban Development (HUD) initiated Shelter Care Program, which serves as a short-term rehabilitation program, the property forfeited 27 units. The program proved to compromise the integrity of the Low Income Housing Tax Credit program and jeopardize the integrity of the property. During the first two quarters the property purged itself of the 27-unit program and incurred significant turnover costs. The new site manager's primary focus is on creating resident retention initiatives such as an after school program. During the first quarter of 2010 management instituted a forgiveness of past credit program. The program allows for prospective tenants with negative past credit history admission for residency. In order to be admitted the prospective tenant must provide evidence of reparations made as well as five years without incident. Currently, occupancy is low due to recent gang activity occurring on or around the property. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock. Since the addition of the private security company home invasions have significantly decreased. Management will continue to fund the private security operations with the hope that the decrease in homes invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has financed all 2009 operating deficits and will continue to do so in 2010. All tax, insurance, and mortgage payments are current.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA. Property occupancy has fluctuated over the past few years, however, occupancy improved greatly in 2009 and the first two quarters of 2010. Occupancy is 94% at the end of the second quarter of 2010. The property has no rental assistance, which has contributed to its historic vacancy problems. The property operated slightly below breakeven in 2009 and has continued that trend throughout the first two quarters of 2010. To address vacancy issues, management is advertising in local and regional newspapers and invested in additional property signage. Management also listed the property in the Renter's Guide Book and continues to reach out to all local HUD offices and social service organizations in order to promote the availability of property units. The recent increase in occupancy is attributable to the residual effect of an adjacent property receiving rental assistance. New River Gardens Apartments has found itself the beneficiary of potential tenant overflow. Further, management offered a prorated concession to people who move in immediately in an effort to fill vacancies quicker. Management surmises that occupancy will stabilize above 90% for the near future.

West Swanzey Affordable Housing Associates (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH. The property operated below breakeven in the first quarter of 2010 due to high seasonal operating expenses such as heating costs and snow removal charges. However, by the second quarter of 2010 these expenses normalized which allowed the property to recoup the deficit sustained in the first quarter and operate at breakeven. Expenses are expected to remain low in the coming summer months. Effective January 1, 2010, all rents were increased to the maximum allowable tax credit rent. The higher contracted rents increased the gross potential rental income by $45,132 per year. With the rent increase in place, and now that seasonal operating expenses have normalized, it is anticipated that the property will operate above breakeven in the third quarter of 2010. The investment general partner will be inspecting the property and meeting with management to discuss operations in the third quarter of 2010. All tax, insurance, and mortgage payments are current. The operating general partner and his affiliates continue to fund deficits as needed.

Series 31

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 31 reflects a net loss from Operating Partnerships of $(373,458) and $(399,184), respectively, which includes depreciation and amortization of $808,278 and $773,192, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 90% at the end of the second quarter of 2010. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2009. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions appear to be working. Management has also taken several measures in its effort to increase occupancy. These efforts were successful as vacancy decreased in the second quarter of 2010. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to prepare vacant units for occupancy. As a result of the increased occupancy the property was able to operate above breakeven through June 2010. All mortgage, insurance, and tax payments are current.

San Angelo Bent Tree, LP (San Angelo Bent Tree Apartments) is a 112-unit development located in San Angelo, Texas. Despite an average physical occupancy of 92% in 2009, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, specifically administrative, maintenance, utilities and bad debt. Due to performance concerns, the management company was replaced in December 2009. The new manager began evicting problematic residents and put into place more stringent applicant approval standards. Some residents moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 89% as of March 2010. The new management implemented a marketing plan, which became effective during the first quarter of 2010. The marketing strategy focuses on aggressive business and community outreach programs coupled with print and online advertizing. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. In order to increase and maintain strong physical occupancy, management offers incentives and concessions. They are currently offering a one-month concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Utility expenses in 2010 increased slightly over 2009 levels, due to an increase in water/sewer rates. To reduce utility expenses, management organizes information seminars for residents on reducing consumption and puts out a monthly newsletter that outlines various energy conservation tips. As of June 30, 2010, occupancy was 91%. However, the property continued to operate below breakeven. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development located in Biddeford, ME. The property operated below breakeven through the second quarter of 2010 as a result of low occupancy, bad debt, and increased operating expenses. As of June 30, 2010 the property was 86% occupied. The property continued to struggle with occupancy in the second quarter of 2010 due to several move-outs and evictions, as well as continued competition from other housing options in the area; specifically, available single family rental homes with comparable rents. In order to stabilize occupancy, additional advertising and marketing costs were incurred which increased administrative expenses. Management increased advertising efforts to include on-line postings, newspaper advertisements, a $300 resident referral bonus, and a concession of one month free rent. The advertising efforts have generated rental inquiries; however, the majority of the applicants only satisfy the 40% Area Median Income standard, rather than the required 60%. The district manager contacted Maine State Housing Authority (MSHA) to discuss renting three of the long-term vacant 60% units at the 40% rent level. MSHA approved the request in the first quarter of 2009 but the property continues to struggle renting the other 60% units. Bad debt is also a problem at this property. The investment general partner is working with management to implement a strategy to improve rent collection including revamping the screening process. The evictions for non-payment through the second quarter caused higher maintenance costs from turnover repairs. Utility expenses were also higher through the second quarter as a result of increased fuel costs coupled with a harsh winter. The investment general partner will be inspecting the property and meeting with management to discuss operations in the third quarter of 2010. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company.

Level Creek Partners, L.P (Plantation Ridge) is a 218-unit (130 LIHTC units) family property located in Sugar Hill, GA. Due to weak and declining economic conditions throughout 2008-09, many employers closed or significantly reduced employee hours. Since hourly-wage employment composes a large portion of the property's tenant base, the number of move-outs and evictions is consistently high. Traffic has been hindered by the property's isolated location; however, management has undertaken an aggressive marketing campaign. The manager has been targeting the Hispanic community with print ads in the Hispanic newspaper, and by hiring a bi-lingual assistant manager. In addition, a billboard on a heavily traveled highway has been rented to capture commuter traffic. Finally, management has implemented rental concessions. As a result of these marketing measures, occupancy increased from a low of 78% in the first quarter of 2009 to 88% by the end of the year. Occupancy has remained strong in 2010, averaging 91% through the first half of the year and ending June 2010 at 91% occupancy. As the occupancy has increased, turnover and eviction costs have dramatically decreased, allowing the property to operate above breakeven through June 2010. The investment general partner will continue to monitor the property through the third quarter to ensure that operations remain strong. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

Series 32

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2010, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2010 and 2009, Series 32 reflects a net loss from Operating Partnerships of $(356,297) and $(417,015), respectively, which includes depreciation and amortization of $555,246 and $587,070, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Despite average occupancy of 100% in 2009, the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents approximately 50% of its total income. Occupancy dropped to 94% in the first quarter of 2010, then to 83% as of June 30, 2010, with operations continuing below breakeven. An operating reserve in the amount of $25,000 was established at closing in 1997, and those funds were utilized to keep the mortgage payments current through May 2010. The operating general partner is in negotiations to sell the property. As of June 2010, the mortgage payment is past due. Taxes and insurance are current. The low income housing tax credit compliance period expires in 2010.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively. Of the total proceeds received, $3,750 and $3,750 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2010, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Sayreville Senior Housing Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,826,428 and cash proceeds to the investment partnerships of $7,500 and $7,500 to Series 32 and Series 33, respectively. Of the total proceeds received, $7,500 and $7,500 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. During the 2005-2007 period the property operated below breakeven as a result of low occupancy (79% in 2006 and 86% in 2007). Cash deficits were ($53,329), ($39,990) and ($5,196) for the years 2005, 2006 and 2007, respectively. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five different management companies. Finally, in early 2008 in connection with a portfolio-wide debt restructuring, the current third party management company was engaged. This management company appears much stronger than any of the previous management firms. Occupancy improved to 94% in 2009, and the property operated at breakeven. Although the quality of the tenant base and rent collections improved in 2009, maintenance expense due to unit turnovers has been high, concessions are being offered, and rental rates were decreased slightly in an effort to increase traffic. During the first six months of 2010, average occupancy was 92%, up from 89% in the first quarter, and the property operated slightly below breakeven. The fluctuation in occupancy is related to the overall weakness in the local economy. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage, taxes and insurance are current.

Kiest Townhomes (Columbia Luxar) is a 125-unit tax credit property located in Dallas, Texas. The property suffered roof damage caused by heavy winds and hailstorms in the second quarter of 2010. An insurance claim check for $594,000 is in an escrow account and will be used to fund roof repairs on all 29 buildings at the property. No residents have been displaced as a result of the damage. The roof repairs began in June 2010 and are approximately 30% complete. Work is expected to be completed by September 2010. The property is averaging 97% occupancy through the second quarter of 2010 with operations above breakeven status. The mortgage, real estate tax and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Occupancy was at 100% as of June 2010. Tenant receivables are an issue that has historically plagued the profitability of the project. However, during the first two quarters of 2010 the property collected a larger portion of current tenant receivables. The resulting increase in cash flow allowed the property to operate above breakeven during the first two quarters of 2010. Management hired an outside financial consultant with the primary focus on identifying what are tenant receivables versus what is bad debt. This focus enables management to concentrate on attainable tenant receivables. To combat the continued increase in utility costs, management plans to implement a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer will provide a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consists of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer will also provide educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Management also has employed a three-year plan to increase revenue by adjusting the 2008 tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011. Management continues to work on reducing tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). Generally legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The property's goal is to pay down all 2007 and 2008 past due payables by the end of 2010. The increase in the tenant maintenance charges will supplement this goal. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Series 33

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 33 reflects a net loss from Operating Partnerships of $(197,938) and $(202,497), respectively, which includes depreciation and amortization of $255,460 and $281,407, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

FFLM Associates is an Operating Partnership that owns three limited partner interests, one of which is Carriage Pointe Investors, LP. Carriage Pointe Investors LP (Carriage Pointe Apartments) is an 18-unit property for seniors located in Old Bridge, New Jersey. Despite average occupancy of 100% in 2009, the property operated below breakeven due to high debt service and real estate taxes. The property's debt service represents approximately 50% of its total income. Occupancy dropped to 94% in the first quarter of 2010, then to 83% as of June 30, 2010, with operations continuing below breakeven. An operating reserve in the amount of $25,000 was established at closing in 1997, and those funds were utilized to keep the mortgage payments current through May 2010. The operating general partner is in negotiations to sell the property. As of June 2010, the mortgage payment is past due. Taxes and insurance are current. The low income tax credit compliance period expires in 2010.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively. Of the total proceeds received, $3,750 and $3,750 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2010, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates - Sayreville Senior Housing Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,826,428 and cash proceeds to the investment partnerships of $7,500 and $7,500 to Series 32 and Series 33, respectively. Of the total proceeds received, $7,500 and $7,500 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93%, but increased operating expenses caused the property to operate below breakeven. Occupancy declined to 66% in December 2009 due to a number of deaths and illnesses. However, operating expenses improved in 2009 through a reduction in maintenance expenses of $27,577. In order to increase occupancy, management continues outreach to the local social service organizations in the area. As of June 30, 2010 the property was 74% occupied; the highest level since August 2009. The operating general partner is currently seeking approval from the investment general partner for a refinance of their existing debt, but at a lower interest rate. A reduced debt service payment and reduction in administrative and maintenance expenses will allow the property's operations to improve. The mortgage payments, taxes, insurance, and accounts payables are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Kiest Townhomes (Columbia Luxar) is a 125-unit tax credit property located in Dallas, Texas. The property suffered roof damage caused by heavy winds and hailstorms in the second quarter of 2010. An insurance claim check for $594,000 is in an escrow account and will be used to fund roof repairs on all 29 buildings at the property. No residents have been displaced as a result of the damage. The roof repairs began in June 2010 and are approximately 30% complete. Work is expected to be completed by September 2010. The property is averaging 97% occupancy through the second quarter of 2010 with operations above breakeven status. The mortgage, real estate tax and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  During the first quarter of 2010 the property operated below breakeven due to high maintenance expenses resulting from repairs for a burst sprinkler line. In January, a sprinkler line ruptured in one unit, causing damage to closets in multiple units. All repairs were completed in the second quarter and the insurance company has reimbursed the Operating Partnership for repair expenses. Now that this work is completed, maintenance expenses have normalized and are no longer an issue for the property. The property operated above breakeven for the second quarter of 2010. Occupancy remained strong during the quarter and ended at 93% as of June 30, 2010. Management continues to perform weekly outreach and marketing. Accounts payable remains high and management has had difficulty finding cost-effective means for having work performed on-site. As a result, management has brought previously out-sourced work back in-house. Since vacancy is low, the maintenance crew is able to turn vacant units and complete work previously contracted out to vendors. All taxes, insurance and mortgage payments are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property has historically operated below breakeven due to high utility expenses and low occupancy. The decline in occupancy occurred after it was determined that the elderly care service provider used at the property was not a federally approved program. Their services were terminated, effective July 1, 2009, and replaced by a service provider that charges a fee equal to 40% of residents' disposable income. Occupancy continued to decline through May 2010 but rebounded to 95% as of June 30, 2010. The property continues to operate at a deficit through the second quarter of 2010 due to high seasonal operating expenses. Maintenance expenses were high as a result of a harsh winter, which increased snow removal costs. Utilities were also high as a result of increased fuel costs from an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system. The operating general partner is awaiting approval for funding to implement the energy system change from Maine State Housing Authority. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Forest Park Apartments Partnership (Stonewall Retirement Village) is a 40-unit elderly development located in Stonewall, Louisiana. In 2008, occupancy averaged 96% and the property operated above breakeven. In 2009, occupancy averaged 97% and the property operated below breakeven. There was a 101% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. All repairs were finished by the fourth quarter of 2009. Occupancy was at 100% at the end of the second quarter of 2010 and the property is operating slightly below breakeven through the second quarter. The below breakeven operations are due to some of the 2009 repair costs being booked in the first quarter of 2010. Management expects a portion of these expenses to get reimbursed from the replacement reserve account. The low income housing tax credit compliance period expires in 2013. All real estate tax, mortgage, and insurance payments are current.

Series 34

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 34 reflects a net loss from Operating Partnerships of $(390,784) and $(221,720), respectively, which includes depreciation and amortization of $538,619 and $528,743, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009 as the local economy softened. The property has experienced increased turnover mostly because of the economic downturn. The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions/skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management's inability to enforce a stringent collection policy contributed to an increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and resulted in operating deficits. To address and hopefully cure these issues, the operating general partner replaced the management company in December of 2009. The new management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Fliers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The manager has been working diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month of free rent prorated over a 12-month lease, a $250 resident referral gift card, and a "look and lease" special of a $100 gift card. To minimize turnover and boost resident retention management continues to organize monthly social events at the property. Management's increased efforts started to show some progress at the end of the second quarter as collections have improved and occupancy has increased to 83%. Despite the improved occupancy and collections, the property was not able to operate above breakeven through the second quarter of 2010. The property's mortgage, real estate taxes, and insurance are current. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  During the first quarter of 2010 the property operated below breakeven due to high maintenance expenses resulting from repairs for a burst sprinkler line. In January, a sprinkler line ruptured in one unit, causing damage to closets in multiple units. All repairs were completed in the second quarter and the insurance company has reimbursed the Operating Partnership for repair expenses. Now that this work is completed, maintenance expenses have normalized and are no longer an issue for the property. The property operated above breakeven for the second quarter of 2010. Occupancy remained strong during the quarter and ended at 93% as of June 30, 2010. Management continues to perform weekly outreach and marketing. Accounts payable remains high and management has had difficulty finding cost-effective means for having work performed on-site. As a result, management has brought previously out-sourced work back in-house. Since vacancy is low, the maintenance crew is able to turn vacant units and complete work previously contracted out to vendors. All taxes, insurance and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven in the 2005-2007 period as a result of low occupancy. Occupancy averaged 81% for the years 2005, 2006, and 2007, and the property suffered cash losses of ($50,619), ($71,828) and ($66,013) in those years, respectively. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five management companies. In early 2008, in connection with a portfolio wide restructuring, the current third party management was engaged. This management company appears much stronger than any of the past management firms and occupancy for 2008 improved to 87%. During 2009, the property operated slightly below breakeven and average occupancy for 2009 was 87%. Occupancy at June 30, 2010 improved to 91%; however, the property continued to operate below breakeven for the first six months of 2010. Management is currently offering a reduced security deposit and eliminated the application fee, and has increased marketing through radio advertisements and flier inserts in the local newspaper. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments. As of June 30, 2010, the Operating Partnership is two months delinquent on its mortgage. The Operating Partnership has not received a formal default notice from the lender. The Operating Partnership anticipated making the July 2010 mortgage payment in early August 2010. At that point in time, the Operating Partnership would only be one month in arrears on the mortgage if the aforementioned mortgage payment is made. Although the 2007 real estate taxes were paid in the second quarter 2009, the 2008 and 2009 real estate taxes remain outstanding. The 2008 real estate taxes are anticipated to be paid prior to February 2011 to avoid a tax sale by the county. The investment general partner is exploring alternatives to remedy these problems, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property located in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through June 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in April of 2009.

Through the first quarter of 2010, the property operated below breakeven primarily due to high utilities, bad debt, and advertising expenses on billboards, low occupancy, and the addition of a private security company. At the end of the second quarter of 2010, occupancy increased to 78%. A new site manager was hired at the end of July 2009. The new site manager has incorporated pizza box marketing, as once a week residents and local community members can buy pizzas on the property for $5. Management also implemented "Billboard" marketing off the main highway in order to attract prospective tenants who use the highway as a main source of transportation. Both marketing techniques are in conjunction with a broader annual marketing plan for 2010. Management will reevaluate which tactics are effective and efficient and discard tactics that prove to be superfluous and expensive. A revised marketing plan will be instituted during the third quarter of 2010. During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents. The residents pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Through a Department of Housing and Urban Development (HUD) initiated Shelter Care Program, which serves as a short-term rehabilitation program, the property forfeited 27 units. The program proved to compromise the integrity of the Low Income Housing Tax Credit program and thus jeopardize the integrity of the property. During the first two quarters the property purged itself of the 27-unit program and incurred significant turnover costs. The new site manager's primary focus is on creating resident retention initiatives such as an after school program. During the first quarter of 2010 management instituted a forgiveness of past credit program. The program allows for prospective tenants with negative past credit history admission for residency. In order to be admitted the prospective tenant must provide evidence of reparations made as well as five years without incident. Currently, occupancy is low due to recent gang activity occurring on or around the property. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock. Since the addition of the private security company home invasions have significantly decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has financed all 2009 operating deficits and will continue to do so in 2010. All tax, insurance, and mortgage payments are current.

Series 35

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 35 reflects a net loss from Operating Partnerships of $(269,151) and $(217,275), respectively, which includes depreciation and amortization of $389,352 and $385,632, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brazoswood Apartments, LP (Brazoswood Apartments) is a 72-unit property located in Clute, Texas. The property was unable to operate above breakeven due to low occupancy caused by current housing market conditions, insufficient rental rates and increasing operating expenses, specifically utilities, maintenance and insurance. The continued struggle with vacancy is a direct reflection of economic conditions in rural Texas, where ongoing job losses have led to increased evictions and migration from the area. The property is not located in a densely populated area and the majority of residents are retail employees struggling with diminishing work hours and layoffs. Occupancy at the end of June 2010 was 86%. Management's marketing strategy focuses on aggressive business and community outreach programs coupled with print and online advertising. Management is hopeful that, with the implementation of the new marketing plan, occupancy will improve throughout 2010. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Maintenance expenses are high due to turnover and the need to make vacant units rent ready. Utility expenses are high due to high water rates in the City of Clute. In addition, the property experienced a 20% increase in insurance rates in 2009. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property continues to operate below breakeven status. In 2010 operations have made significant improvements over 2009 results. Management hired a new portfolio and property manager. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 96% by June 2010. However, as of June 2010 operations remain below breakeven but have improved in comparison to the prior year. The lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in September 2009 and plans to return in the third quarter of 2010. The property was very well maintained and the tax credit files were in very good order. Budgeted 2010 capital improvements include new signage and asphalt repairs. Exterior painting was done in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited until rental achievement. Rental achievement has not yet been met. After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. As of June 30, 2010, the property was 96% occupied. The property operated below breakeven through the second quarter of 2010 due to high operating expenses and insufficient rental rates. Maintenance expenses were high in the second quarter as a result of turnover. These costs included carpet and vinyl replacement, power washing and painting, microwave replacement, and bike rack installation. Maintenance expenses are expected to normalize in the third quarter, as management does not anticipate any additional improvements to the property in the short term. Management requested a rent increase from the State of Kansas on June 15, 2010, and is still awaiting a response. The investment general partner will continue to monitor the property's expense levels and management's leasing efforts to ensure occupancy remains strong. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance, and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. The property operated at breakeven in 2009. Although average occupancy increased to 90% in 2009, further improvements are needed to achieve above breakeven operations. Occupancy was 91% as of June 30, 2010, with two additional units leased for July occupancy. Management has focused on increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. Management reports that the resident profile and resident retention have both greatly improved. The property continues to operate at breakeven through the second quarter due to leasing concessions and the full payment of the real estate taxes. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations. The low-income housing tax credit compliance period expires on December 31, 2014.

Series 36

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 36 reflects a net loss from Operating Partnerships of $(98,193) and $(100,293), respectively, which includes depreciation and amortization of $254,453 and $254,714, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has had strong operations. Average occupancy for 2009 was 96%. Due to its high debt service, the property operated below breakeven in 2009 and through the second quarter of 2010. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage.

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

Due to limited funds, the Operating Partnership has alternated between paying vendors and making its debt service payments. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current partially through a release of funds from the Operating Partnership's debt service reserve, but are again about one month in arrears at the end of the second quarter of 2010.

In March 2008, the operating general partner replaced the management agent. The new agent is very skilled in all areas of Low-Income Housing Tax Credit property management and continues to work hard to help cure all physical issues and improve operations at Aloha Housing. Occupancy remains strong and was 97% at the end of the second quarter of 2010. Despite the strong occupancy, operations continue to struggle due to the high debt service payments. Although the mortgage lenders had not issued notices of default as of the end of second quarter of 2010, they could do so since there are ongoing mortgage payment arrearages. Such a notice could trigger a foreclosure action in 2010 or 2011 if the operating general partner does not cure the mortgage payment defaults. A foreclosure sale in 2010 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $443,925, equivalent to $206 per 1,000 BACs. At the end of the second quarter the operating general partner agreed to look into refinancing the current debt. The operating general partner is currently in talks with multiple lenders about refinancing with a HUD 223(f) loan. Note that although the economic terms for this type of loan are attractive, the timeline to apply for, receive a commitment letter, and then close this type of loan is approximately 6-8 months. As a result a new loan won't be in place until the first quarter of 2011 at the earliest. The investment general partner will continue to monitor the progress on these issues and continue to press the operating general partner to fund deficits in a timelier manner.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK. Nowata is a small town with limited employment opportunities. Consequently, Nowata Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. Occupancy was stable in 2009, averaging 93% for the year, but the property operated below breakeven due to increased maintenance and insurance costs. The increase in maintenance was due to non-budgeted replacement expenses that were not reimbursed from replacement reserves due to Rural Development restrictions. Insurance premiums increased due to an increase in insurance claims in 2008/2009, and are expected to remain high through 2010. However, the operating general partner is working with a local insurance agent in an effort to reduce those costs. Rural Development approved a $20-75 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven. However, despite occupancy averaging 92% through the second quarter of 2010, operations remain below breakeven due to continued high expenses. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Riverview Bend Limited Partnership (Riverview Bend) is a 94-unit property located in Crystal City, MO. The property sustained fire damage in June 2009. All damage was repaired in 2009 and the property operated above breakeven. During the second quarter of 2010, the property operated above breakeven and ended the quarter with 99% occupancy. All real estate tax, mortgage, and insurance payments are current.

Wingfield Apartments LP. (Wingfield Apartments) is a 40-unit multifamily development located in Kinder, Louisiana. In 2008, occupancy averaged 84% and the property operated above breakeven. In 2009, occupancy averaged 85% and the property operated below breakeven. There was a 38% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. The repair work consisted primarily of roof replacement resulting from frequent windstorms. All repairs were finished in the fourth quarter of 2009. Occupancy is at 85% at the end of the second quarter of 2010 and the property has operated below breakeven in 2010. According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn. The operating general partner hired a new and experienced manager in April 2010 who they believe will have a positive impact on leasing units. The investment general partner will continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

Series 37

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 37 reflects a net loss from Operating Partnerships of $(251,504) and $(264,134), respectively, which includes depreciation and amortization of $441,693 and $400,900, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property continues to operate below breakeven status. In 2010 operations have made significant improvements over 2009 results. Management hired a new portfolio and property manager. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 96% by June 2010. However, as of June 2010 operations remain below breakeven but have improved in comparison to the prior year. The lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in September 2009 and plans to return in the third quarter of 2010. The property was very well maintained and the tax credit files were in very good order. Budgeted 2010 capital improvements include new signage and asphalt repairs. Exterior painting was done in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited until rental achievement. Rental achievement has not yet been met. After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property has historically operated below breakeven due to high utility expenses and low occupancy. The decline in occupancy occurred after it was determined that the elderly care service provider used at the property was not a federally approved program. Their services were terminated, effective July 1, 2009, and replaced by a service provider that charges a fee equal to 40% of residents' disposable income. Occupancy continued to decline through May 2010 but rebounded to 95% as of June 30, 2010. The property continues to operate at a deficit through the second quarter of 2010 due to high seasonal operating expenses. Maintenance expenses were high as a result of a harsh winter, which increased snow removal costs. Utilities were also high as a result of increased fuel costs from an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system. The operating general partner is awaiting approval for funding to implement the energy system change from Maine State Housing Authority. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for the first six months of 2010 was 90%; however, the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of June 30, 2010, these principal payments remain deferred. The contractual principal payments for 2008 and 2009 have also not been paid, although the lender elected to convert these two mortgage principal payment liabilities to a separate demand note liability executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. The Operating Partnership remains current on the interest portion of its debt service. The real estate taxes for 2008 were paid in the first quarter of 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Series 38

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2010, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 38 reflects a net loss from Operating Partnerships of $(156,936) and $(148,974), respectively, which includes depreciation and amortization of $280,949 and $266,444, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009. The property operated below breakeven in 2009 with a cash deficit of ($214,258). The primary causes for the poor performance were low occupancy and high bad debt. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continues to operate below breakeven due to low occupancy and high bad debt. In addition, maintenance expenses have been high as a result of increased turnover costs. In 2010, management has hired a new portfolio and property manager. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 88% by June 2010.

The investment general partner met with the operating general partner and visited the site in September 2009 with plans to return in the third quarter of 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2010. All files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Hammond Place Apartments Partnership (Hammond Place Apartments) is a 40-unit multifamily development located in Hammond, Louisiana. In 2008, occupancy averaged 91% and the property operated above breakeven. In 2009, occupancy averaged 86% and the property operated below breakeven. There was a 23% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. Expenses are expected to return to 2008 levels once the repairs are completed. All repairs were finished in the fourth quarter of 2009. Occupancy was at 90% at the end of the second quarter of 2010 and the property continues to operate below breakeven. The operating general partner hired a new manager in April 2010. The new manager has been effective at weeding out non-compliant tenants. The investment general partner will continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires in 2014. All real estate tax, mortgage, and insurance payments are current.

Series 39

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 39 reflects net loss from Operating Partnerships of $(194,584) and $(211,296), respectively, which includes depreciation and amortization of $230,191 and $232,698, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009. The property operated below breakeven in 2009 with a cash deficit of ($214,258). The primary causes for the poor performance were low occupancy and high bad debt. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continues to operate below breakeven due to low occupancy and high bad debt. In addition, maintenance expenses have been high as a result of increased turnover costs. In 2010, management has hired a new portfolio and property manager. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 88% by June 2010.

The investment general partner met with the operating general partner and visited the site in September 2009 with plans to return in the third quarter of 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2010. All files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Timber Trails I Partnership (Timber Trails Apartments) is a 32 unit complex located in Ball, LA. The property performed well in 2008 with average occupancy of 89% and above breakeven operations. Occupancy improved in 2009 and ended the year at 97% occupied. Despite this improvement, the property operated below breakeven for the year due to a large increase in maintenance costs. Maintenance expenses increased from $18,141 in 2008 to $55,756 in 2009. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. All required repairs were completed in 2009. Occupancy is averaging 97% through the second quarter of 2010. Maintenance expenses have returned to their historic levels. The investment general partner has approved a general partner transfer for Timber Trails. The transfer was finalized in the second quarter of 2010

Series 40

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2010, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 40 reflects a net loss from Operating Partnerships of $(190,661) and $(184,891), respectively, which includes depreciation and amortization of $317,926 and $274,647, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for the first six months of 2010 was 90%; however, the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of June 30, 2010, these principal payments remain deferred. The contractual principal payments for 2008 and 2009 have also not been paid, although the lender elected to convert these two mortgage principal payment liabilities to a separate demand note liability executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. The Operating Partnership remains current on the interest portion of its debt service. The real estate taxes for 2008 were paid in the first quarter of 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. The property operated well in 2008 averaging 88% occupancy with above breakeven operations. Occupancy ended 2009 at 83% and the property operated below breakeven for the year. In addition to the decrease in occupancy in the fourth quarter of 2009, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses is due to Rural Development required repairs. Occupancy ended the second quarter of 2010 at 71%, with maintenance expenses returning back to 2008 levels. As a result, the property operated above breakeven through the second quarter of 2010. All taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires in 2015.

Oakland Partnership, a LA Partnership (Oakland Apartments) is a 46-unit complex located in Oakdale, LA. In 2008, the property had average occupancy of 81% and was able to operate above breakeven for the year. Operating expenses were slightly below state averages and the property benefited from other revenue resulting from late fees and forfeited deposits. Occupancy for 2009 averaged 70% and ended the year at 89%. The property operated below breakeven for the year. According to the operating general partner, they have had turnover at the manager position, which has hindered their ability to lease-up the property. They hired a new manager in the fourth quarter of 2009. Occupancy in 2010 has averaged 84%, with operations slightly below breakeven. All taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Center Place Apartments II Limited Partnership (Center Place Apartments) is a 32-unit complex located in Center, TX. In 2008, the property had average occupancy of 89% and operated above breakeven for the year. Despite the low occupancy, the property was able to generate cash due to low operating expenses. Occupancy at the end of 2009 improved to 94% yet the property operated below breakeven for the year due to increased operating expenses. In 2009, expenses were up 100% over 2008 figures. Maintenance expenses for 2009 were $61,527 compared to $8,636 in 2008. According to the operating general partner, Rural Development required repair work as a result of their most recent audit. The repairs consisted of floor replacement and repairs to porches and stairs. Maintenance expenses in 2010 have returned back to previous levels following the required repairs. Occupancy at the end of the second quarter of 2010 was 92% and the property is operating slightly below breakeven through June 30, 2010. The investment general partner will continue to monitor occupancy and property operations moving forward. All taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 41

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 41 reflects a net loss from Operating Partnerships of $(176,884) and $(170,074), respectively, which includes depreciation and amortization of $387,342 and $402,719, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property located in Mt. Carroll, IL. The property is located in a depressed rural area. In 2006, two of the units lost rental assistance from Rural Development, due to being vacant for at least six months. Those two units remained vacant until January 2009 due to an inability to find tenants who could afford the rents without Rural Development rental assistance. According to the operating general partner, there is little chance of re-attaining the lost rental assistance. Average occupancy increased in 2009 as compared to 2008. Despite this improved occupancy, the property did not operate at breakeven due to higher operating expenses. Through the first half of 2010, occupancy has held steady at 83%, as the two units without rental assistance remain vacant, and management indicated that they are unlikely to be filled. Operating expenses through June 2010 are slightly higher than prorated 2009 audited expenses, driving operations below breakeven. The mortgage, property taxes, and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership experienced difficulties in 2006 when overall average occupancy of 84% declined to 65%, due to inadequate management resulting in poor rent collection, high eviction rates, and many over-income applicants. New site staff was hired early in 2007 and the site manager was able to restore occupancy to 95% by September 2007. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008 and 2009 with occupancy averaging 90% for both years. Through June 2010, occupancy was 95% with operations continuing above breakeven status. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current

Bienville Partnership (Bienville Apartments) is a 32-unit complex located in Ringgold, LA. In 2008, the property had average occupancy of 88% and operated above breakeven. In 2009, average occupancy was 79% and the property operated below breakeven. In addition to the low occupancy, maintenance expenses increased to $69,091 in 2009 compared to $22,860 in 2008. According to the operating general partner, Rural Development required significant repair work as a result of their 2009 audit. Approximately $7,000 of these costs was reimbursed from the replacement reserve account. According to the operating general partner, all repairs were completed in 2009. In April 2010, the investment general partner approved an operating general partner transfer. The new operating general partner has the experience, personnel and systems in place to improve operations at these properties. The new operating general partner's first order of business was to address any existing deferred maintenance and then focus on marketing and leasing. They also added a security patrol on weekend nights in an effort to eliminate criminal activity at the site. Occupancy has improved to average 88% through the second quarter and ended June 2010 at 100%. Despite these improvements, the property continues to operate slightly below breakeven through the second quarter of 2010. The investment general partner will monitor occupancy and expenses at the site and continue to work with the new general partner to improve operations. The low income housing tax credit compliance period expires on December 31, 2016.

In June 2010, the investment general partner of Series 20 and Series 41 transferred their respective interests in Cascade Commons LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $22,279,256 and cash proceeds to the investment partnerships of $782,140 and $390,483 for Series 20 and Series 41, respectively. Of the total proceeds received, $18,709 and $9,757 for Series 20 and Series 41, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $763,431 and $380,726 were returned to cash reserves held by Series 20 and Series 41, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $763,431 and $380,726 for Series 20 and Series 41, respectively, as of June 30, 2010.

Series 42

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 42 reflects a net loss from Operating Partnerships of $(99,232) and $(326,345), respectively, which includes depreciation and amortization of $416,998 and $422,427, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments LP. (Wingfield Apartments) is a 40-unit multifamily development located in Kinder, Louisiana. In 2008, occupancy averaged 84% and the property operated above breakeven. In 2009, occupancy averaged 85% and the property operated below breakeven. There was a 38% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. The repair work consisted primarily of roof replacement resulting from frequent windstorms. All repairs were finished in the fourth quarter of 2009. Occupancy is at 85% at the end of the second quarter of 2010 and the property has operated below breakeven in 2010. According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn. The general partner hired a new and experienced manager in April who they believe will have a positive impact on leasing units. The investment general partner will continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow from the onset. Further, one of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, that member was replaced and a new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property's operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members resulted in less attention to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member. As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property. In addition, the management company was replaced in May 2009 with a management company affiliated with the remaining single member of the operating general partner.

Occupancy averaged 90% for 2008, 2009, and the first half of 2010. Occupancy reached 92% on May 31, 2010, up from 88% in December 2009. The property operated below breakeven in 2008 and 2009, and the property operated at breakeven in the first half 2010. The operating general partner believes that with the change in the operating general partner entity and management company noted above, occupancy will continue to rise and operations will continue to improve. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current. Accounts payable and accrued expenses stood at approximately $64,300 as of May 2010, up approximately $6,800 from December 2009, but down approximately $4,000 from March 2010.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. The property operated well above breakeven in 2009 and occupancy remained strong for the year averaging 97%. Through the second quarter of 2010 the property continues to have strong occupancy and operate above breakeven. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement. Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager's limited tax credit experience and knowledge of the program. A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property's issues and a new site manager began in the beginning of May 2009. This manager has previous tax credit experience as an assistant manager and was promoted from a larger property with the idea that she can deliver focus to this smaller property. Another site visit was conducted at the property in July 2009. Housekeeping and maintenance had improved, but tenant files continued to require attention. The site manager and regional compliance manager corrected all file issues. A 100% recertification and state management review occurred in October 2009, resulting in a satisfactory score. The investment general partner also had a consultant perform a site inspection in June of 2010. The consultant advised that the property was in good physical condition and the files were in excellent condition.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is attempting to recapitalize its Colorado portfolio, including HS Housing, but the plan's likelihood for success continues to be uncertain at this time. However, improved management has resulted in increased cash flow across the entire portfolio. The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio's identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June 2009. In the second quarter of 2010 the investment general partner had requested that the management company put together a capital needs plan for the entire Colorado portfolio. In June of 2010 the management company completed the requested capital needs plan for HS Housing and submitted a copy to both the investment general partner and HUD. The plan calls for $180,000 in capital improvement over the next 5 years. The plan includes roof replacement, exterior painting, and installation of a new irrigation system and concrete replacement. The investment general partner will monitor the progress of the capital needs plan. The operating general partner will be required to advance funds to each partnership that will not have sufficient replacement reserve money to complete the capital improvements that are needed.

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

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units had been repaired and re-occupied. In May 2008, corrected 8823s for the ten units that were off-line were filed with the IRS by the Colorado Finance Housing Agency. In 2009, two units were discovered to be in need of structural repairs related to the floor joists. Management obtained bids and work was completed in June 2009 on the first unit. The bid was for $5,000 and was paid from operating cash. This unit was brought back online and was re-tenanted in late June. A second unit was vacated in August 2009 and received structural repairs that were completed in November 2009. The repairs were anticipated to be completed during the third quarter of 2009; however, the scope of work increased after further investigation. The contractor honored the original bid of $4,000 and was paid from operating cash. The unit was re-tenanted in December 2009. No additional units in need of structural repairs have been identified. The property operated above breakeven in 2008 and 2009 with the help of strong occupancy. Through the second quarter of 2010, occupancy has averaged 97%, and the property continues to operate above breakeven. All real estate taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio. The operating general partner is attempting to recapitalize its Colorado portfolio, including TS Housing, but the plan's likelihood for success continues to be uncertain at this time. However, improved management has resulted in increased cash flow across the entire portfolio. The investment general partner has turned its attention toward obtaining a commitment from the operating general partner to fund the portfolio's identified near term capital improvement needs and aged payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June 2009. In the second quarter of 2010 the investment general partner had requested that the management company put together a capital needs plan for the entire Colorado portfolio. In June of 2010 the management company completed the requested capital needs plan for TS Housing and submitted a copy to both the investment general partner and HUD. The plan calls for $176,715 in capital improvement over the next 5 years. The plan includes window replacement, exterior painting, and installation of a new irrigation system and concrete replacement. The investment general partner will monitor the progress of the capital needs plan. The operating general partner will be required to advance funds to each Operating Partnership that will not have sufficient replacement reserve money to complete the capital improvements that are needed. The investment general partner also had a consultant perform a site inspection in June of 2010. The consultant advised that the property was in good physical condition and the files were in excellent condition.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong and was 100% at the end of the second quarter of 2010. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit family property located in Charleston, WV. Due to weak and declining economic conditions throughout 2008, many retail employers closed or reduced employee hours significantly. Retail employment composes a large portion of the property's tenant base and, as a result, the number of evictions increased. The manager was terminated in the fourth quarter of 2008, as she had become too lax with her responsibilities, particularly rent collections. The new manager, with 20 years experience, has been much more forceful and proactive with collections. By the end of the 2009 fourth quarter, occupancy returned to historic levels, reaching 89%, and operations are above breakeven. The occupancy increased in 2010 with an average of 96%, ending in June at 95%.

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

Series 43

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 43 reflects a net loss from Operating Partnerships of $(189,665) and $(376,542), respectively, which includes depreciation and amortization of $550,425 and $598,071, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Dorchester Court Apartments (Dorchester Court Limited Dividend Housing Association, LP) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow from the onset. Further, one of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, that member was replaced and a new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property's operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members resulted in less attention to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member. As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property. In addition, the management company was replaced in May 2009 with a management company affiliated with the remaining single member of the operating general partner.

Occupancy averaged 90% for 2008, 2009, and the first half of 2010. Occupancy reached 92% on May 31, 2010, up from 88% in December 2009. The property operated below breakeven in 2008 and 2009, and the property operated at breakeven in the first half 2010. The operating general partner believes that with the change in the operating general partner entity and management company noted above, occupancy will continue to rise and operations will continue to improve. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current. Accounts payable and accrued expenses stood at approximately $64,300 as of May 2010, up approximately $6,800 from December 2009, but down approximately $4,000 from March 2010.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from very low employment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In recent years, management has implemented a variety of concessions including lowering the security deposit from one month's rent to $99, waiving the $20 application fee, and offering one month free rent. In addition, private rental assistance of up to $200/month has been offered for qualified applicants. While these concessions improved occupancy, the property continued to operate at a deficit. In an effort to improve cash flow, management removed the concessions after occupancy reached 100% in March 2009. Afterwards, occupancy immediately began to decline and ended September 2009 at 83%. The concessions were then reinstated and occupancy improved to 88% by year-end 2009. Occupancy has continued to increase in 2010, averaging 90% year-to-date and ending the second quarter of 2010 at 96%. In addition, the property is operating above breakeven for the year due in part to the successful recovery of $2,400 of previously written-off bad debt. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expired in February 2009 but he continues to fund deficits as needed. The low income housing tax credit compliance period expires on December 31, 2010.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property located in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. A new manager was hired in July 2009 who increased marketing and leasing efforts. Occupancy stabilized and averaged 94% in 2009, allowing the property to generate cash for the year. In early 2010, the local Public Housing Authority began using HUD's new Enterprise Income Verification System, an electronic income verification system designed to increase the efficiency and accuracy of tenant income and rent determinations and deter housing fraud. A brochure was distributed to the residents to inform them of the new system, and five tenants immediately vacated the property causing occupancy to drop from 94% in December 2009 to 78% in January 2010. Management has aggressively marketed the vacant units and occupancy has since increased to 88% as of May 2010; however, revenue for the year is down 13% and the property has operated at a deficit. Although operations have begun to improve as the occupancy has slowly increased, the property is expected to operate at a slight deficit for the year. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expires at the end of August 2012 and he continues to fund deficits as required. The low income housing tax credit compliance period expire on December 31, 2017.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. The property operated with a negative cash flow during 2009, mostly as a result of decreased occupancy and low rental rates. Average physical occupancy in 2009 was 89%. Through the second quarter of 2010, occupancy improved significantly and as of June 30 the property was 95% occupied. However, it was still unable to achieve breakeven. Although occupancy is high and expenses remain reasonable, low rental rates in the area continue to negatively impact cash flow. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Occupancy was at 100% as of June 2010. Tenant receivables are an issue that has historically plagued the profitability of the project. However, during the first two quarters of 2010 the property collected a larger portion of current tenant receivables. The resulting increase in cash flow allowed the property to operate above breakeven during the first two quarters of 2010. Management hired an outside financial consultant with the primary focus on identifying what are tenant receivables versus what is bad debt. This focus enables management to concentrate on attainable tenant receivables. To combat the continued increase in utility costs, management plans to implement a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer will provide a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consists of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer will also provide educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Management also has employed a three-year plan to increase revenue by adjusting the 2008 tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011. Management continues to work on reducing tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). Generally legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The property's goal is to pay down all 2007 and 2008 past due payables by the end of 2010. The increase in the tenant maintenance charges will supplement this goal. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first two quarters of 2010 at 90%, but this could only be achieved with rent concessions. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of June 30, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. The investment general partner performed a site visit in May 2010. The property was found to be in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization. The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan re-structure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time mortgage amortization re-starts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. This agreement should ensure that the Operating Partnership stays current on the first mortgage payments into 2012 and provide a bridge to an improved economy and improved rental market in Atlanta. If the rental market in Atlanta does not improve by 2012, the Operating Partnership may not be able to make its monthly mortgage payment once amortization re-starts, exposing the Operating Partnership to foreclosure risk and re-capture costs in 2012. The interest only mortgage payment, real estate taxes and insurance payments are current as of June 30, 2010.

Series 44

As of June 30, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 10 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 44 reflects a net loss from Operating Partnerships of $(280,302) and $(332,412), respectively, which includes depreciation and amortization of $596,572 and $615,936, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Fort Worth, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December. A new management company, hired in December 2009, has implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to 94% by June 30, 2010. The property is operating above breakeven; however, it is currently making debt payments under the construction loan (i.e. interest only payments; no amortization). The property is currently financed with floating rate, tax exempt bonds. If the loan were to convert to permanent financing and the property maintains the current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would be below breakeven. In addition, were the floating interest rate to increase significantly, the property could experience a further deficit. In the past, Post Oak Apartments has experienced higher resident turnover than expected, primarily because of delinquency and evictions. Also, there are a number of comparably priced market rate communities in the immediate vicinity, some of which have better amenities and offer significant concessions. The new management company has implemented a "no tolerance" policy to enforce collection rules, and although bad debt expense needs further improvement, it is projected to be significantly lower in 2010 than it was in 2009. Residents are now charged for damages and lease violations, and are being evicted if necessary. In addition, the operating general partner has received approval from the Texas Department of Housing and Community Affairs to allow 38 units that were set aside for families earning 30% of the Area Median Income (AMI) or less to be rented by families earning up to 60% of AMI.  This change will increase the pool of potential residents, and potentially increase rental revenues to the extent residents earning more than 30% of AMI occupy these 38 units.

As a result of the high expenses noted above, the property is unable to support the originally underwritten permanent debt amount. The Operating Partnership has not been able to convert from construction to permanent financing. The construction/permanent lender granted an extension of the construction loan through August 16, 2010. In the third quarter of 2010, the operating general partner plans to submit a request for approval from the Texas Department of Housing and Community Affairs as well as the investment general partner for the admission of a new operating general partner. It is anticipated that this new operating general partner will be able to obtain a full abatement of the real estate taxes, due to its non-profit status. A full abatement of the taxes, as well as the continued improvement in occupancy and reduction in bad debt expense, noted above, should generate sufficient cash flow to meet the lender's debt conversion requirements at the originally underwritten principal amount. The operating general partner has an unlimited guarantee until rental achievement. The property's construction mortgage, real estate tax and insurance payments are current as of June 30, 2010.

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

In 2009, the property operated well below breakeven. All operating deficits are funded by the operating general partner through operating deficit loans. At the end of the second quarter 2010 the property increased occupancy to 93%. Consequently, the property is operating above breakeven through the first half of 2010. The increase in occupancy is attributed to a decrease in criminal activity surrounding the property, as well as new leasing specials. The new leasing specials include $299 move in, $300 lease renewal and a $300 resident referral special. Management indicated that over the last half of 2009, the property experienced a handful of home invasions. To combat the recent influx in crime, management restructured its security approach by releasing the ineffective courtesy officer. The property stationed a part time police officer in the front of the property during the predominantly higher crime times. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first two quarters of 2010 at 90%, but this could only be achieved with rent concessions. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of June 30, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. The investment general partner performed a site visit in May 2010. The property was found to be in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization. The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan re-structure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time mortgage amortization re-starts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. This agreement should ensure that the Operating Partnership stays current on the first mortgage payments into 2012 and provide a bridge to an improved economy and improved rental market in Atlanta. If the rental market in Atlanta does not improve by 2012, the Operating Partnership may not be able to make its monthly mortgage payment once amortization re-starts, exposing the Operating Partnership to foreclosure risk and re-capture costs in 2012. The interest only mortgage payment, real estate taxes and insurance payments are current as of June 30, 2010.

United Development CO. 2001 LP (Memphis 102), is a 102-unit scattered site family development, located in Memphis, TN. Occupancy in 2009 averaged 87% and the property operated below breakeven. Bad debt was an issue in 2009 due to the overall economy with tenants losing their jobs. Maintenance expenses were $861 higher than the state average on a per unit basis. As of December 31, 2009, accrued taxes totaled $452,574. As of June 2010, occupancy was 94% with a significant improvement in maintenance expenses. The operating general partner is expected to submit a workout plan to the investment general partner for the accrued taxes during the third quarter of 2010. The operating general partner is no longer funding operating deficits as needed. The mortgage payments, insurance, and accounts payables are all current. The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a 30-unit apartment complex located in Bealeton, Virginia. Bealeton is located approximately 45 miles southwest of Washington D.C. The property consists of 30 low income housing tax credit units located in 15 duplex townhomes, each having three bedrooms. Between the years 2004 and 2008, the property maintained an average occupancy of 95%-98%. In 2009 occupancy averaged 88% for the year. The property operated below breakeven in 2009 with negative cash flow of ($28,388). Total revenue decreased while operating expenses increased from the prior year. Operating expenses are 13% above the state average. The property had tenant receivables of $16,679 as of year-end 2009 and bad debt of $11,852. Year-to-date the property is averaging 100% occupied. The investment general partner has initiated monthly conference calls with the operating general partner to discuss operations and will monitor operations until above breakeven operations can be verified. The property was inspected in June 2010 and was found to be in excellent condition. All real estate taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 45

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 45 reflects a net loss from Operating Partnerships of $(366,947) and $(371,906), respectively, which includes depreciation and amortization of $728,228 and $779,644 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for the first six months of 2010 was 90%; however, the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses during 2009, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of June 30, 2010, these principal payments remain deferred. The contractual principal payments for 2008 and 2009 have also not been paid, although the lender elected to convert these two mortgage principal payment liabilities to a separate demand note liability executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. The Operating Partnership remains current on the interest portion of its debt service. The real estate taxes for 2008 were paid in the first quarter of 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase. The investment general partner is closely monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

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

In 2009, the property operated well below breakeven. All operating deficits are funded by the operating general partner through operating deficit loans. At the end of the second quarter 2010 the property increased occupancy to 93%. Consequently, the property is operating above breakeven through the first half of 2010. The increase in occupancy is attributed to a decrease in criminal activity surrounding the property, as well as new leasing specials. The new leasing specials include $299 move in, $300 lease renewal and a $300 resident referral special. Management indicated that over the last half of 2009, the property experienced a handful of home invasions. To combat the recent influx in crime, management restructured its security approach by releasing the ineffective courtesy officer. The property stationed a part time police officer in the front of the property during the predominantly higher crime times. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property operated below breakeven during the first quarter of 2010 due to high seasonal operating expenses. Seasonal snow removal and heating costs have since normalized, which allowed the property to operate above breakeven in the second quarter of 2010. Occupancy remained strong at 97% as of June 30, 2010. All taxes, insurance, and mortgage payments are current.

Series 46

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 46 reflects a net loss from Operating Partnerships of $(244,261) and $(169,387), respectively, which includes depreciation and amortization of $335,999 and $339,482, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit new construction development located in McComb, Mississippi. Construction was completed April 4, 2006. The property operated below breakeven in 2008 despite averaging 98% occupancy, primarily due to a high debt level. Rents were increased by $60 per unit in 2008. Occupancy at the end of 2009 was 90% and the property operated above breakeven for the year. In 2010, occupancy remains strong with operations above breakeven through the second quarter of 2010. All real estate tax, mortgage, and insurance payments are current.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 85% during 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities. The property rents are lower than the area fair market rents. This prompted management to target the competing properties by sending a mass-mailing to over 700 residences to promote lower rents at Linden's Apartments. The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned. Management sent another mass-mailing in October 2009 to over 500 units with slightly lower rents. The mailing was to all rental units excluding nursing homes that offered incentives of up to two months free rent. This action resulted in eleven move-ins during the fourth quarter of 2009. In order to increase visibility of the property from the street, management cleared trees between the property and the road in the fall of 2009. These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009 and remains strong averaging 99% through the second quarter of 2010. The property continues to operate above breakeven through the first six months of 2010.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. Wagoner is a small town with limited employment opportunities. Consequently, Wagoner Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. A more experienced manager took over the property in 2009 and has increased marketing efforts and worked closely with local businesses to improve occupancy through referrals. With the increased marketing efforts and successful unit conversions, occupancy improved to an average of 91% in 2009, but rental rates remained insufficient to cover increased maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance premiums increased due to an increase in insurance claims in 2008/2009, and are expected to remain high through 2010. However, the operating general partner is working with a local insurance agent in an effort to reduce those costs. Rural Development approved a $30-60 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven. However, operations remain below breakeven, with occupancy averaging 89% through the second quarter of 2010 and continued high expenses. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas. Despite strong occupancy of 97% in 2009 and the first half of 2010, the property operated just below breakeven. In the first quarter of 2010, the investment general partner discussed with the operating managing member filing a real estate tax appeal, as the taxes are higher than the state average. The operating managing member is considering an appeal of the assessed value via the Payment Under Protest process in December 2010; however, the first half of the 2010 taxes will also need to be paid at that time of appeal. In addition, because occupancy is very strong, the investment general partner has also discussed with the operating managing member a potential rent increase. The rent increase request was filed with the state in July 2010 and if approved, will likely go into effect late in the third quarter of 2010. With the rent increase and a slight reduction in real estate taxes, the property should be able to operate above breakeven. The operating managing member has also received preliminary approval from the lender to re-set the principal balance of the first mortgage from its current balance to its original commitment amount. If approved, this will provide enough capital to pay the past due real estate taxes, which are approximately two and a half years in arrears. The operating managing member has been making and will continue to make monthly payments on these past due taxes, until the debt modification is completed.

Panola Housing Ltd. (Panola Housing) is a 32-unit multifamily development located in Carthage, TX. In 2009, despite average occupancy of 99%, the property operated below breakeven. There was a 25% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit and expenses are expected to return to 2008 levels once the repairs are completed. There was $10,000 in Rural Development required repairs in the first quarter that caused the below breakeven operations. According to the operating general partner, all repairs have been completed as of March 31, 2010, and maintenance expenses have normalized. Management implemented a $40 per unit rent increase in April that applies to new tenants as well as renewals. Occupancy has been 100% in June 2010, and the property is operating just below breakeven. The investment general partner will monitor operations quarterly and discuss issues with the operating general partner and management as needed. The low income housing tax credit compliance period expires in 2018. All real estate tax, mortgage, and insurance payments are current.

Howard Park Limited (Howard Park Apartments) is a 16 unit family property located in Florida City, FL. The property operated at below breakeven operations in 2009 due to high real estate taxes. In 2007, the taxes significantly increased due to a reassessment error. The property was improperly assessed as market rate. The increase in the tax bills also included adjustments for prior years. The operating general partner filed a petition for reassessment. Due to the tax increase, the operating general partner received a personal loan to pay the past year adjustments plus the taxes due through 2008. A hearing was held with the Valuation Adjustment Board which resulted in a reduction in the assessed value for tax year 2010 and forward. The operating general partner is currently seeking additional personal financing to pay the balance of the 2009 taxes during the third quarter of 2010. The occupancy through the second quarter of 2010 averaged 94% and the property is operating above breakeven with the lower tax expense. The investment general partner will continue to monitor property operations and ensure that the tax payment is made. The low income housing tax credit compliance period expires in 2014.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Fund determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors.  A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE.  However, management does not consolidate the Fund's interests in these VIEs, as it is not considered to be the primary beneficiary.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local general partners and their guarantee against credit recapture.

Recent Accounting Changes

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

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

Recent Accounting Changes - continued

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Fund for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Fund reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-Q.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None

Item 6.	Exhibits

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 16, 2010		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 16, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 16, 2010	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.